Form 10-K405
period 1994-12-31
COLUMBIA LABORATORIES INC
filed 1995-04-14
CIK 821995

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to

                        COMMISSION FILE NUMBER 1-10352

                          COLUMBIA LABORATORIES, INC.
             (Exact name of Company as specified in its charter)

        DELAWARE                                              59-2758596
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        2665 SOUTH BAYSHORE DRIVE, PH II-B
        MIAMI, FLORIDA                                          33133
(Address of principal executive offices)                      (Zip Code)

Company's telephone number, including area code: (305) 860-1670

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE                       AMERICAN STOCK EXCHANGE
  (Title of each class)                    (Name of exchange where registered)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 1995:
$94,422,458

     Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 1995: 25,070,411

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

    Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop on a worldwide basis a portfolio of women's prescription and over-the-counter products, including those which help prevent sexually transmitted diseases.
Columbia's products primarily utilize the Company's patented bioadhesive delivery technology, the Bioadhesive Delivery System.

    Formulated products utilizing the Bioadhesive Delivery System consist principally of a polymer, polycarbophil, and an active ingredient. The Bioadhesive Delivery System is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces and to mucin, a naturally occurring secretion of the mucous membranes. The polymer remains attached to epithelial surfaces and/or the mucin and is discharged upon normal cell turnover or upon the detachment of the mucin from the mucous membranes, a physiological process which, depending upon the area of the body, occurs every 12 to 72 hours. This extended period of attachment permits the Bioadhesive Delivery System to be utilized in products when extended duration of effectiveness is desirable or required.

    The Company's initial efforts have applied the technology to women's health care products that can be sold as cosmetics and over-the-counter drugs, which do not require governmental or regulatory approval. The Company has focused on women's health care because of the significant number of women--particularly of post-menopausal age--whose health and hygiene needs have not been met by available products and because the Company has found vaginal delivery to be particularly effective. The Company intends to continue to develop products that improve the delivery of previously approved drugs.

    The Company is currently engaged solely in one business segment -- the development and sale of pharmaceutical products and cosmetics. See footnote 7 to the consolidated financial statements for information on foreign operations.

    The Company's principal executive offices are located at 2665 South Bayshore Drive, Miami, Florida 33133, and its telephone number is (305) 860-1670. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SARL ("Columbia France"), Columbia Laboratories (UK) Limited ("Columbia UK"), Columbia Laboratories (Ireland) Limited ("Columbia Ireland") and Columbia Research Laboratories, Inc. ("Columbia Research").


PRODUCTS

    REPLENSregistermark. In November 1989, the Company introduced Replens, the first product utilizing the Bioadhesive Delivery System, in the United States. Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. The Company introduced Replens in England and Ireland in December 1990. The Company's original commercialization strategy was to market Replens through its own sales force.

    In 1991, in an attempt to gain mass marketing power and access to worldwide markets quickly, the Company developed and executed an alternative marketing strategy. The Company has entered into strategic alliance agreements for the marketing and distribution of Replens with: (i) Warner-Lambert Company under which Warner-Lambert Company markets Replens in the United States; (ii) subsidiaries of Johnson and Johnson under which those subsidiaries market Replens in Italy and will market Replens in

Belgium; (iii) Roussel-UCLAF under which Roussel markets Replens in France, certain French overseas territories and Greece; (iv) Sterling Drug Inc. under which Sterling markets Replens in Japan, South America, Central America, Australia, New Zealand, and other Pacific Rim nations; (v) Teva Pharmaceutical under which Teva will market Replens in Israel; (vi) Logos Pharmaceuticals (Pty) Limited under which Logos markets Replens in South Africa and the sixteen countries of sub-Saharan Africa; (vii) LASA SA under which LASA SA markets Replens in Spain; (viii) Unipath Ltd. under which Unipath markets Replens in the United Kingdom; (ix) Roberts Pharmaceutical Corporation under which Roberts will market Replens in Canada; (x) Vifor SA under which Vifor will market Replens in Switzerland and Liechtenstein; (xi) Hermes H/F under which Hermes is currently marketing Replens in Iceland and (xii) a Swedish pharmaceutical company that has created a joint venture which markets Replens in Sweden and other Scandinavian countries.

    As a result of having marketed Replens in the United States and England, which demonstrated the market for Replens, the Company has been able to negotiate agreements with its strategic alliance partners pursuant to which the Company manufactures Replens and in return receives as revenue approximately 24% to 30% of its partners' selling price of the product. These companies are responsible for all marketing and distribution costs of Replens in their territories. The Company has been informed that its strategic alliance partners expect to spend, in aggregate, over $20 million during 1995 marketing Replens and Advantage 24; however, there can be no assurance that such amounts will be spent or if spent will have a favorable impact on the Company's sales. Prior to entering into these strategic alliance agreements, the Company lost money on Replens as a result of the significant amounts the Company was required to spend on product promotion. As part of these agreements, certain of the strategic alliance partners have the right of first option or right of first refusal, in the applicable countries, to license future gynecological products developed by the Company.

    In December 1992, the United Kingdom Medicines Control Agency ("MCA") granted a General Sales License for Replens to be sold in the UK for the symptomatic relief of vaginal dryness in postmenopausal women and, when used regularly, for the reduction of pH to levels normally found in premenopausal women. Replens had previously been sold in the UK under the cosmetic regulations which restricted the claims that the Company could make for the product. The Company believes that Replens is now the only non-hormonal product approved for vaginal moisturization and reduction of pH in the UK. In the United States, Replens is sold as a cosmetic.

    In  February  1994,  the  European  Union   recommended  to  its  member
countries, based on consultation from each of the countries, that Replens be approved as a drug. Currently, eleven of the twelve countries agree with the European Union's recommendation and the Company believes that licenses from these individual countries will be issued within the next several months.

    While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

    FEMINESSE. Feminesse, which also utilizes the Bioadhesive Delivery System, helps eliminate vaginal odor on a sustained basis. Feminesse is currently sold in the U.K. by Unipath.

    ADVANTAGE 24registered. During 1993, Advantage 24, the Company's 24 hour sustained release contraceptive gel, was qualified to be sold in the United States, under the existing FDA monograph for nonoxynol-9 spermicidal products. In September 1994, the Company entered into a license and distribution agreement with Lake Pharmaceutical, Inc. under which Lake markets Advantage 24 in the United States.

    Among Advantage 24's benefits is its slow release characteristic which permits the spermicide to be effective for up to 24 hours, in contrast with conventional spermicides that must be applied at most two hours prior to intercourse. The slow release feature is derived from the Company's Bioadhesive Delivery System, which enables the nonoxynol-9 to adhere to the cervix. Broader claims relating to prevention of sexually transmitted diseases (STD's) will be requested upon completion, if successful, of clinical studies now underway. The Company expects that within 12 months it will have sufficient data to apply for regulatory approval on the broader claims. In Europe, the Company intends to register Advantage 24 as an over-the-counter drug.

    Additionally, the World Health Organization (WHO) has recently completed an approximately 300 women safety study on Advantage 24. WHO's preliminary analysis of the data generated indicates that Advantage 24, as used in the study, was free of any serious side effects. A full analysis of the data is now being performed. Based on the results of this study, the WHO has indicated an interest in studying the efficacy of Advantage 24 in preventing the heterosexual transmission of HIV and other STD's. The WHO is currently developing a protocol with the Company.

    CRINONEtrademark. Preliminary analysis of the clinical data on the Company's first prescription drug utilizing the Bioadhesive Delivery System, Crinone, a vaginal progesterone product, has confirmed that it can help protect against uterine cancer in women receiving estrogen replacement therapy. The clinical studies have also indicated that the Company's bioadhesive natural progesterone is applicable to women who have difficulty in maintaining pregnancy, especially the difficulties of those undergoing in-vitro fertilization procedures (IVF).

    During 1994, the Company submitted registration files covering Crinone to the U.K.'s Medical Control Agency and to certain other European regulatory authorities for approval as a new drug. The Company anticipates that a New Drug Application (NDA) will be filed in the United States upon successful completion of two additional clinical studies.

    During 1993, the Logos Replens Agreement was amended such that Logos will also be the exclusive distributor of the Company's progesterone product in South Africa and the sixteen countries of sub-Saharan Africa. As part of the agreement, the Company received upfront licensing fees and expects to receive ongoing revenue from manufacturing and product sales.

    OTHER PRODUCTS. The Company also markets New Advanced Formula Legatrin PMtrademark, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Vaporizer in a Bottle registermark, a portable decongestant for relief of colds and hay fever congestion; and Diasorb registermark, a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System.


RESEARCH AND DEVELOPMENT

    The  Company  expended  $9,376,047  in  1994,  $5,290,912  in  1993  and
$3,129,026 in 1992, on research and development activities. The increase in expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone and Advantage 24 products. These studies are coordinated from the Company's New York and Paris offices.

    In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, of which $1.1 million was paid in December 1993 and the remaining $900,000 was paid in February 1994.

The potential product was recently granted a Clinical Trials Exemption (CTX) in the United Kingdom and clinical trials in humans are now underway.

    The option, which must be exercised upon the occurrence of certain events, expires in December 1998. Upon exercise of the option, the Company will be required to pay an additional $5 million. If the Company does not exercise its option upon the occurrence of certain events, the Company's rights to the option are terminated.

    The synthetic molecule, which could prove to be a breakthrough in the treatment of AIDS, is a multibranched peptide, a type of protein, which acts to prevent the AIDS virus from fusing with a healthy cell. Up to now, the only treatments available for AIDS patients act by stopping the virus from multiplying rapidly. The Marseille molecule, according to a recent paper published in the Journal of France's Academy of Sciences, could prevent the virus from attacking healthy cells in two ways: (i) in lymphocytes, the white blood cells that are a key part of the body's immune system and (ii) in macrophages, a type of white blood cell that is often a vehicle for transmitting the virus to the brain.


PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY INFORMATION

    The Company purchased the patents underlying the Bioadhesive Delivery System from Bio-Mimetics, Inc. ("Bio-Mimetics"). The Company has the exclusive right to the use of the Bioadhesive Delivery System subject to certain third party licenses issued by Bio-Mimetics that have been assigned to the Company and certain restrictions on the assignment of the patents. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    The basic patent that covers the Bioadhesive Delivery System was issued in the United States in 1986 and by the European Patent Office in 1992. Corresponding patents have also been issued in Canada and Australia. A corresponding application is currently pending in Japan. The Company is continuing to develop the core Bioadhesive Delivery System and has filed patent applications covering tissue moisturization, in general, as well as vaginal moisturization. These applications are currently pending in the U.S. Patent and Trademark Office, the European Patent Office, and elsewhere, worldwide. While patent applications do not ensure the ultimate issuance of a patent, it is the Company's belief that patents based on these applications will issue.

    In addition to the basic patents discussed above, the Company has two additional patents that cover ophthalmic treatment products. These two patents also underlie an agreement to share technology with InSite Vision Incorporated ("Insite"). Under this agreement, the Company obtained from Insite the worldwide rights to market ophthalmic veterinary products which utilize Insite's sustained release gel technology. In addition, the Company obtained the right to market, in all parts of the world except North America and portions of Asia, ophthalmic over-the-counter drugs which utilize Insite's sustained release gel technology. In exchange, Insite obtained from the Company the worldwide rights to market prescription ophthalmic products which utilize the Company's Bioadhesive Delivery System. In addition, InSite obtained the right to market, in North America and portions of Asia, ophthalmic over-the-counter drugs which utilize the Company's Bioadhesive Delivery System.

    Because the Company operates on a worldwide basis, the Company seeks worldwide patent protection for its technology and products. While having patent protection cannot ensure that no competitors will emerge, this is a fundamental step in protecting the technologies of the Company.

    The Company has registered "Replens" as a trademark in the United States, the United Kingdom and in 49 other countries. Applications are pending in an additional six countries. Applications for the trademarks "Advantage 24" and "Crinone" have recently been filed in over 50 countries. Applications for the registration of trademarks do not ensure the ultimate registration of these marks. The Company believes these marks will be registered.

    The Company also relies on confidentiality and nondisclosure agreements. There can be no assurance that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.


MANUFACTURING

    During 1991, the Company introduced a new, more efficient and less expensive manufacturing and packaging process for the production of Replens and its future women's health care products. The process, called "form, fill and seal," is a single step process whereby the redesigned applicator is created, filled and sealed in one process. Replens is currently being manufactured and packaged, utilizing the process developed by the Company, by third-party manufacturers in Europe. In 1991, the Company placed orders for approximately $2.7 million of manufacturing equipment. As of December 31, 1994 and 1993,
$945,000 of this equipment was completed and is included in machinery and equipment in the accompanying consolidated balance sheet. Deposits on manufacturing equipment totalling approximately $991,000 are included in other assets in the December 31, 1994 and 1993 consolidated balance sheets. Due to production delays, the Company does not expect to take delivery of this equipment until 1995 or 1996.

    Medical grade, cross-linked polycarbophil, the polymer used in the Company's products utilizing the Bioadhesive Delivery System, is currently available from only one supplier, B.F. Goodrich Company ("Goodrich"). The Company believes that Goodrich will supply as much of the material as the Company may require because the Company's products rank among the highest value-added uses of the polymer. There can be no assurance that Goodrich will continue to supply the product. In the event that Goodrich cannot or will not supply enough of the product to satisfy the Company's needs, the Company will be required to seek alternative sources of polycarbophil. There can be no assurance that an alternative source of polycarbophil will be obtained.

    All of the other raw materials used by the Company for its products utilizing the Bioadhesive Delivery System are available from several sources.


OVER-THE-COUNTER DRUGS

    GENERAL. The Company currently markets three over-the-counter drugs: New Advanced Formula Legatrin PMtrademark, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Diasorb, a pediatric antidiarrheal product; and Vaporizer in a Bottle, a portable decongestant for relief of colds and hay fever congestion. These over-the-counter drugs are manufactured by third-party manufacturers. All of the raw materials used by the Company for its over-the-counter drugs are available from several sources.

    The over-the-counter drugs are sold to drug wholesalers and chain drug stores. The Company utilizes 18 drug manufacturers' representative firms to make calls on the Company's trade customers. The manufacturers' representatives receive commissions based on sales made within their respective territories. The Company supports the activities of the manufacturers' representatives by advertising in medical and consumer publications, direct mailings and convention participation.

    LEGATRIN.  In February 1989, the Company  acquired from Scholl,  Inc., a subsidiary of Schering-Plough Corporation, the North American rights to the product Legatrin and the related trademark, for $300,000 and the assumption of certain liabilities approximating $41,000. The FDA, in 1988, initiated a review to determine whether drugs containing quinine sulfate for night leg cramps, an ingredient in Legatrin, should remain on the market. The FDA issued a final monograph, which became effective on February 22, 1995, restricting manufacturer's from selling over-the-counter quinine sulfate based-products for the relief of night leg cramps. As a result, the Company reformulated Legatrin, and in February 1995 introduced New Advanced Formula Legatrin PM.


SALES

    The following tables sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 15% or more of consolidated net sales in any of the three years ended December 31, 1994.

                    1994      1993      1992
                    ----      ----      ----
    Replens           39%       42%       42%
    Legatrin          49        48        47
    Other products    12        10        11
                    ----      ----      ----
                     100%      100%      100%
                     ===       ===       ===

The Company anticipates the percentage of sales attributable to Legatrin and the other products to decrease in future years as additional products utilizing the Bioadhesive Delivery System are introduced. Warner- Lambert accounted for approximately 27%, 29% and 32% of 1994, 1993 and 1992 consolidated net sales, respectively. Another customer accounted for approximately 14% and 11% of 1994 and 1993 consolidated net sales, respectively. As set forth above, the FDA issued a final monograph, which became effective on February 22, 1995, restricting manufacturer's from selling over-the-counter quinine sulfate based-products for the relief of night leg cramps. As a result, the Company reformulated Legatrin, and in February 1995 introduced New Advanced Formula Legatrin PM.


COMPETITION

    While the Company has entered into the strategic alliance agreements for the marketing of Replens with large pharmaceutical companies, there can be no assurance that the Company and its partners will have the ability to compete successfully. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence. The markets which the Company and its strategic alliance partners operate in or intend to enter are characterized by intense competition. The Company and its partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. In addition, numerous companies are developing or, in the future, may develop enhanced delivery systems and products competitive with the Company's present and proposed products. Some of the Company's and its partners' competitors possess greater financial, research and technical resources than the Company or its partners. Moreover, these companies may possess greater marketing capabilities than the Company or its partners, including the resources to implement extensive advertising campaigns.

    Although  the  Company  is  not  aware  of  any  product   incorporating
rate-controlled technology with respect to vaginal lubrication, the Company believes that Replens competes in the same markets as K-Y Jelly registermark and Gyne-Moisturin registermark, vaginal lubricants marketed by Johnson & Johnson Products, Inc. and Schering-Plough Corporation, respectively. The Company also believes that Advantage 24, Legatrin PM and Diasorb compete against numerous products in their respective categories and that Vaporizer in a Bottle registermark competes against Vicks Vaporsteam, a product distributed by Richardson-Vicks, Inc.


GOVERNMENT REGULATION

    The Company is subject to both the applicable regulatory provisions of the FDA in the United States and the applicable regulatory agencies in those foreign countries where its products are manufactured and/or distributed.

    As in the United States, a number of foreign countries require premarketing approval by health regulatory authorities. Requirements for approval may differ from country to country and may involve different types of testing. There can be substantial delays in obtaining required approvals from regulatory authorities after applications are filed. Even after approvals are obtained, further delays may be encountered before the products become commercially available.

    In the United States, manufacturers of pharmaceutical products are subject to extensive regulation by various Federal and state governmental entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA, which is the principal regulatory authority in the United States for such products, has the power to seize adulterated or misbranded products and unapproved new drugs, to require their recall from the market, to enjoin further manufacture or sale and to publicize certain facts concerning a product. As a result of FDA regulations, pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining premarket regulatory approval requires extensive time and cash expenditures. The manufacturing of the Company's products which are either manufactured and/or sold in the United States, is subject to current Good Manufacturing Practices prescribed by the FDA. The labeling of over-the-counter drugs in the United States, as well as advertising relating to such products, are subject to the review of the Federal Trade Commission ("FTC") pursuant to the general authority of the FTC to monitor and prevent unfair or deceptive trade practices.


PRODUCT LIABILITY

    The Company may be exposed to product liability claims by consumers. Although the Company presently maintains product liability insurance coverage in the amount of $10 million, there can be no assurance that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a materially adverse effect on the Company.


EMPLOYEES

    As of February 28, 1995, the Company had 22 employees,  5 in management,
4 in sales positions, 4 in research and development administration and 9 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

    The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive Compensation--Employment Agreements."

ITEM 2. PROPERTIES

    As of February 28, 1995, the Company leases the following properties:

                                                                            Annual
   Location           Use                Square feet       Expiration        Rent
   --------           ---                -----------       ----------        ----
Miami, FL         Corporate office          3,900        September 1998     $85,000
Paris, France     Research admin office     2,000        January 1996       100,000
Paris, France     Business residence        1,870        September 1995      50,000
New York, NY      Residential office        1,000        April 1996          39,000


ITEM 3. LEGAL PROCEEDINGS

       In  April  1992,   the  Company  filed  an  action  against  Bank  Piquet
("Piquet"), and certain other defendants (all of whom except Piquet have defaulted), for a declaratory judgement ("Action"), in the United States District Court for the Southern District of Florida ("Court"), relating to the ownership and rights to exercise certain warrants to purchase shares of the Company's Common Stock ("Warrants"). The Action was commenced by the Company when it determined that Piquet, the purported holder of the Warrants, was not the registered owner in accordance with the procedures for transfer set forth in the warrant agreement, and Piquet's ownership claims were from an entity different from the entity to whom the Warrants were issued. Thereafter, Piquet filed a counterclaim claiming $600,000 in damages as a result of the Company's denying Piquet the right to exercise the Warrants. The Company filed the Action in order to avoid being exposed to duplicate claims to the right to exercise the Warrants, and the attendant liability thereto. The Company believes that the counterclaim is without merit and continues to vigorously administer the Action.

       In September 1994, two related actions (the "Related Actions") were filed in the United States District Court for the Southern District of Florida ("Court"), alleging that the Company owes fees and/or commissions in the amount of approximately $1,150,000. The Related Actions were both filed by the same law firm on the same date. In the first of the Related Actions, the plaintiff, Ian
J. ffrench, alleges he is owed fees or commissions of $900,000 for investment banking services allegedly provided by him to the Company. The Company has answered each of these claims denying the allegations contained therein and intends to vigorously defend this Action. In the second of the Related Actions, the plaintiff, Leman Trust Company, alleges the Company owes it approximately $250,000 as a result of the Company failing to grant certain warrants to purchase shares of the Company's Common Stock as a part of a certain loan transaction consummated in 1991. The Company believes that the loan was fully repaid in 1991 and all of the written requirements of the loan transaction were complied with. The Company has answered each of these claims denying the allegations contained therein and intends to vigorously defend this Action.

       Certain other law suits have been filed against the Company with respect to product liability. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                       PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Company's $.01 par value Common Stock ("Common Stock") trades on the American Stock Exchange under the symbol COB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange, as reported on the Composite Tape.

                                       High      Low
                                       ----      ---
Fiscal Year Ended December 31, 1993

     First Quarter                    $6.00     $4.25
     Second Quarter                    5.88      4.50
     Third Quarter                     5.88      3.56
     Fourth Quarter                    6.88      4.88

Fiscal Year Ended December 31, 1994

     First Quarter                    $6.75     $4.25
     Second Quarter                    6.00      4.25
     Third Quarter                     4.94      4.00
     Fourth Quarter                    5.38      4.00

    At February 28, 1995, there were 755 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 6,000 beneficial owners, 5 shareholders of record of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") and 5 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock").

    The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly. As of December 31, 1994, dividends of $86,743 have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheet. Upon conversion of any shares of Series A Preferred Stock, the Company is obligated to issue additional shares of Common Stock having a market value equal to accrued but unpaid dividends on the Series A Preferred Stock at the time of conversion.

    The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the development and expansion of its business.

    Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock as well as on its Preferred Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued.

ITEM 6. SELECTED FINANCIAL DATA

    The following consolidated selected financial data of the Company for the five years ended December 31, 1994 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                                          For the Years Ended December 31,
                                    1994      1993      1992       1991       1990
                                    ----      ----      ----       ----       ----
                                     (amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales                          $8,769   $ 8,150   $ 9,173   $ 10,675   $ 12,139
Net loss                          (13,394)   (8,453)   (8,536)   (14,548)   (16,337)
Loss per common share                (.59)     (.40)     (.51)     (1.17)     (1.62)
Weighted average number
 of common shares outstanding      22,530    21,380    16,880     12,856     10,788

BALANCE SHEET DATA:

Working capital (deficiency)       (3,858)  $ 3,584   $(4,443)  $  1,542   $ (2,167)
Total assets                        8,408    17,609     9,833     14,488     10,690
Long-term debt                      6,218     7,212        58      1,692        123
Stockholders' equity (deficiency)  (4,592)    3,475    (6,991)      (720)    (3,952)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased from approximately $5.3 million at December 31, 1993 to approximately $690,000 at December 31, 1994, primarily as a result of approximately $7.8 million used for operating activities and $900,000 used to pay the remaining cost of an option the Company acquired in December 1993 to obtain an exclusive license to the North and South American rights to a potential AIDS treatment; offset by approximately $4.2 million received from the exercise of options and warrants and the issuance of Common Stock. The loss for the year ending December 31, 1994, was approximately $13.4 million, resulting in stockholders' deficit of approximately $4.6 million as of December 31, 1994.

    During 1993, the Company issued $7.25 million of unsecured 10% notes payable due on June 30, 1996 ("1993 Notes"). Pursuant to the terms of the 1993 Notes, if the Company or any of its subsidiaries receives upfront license fees for the marketing and distribution of the Company's prescription progesterone product, the Company will use one-third of the net proceeds of such upfront fees to make "pro-rata" prepayments of the notes payable. In January 1994, a prepayment totaling $37,527 was made. In connection with the 1993 Notes, the Company issued warrants to purchase 1,212,500 shares of the Company's Common Stock at an exercise price of $4.00 per share, which was less than the market value of the Company's Common Stock on the date of grant. The difference, aggregating $1,912,500, is being recorded as additional interest expense over the term of the 1993 Notes. The warrants are exercisable through June 30, 1998.

    During 1994, the exercise price of certain of the warrants was reduced from $4.00 per share to $3.50 per share, conditioned on the immediate exercise of the warrants. As additional consideration for the immediate exercise of the warrants, the holders were granted the right at any time to convert the outstanding principal amount of the 1993 debt and accrued interest thereon, into shares of Common Stock at an exchange rate equal to a 25% discount to the then current market price, based on the average closing price of the Common Stock for the fifteen days prior to the conversion date, but in no event at a price less than $3.50 per share. As consideration for the repricing of the warrants, the note holders waived their right to receive one-third of the net proceeds of any upfront licensing fees. As a result, warrants to purchase 1,050,000 shares of Common Stock were exercised resulting in net proceeds of $3,675,000 to the Company.

    As part of this agreement, senior management invested $600,000 in the Company; $500,000 of which was received in 1994 and the remainder of which was received in January 1995.

    During 1994, the Company repaid $1,027,985 of long-term debt and accrued interest through the issuance of 293,710 shares of the Company's Common Stock. In addition, during 1995, the Company repaid an additional $4,787,069 of long-term debt and accrued interest through the issuance of 1,273,905 shares of the Company's Common Stock. As a result of the exercise of the warrants and the repayment of the debt, during 1994, prepaid interest aggregating $1,738,635 has been recorded as additional interest expense.

    Based on the current cash flow, the Company expects to need additional funds to continue and complete research and development, conduct pre-clinical and clinical trials and apply for regulatory approval. The Company is currently in discussions with several large pharmaceutical companies regarding the licensing of some of the Company's products. In addition, the Company is in discussions regarding potential product development agreements with certain of these companies, in which the cost of development would be borne by the strategic alliance partner. The Company expects to receive both upfront payments and ongoing royalties upon consummation of any such agreements.

    There can be no assurance that the Company will be able to enter into any such agreements or that any upfront payments or ongoing royalties will be received or, if received, will be sufficient to meet the Company's funding requirements. The Company's future cash flow requirements are substantially dependent upon the receipt of such upfront payments and on the marketing efforts of its strategic alliance partners. If such payments are not received, the Company will seek to raise additional capital, the success of which is not determinable. If the Company is unable to raise sufficient additional capital, the Company will explore the alternatives available to it at such time, including without limitation, delaying clinical studies or otherwise reducing its operating activities or seeking other ways to reduce its cash requirements.

    In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, of which $1.1 million was paid in December 1993 and the remaining $900,000 was paid in February 1994. The potential product was recently granted a Clinical Trials Exemption (CTX) in the United Kingdom (UK) and clinical trials in humans are now underway.

    The option, which must be exercised upon the occurrence of certain events, expires in December 1998. Upon exercise of the option, the Company will be required to pay an additional $5 million. If the Company does not exercise its option upon the occurrence of certain events, the Company's rights to the option are terminated.

    The FDA, in 1988, initiated a review to determine whether drugs containing quinine sulfate for night leg cramps, an ingredient in Legatrin, should remain on the market. The FDA issued a final monograph, which became effective on February 22, 1995, restricting manufacturer's from selling over-the-counter quinine sulfate based-products for the relief of night leg cramps.

    As a result, the Company reformulated  Legatrin, and recently introduced
New Advanced Formula Legatrin PM. Legatrin PM provides relief of occasional pain and sleeplessness associated with minor muscle aches such as leg cramps. Sales of Legatrin and gross profit derived from sales of Legatrin approximated $4 million and $3 million, respectively, for each of the three years ended December 31, 1994. There can be no assurance as to what future sales of Legatrin PM will be.

    In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met.

    As of December 31, 1994, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $13 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

    Material expenditures anticipated by the Company in the near future are concentrated on production commitments related to Replens and research and development related to new products. The Company has committed to spend an aggregate of approximately $850,000 on additional molding capacity at its suppliers during 1995 and 1996.

    As of December 31, 1994, the Company had available net operating loss carryforwards of approximately $40 million to offset its future U.S. taxable income.

    In accordance with Statement of Financial Standards No. 109, as of December 31, 1994, other assets in the accompanying consolidated balance sheet includes a deferred tax asset of approximately $14 million (consisting primarily of a net operating loss carryforward) which has been fully reserved as its ultimate realizability is not assured.


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1994 VERSUS DECEMBER 31, 1993 VERSUS DECEMBER 31, 1992

    Sales and gross margin have remained relatively constant during the last three years. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

    Selling and distribution expenses continue to decrease as a result of the strategic alliance agreements whereby the Company's partners are responsible for all marketing and distribution costs of Replens and Advantage 24 in their territories. The Company has been informed that the strategic alliance partners expect to spend in excess of $20 million during 1995 marketing Replens and Advantage 24; however, there can be no assurance that such amounts will be spent, or if spent, will have a favorable impact on the Company's sales.

    General and administrative expenses have also decreased significantly as a result of cost control programs implemented by the Company.

    Research and development expenditures have increased as a result of costs associated with performing clinical studies on the Company's current and future products.

    Lease termination cost represents expenses incurred in relocating the Company's corporate headquarters to a smaller premise and in closing the Company's laboratory facility in Madison, Wisconsin. Of the total, $1.2 million was paid through the issuance of 239,238 shares of the Company's Common Stock.

    The increase in interest expense is primarily the result of the interest on the 1993 Notes and the Warrants.

    In August 1990, Columbia sold a 25% equity interest in Columbia UK, to a group of European Investors for a purchase price of (pound sterling)1.8 million. In connection therewith, the Company committed to provide the European Investors a compound annual internal rate of return of 50% on their investment. In January 1993, the Company repurchased the European Investors interest in Columbia UK through the payment of $2.5 million in cash and the issuance of 867,579 shares of the Company's Common Stock. As a result of this transaction, the Company has no further obligations to the European Investors.

    As a result, the net loss for 1994 was $13,393,889 or $.59 per share as compared to net losses in 1993 of $8,452,983 or $.40 per common share and $8,535,936 or $.51 per share in 1992.

IMPACT OF INFLATION

    Sales revenues, manufacturing costs, selling and distribution expenses, general and administrative expenses and research and development costs tend to reflect the general inflationary trends.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are annexed to this report on pages F-1 through F-18. An index to the financial statements appears on page F-1. The financial statement schedules are also annexed to this report on pages S-1 through S-3. An index to the financial statement schedules appears on page S-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers and directors of the Company as of February 28, 1995 are as follows:

    Name                 Age             Position
    ----                 ---             --------

William J. Bologna        52   Chairman of the Board

Nicholas A. Buoniconti    54   Vice Chairman of the Board and Chief Operating
                               Officer

Norman M. Meier           55   President, Chief Executive Officer and Director

Margaret J. Roell         35   Vice President--Finance and Administration, Chief
                               Financial Officer, Secretary and Treasurer

Irwin L. Kellner          56   Director

John E. A. Kidd           50   Director

Lila E. Nachtigall, M.D.  61   Director

    WILLIAM J. BOLOGNA has been a director of the Company since inception and was elected Chairman of the Company's Board of Directors in January 1992. From December 1988 to January 1992, Mr. Bologna served as Vice Chairman of the Company's Board of Directors. In addition, since 1980, he has been Chairman of Bologna & Hackett ("B&H"), an advertising agency specializing in pharmaceutical products which has in the past performed services for various international pharmaceutical companies. B&H ceased operations in May 1991 and has remained inactive since that date; however, B&H has not yet been dissolved. Prior to 1980, Mr. Bologna was employed by William Douglas McAdams, Inc., a company engaged in the marketing of pharmaceuticals, in a variety of positions, including Senior Vice President. In 1965, Mr. Bologna received his B.S. in Pharmacy from Fordham University. He received an MBA in Finance from Columbia University in 1971.

    NICHOLAS A. BUONICONTI has been a director of the Company since June 1991 and was elected Vice Chairman and Chief Operating Officer of the Company in April 1992. Mr. Buoniconti, an attorney, is a member of the Massachusetts and Florida Bar. From January 1990 to April 1992, he was a member of the law firm of Nicholas A. Buoniconti, P.A. He held the position of President and Chief Operating Officer of UST, a Fortune 500 company, from May 1987 to December 1989. From 1985 to 1987, Mr. Buoniconti served as President and Chief Operating Officer of U.S. Tobacco (which changed its name to UST), as well as serving on the Board of Directors from 1978 to 1989. He has served as a member of the Board of Directors of the Miami Project to Cure Paralysis, and is heavily involved in the fund-raising efforts for the Project through the Marc Buoniconti Fund, named for his son. Mr. Buoniconti is a former All-Pro linebacker for the Miami Dolphins. Since 1978, he has co-hosted "Inside the NFL" on the Home Box Office cable network. Mr. Buoniconti is also a director of American Bankers Insurance Co, Nine West Corporation and Simmons Outdoor Corporation.

    NORMAN M. MEIER has been President, Chief Executive Officer and a director of the Company since inception. In addition, since 1980, Mr. Meier has been an officer and director of B&H. B&H ceased operations in May 1991 and has remained inactive since that date; however, B&H has not yet been dissolved. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals, Inc., a company which had been engaged in the marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation in June 1986. From 1977 until June 1986, Mr. Meier served as a consultant to Key Pharmaceuticals, Inc. In 1960, Mr. Meier received his B.S. in Pharmacy from Columbia University. He received his M.S. in Pharmacy Administration from Long Island University in 1964. Mr. Meier is also a director of Universal Heights, Inc.

    MARGARET J. ROELL has been Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company since June 1991. Ms. Roell was employed by Arthur Andersen & Co., independent public accountants, from 1981 to 1991 and was an audit manager with Arthur Andersen & Co. from 1986 to 1991.

    IRWIN L. KELLNER has been a director of the Company since May 1988. Dr. Kellner is the chief economist of Chemical Banking, formed by the merger of Chemical Bank with Manufacturers Hanover Trust Company ("MHT"). Dr. Kellner has been employed by MHT since 1970. From 1980 to 1991, Dr. Kellner was the Chief Economist of MHT. Dr. Kellner, a past president of the Forecasters Club of New York and the New York Association of Business Economists, holds membership, and has held a variety of posts, in several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists. Dr. Kellner is also a governor of the Money Marketeers. His other board memberships include the Juvenile Diabetes Foundation, the Children's AIDS Network, North Shore University Hospital, the Don Monti Memorial Research Foundation and Touro College's Barry Z. Levine School of Health Sciences.

    JOHN E. A. KIDD has been a director of the Company since April 1988 and served as Chairman of the Board of Directors of the Company from December 1988 to December 1991. From July 1988 to 1990, Mr. Kidd was a director of Care Plus, Inc., a publicly owned health care company traded over-the-counter. For approximately the past five years, Mr. Kidd has been an Executive Director of a number of public companies located in the United Kingdom, in which an investment company controlled by his family had been a major investor.

    LILA E. NACHTIGALL, M.D. has been a director of the Company since November 1992. Dr. Nachtigall has been employed by the New York University School of Medicine since 1961. Dr. Nachtigall is currently a Professor of Obstetrics and Gynecology. In addition, Dr. Nachtigall is the Clinic Coordinator of GYN-Endocrine Clinic at Bellevue Hospital and Co-director of the GYN-Endocrine Program and Director of Women's Wellness Division at New York University Medical Center.

    All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board, except for the receipt of stock options and the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Board of Directors has two standing committees, the Audit Committee and the Compensation/Stock Option Committee.


ITEM 11. EXECUTIVE COMPENSATION

    The tables, graph and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-Ks. This information is being furnished with respect to the Company's Chief Executive officer ("CEO") and its three other executive officers, other than the CEO, whose salary and bonus exceeded $100,000 for the most recent fiscal year (collectively, the "Executive Officers").

                  SUMMARY COMPENSATION TABLE


                                    Annual Compensation               Long-Term Compensation
                                    -------------------               ----------------------
                                                                            Securities
                                                                            Underlying
Name and Principal Position     Year       Salary      Bonus (1)            Options (3)
- ---------------------------     ----       ------      ---------            -----------
Norman M. Meier                 1994     $ 180,000      $  -                470,000
 President and Chief            1993       180,000         -                200,000
 Executive Officer              1992       180,000      45,100                 -

William J. Bologna              1994       180,000         -                470,000
 Chairman of the Board          1993       180,000         -                200,000
                                1992       180,000      45,100                 -

Nicholas A. Buoniconti          1994       135,000         -                910,000
 Vice Chairman and              1993       135,000         -                200,000
 Chief Operating Officer        1992        95,625(2)      -                675,000

Margaret J. Roell               1994       120,000         -                   -
 Vice President -               1993       120,000         -                 20,000
 Finance & Administration       1992       120,000         -                 50,000
 Chief Financial Officer

(1) These amounts are accrued as of year end and paid during the following year.
(2)  Mr. Buoniconti was hired as of April 15, 1992.
(3) The options granted in 1993 and 1992 to Messrs. Meier, Bologna and Buoniconti, were cancelled in 1994. See Ten Year Option Repricings Chart on the following page.


                  OPTION GRANTS DURING 1994

                         Number of   % of Total
                        Securities     Options                                Grant
                        Underlying   Granted to  Exercise                     Date
                          Options     Employees   Price       Expiration     Present
Name                    Granted (1)   in 1994     ($/Sh)         Date        Value (2)
- ----                    -----------  ----------  --------     ----------     ---------
Norman M. Meier            470,000      24%      $4.375       9/28/2004     $1,640,300

William J. Bologna         470,000      24%       4.375       9/28/2004      1,640,300

Nicholas A. Buoniconti     910,000      47%       4.375       9/28/2004      3,175,900

Margaret J. Roell             -          -          -             -              -

(1) These options were granted in connection with Messrs. Meier, Bologna and Buoniconti each investing $200,000 into the Company. In connection therewith, options to purchase 450,000, 450,000 and 910,000 shares of Common Stock previously granted to Messrs. Meier, Bologna and Buoniconti, respectively, were cancelled.

(2) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:
       (i) an exercise price of $4.375, equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of ten years,
       (iii) an interest rate of 7.46% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 65.104% calculated using daily stock prices for the one-year period prior to the grant date and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

    AGGREGATED OPTION EXERCISES DURING 1994 AND FISCAL YEAR END OPTION VALUES

                                                   Number of Securities           Value of Unexercised
                                                  Underlying Unexercised             In-the-Money
                                                        Options at                    Options at
                      Shares Acquired     Value      December 31, 1994             December 31, 1994
Name                    On Exercise     Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
- ----                    -----------     --------  -----------  -------------   -----------  -------------
Norman M. Meier             -            $   -        -          470,000          $   -       256,250

William J. Bologna          -                -        -          470,000              -       256,250

Nicholas A. Buoniconti      -                -        -          910,000              -       568,750

Margaret J. Roell           -                -      75,000        45,000            3,125       3,125


                     TEN YEAR OPTION REPRICINGS

                                   Number of                                              Length of
                                   Securities     Market Price    Exercise                 Original
                                   Underlying      of Stock at    Price At                Option Term
                                    Options          Time of       Time of               Remaining at
                                  Repriced or     Repricing or   Repricing or     New       Date of
                                    Amended          Amendment     Amendment   Exercise   Repricing or
Name                       Date      (#)               ($)           ($)       Price ($)   Amendment
- ----                    --------  -----------   ---------------  ------------  ---------  -----------

Norman M. Meier          9/28/94   100,000         $4.375          $4.50       $4.375      6.5 years
                         9/28/94   200,000          4.375           5.50        4.375      9   years
                         9/28/94   120,000          4.375          13.25        4.375      3   months
                         9/28/94    29,244          4.375          14.58        4.375      3   months

William J. Bologna       9/28/94   100,000          4.375           4.50        4.375      6.5 years
                         9/28/94   200,000          4.375           5.50        4.375      9   years
                         9/28/94   120,000          4.375          13.25        4.375      3   months
                         9/28/94    29,244          4.375          14.58        4.375      3   months

Nicholas A. Buoniconti   9/28/94   400,000          4.375          4.875        4.375      7.5 years
                         9/28/94   200,000          4.375          5.500        4.375      9   years
                         9/28/94    25,000          4.375          5.750        4.375      7   years
                         9/28/94    10,000          4.375          8.000        4.375      7   years
                         9/28/94   250,000          4.375          8.000        4.375      7.5 years
                         9/28/94    25,000          4.375          9.000        4.375      7   years


EMPLOYMENT AGREEMENTS

       In January 1990, the Company entered into five-year employment agreements with each of John E.A. Kidd, William J. Bologna and Norman M. Meier, to serve as Chairman, Vice-Chairman and President of the Company, respectively. Pursuant to their respective employment agreements, each such employee is entitled to a base salary of $180,000 per year and a bonus equal to one-half of 1% of the Company's net revenues. Net revenues are defined to be gross sales less discounts, allowances and returns. In addition, each such employee was granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $13.25 with respect to Mr. Kidd and $14.58 with respect to each of Messrs. Meier and Bologna. Pursuant to the terms of such agreements, each employee has agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. As of December 31, 1991, contemporaneously with his resignation as Chairman of the Board, Mr. Kidd's contract was amended such that he will receive a salary of $1,000 per year for performing certain investor relations tasks for the Company. In June 1993, Messrs. Bologna and Meier 's employment agreements were amended such that effective January 1, 1993, the provisions pursuant to which they would have received an aggregate bonus equal to one percent of sales in 1993 and 1994 were cancelled. If the Company would have had pre-tax earnings during 1994, Messrs. Bologna and Meier would have been eligible to participate in the incentive compensation plan approved by the shareholders at the 1993 annual meeting of the Company.

       In April 1992, the Company entered into a five-year employment agreement with Nicholas A. Buoniconti, to serve as Vice Chairman and Chief Operating Officer of the Company. Pursuant to this agreement, Mr. Buoniconti is paid an annual salary of $135,000. As additional compensation, Mr. Buoniconti was granted options to purchase 250,000 and 400,000 shares of the Company's Common Stock at exercise prices of $8.00 and $4.88 per share, respectively, which options vest over five years. Pursuant to the terms of such agreement, Mr. Buoniconti agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company.

       In June 1991, the Company entered into a two-year employment agreement with Margaret J. Roell, its Vice-President -- Finance and Administration, Chief Financial Officer, Secretary and Treasurer, with provision for extension of the agreement for an additional two years. Pursuant to this agreement, Ms. Roell is paid an annual salary of $120,000. As additional compensation, Ms. Roell was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $5.75. One half of such options became exercisable in June 1992 with the remainder exercisable beginning in June 1993. In June 1993, Ms. Roell's contract was renewed under the same terms for an additional two years.

       The exercise price of all of the options granted pursuant to the aforementioned employment agreements are based on the closing price of the Company's Common Stock on the American Stock Exchange on the day prior to grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       As of February 28, 1995, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

         Name of                                Shares, Nature of Interest
    Beneficial Owner                      and Percentage of Equity Securities(1)
    ----------------                      --------------------------------------

Norman M. Meier                                  825,800        3.3%
William J. Bologna (2)                         1,938,632        7.7%
Nicholas A. Buoniconti                            80,000         *
Irwin L. Kellner (3)                              89,500         *
John E. A. Kidd (3)                              334,748        1.3%
Lila E. Nachtigall (3)                            45,000         *
Margaret J. Roell (3)                             75,200         *
Officers and directors as a group (7 people)   3,388,880       13.2%

*    Represents less than 1 percent.

(1) Includes shares issuable upon exercise of both options and warrants which are currently exercisable or which may be acquired within 60 days and shares issuable upon conversion of the Series A and Series B Preferred Stock (12.36 for the Series A Preferred Stock and 20.57 for the Series B Preferred Stock).

(2) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock. Includes 98,062 shares beneficially owned by Mr. Bologna's spouse.

(3) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 50,000 shares with respect to Dr. Kellner, 284,748 shares with respect to Mr. Kidd, 45,000 shares with respect to Dr. Nachtigall and 75,000 shares with respect to Ms. Roell.

    As of February 28, 1995, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                  Number of Shares
    Name and Address             Beneficially Owned      Percent of Class
    ----------------            -------------------      ----------------

Dominion Capital, Inc./
Dominion Resources, Inc. (1)
901 East Byrd Street, 17th Floor
Richmond, VA 23219                    1,292,123                5.1%

(1) Based on information included on Schedule 13D dated January 10, 1995. Includes warrants to purchase 150,000 shares of the Company's Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1993, the Company loaned Messrs. Meier and Bologna, $80,000 and $110,350, respectively. The notes, which bear interest at 10% per annum and are unsecured but with full recourse, are due on or before December 7, 1996.

                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

Exhibits

3.1  --   Restated Certificate of Incorporation of the Company, as amended2/

3.2  --   By-laws of Company1/

10.1 -- Employment Agreement dated as of January 1, 1990, between the Company and Norman M. Meier2/

10.2 -- Employment Agreement dated as of January 1, 1990, between the Company and William J. Bologna2/

10.3 --   1988 Stock Option Plan, as amended, of the Company7/

10.4 -- Joint Venture Agreement for Replens-Sweden dated June 20, 1990, between Columbia Ireland, Sovro KB and Columbia Linc Sweden AB3/

10.5 -- Licensing and Distribution Agreement dated January 15, 1991, between the Company and Janssen Pharmaceutica, N.V.4/

10.6 -- License Agreement dated March 20, 1991, between the Company and Sterling Drug, Inc.3/

10.7 -- Agreement for Replens-Italy dated as of February 19, 1991, between Janssen Farmaceutica S.p.A and Columbia Laboratories (Ireland) Limited4/

10.8 -- Distribution Agreement between Columbia Laboratories (Ireland) Limited and Roussel UCLAF4/

10.9 -- Joint Venture Agreement for Replens-Spain dated as of July 23, 1991, between the Company and Sterling Drug Inc.4/

10.10 -- License Agreement for Replens-Pac Rim dated as of July 23, 1991, between the Company and Sterling Drug Inc.4/

10.11 -- License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19915/

10.12 -- Distributorship Agreement for Replens-Japan dated as of December 28, 1992, between the Company and Sterling-Winthrop Inc.7/

10.13 --  Asset Purchase, License and Option Agreement, dated
          November 22, 19892/

10.14 -- Employment Agreement dated as of April 15, 1992, between the Company and Nicholas A. Buoniconti6/

21    --  Subsidiaries of the Company

23    --  Consent of Independent Certified Public Accountants


1/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-22062-A) declared effective on July 28, 1988.

2/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

3/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

4/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1991.

5/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

6/ Incorporated by reference to the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 (File No. 33-35723) declared effective on May 28, 1992.

7/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.


REPORTS ON FORM 8-K

    None.

          COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                ----

Report of Independent Certified Public Accountants               F-2

Consolidated Balance Sheets
  As of December 31, 1994 and 1993                               F-3

Consolidated Statements of Operations
  for the Three Years Ended December 31, 1994                    F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Three Years Ended December 31, 1994                    F-6

Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 1994                    F-8

Notes to Consolidated Financial Statements                       F-11

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Miami, Florida,
   February 24, 1995.

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1994 AND 1993


                             ASSETS



                                                                 1994              1993
                                                             ------------      ------------


CURRENT ASSETS:
  Cash and cash equivalents                                  $    689,749      $  5,280,829
  Accounts receivable, net of allowance
   for doubtful accounts of $98,370 and
   $110,015 in 1994 and 1993, respectively                        904,277         1,361,604
  Inventories                                                   1,117,243         2,874,208
  Prepaid expenses                                                125,832           914,189
                                                             ------------      ------------
     Total current assets                                       2,837,101        10,430,830
                                                             ------------      ------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                           15,162            13,045
  Machinery and equipment                                       1,394,788         1,123,847
  Furniture and fixtures                                           70,597            65,499
                                                             ------------      ------------
                                                                1,480,547         1,202,391

  Less - Accumulated depreciation
   and amortization                                               564,924           359,231
                                                             ------------      ------------
                                                                  915,623           843,160
                                                             ------------      ------------

INTANGIBLE ASSETS, net                                          1,786,037         2,007,937

OTHER INVESTMENT, net                                           1,600,000         2,000,000

OTHER ASSETS                                                    1,268,803         2,326,759
                                                             ------------      ------------
                                                             $  8,407,564      $ 17,608,686
                                                             ============      ============

                     (Continued)

             COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1994 AND 1993
                          (Continued)

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 1994              1993
                                                             ------------      ------------

CURRENT LIABILITIES:
  Current portion of long-term debt                          $       -         $     37,527
  Accounts payable                                              3,707,966         1,748,704
  Accrued expenses                                              1,059,960         2,421,261
  Deferred revenue                                              1,540,549         2,328,542
  Estimated liability for returns
   and allowances                                                 387,075           311,147
                                                             ------------      ------------
      Total current liabilities                                 6,695,550         6,847,181
                                                             ------------      ------------

LONG-TERM DEBT, net of current portion                          6,217,649         7,212,473
OTHER LONG-TERM LIABILITIES                                        86,743            74,144
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value;
     1,000,000 shares authorized;
      Series A Convertible Preferred Stock,
       1,515 and 1,915 shares issued and
       outstanding in 1994 and 1993, respectively
       (liquidation preference of $151,500 at
       December 31, 1994)                                              15                19
      Series B Convertible Preferred Stock,
       2,000 and 7,750 shares issued and outstanding
       in 1994 and 1993, respectively (liquidation
       preference of $200,000 at December 31, 1994)                    20                77
  Common stock, $.01 par value; 40,000,000 shares
     authorized; 23,778,897 and 22,155,906 shares
     issued and outstanding in 1994 and 1993,
     respectively                                                 237,789           221,559
  Capital in excess of par value                               64,206,507        58,926,490
  Accumulated deficit                                         (69,253,356)      (55,859,467)
  Cumulative translation adjustment                               216,647           186,210
                                                             ------------      ------------
      Total stockholders' equity (deficit)                     (4,592,378)        3,474,888
                                                             ------------      ------------
                                                             $  8,407,564      $ 17,608,686
                                                             ============      ============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE YEARS ENDED DECEMBER 31, 1994



                                        1994           1993           1992
                                     ---------       --------       --------


NET SALES                          $  8,769,064     $ 8,150,227    $ 9,173,042

COST OF GOODS SOLD                    5,539,424       5,077,816      5,327,459
                                   ------------     -----------    -----------
     Gross profit                     3,229,640       3,072,411      3,845,583
                                   ------------     -----------    -----------

OPERATING EXPENSES:
  Selling and distribution            2,036,353       2,571,164      3,373,259
  General and administrative          2,799,863       3,491,201      4,701,646
  Research and development            9,376,047       5,290,912      3,129,026
  Lease termination cost                   -            238,282      1,000,000
                                   ------------     -----------    -----------
     Total operating expenses        14,212,263      11,591,559     12,203,931
                                   ------------     -----------    -----------

     Loss from operations           (10,982,623)     (8,519,148)    (8,358,348)
                                    -----------     -----------    -----------

OTHER INCOME (EXPENSE):
  License fees, net                     174,741         561,297      2,776,043
  Interest income                        61,030          89,540        114,801
  Interest expense                   (2,479,610)       (431,983)      (548,924)
  Guaranteed return to minority
   shareholders of subsidiary              -               -        (2,585,118)
  Other, net                           (167,427)       (152,689)        65,610
                                   ------------     -----------    -----------
                                     (2,411,266)         66,165       (177,588)
                                   ------------     -----------    -----------

     Net loss                      $(13,393,889)    $(8,452,983)   $(8,535,936)
                                   ============     ===========    ===========

NET LOSS PER COMMON SHARE          $       (.59)    $      (.40)   $      (.51)
                                   ============     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           22,530,000      21,380,000     16,880,000
                                   ============     ===========    ===========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                    Series A           Series B
                Preferred Stock     Preferred Stock        Common Stock
                ---------------    ----------------    --------------------
                Number              Number              Number                 Capital in                   Cumulative
                  of                  of                  of                    Excess of     Accumulated   Translation
                Shares   Amount     Shares   Amount     Shares       Amount     Par Value       Deficit     Adjustment      Total
                ------   ------     ------   ------     ------       ------     ---------      ---------    ----------      -----

BALANCE,
 January 1,
 1992           3,165     $ 32      22,750    $ 227    16,392,281   $163,923   $38,369,579   $(38,870,548)  $(383,298)  $  (720,085)

Common stock
 issued in
 payment for
 services
 rendered        -        -           -        -           15,000        150       119,850           -           -          120,000
Options
 exercised       -        -           -        -          561,432      5,614     1,015,322           -           -        1,020,936
Warrants
 exercised       -        -           -        -          123,898      1,239       126,145           -           -          127,384
Conversion of
 preferred
 stock           (975)     (10)    (10,000)    (100)      212,051      2,120        (2,010)          -           -             -
Accumulated
 dividends on
 preferred
 stock           -        -           -        -             -          -          (19,826)          -           -          (19,826)
Payment of
 accumulated
 dividends       -        -           -        -              757          8         6,336           -           -            6,344
Translation
 adjustment      -        -           -        -             -          -             -              -      1,010,097     1,010,097
Net loss         -        -           -        -             -          -             -        (8,535,936)       -       (8,535,936)
                -----     ----      ------    -----    ----------   --------   -----------   ------------   ---------    ----------

BALANCE,
 December 31,
 1992           2,190       22      12,750      127    17,305,419    173,054    39,615,396    (47,406,484)    626,799    (6,991,086)

Issuance of
 common stock    -        -           -        -        3,992,002     39,920    16,644,494           -           -       16,684,414
Options
 exercised       -        -           -        -          531,568      5,316       474,689           -           -          480,005
Warrants
 exercised       -        -           -        -          220,668      2,207       296,727           -           -          298,934
Issuance of
 warrants        -        -           -        -             -          -        1,912,500           -           -        1,912,500
Conversion of
 preferred
 stock           (275)      (3)     (5,000)     (50)      106,249      1,062        (1,009)          -           -             -
Accumulated
 dividends on
 preferred
 stock           -        -           -        -             -          -          (16,307)          -           -          (16,307)
Translation
 adjustment      -        -           -        -             -          -             -              -       (440,589)     (440,589)
Net loss         -        -           -        -             -          -             -        (8,452,983)       -       (8,452,983)
                -----     ----      ------    -----    ----------   --------   -----------   ------------   ---------    ----------

BALANCE,
 December 31,
 1993           1,915       19       7,750       77    22,155,906    221,559    58,926,490    (55,859,467)    186,210     3,474,888

                         (Continued)

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                (Continued)


                    Series A           Series B
                Preferred Stock     Preferred Stock        Common Stock
                ---------------    ----------------    --------------------
                Number              Number              Number                 Capital in                   Cumulative
                  of                  of                  of                    Excess of     Accumulated   Translation
                Shares   Amount     Shares   Amount     Shares       Amount     Par Value       Deficit     Adjustment      Total
                ------   ------     ------   ------     ------       ------     ---------      ---------    ----------      -----

BALANCE,
 January 1,
 1994           1,915     $ 19       7,750    $  77    22,155,906   $221,559   $58,926,490   $(55,859,467)   $186,210    $3,474,888

Issuance of
 common stock    -        -           -        -          126,061      1,261       525,739           -           -          527,000
Options
 exercised       -        -           -        -           20,000        200        28,600           -           -           28,800
Warrants
 exercised       -        -           -        -        1,060,000     10,600     3,714,400           -           -        3,725,000
Conversion
 of debt         -        -           -        -          293,710      2,937     1,025,048           -           -        1,027,985
Conversion of
 preferred
 stock           (400)      (4)     (5,750)     (57)      123,220      1,232        (1,171)          -           -             -
Accumulated
 dividends on
 preferred
 stock           -        -           -        -             -          -          (12,599)          -           -          (12,599)
Translation
 adjustment      -        -           -        -             -          -            -               -         30,437        30,437
Net loss         -        -           -        -             -          -            -        (13,393,889)       -      (13,393,889)
                -----     ----      ------    -----    ----------   --------   -----------   ------------   ---------    ----------

BALANCE,
 December 31,
 1994           1,515     $ 15       2,000    $  20    23,778,897   $237,789   $64,206,507   $(69,253,356)   $216,647   $(4,592,378)
                =====     ====      ======    =====    ==========   ========   ===========   ============   =========    ==========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                                      1994             1993             1992
                                                  ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(13,393,889)     $(8,452,983)    $(8,535,936)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
     Depreciation and amortization                     840,496          496,984         568,669
     Provision for (recovery of) doubtful
      accounts                                          (3,030)           4,734        (113,977)
     Provision for returns and allowances              168,215          233,969         532,073
     Lease termination cost                               -             112,007       1,000,000
     Write-down of property and equipment                 -             216,133          11,815
     Write-down of inventories                         888,277          451,460            -
     Guaranteed return to minority
      shareholders of subsidiary                          -                -          2,585,118
     Interest expense                                1,738,635          173,865            -

  Changes in assets and liabilities-
   (Increase) decrease in:
     Accounts receivable                                43,773         (469,726)       (197,360)
     Inventories                                       868,688          (31,914)     (3,053,773)
     Prepaid expenses                                   78,365          (87,374)        393,302
     Other assets                                       20,548         (510,804)         96,127

   Increase (decrease) in:
     Accounts payable                                2,071,080       (1,617,947)      1,703,535
     Accrued expenses                                 (616,010)         679,201      (1,428,550)
     Deferred revenue                                 (387,993)        (144,738)        128,244
     Estimated liability for returns
      and allowances                                   (92,287)        (344,203)       (558,460)
                                                   -----------      -----------     -----------
        Net cash used for operating activities      (7,775,132)      (9,291,336)     (6,869,173)
                                                   -----------      -----------    ------------

                           (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                (Continued)


                                                             1994             1993            1992
                                                        ------------      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     $ (275,210)      $  (118,023)    $(423,613)
  Purchase of other investment                             (900,000)       (1,100,000)         -
  Proceeds from sale of investment                             -               25,817        53,653
                                                         ----------       -----------     ---------
      Net cash used in investing activities              (1,175,210)       (1,192,206)     (369,960)
                                                         ----------       -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     -            7,250,000          -
  Repayments of notes payable and long-term debt            (37,527)         (192,024)      (28,519)
  Repayment of amounts owed to minority
    shareholders of a subsidiary                               -           (2,500,000)         -
  Proceeds from issuance of common stock                    500,000         9,448,813          -
  Proceeds from exercise of options and warrants          3,753,800           778,939     1,148,320
                                                         ----------       -----------     ---------
    Net cash provided by financing activities             4,216,273        14,785,728     1,119,801

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     142,989           (62,143)       19,592
                                                         ----------       -----------     ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (4,591,080)        4,240,043    (6,099,740)

CASH AND CASH EQUIVALENTS,
  beginning of year                                       5,280,829         1,040,786     7,140,526
                                                         ----------       -----------     ---------

CASH AND CASH EQUIVALENTS,
  end of year                                           $   689,749       $ 5,280,829   $ 1,040,786
                                                        ===========       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Interest paid                                         $   573,338       $    29,857   $   147,231
                                                        ===========       ===========   ===========

                           (Continued)

             COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                           (Continued)



SUPPLEMENTAL SCHEDULE OF NONCASH
 OPERATING AND FINANCING ACTIVITIES:

    During 1994, the Company repaid $1,027,985 of long-term debt and accrued interest through the issuance of 293,710 shares of the Company's Common Stock.

    In January 1993, the Company completed a private placement of 2.5 million shares of its Common Stock, raising net proceeds of approximately $9.5 million. In addition, the Company repaid the amount owed to the minority shareholders of a subsidiary through the payment of $2.5 million in cash and the issuance of 867,579 shares of the Company's Common Stock. The Company also repaid $1.6 million of long-term debt through the payment of $100,000 in cash and the issuance of 375,000 shares of the Company's Common Stock.

    During 1993, the Company issued 239,238 shares of Common Stock in payment of lease termination costs which totaled $1.2 million. In addition, during 1994 and 1993, the Company issued 5,008 and 10,300 shares of Common Stock, respectively, in payment of consulting fees, which totaled $27,000 and $54,000, respectively.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

             COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop on a worldwide basis a portfolio of women's prescription and over-the-counter products, including those which help prevent sexually transmitted diseases. The Company's products primarily utilize the Company's patented bioadhesive delivery technology.

    Principles of Consolidation-

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Foreign Currency-

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of stockholders' equity (deficit).

    Inventories-

Inventories  are stated at the lower of cost  (first-in,  first-out)  or market.
Components  of  inventory  cost  include  materials,   labor  and  manufacturing
overhead. Inventories consist of the following:

                                     December 31,
                             --------------------------
                                  1994         1993
                             ------------     ---------
Finished goods               $  260,666      $  236,241
Raw materials                   856,577       2,637,967
                            -----------      ----------
                             $1,117,243      $2,874,208
                             ==========      ==========

    Property and Equipment-

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, as follows:

                                          Years
                                          ------

             Machinery and equipment      5 - 10
             Furniture and fixtures            5

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the life of the assets are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to income.

    Intangible Assets-

Intangible assets consist of the following:

                                        December 31,
                                 -----------------------------
                                     1994              1993
                                 -----------        ----------

   Patents                        $2,600,000        $2,600,000
   Trademarks                        341,000           341,000
                                  ----------        ----------
                                   2,941,000         2,941,000
   Less accumulated amortization  (1,154,963)         (933,063)
                                  ----------        ----------
                                  $1,786,037        $2,007,937
                                  ==========        ==========

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years.

    Other Investment-

In December 1993, the Company entered into an Option and License Agreement pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, of which $1.1 million was paid in December 1993 and the remaining $900,000 was paid in February 1994 and was included in accounts payable in the accompanying December 31, 1993 consolidated balance sheet.

The option, which must be exercised upon the occurrence of certain events, expires in December 1998. Upon exercise of the option, the Company will be required to pay an additional $5 million. If the Company does not exercise its option upon the occurrence of these events, the Company's right to the option is terminated. The cost of the option is being amortized on a straight-line basis over five years.

    Income Taxes-

As of December 31, 1994, the Company has U.S. tax net operating loss carryforwards of approximately $40 million which expire through 2009. The Company also has unused tax credits of approximately $738,000 which expire at various dates through 2004. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code.

In February 1992, the Financial Accounting Standards Board issued a new standard on accounting for income taxes ("SFAS No. 109"). The Company adopted the new accounting and disclosure rules as of January 1, 1993. Implementation of SFAS No. 109 had no effect on the Company's reported financial position and net loss. As of December 31, 1994 and 1993, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $14 million (comprised primarily of a net operating loss carryforward) which have been fully reserved for as their ultimate realizability is not assured.

    Revenue Recognition-

Revenue and the related cost of goods sold are recognized at the time a sale is effected or services are provided.

    Research and Development Costs-

Company sponsored research and development costs related to future products are expensed as incurred. Costs related to research and development contracts are charged to cost of sales upon recognition of the related revenue.

    Lease Termination Cost-

Lease termination cost represents expenses incurred in relocating the Company's corporate headquarters to a smaller premises and in closing the Company's laboratory facility in Madison, Wisconsin. Of this amount, $1.2 million was paid through the issuance of 239,238 shares of the Company's $.01 par value Common Stock ("Common Stock").

    Loss Per Share-

Loss per share is computed by dividing the net loss plus preferred dividends by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of loss per share as their effect is antidilutive.

    Statements of Cash Flows-

For purposes of the statements of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.


(2) STRATEGIC ALLIANCE AGREEMENTS:

The Company has entered into strategic alliance agreements for the marketing and distribution of Replens with: (i) Warner-Lambert Company under which Warner-Lambert Company markets Replens in the United States; (ii) subsidiaries of Johnson and Johnson under which those subsidiaries market Replens in Italy and will market Replens in Belgium; (iii) Roussel-UCLAF under which Roussel markets Replens in France, certain French overseas territories and Greece; (iv) Sterling Drug Inc. under which Sterling markets Replens in Japan, South America, Central America, Australia, New Zealand, and other Pacific Rim nations; (v) Teva Pharmaceutical under which Teva will market Replens in Israel; (vi) Logos Pharmaceuticals (Pty) Limited under which Logos markets Replens in South Africa and the sixteen countries of sub-Saharan Africa; (vii) LASA SA under which LASA SA markets Replens in Spain; (viii) Unipath Ltd. under which Unipath markets Replens and Feminessetrademark in the United Kingdom; (ix) Roberts Pharmaceutical Corporation under which Roberts will market Replens in Canada;
(x) Vifor SA under which Vifor will market Replens in Switzerland and Liechtenstein; (xi) Hermes H/F under which Hermes is currently marketing Replens in Iceland and (xii) a Swedish pharmaceutical company that has created a joint venture which markets Replens in Sweden and other Scandinavian countries. Pursuant to these agreements, the Company has received advance payments, of which $1,540,549 and $2,328,542, respectively, are reflected as deferred revenue in the accompanying December 31, 1994 and 1993 consolidated balance sheets, respectively. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

During 1993, the Logos agreement was amended such that Logos will also be the exclusive distributor of the Company's progesterone product in South Africa and the sixteen countries of sub-Saharan Africa. As part of the agreement, the Company received upfront licensing fees as well as ongoing revenue from manufacturing and product sales.

In September 1994, the Company entered into a license and distribution agreement with Lake Pharmaceutical, Inc. under which Lake markets Advantage 24 in the United States.

(3) LONG-TERM DEBT:

Long-term debt consists of the following:

                                      December 31,
                              -----------------------------
                                  1994              1993
                              ------------       ----------

      10% notes payable        $6,217,649        $7,250,000

      Less - Payments
       due within one year              -           (37,527)
                              -----------        ----------
                               $6,217,649        $7,212,473
                              ===========        ==========

During 1993, the Company issued $7.25 million of unsecured 10% notes payable due on June 30, 1996 ("1993 Notes"). Pursuant to the terms of the 1993 Notes, if the Company or any of its subsidiaries receives upfront license fees for the marketing and distribution of the Company's prescription progesterone product, the Company will use one-third of the net proceeds of such upfront fees to make "pro-rata" prepayments of the notes payable. In January 1994, a prepayment totaling $37,527 was made. In connection with the 1993 Notes, the Company issued warrants to purchase 1,212,500 shares of the Company's Common Stock at an exercise price of $4.00 per share, which was less than the market value of the Company's Common Stock on the date of grant. The difference, aggregating $1,912,500, is being recorded as additional interest expense over the term of the 1993 Notes. As of December 31, 1993, $695,460, representing the current portion of the prepaid interest, is included in prepaid expenses and $1,043,175, representing the long-term portion of the prepaid interest, is included in other assets in the accompanying consolidated balance sheet. The warrants are exercisable during the period from July 1, 1994 through June 30, 1998.

During 1994, the exercise price of certain of the warrants was reduced from $4.00 per share to $3.50 per share, conditioned on the immediate exercise of the warrants. As additional consideration for the immediate exercise of the warrants, the holders were granted the right at any time to convert the outstanding principal amount of the 1993 debt and accrued interest thereon, into shares of Common Stock at an exchange rate equal to a 25% discount to the then current market price, based on the average closing price of the Common Stock for the fifteen days prior to the conversion date, but in no event at a price less than $3.50 per share. As consideration for the repricing of the warrants, the note holders waived their right to receive one-third of the net proceeds of any upfront licensing fees. As a result, warrants to purchase 1,050,000 shares of Common Stock were exercised resulting in net proceeds of $3,675,000 to the Company.

During 1994, the Company repaid $1,027,985 of long-term debt and accrued interest through the issuance of 293,710 shares of the Company's Common Stock. In addition, during 1995, the Company repaid an additional $4,787,069 of long-term debt and accrued interest through the issuance of 1,273,905 shares of the Company's Common Stock. As a result of the exercise of the warrants and the repayment of the debt, during 1994, prepaid interest aggregating $1,738,635 has been recorded as additional interest expense.

(4) STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred Stock-

In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly and each share is convertible into 12.36 shares of the Company's Common Stock. As of December 31, 1994 and 1993, dividends of $86,743 and $74,144, respectively, have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheets.

In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 20.57 shares of the Company's Common Stock.

Upon liquidation of the Company, the holders of the Series A and Series B Preferred Stock are entitled to $100 per share. In addition, the holders of Series A Preferred Stock are entitled to accumulated unpaid dividends. The Series A Preferred Stock shares are redeemable for cash, at the option of the Company, at specified redemption prices. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series A and Series B Preferred Stock are entitled to one vote for each share of common stock into which the preferred stock is convertible.

     Warrants-

As of December 31, 1994 and 1993, the Company had warrants outstanding for the purchase of 780,000 and 2,316,500 shares of Common Stock, respectively. Information on outstanding warrants is as follows:


                                  December 31,
   Exercise                 -------------------------
     Price                    1994            1993
  ----------                ---------       ---------

     $4.00                    162,500       1,212,500
      4.375                   150,000            -
      4.81                     75,000          75,000
      4.875                    57,500            -
      5.00                     14,000         398,000
      5.25                      7,000           7,000
      5.31                       -            300,000
      5.46                    125,000         125,000
      5.625                     7,000           7,000
      5.875                     7,000           7,000
      7.13                       -             10,000
      8.875                   175,000         175,000
                              -------       ---------
                              780,000       2,316,500
                              =======       =========

All of the warrants, except the $4.875 warrants, were exercisable on December 31, 1994.

     Stock Option Plan-

All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Columbia Laboratories, Inc. 1988 Stock Option Plan (the "Plan"). Under the Plan, as amended, a total of 5,000,000 shares of Common Stock have been authorized for issuance upon exercise of the options. Information on options are as follows:


                                  Number
                                 of shares       Price per share
                                 ---------       ---------------
Outstanding, January 1, 1993     2,979,068        $ .25 - 16.03
     Granted                     1,003,572         5.38 -  5.63
     Exercised                    (531,568)         .25 -  2.72
     Cancelled                    (110,500)        4.88 - 13.25
                                 ---------
Outstanding, December 31, 1993   3,340,572         1.44 - 16.03
     Granted                     1,925,000         4.38 -  6.13
     Exercised                     (20,000)        1.44
     Cancelled                  (1,995,252)        4.34 - 14.58
                                ----------
Outstanding, December 31, 1994   3,250,320         1.44 - 16.03
                                 =========         ============

Options exercisable:
     December 31, 1993           1,625,500       $ 1.44 - 16.03
                                 =========       ==============
     December 31, 1994           1,074,320       $ 1.44 - 16.03
                                 =========       ==============


(5) COMMITMENTS AND CONTINGENCIES:

     Leases-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 1994, 1993 and 1992 totaled $461,489, $308,625 and $842,512, respectively. Future minimum lease payments as of December 31, 1994 are as follows:

             1995            $351,902
             1996             200,171
             1997             105,830
             1998              73,258
             1999               2,850
                             --------
                             $734,011
                             ========

     Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of the Company's Common Stock during 1991, and $100,000 in cash. The Company also agreed to pay Bio- Mimetics, Inc. a royalty equal to one percent of the net sales of products based on the Bioadhesive Delivery System to an aggregate amount of $7,500,000. In settlement of certain claims made by Bio-Mimetics, Inc. and the Company, the royalty was increased to two percent effective July 1, 1992. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Until September 1993, Joseph Robinson, Ph.D., the developer of the Bioadhesive Delivery System and a 50% owner of Bio-Mimetics, Inc., was the Vice President-Pharmaceutical Development of the Company. The assets and revenues of Bio-Mimetics, Inc. prior to acquisition were not significant to the financial statements of the Company.

In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb, a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% of the net sales of Diasorb.

     Employment Agreements-

The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. The terms of the employment agreements range from one to five years. Future base compensation to be paid under these agreements as of December 31, 1994 are as follows:

             1995            $388,958
             1996             147,083
             1997              39,375
                             --------
                             $575,416
                             ========

During 1993, the Company's shareholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. As a result of the net loss, no amounts were awarded for 1994.

     Manufacturing Equipment-

In 1991, the Company placed orders for approximately $2,700,000 of manufacturing equipment. As of December 31, 1994 and 1993, $945,000 of this equipment was completed and is included in machinery and equipment in the accompanying consolidated balance sheets. Deposits on manufacturing equipment totalling approximately $991,000 as of December 31, 1994 and 1993, are included in other assets in the accompanying consolidated balance sheets.

     Legal Proceedings-

Various claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management and counsel, all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.


(6) OTHER RELATED-PARTY TRANSACTION:

During 1993, the Company loaned two individuals who are officers, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum, are due on or before December 7, 1996. The notes and the related accrued interest, aggregating $211,219 and $192,184, respectively, are included in other assets in the accompanying December 31, 1994 and 1993 consolidated balance sheets.

(7) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. One customer accounted for approximately 27%, 29% and 32% of 1994, 1993 and 1992 consolidated net sales, respectively. Another customer accounted for approximately 14% and 11%, respectively, of 1994 and 1993 consolidated net sales. The following table shows selected information by geographic area:

                                  Net          Loss from      Identifiable
                                 Sales        Operations         Assets
                               ----------    ------------     -----------
As of and for the year
 ended December 31, 1994-
 United States                 $7,681,985    $ (2,798,773)     $3,153,159
 Europe                         1,087,079      (8,183,850)      5,254,405
                               ----------    ------------      ----------
                               $8,769,064    $(10,982,623)     $8,407,564
                               ==========    ============      ==========

As of and for the year
 ended December 31, 1993-
 United States                 $7,009,867     $(5,144,088)    $12,045,089
 Europe                         1,140,360      (3,375,060)      5,563,597
                               ----------     -----------     -----------
                               $8,150,227     $(8,519,148)    $17,608,686
                               ==========     ===========     ===========

As of and for the year
 ended December 31, 1992-
 United States                 $8,235,564     $(6,251,978)    $ 4,783,501
 Europe                           937,478      (2,106,370)      5,049,653
                               ---------      -----------     -----------
                               $9,173,042     $(8,358,348)    $ 9,833,154
                               ==========     ===========     ===========

             COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                             Page
                                                             ----

Report of Independent Certified Public Accountants            S-2

Schedule VIII-Valuation and Qualifying Accounts and Reserves  S-3

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 24, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule VIII is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

Miami, Florida,
  February 24, 1995.

             COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                              Charged to
                                 Balance at  (credited to)                  Balance
                                 beginning     costs and                    at end
        Description              of period     expenses      Deductions    of period
- -----------------------------    ---------    ----------     ----------    ---------

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
    accounts                      $110,015    $   3,030       $(14,675)     $ 98,370
                                  ========    =========       ========      ========

YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful
    accounts                      $106,624    $   4,734       $ (1,343)     $110,015
                                  ========    =========       ========      ========

YEAR ENDED DECEMBER 31, 1992:
  Allowance for doubtful
    accounts                      $297,352    $(113,977)      $(76,751)     $106,624
                                  ========    =========       ========      ========


                      SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COLUMBIA LABORATORIES, INC.

Date: March 24, 1995                         By:/s/ NORMAN M. MEIER
      --------------                            -------------------
                                             Norman M. Meier, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NORMAN M. MEIER         President, Chief Executive           March 24, 1995
- -------------------         Officer, Director
Norman M. Meier             (Principal Executive Officer)

/s/ WILLIAM J. BOLOGNA      Chairman of the Board of Directors   March 24, 1995
- -------------------------
William J. Bologna

/s/ NICHOLAS A. BUONICONTI  Vice Chairman of the Board of        March 24, 1995
- --------------------------  Directors
Nicholas A. Buoniconti

/s/ MARGARET J. ROELL       Vice President-Finance and           March 24, 1995
- --------------------        Administration, Chief Financial
Margaret J. Roell           Officer, Treasurer and Secretary
                            (Principal Financial and Accounting
                            Officer)

/s/ IRWIN L. KELLNER        Director                             March 24, 1995
- --------------------
Irwin L. Kellner

/s/ JOHN E. A. KIDD         Director                             March 24, 1995
- --------------------
John E. A. Kidd

                            Director                             March   , 1995
- ----------------------
Lila E. Nachtigall