Form 10-Q
period 1995-03-31
COLUMBIA LABORATORIES INC
filed 1995-05-12
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the transition period from ______________ to ______________

                      COMMISSION FILE NUMBER 1-10352

                        COLUMBIA LABORATORIES, INC.
            (Exact name of Company as specified in its charter)

          DELAWARE                                      59-2758596
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

         2665 SOUTH BAYSHORE DRIVE
               MIAMI, FLORIDA                              33133
(Address of principal executive offices)                 (Zip Code)

Company's telephone number, including area code: (305) 860-1670

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Number of shares of the Common Stock of Columbia Laboratories, Inc.
issued and outstanding as of April 30, 1995:   25,122,265

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the year ending December 31, 1995.

                                  2 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     March 31,                   December 31,
                                                                        1995                          1994
                                                                     -----------                  ------------
                                                                     (Unaudited)
ASSETS:
   Current assets-

     Cash and cash equivalents                                       $   425,794                   $   689,749
     Accounts receivable, net                                          1,548,612                       904,277
     Inventories                                                         967,745                     1,117,243
     Prepaid expenses                                                    189,010                       125,832
                                                                      ----------                   -----------
        Total current assets                                           3,131,161                     2,837,101

   Property and equipment, net                                           857,572                       915,623
   Intangible assets, net                                              1,730,362                     1,786,037
   Other investment, net                                               1,500,000                     1,600,000
   Other assets                                                        1,277,644                     1,268,803
                                                                     -----------                   -----------
                                                                     $ 8,496,739                   $ 8,407,564
                                                                     ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-

     Accounts payable                                               $  5,023,023                  $  3,707,966
     Accrued expenses                                                    847,494                     1,059,960
     Deferred revenue                                                  1,410,534                     1,540,549
     Estimated liability for returns
      and allowances                                                     376,453                       387,075
                                                                     -----------                  ------------
       Total current liabilities                                       7,657,504                     6,695,550
                                                                     -----------                  ------------

   Long-term debt, net of current portion                              1,740,941                     6,217,649
   Other long-term liabilities                                            89,731                        86,743

   Stockholders' equity-

     Preferred stock, $.01 par value; 1,000,000 shares authorized;

       Series A Convertible Preferred Stock, 1,515
        shares issued and outstanding in 1995
        and 1994                                                              15                            15
       Series B Convertible Preferred Stock, 2,000
        shares issued and outstanding in 1995
        and 1994                                                              20                            20
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 25,070,411 and 23,778,897 shares
      issued and outstanding in 1995 and 1994,
      respectively                                                       250,705                       237,789
     Capital in excess of par value                                   69,055,818                    64,206,507
     Accumulated deficit                                            (70,386,138)                  (69,253,356)
     Cumulative translation adjustment                                    88,142                       216,647
                                                                    ------------                  ------------
       Total stockholders' equity                                      (991,438)                  ( 4,592,378)
                                                                   ------------                  ------------
                                                                     $ 8,496,739                   $ 8,407,564
                                                                    ============                   ===========

         See notes to condensed consolidated financial statements

                                  3 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)


                                                                         Three Months Ended March 31,
                                                                        1995                          1994
                                                                      ----------                   -----------


NET SALES                                                             $3,205,366                   $ 1,502,782

COST OF GOODS SOLD                                                     1,631,813                       703,729
                                                                     -----------                   -----------
         Gross profit                                                  1,573,553                       799,053
                                                                     -----------                   -----------


OPERATING EXPENSES:

    Selling and distribution                                             643,775                       485,003
    General and administrative                                           652,290                       786,424
    Research and development                                           1,529,512                     2,637,741
                                                                     -----------                   -----------
        Total operating expenses                                       2,825,577                     3,909,168
                                                                     -----------                   -----------

        Loss from operations                                          (1,252,024)                   (3,110,115)
                                                                     -----------                   -----------

OTHER INCOME (EXPENSE):

    Interest income                                                        5,787                        20,935
    Interest expense                                                     (71,569)                     (356,552)
    Other, net                                                           185,027                       (20,979)
                                                                    ------------                   -----------
                                                                         119,245                      (356,596)
                                                                    ------------                   -----------


        Net loss                                                     $(1,132,779)                  $(3,466,711)
                                                                     ===========                   ===========

NET LOSS PER COMMON SHARE                                         $        ( .05)                $        (.16)
                                                                  ==============                 =============


WEIGHTED AVERAGE NUMBER OF

 COMMON SHARES OUTSTANDING                                            24,931,000                    22,165,000
                                                                    ============                   ===========


         See notes to condensed consolidated financial statements

                                  4 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)


                                                                            Three Months Ended March 31,
                                                                        1995                            1994
                                                                    ------------                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                           $(1,132,779)                   $(3,466,711)
  Adjustments to reconcile net loss to net
   cash used for operating activities-

    Depreciation and amortization                                        227,637                        203,377
    Provision for doubtful accounts                                         -                            35,489
    Interest expense                                                        -                           173,865

    Changes in assets and liabilities-
      (Increase) decrease in:

        Accounts receivable                                             (759,767)                       215,192
        Inventories                                                      149,499                       (170,142)
        Prepaid expenses                                                  91,406                         83,539
        Other assets                                                      (3,400)                        14,983

      Increase (decrease) in:

        Accounts payable                                               1,259,354                        585,669
        Accrued expenses                                                 (74,764)                      (183,522)
        Deferred revenue                                                    -                          (113,168)
        Estimated liability for returns
          and allowances                                                 (10,622)                           -
                                                                     -----------                      ---------

    Net cash used for operating activities                              (253,436)                    (2,621,429)
                                                                      ----------                     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                      (8,052)                      (120,601)
  Purchase of other investment                                              -                          (900,000)
                                                                     -----------                     ----------

    Net cash used for investing activities                                (8,052)                    (1,020,601)
                                                                     -----------                     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of notes payable and
   long-term debt                                                           -                           (37,527)
  Proceeds from issuance of common stock                                  78,147                            -
  Proceeds from exercise of options and warrants                            -                            50,000
                                                                      ----------                    -----------

    Net cash provided by financing activities                             78,147                         12,473
                                                                      ----------                    -----------

                                (Continued)

                                  5 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                (Continued)

                                                                             Three Months Ended March 31,
                                                                        1995                          1994
                                                                    ------------                   -----------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (80,614)                      103,975
                                                                     -----------                   -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                  (263,955)                   (3,525,582)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                    689,749                     5,280,829
                                                                     -----------                    ----------

CASH AND CASH EQUIVALENTS,
  end of period                                                       $  425,794                    $1,755,247
                                                                      ==========                    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period                                  $     12,435                     $     -
                                                                    ============                     =======


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         During the three months ended March 31, 1995, the Company issued 85,382 shares of Common Stock in payment of accrued interest, which totaled $310,362.

         During the three months ended March 31, 1994, the Company issued 2,808 shares of Common Stock in payment of consulting fees, which totaled $15,000.

         As of March 31, 1995, dividends on the Series A Preferred Stock of $89,731 ($2,988 relating to the three months ended March 31, 1995) have been earned but have not been declared and are included in other long-term liabilities in the March 31, 1995 condensed consolidated balance sheet.

         See notes to condensed consolidated financial statements

                                  6 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                  7 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from approximately $690,000 at December 31, 1994 to approximately $426,000 at March 31, 1995, primarily as a result of approximately $253,000 used for operating activities offset by approximately $78,000 received from the issuance of Common Stock. The loss for the three months ending March 31, 1995, was approximately $1.1 million, resulting in stockholders' deficit of approximately $990,000 as of March 31, 1995.

         During 1995, the Company repaid $4,787,069 of long-term debt and accrued interest through the issuance of 1,273,905 shares of the Company's Common Stock.

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

         As a result, the Company reformulated Legatrin(R), and recently introduced New Advanced Formula Legatrin PM. Legatrin PM(TM) provides relief of occasional pain and sleeplessness associated with minor muscle aches such as leg cramps. Sales of Legatrin and gross profit derived from sales of Legatrin approximated $4 million and $3 million, respectively, for each of the three years ended December 31, 1994.

                                  8 of 12

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

         As of March 31, 1995, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $13 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 VERSUS
THREE MONTHS ENDED MARCH 31, 1994

         Sales have increased in 1995 as compared to 1994 primarily as a result of Advantage 24(TM) now being available on drug store shelves throughout the U.S., renewed sales activity from the Company's OTC segment, including the introduction of Legatrin PM, as well as revenue from a research agreement which began in late 1994. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase significantly once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

         Gross profit as a percentage of sales decreased in 1995 as compared to 1994 primarily as a result of a change in product mix sold.

         Selling and distribution expenses increased as a result of costs associated with the introduction of Legatrin PM.

         Research and development expenditures have decreased as a result of the completion of a majority of the clinical studies related to Crinone and Advantage 24.

         The decrease in interest expense is primarily the result of repayment of a portion of the 1993 Notes.

         As a result, the net loss for 1995 was $1,132,779 or $.05 per share as compared to a net loss in 1994 of $3,466,711 or $.16 per common share.

                                  9 of 12

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 1992, the Company filed an action against Bank Piquet ("Piquet"), and certain other defendants (all of whom except Piquet have defaulted), for a declaratory judgement ("Action"), in the United States District Court for the Southern District of Florida ("Court"), relating to the ownership and rights to exercise certain warrants to purchase shares of the Company's Common Stock ("Warrants"). The Action was commenced by the Company when it determined that Piquet, the purported holder of the Warrants, was not the registered owner in accordance with the procedures for transfer set forth in the warrant agreement, and Piquet's ownership claims were from an entity different from the entity to whom the Warrants were issued. Thereafter, Piquet filed a counterclaim claiming $600,000 in damages as a result of the Company's denying Piquet the right to exercise the Warrants. The Company filed the Action in order to avoid being exposed to duplicate claims to the right to exercise the Warrants, and the attendant liability thereto. The Company believes that the counterclaim is without merit and continues to vigorously administer the Action.
         This Action is set for trial begining May 9, 1995.

         In September 1994, two related actions (the "Related Actions") were filed in the United States District Court for the Southern District of Florida ("Court"), alleging that the Company owes fees and/or commissions in the amount of approximately $1,150,000. The Related Actions were both filed by the same law firm on the same date. In the first of the Related Actions, the plaintiff, Ian J. ffrench, alleges he is owed fees or commissions of $900,000 for investment banking services allegedly provided by him to the Company. The Company has answered each of these claims denying the allegations contained therein and intends to vigorously defend this Action. In the second of the Related Actions, the plaintiff, Leman Trust Company, alleges the Company owes it approximately $250,000 as a result of the Company failing to grant certain warrants to purchase shares of the Company's Common Stock as a part of a certain loan transaction consummated in 1991. The Company believes that the loan was fully repaid in 1991 and all of the written requirements of the loan transaction were complied with. The Company has answered each of these claims denying the allegations contained therein and intends to vigorously defend this Action. This Action is set for trial begining June 5, 1995.

         Certain claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management and counsel, all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As of May 12, 1995, dividends on the Series A Preferred Stock of $91,192 have been earned but have not been declared.

                                 10 of 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                 11 of 12

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLUMBIA LABORATORIES, INC.


                                        /S/ MARGARET J. ROELL
                                        ---------------------------------------
                                        MARGARET J. ROELL, Vice President-
                                        Finance and Administration,
                                        Chief Financial Officer

DATE:      MAY 12, 1995

                                 12 of 12