Form 10-K405/A
period 1994-12-31
COLUMBIA LABORATORIES INC
filed 1995-07-21
CIK 821995

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                 FORM 10-K/A
                               AMENDMENT NO. 1

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR


[ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 1995:
$94,422,450

     Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 1995: 25,070,411

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:

                  Item 6. Selected Financial Data to reflect reclassification of prepaid interest to debt discount in the 1993 consolidated balance sheet

                  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations to change prepaid expense to debt discount in the second paragraph on page 12

                  Item 8. Consolidated Balance Sheets and footnote 3 to reflect reclassification of prepaid interest to debt discount in the 1993 consolidated balance sheet

                           Footnote 1 to add disclosure regarding determination of realizability of intangible assets and to expand revenue recognition policy

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COLUMBIA LABORATORIES, INC.

Date July 17, 1995                              By Margaret J. Roell
     -------------                                 -----------------
                                                     Margaret J. Roell
                                                     Vice President-Finance
                                                     and Administration, Chief
                                                     Financial Officer
                                                     Secretary and Treasurer

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated selected financial data of the Company for the five years ended December 31, 1994 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                                                              For the Years Ended December 31,
                                             -------------------------------------------------------------
                                                 1994        1993         1992        1991          1990
                                             ---------     -------      --------    --------     ---------
                                                        (amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales                                    $  8,769      $ 8,150       $ 9,173     $ 10,675     $ 12,139
Net loss                                      (13,394)      (8,453)       (8,536)     (14,548)     (16,337)
Loss per common share                            (.59)        (.40)         (.51)       (1.17)       (1.62)
Weighted average number
 of common shares outstanding                  22,530       21,380        16,880       12,856       10,788

BALANCE SHEET DATA:

Working capital (deficiency)                   (3,858)      $3,040       $(4,443)     $ 1,542     $ (2,167)
Total assets                                    8,408       15,870         9,833       14,488       10,690
Long-term debt                                  6,218        5,474            58        1,692          123
Stockholders' equity (deficiency)              (4,592)       3,475        (6,991)        (720)      (3,952)


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


           During 1994, the Company repaid $1,027,985 of long-term debt and accrued interest through the issuance of 293,710 shares of the Company's Common Stock. In addition, during 1995, the Company repaid an additional $4,787,069 of long-term debt and accrued interest through the issuance of 1,273,905 shares of the Company's Common Stock. As a result of the exercise of the warrants and the repayment of the debt, during 1994, debt discount aggregating $1,738,635 has been recorded as additional interest expense.


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

          As a result, the Company reformulated Legatrin, and recently introduced New Advanced Formula


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     ASSETS


                                                                             1994                      1993
                                                                          ----------               -----------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  689,749               $ 5,280,829
  Accounts receivable, net of allowance
   for doubtful accounts of $98,370 and
   $110,015 in 1994 and 1993, respectively                                   904,277                 1,361,604
  Inventories                                                              1,117,243                 2,874,208
  Prepaid expenses                                                           125,832                   218,729
                                                                          ----------               -----------
     Total current assets                                                  2,837,101                 9,735,370
                                                                          ----------               -----------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                      15,162                    13,045
  Machinery and equipment                                                  1,394,788                 1,123,847
  Furniture and fixtures                                                      70,597                    65,499
                                                                          ----------               -----------
                                                                           1,480,547                 1,202,391
  Less - Accumulated depreciation
   and amortization                                                          564,924                   359,231
                                                                          ----------               -----------
                                                                             915,623                   843,160
                                                                          ----------               -----------
INTANGIBLE ASSETS, net                                                     1,786,037                 2,007,937

OTHER INVESTMENT, net                                                      1,600,000                 2,000,000

OTHER ASSETS                                                               1,268,803                 1,283,584
                                                                          ----------               -----------
                                                                          $8,407,564               $15,870,051
                                                                          ==========               ===========

                                  (Continued)



                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993
                                  (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            1994                      1993
                                                                        ------------              ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $       -                 $     37,527
  Accounts payable                                                         3,707,966                 1,748,704
  Accrued expenses                                                         1,059,960                 2,421,261
  Deferred revenue                                                         1,540,549                 2,328,542
  Estimated liability for returns
   and allowances                                                            387,075                   311,147
                                                                        ------------              ------------
          Total current liabilities                                        6,695,550                 6,847,181
                                                                        ------------              ------------

LONG-TERM DEBT, net of current portion
  and debt discount                                                        6,217,649                 5,473,838
OTHER LONG-TERM LIABILITIES                                                   86,743                    74,144
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value;
     1,000,000 shares authorized;
      Series A Convertible Preferred Stock,
       1,515 and 1,915 shares issued and
       outstanding in 1994 and 1993, respectively
       (liquidation preference of $151,500 at
       December 31, 1994)                                                         15                        19
      Series B Convertible Preferred Stock,
       2,000 and 7,750 shares issued and outstanding
       in 1994 and 1993, respectively (liquidation
       preference of $200,000 at December 31, 1994)                               20                        77
  Common stock, $.01 par value; 40,000,000 shares
     authorized; 23,778,897 and 22,155,906 shares
     issued and outstanding in 1994 and 1993,
     respectively                                                            237,789                   221,559
  Capital in excess of par value                                          64,206,507                58,926,490
  Accumulated deficit                                                    (69,253,356)              (55,859,467)
  Cumulative translation adjustment                                          216,647                   186,210
                                                                        ------------              ------------
          Total stockholders' equity (deficit)                            (4,592,378)                3,474,888
                                                                        ------------              ------------
                                                                        $  8,407,564              $ 15,870,051
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

    Intangible Assets-


Intangible assets consist of the following:
                                                                December 31,
                                                    -------------------------------------
                                                       1994                       1993
                                                    ----------                 ----------
       Patents                                      $2,600,000                 $2,600,000
       Trademarks                                      341,000                    341,000
                                                    ----------                 ----------
                                                     2,941,000                  2,941,000
       Less accumulated amortization                (1,154,963)                  (933,063)
                                                    ----------                 ----------
                                                    $1,786,037                 $2,007,937
                                                    ==========                 ==========

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years.

Following the acquisition of any intangible assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the intangible may warrant revision or that the remaining balance of the intangible asset may not be recoverable. When factors indicate that a trademark or patent may be impaired, the Company uses an estimate of the underlying product's undiscounted net income, including amounts to be received over the remaining life of the intangible from license fees, royalty income, and related deferred revenues, in measuring whether the intangible is recoverable. Unrecoverable amounts are charged to operations.

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

    Revenue Recognition-

Sales are recorded as products are shipped and services are rendered. Royalties and additional monies owed to the Company based on the strategic alliance partners selling prices are recorded as revenue as sales are made by the strategic alliance partners.

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

(2) STRATEGIC ALLIANCE AGREEMENTS:

The Company has entered into strategic alliance agreements for the marketing and distribution of Replens with: (i) Warner-Lambert Company under which Warner-Lambert Company markets Replens in the United States; (ii) subsidiaries of Johnson and Johnson under which those subsidiaries market Replens in Italy and will market Replens in Belgium; (iii) Roussel-UCLAF under which Roussel markets Replens in France, certain French overseas territories and Greece; (iv) Sterling Drug Inc. under which Sterling markets Replens in Japan, South America, Central America, Australia, New Zealand, and other Pacific Rim nations; (v) Teva Pharmaceutical under which Teva will market Replens in Israel; (vi) Logos Pharmaceuticals (Pty) Limited under which Logos markets Replens in South Africa and the sixteen countries of sub-Saharan Africa; (vii) LASA SA under which LASA SA markets Replens in Spain; (viii) Unipath Ltd. under which Unipath markets Replens and Feminesse(TM) in the United Kingdom; (ix) Roberts Pharmaceutical Corporation under which Roberts will market Replens in Canada; (x) Vifor SA under which Vifor will market Replens in Switzerland and Liechtenstein; (xi) Hermes H/F under which Hermes is currently marketing Replens in Iceland and
(xii) a Swedish pharmaceutical company that has created a joint venture which markets Replens in Sweden and other Scandinavian countries. Pursuant to these agreements, the Company has received advance payments, of which $1,540,549 and $2,328,542, respectively, are reflected as deferred revenue in the accompanying December 31, 1994 and 1993 consolidated balance sheets, respectively. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

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

(3) LONG-TERM DEBT:


Long-term debt consists of the following:
                                                                December 31,
                                                    -------------------------------------
                                                       1994                       1993
                                                    ----------                 ----------
      10% notes payable                             $6,217,649                 $7,250,000

      Less-Debt discount                                 -                     (1,738,635)

      Less - Payments
       due within one year                               -                        (37,527)
                                                    ----------                 ----------
                                                    $6,217,649                 $5,473,838
                                                    ==========                 ==========

During 1993, the Company issued $7.25 million of unsecured 10% notes payable due on June 30, 1996 ("1993 Notes"). Pursuant to the terms of the 1993 Notes, if the Company or any of its subsidiaries receives upfront license fees for the marketing and distribution of the Company's prescription progesterone product, the Company will use one-third of the net proceeds of such upfront fees to make "pro-rata" prepayments of the notes payable. In January 1994, a prepayment totaling $37,527 was made. In connection with the 1993 Notes, the Company issued warrants to purchase 1,212,500 shares of the Company's Common Stock at an exercise price of $4.00 per share, which was less than the market value of the Company's Common Stock on the date of grant. The difference, aggregating $1,912,500, is being recorded as additional interest expense over the term of the 1993 Notes. As of December 31, 1993, $1,738,635 is reflected as debt discount in the accompanying consolidated balance sheet. The warrants are exercisable during the period from July 1, 1994 through June 30, 1998.

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

During 1994, the Company repaid $1,027,985 of long-term debt and accrued interest through the issuance of 293,710 shares of the Company's Common Stock. In addition, during 1995, the Company repaid an additional $4,787,069 of long-term debt and accrued interest through the issuance of 1,273,905 shares of the Company's Common Stock. As a result of the exercise of the warrants and the repayment of the debt, during 1994, debt discount aggregating $1,738,635 has been recorded as additional interest expense.