Form 10-Q/A
period 1995-03-31
COLUMBIA LABORATORIES INC
filed 1995-07-21
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10 - Q/A
                               AMENDMENT NO. 1

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended March 31, 1995 on Form 10-Q as set forth in the pages attached hereto:

                  Supplemental Schedule of Noncash Operating and Financing Activities on page 6 of 12 to disclose the total amount of debt repaid through the issuance of Common Stock during 1995.


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


                                                COLUMBIA LABORATORIES, INC.



Date July 17, 1995                              By Margaret J. Roell
     -------------                                 -----------------
                                                    Margaret J. Roell
                                                    Vice President-Finance
                                                    and Administration, Chief
                                                    Financial Officer
                                                    Secretary and Treasurer


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                  (Continued)

                                                                            Three Months Ended March 31,
                                                                        1995                          1994
                                                                     ----------                    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (80,614)                      103,975
                                                                     ----------                    ----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                 (263,955)                   (3,525,582)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                   689,749                     5,280,829
                                                                     -----------                   ----------

CASH AND CASH EQUIVALENTS,
  end of period                                                      $  425,794                    $1,755,247
                                                                     ===========                   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid during the period                                    $   12,435                    $     -
                                                                     ===========                   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         During the three months ended March 31, 1995, the Company issued 85,382 shares of Common Stock in payment of accrued interest, which totaled $310,362. In addition, the Company issued 1,188,523 shares of Common Stock in repayment of long-term debt which totaled $4,476,707.

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