Form 10-Q
period 1995-06-30
COLUMBIA LABORATORIES INC
filed 1995-08-09
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM  10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Number of shares of the Common Stock of Columbia
Laboratories, Inc. issued and outstanding as of July 31, 1995:
25,679,354

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the year ending December 31, 1995.

                             2 of 13

           COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30,      December 31,
                                           1995            1994
                                       -----------     ------------
                                       (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents         $ 6,038,642      $   689,749
     Accounts receivable, net            1,011,768          904,277
     Inventories                         1,253,400        1,117,243
     Prepaid expenses                      184,117          125,832
                                       -----------      -----------
        Total current assets             8,487,927        2,837,101

   Property and equipment, net             805,494          915,623
   Intangible assets, net                1,674,847        1,786,037
   Other assets                          1,292,356        1,268,803
                                       -----------      -----------
                                       $12,260,624      $ 6,807,564
                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Current portion of long-term
      debt                             $   156,751      $      -
     Accounts payable                    3,560,662        3,707,966
     Accrued expenses                      761,586        1,059,960
     Deferred revenue                    1,335,445        1,540,549
     Estimated liability for returns
      and allowances                       389,545          387,075
                                       -----------      -----------
       Total current liabilities         6,203,989        6,695,550
                                       -----------      -----------

   Long-term debt, net of current
    portion                                   -           6,217,649
   Other long-term liabilities              92,563           86,743

   Stockholders' equity-
     Preferred stock, $.01 par value;
      1,000,000 shares authorized;
       Series A Convertible Preferred
        Stock, 1,365 and 1,515 shares
        issued and outstanding in 1995
        and 1994, respectively                  14               15
       Series B Convertible Preferred
        Stock, 1,750 and 2,000 shares
        issued and outstanding in 1995
        and 1994, respectively                  18               20
     Common stock, $.01 par value;
      40,000,000 shares authorized;
      25,648,354 and 23,778,897 shares
      issued and outstanding in 1995
      and 1994, respectively               256,484          237,789
     Capital in excess of par value     71,339,245       64,206,507
     Accumulated deficit               (65,645,261)     (70,853,356)
     Cumulative translation
      adjustment                            13,572          216,647
                                       -----------      -----------
       Total stockholders' equity
        (deficit)                        5,964,072       (6,192,378)
                                       -----------      -----------
                                       $12,260,624      $ 6,807,564
                                       ===========      ===========

        See notes to condensed consolidated financial statements

                               3 of 13

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                     Six Months Ended            Three Months Ended
                                          June 30,                     June 30,
                                    1995          1994            1995         1994
                                  --------      --------        --------     --------
NET SALES                        $6,083,866    $3,877,732      $2,878,500   $2,374,950

COST OF GOODS SOLD                3,197,014     2,029,088       1,565,201    1,325,359
                                -----------   -----------     -----------  -----------
     Gross profit                 2,886,852     1,848,644       1,313,299    1,049,591
                                -----------   -----------     -----------  -----------

OPERATING EXPENSES:
  Selling and distribution        1,448,463     1,077,567         804,688      592,564
  General and administrative      1,572,054     1,573,311         919,764      786,887
  Research and development        2,725,085     4,087,422       1,295,573    1,549,681
                                -----------   -----------     -----------  -----------
     Total operating expenses     5,745,602     6,738,300       3,020,025    2,929,132
                                -----------   -----------     -----------  -----------

     Loss from operations        (2,858,750)   (4,889,656)     (1,706,726)  (1,879,541)
                                -----------   -----------     -----------  -----------

OTHER INCOME (EXPENSE):
  License fees, net               8,054,883        60,464       8,054,883       60,464
  Interest income                    40,205        37,144          34,418       16,209
  Interest expense                 (140,750)     (714,068)        (69,181)    (357,516)
  Other, net                        112,507       (64,844)        (72,520)     (43,865)
                                -----------   -----------     -----------  -----------
                                  8,066,845      (681,304)      7,947,600     (324,708)
                                -----------   -----------     -----------  -----------

     Net income (loss)          $ 5,208,095   $(5,570,960)    $ 6,240,874  $(2,204,249)
                                ===========   ===========     ===========  ===========

NET INCOME (LOSS) PER COMMON
 SHARE                          $       .21   $      (.25)    $       .25  $      (.10)
                                ===========   ===========     ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       25,123,000    22,199,000      25,313,000   22,232,000
                                ===========   ===========     ===========  ===========

        See notes to condensed consolidated financial statements

                               4 of 13

             COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                          Six Months Ended June 30,
                                                          1995                1994
                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $5,208,095         $(5,570,960)
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities-
    Depreciation and amortization                         255,658             213,269
    Provision for doubtful accounts                        38,384              16,382
    Provision for returns and allowances                   13,092             335,844
    Interest expense                                         -                347,770

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable                              (393,186)            (51,074)
        Inventories                                      (136,159)            337,453
        Prepaid expenses                                  201,090             267,432
        Other assets                                      (18,418)             18,626

      Increase (decrease) in:
        Accounts payable                                   40,352           1,634,050
        Accrued expenses                                 (203,383)         (1,311,017)
        Deferred revenue                                   54,882            (231,304)
        Estimated liability for returns
         and allowances                                   (10,622)               -
                                                       ----------         -----------

    Net cash provided by (used for) operating
     activities                                         5,049,785          (3,993,529)
                                                       ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (29,177)           (140,765)
                                                       ----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable and
   long-term debt                                         (91,954)            (37,527)
  Proceeds from issuance of common stock                   78,147                -
  Proceeds from exercise of options and warrants          514,694              78,800
                                                       ----------         -----------

    Net cash provided by financing activities             500,887              41,273
                                                       ----------         -----------

                             (Continued)

                               5 of 13

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                          Six Months Ended June 30,
                                                          1995                1994
                                                       ----------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (172,602)            115,564
                                                       ----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  5,348,893          (3,977,457)

CASH AND CASH EQUIVALENTS,
  beginning of period                                     689,749           5,280,829
                                                       ----------         -----------

CASH AND CASH EQUIVALENTS,
  end of period                                        $6,038,642         $ 1,303,372
                                                       ==========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid during the period                      $   12,435         $      -
                                                       ==========         ===========


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

    During the six months ended June 30, 1995, the Company issued 1,695,232 shares of Common Stock in payment of long-term debt and accrued interest totaling $6,339,409.

    During the six months ended June 30, 1995, the Company issued 50,000 shares of Common Stock in payment of legal fees totaling $225,000. During the six months ended June 30, 1994, the Company issued 5,008 shares of Common Stock in payment of consulting fees totaling $27,000.

    As of June 30, 1995, dividends on the Series A Preferred Stock of $92,563 ($5,820 relating to the six months ended June 30, 1995) have been earned but have not been declared and are included in other long-term liabilities in the June 30, 1995 condensed consolidated balance sheet.

        See notes to condensed consolidated financial statements

                               6 of 13

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

     The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain prior year balances have been reclassified to conform with current year presentation.


(2) ADJUSTMENT OF PRIOR YEARS' FINANCIAL STATEMENTS:

     In December 1993, the Company entered into an Option and License Agreement pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, which in accordance with SFAS No. 2, should have been expensed when acquired in 1993. As a result, the Company has restated net income (loss) for 1993, 1994 and 1995.

     The effect of the restatement is to increase 1993 net loss by $2 million or $(.09) per share and decrease 1994 net loss
$400,000 or $.01 per share. The effect on the 1994 and 1995 per share quarterly amounts is immaterial.

                               7 of 13

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     In May 1995, the Company entered into an exclusive worldwide, except for South Africa, license and supply agreement with American Home Product Corporation (AHP) under which the
Wyeth-Ayerst division of AHP will market Crinone/trademark/. Under the terms of the agreement, the Company received a $6 million upfront payment and will receive milestone payments and a significant percentage of sales. A $2 million milestone payment was received in June 1995, when Crinone was approved as a drug in the U.K.
As a result, cash and cash equivalents increased from approximately $690,000 at December 31, 1994 to approximately $6 million at June 30, 1995.

     During 1995, the Company repaid $6,339,409 of long-term debt and accrued interest through the issuance of 1,695,232 shares of the Company's Common Stock.

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

                               8 of 13

     As a result, the Company recently introduced New Advanced
Formula Legatrin PM. Legatrin PM/trademark/, which does not contain quinine sulfate, provides relief of occasional pain and sleeplessness associated with minor muscle aches such as leg cramps; however, it is not known at this time whether consumers will find Legatrin
PM as effective as Legatrin. Sales of Legatrin and gross profit derived from sales of Legatrin approximated $4 million and $3 million, respectively, for each of the three years ended December
31, 1994. Sales of Legatrin represented approximately 49%, 48% and 47% of the Company's net sales in 1994, 1993 and 1992, respectively. There can be no assurance as to what future sales of Legatrin PM will be.

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

     As of June 30, 1995, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $11 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX
MONTHS ENDED JUNE 30, 1994

     Sales have increased in 1995 as compared to 1994 primarily as a result of Advantage 24/trademark/ now being available on drug store shelves throughout the U.S., renewed sales activity from the Company's OTC segment, including the introduction of Legatrin PM, as well as revenue from a research agreement which began in late
1994. While the strategic alliance agreements in the United
States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase significantly once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

     Selling and distribution expenses increased as a result of costs associated with the introduction of Legatrin PM.

     Research and development expenditures have decreased as a result of the completion of a majority of the clinical studies related to Crinone and Advantage 24.

                               9 of 13

     License fees, net includes $8 million received as upfront and milestone payments in connection with the licensing agreement with AHP.

     The decrease in interest expense is primarily the result of repayment of a portion of the 1993 Notes.

     As a result, the net income for 1995 was $5,208,095 or $.21 per share as compared to a net loss in 1994 of $(5,570,960) or $(.25) per common share.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 VERSUS
THREE MONTHS ENDED JUNE 30, 1994

     Sales have increased in 1995 as compared to 1994 primarily as a result of Advantage 24/trademark/ now being available on drug store shelves throughout the U.S., renewed sales activity from the Company's OTC segment, including the introduction of Legatrin PM, as well as revenue from a research agreement which began in late
1994. While the strategic alliance agreements in the United
States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase significantly once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

     Selling and distribution expenses increased as a result of costs associated with the introduction of Legatrin PM.

     Research and development expenditures have decreased as a result of the completion of a majority of the clinical studies related to Crinone and Advantage 24.

     License fees, net includes $8 million received as upfront and milestone payments in connection with the licensing agreement with AHP.

     The decrease in interest expense is primarily the result of repayment of a portion of the 1993 Notes.

     As a result, the net income for 1995 was $6,240,874 or $.25 per share as compared to a net loss in 1994 of $(2,204,249) or $(.10) per common share.

                              10 of 13

            COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In April 1992, the Company filed an action against Bank Piquet ("Piquet"), and certain other defendants (all of whom except Piquet have defaulted), for a declaratory judgement ("Action"), in the United States District Court for the Southern District of Florida ("Court"), relating to the ownership and rights to exercise certain warrants to purchase shares of the Company's Common Stock ("Warrants"). The Action was commenced by the Company when it determined that Piquet, the purported holder of the Warrants, was not the registered owner in accordance with the procedures for transfer set forth in the warrant agreement, and Piquet's ownership claims were from an entity different from the entity to whom the Warrants were issued. Thereafter, Piquet filed a counterclaim claiming $600,000 in damages as a result of the Company's denying Piquet the right to exercise the Warrants. The Company filed the Action in order to avoid being exposed to duplicate claims to the right to exercise the Warrants, and the attendant liability thereto. This Action was settled as of May 13, 1995. In connection therewith, the Company issued Piguet a warrant to purchase 300,000 shares of Common Stock at $5.31 per share, exercisable through May 13, 1998.

     In September 1994, two related actions (the "Related Actions") were filed in the United States District Court for the Southern District of Florida ("Court"), alleging that the Company owes fees and/or commissions in the amount of approximately $1,150,000. The Related Actions were both filed by the same law firm on the same date. In the first of the Related Actions, the plaintiff, Ian J. ffrench, alleges he is owed fees or commissions of $900,000 for investment banking services allegedly provided by him to the Company. The Company has answered each of these claims denying the allegations contained therein and intends to vigorously defend this Action. In the second of the Related Actions, the plaintiff, Leman Trust Company, alleges the Company owes it approximately $250,000 as a result of the Company failing to grant certain warrants to purchase shares of the Company's Common Stock as a part of a certain loan transaction consummated in 1991. The Company believes that the loan was fully repaid in 1991 and all of the written requirements of the loan transaction were complied with. The Company has answered each of these claims denying the allegations contained therein. The Related Actions were settled on May 31, 1995, through the payment of $51,000 to Mr. ffrench.

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

Item 2. Changes in Securities

         None.

Item 3. Defaults upon Senior Securities

         As of August 7, 1995, dividends on the Series A
         Preferred Stock of $93,849 have been earned but have not been declared.

                              11 of 13

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on July 20, 1995 for the purpose of electing six directors and ratifying the appointment of Arthur Andersen LLP as independent public accountants for the Company.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     None.

                              12 of 13

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLUMBIA LABORATORIES, INC.

                                        /S/ MARGARET J. ROELL
                                        ----------------------------------
                                        MARGARET J. ROELL, Vice President-
                                        Finance and Administration,
                                        Chief Financial Officer

DATE: August 7, 1995

                              13 of 13