Form 10-K405/A
period 1994-12-31
COLUMBIA LABORATORIES INC
filed 1995-08-21
CIK 821995

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 FORM 10-K/A

                               AMENDMENT NO. 2


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


                  Item 6. Selected Financial Data to reflect the writeoff of other investment when acquired in 1993

                  Item 8. Consolidated Financial Statements and footnotes 1 and 7 to reflect the writeoff of other investment when acquired in 1993

                           Footnote 1 to add disclosure regarding revenue recognition policy for license fees


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COLUMBIA LABORATORIES, INC.


Date August 21, 1995                            By Margaret J. Roell
     ---------------                               -----------------

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

                                                              For the Years Ended December 31,
                                             -------------------------------------------------------------
                                                 1994        1993         1992        1991          1990
                                             ---------     -------      --------    --------     ---------
                                                        (amounts in thousands except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales                                    $  8,769     $  8,150       $ 9,173     $ 10,675     $ 12,139

Net loss                                      (12,994)     (10,453)       (8,536)     (14,548)     (16,337)
Loss per common share                            (.58)        (.49)         (.51)       (1.17)       (1.62)

Weighted average number
 of common shares outstanding                  22,530       21,380        16,880       12,856       10,788

BALANCE SHEET DATA:

Working capital (deficiency)                   (3,858)      $2,888       $(4,443)     $ 1,542     $ (2,167)
Total assets                                    6,808       13,870         9,833       14,488       10,690

Long-term debt                                  6,218        5,474            58        1,692          123

Stockholders' equity (deficiency)              (6,192)       1,475        (6,991)        (720)      (3,952)


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


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     ASSETS


                                                                             1994                      1993
                                                                          ----------               -----------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  689,749               $ 5,280,829
  Accounts receivable, net of allowance
   for doubtful accounts of $98,370 and
   $110,015 in 1994 and 1993, respectively                                   904,277                 1,361,604
  Inventories                                                              1,117,243                 2,874,208
  Prepaid expenses                                                           125,832                   218,729
                                                                          ----------               -----------
     Total current assets                                                  2,837,101                 9,735,370
                                                                          ----------               -----------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                      15,162                    13,045
  Machinery and equipment                                                  1,394,788                 1,123,847
  Furniture and fixtures                                                      70,597                    65,499
                                                                          ----------               -----------
                                                                           1,480,547                 1,202,391
  Less - Accumulated depreciation
   and amortization                                                          564,924                   359,231
                                                                          ----------               -----------
                                                                             915,623                   843,160
                                                                          ----------               -----------
INTANGIBLE ASSETS, net                                                     1,786,037                 2,007,937

OTHER ASSETS                                                               1,268,803                 1,283,584
                                                                          ----------               -----------
                                                                          $6,807,564               $13,870,051
                                                                          ==========               ===========

                                  (Continued)



                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993
                                  (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            1994                      1993
                                                                        ------------              ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $       -                 $     37,527
  Accounts payable                                                         3,707,966                 1,748,704
  Accrued expenses                                                         1,059,960                 2,421,261
  Deferred revenue                                                         1,540,549                 2,328,542
  Estimated liability for returns
   and allowances                                                            387,075                   311,147
                                                                        ------------              ------------
          Total current liabilities                                        6,695,550                 6,847,181
                                                                        ------------              ------------

LONG-TERM DEBT, net of current portion
  and debt discount                                                        6,217,649                 5,473,838
OTHER LONG-TERM LIABILITIES                                                   86,743                    74,144
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value;
     1,000,000 shares authorized;
      Series A Convertible Preferred Stock,
       1,515 and 1,915 shares issued and
       outstanding in 1994 and 1993, respectively
       (liquidation preference of $151,500 at
       December 31, 1994)                                                         15                        19
      Series B Convertible Preferred Stock,
       2,000 and 7,750 shares issued and outstanding
       in 1994 and 1993, respectively (liquidation
       preference of $200,000 at December 31, 1994)                               20                        77
  Common stock, $.01 par value; 40,000,000 shares
     authorized; 23,778,897 and 22,155,906 shares
     issued and outstanding in 1994 and 1993,
     respectively                                                            237,789                   221,559
  Capital in excess of par value                                          64,206,507                58,926,490
  Accumulated deficit                                                    (70,853,356)              (57,859,467)
  Cumulative translation adjustment                                          216,647                   186,210
                                                                        ------------              ------------
          Total stockholders' equity (deficit)                            (6,192,378)                1,474,888
                                                                        ------------              ------------
                                                                        $  6,807,564              $ 13,870,051
                                                                        ============              ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE YEARS ENDED DECEMBER 31, 1994



                                        1994           1993           1992
                                     ---------       --------       --------


NET SALES                          $  8,769,064    $  8,150,227    $ 9,173,042

COST OF GOODS SOLD                    5,539,424       5,077,816      5,327,459
                                   ------------    ------------    -----------
     Gross profit                     3,229,640       3,072,411      3,845,583
                                   ------------    ------------    -----------

OPERATING EXPENSES:
  Selling and distribution            2,036,353       2,571,164      3,373,259
  General and administrative          2,799,863       3,491,201      4,701,646
  Research and development            8,976,047       5,290,912      3,129,026
  Lease termination cost                   -            238,282      1,000,000
                                   ------------    ------------    -----------
     Total operating expenses        13,812,263      11,591,559     12,203,931
                                   ------------    ------------    -----------

     Loss from operations           (10,582,623)     (8,519,148)    (8,358,348)
                                    -----------    ------------    -----------

OTHER INCOME (EXPENSE):
  License fees, net                     174,741         561,297      2,776,043
  Interest income                        61,030          89,540        114,801
  Interest expense                   (2,479,610)       (431,983)      (548,924)
  Guaranteed return to minority
   shareholders of subsidiary              -               -        (2,585,118)
  Purchase of option                       -         (2,000,000)          -
  Other, net                           (167,427)       (152,689)        65,610
                                   ------------    ------------    -----------
                                     (2,411,266)     (1,933,835)      (177,588)
                                   ------------    ------------    -----------

     Net loss                      $(12,993,889)   $(10,452,983)   $(8,535,936)
                                   ============    ============    ===========

NET LOSS PER COMMON SHARE          $       (.58)   $       (.49)   $      (.51)
                                   ============    ============    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           22,530,000      21,380,000     16,880,000
                                   ============    ============    ===========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                   Series A           Series B
               Preferred Stock     Preferred Stock        Common Stock
               ---------------    ----------------    --------------------
               Number              Number              Number                 Capital in                   Cumulative
                 of                  of                  of                    Excess of     Accumulated   Translation
               Shares   Amount     Shares   Amount     Shares       Amount     Par Value       Deficit     Adjustment      Total
               ------   ------     ------   ------     ------       ------     ---------      ---------    ----------      -----

BALANCE,
 January 1,
 1992          3,165     $ 32      22,750    $ 227    16,392,281   $163,923   $38,369,579   $(38,870,548)  $(383,298)  $   (720,085)

Common stock
 issued in
 payment for
 services
 rendered       -        -           -        -           15,000        150       119,850           -           -           120,000
Options
 exercised      -        -           -        -          561,432      5,614     1,015,322           -           -         1,020,936
Warrants
 exercised      -        -           -        -          123,898      1,239       126,145           -           -           127,384
Conversion of
 preferred
 stock          (975)     (10)    (10,000)    (100)      212,051      2,120        (2,010)          -           -              -
Accumulated
 dividends on
 preferred
 stock          -        -           -        -             -          -          (19,826)          -           -           (19,826)
Payment of
 accumulated
 dividends      -        -           -        -              757          8         6,336           -           -             6,344
Translation
 adjustment     -        -           -        -             -          -             -              -      1,010,097      1,010,097
Net loss        -        -           -        -             -          -             -        (8,535,936)       -        (8,535,936)
               -----     ----      ------    -----    ----------   --------   -----------   ------------   ---------    -----------

BALANCE,
 December 31,
 1992          2,190       22      12,750      127    17,305,419    173,054    39,615,396    (47,406,484)    626,799     (6,991,086)

Issuance of
 common stock   -        -           -        -        3,992,002     39,920    16,644,494           -           -        16,684,414
Options
 exercised      -        -           -        -          531,568      5,316       474,689           -           -           480,005
Warrants
 exercised      -        -           -        -          220,668      2,207       296,727           -           -           298,934
Issuance of
 warrants       -        -           -        -             -          -        1,912,500           -           -         1,912,500
Conversion of
 preferred
 stock          (275)      (3)     (5,000)     (50)      106,249      1,062        (1,009)          -           -              -
Accumulated
 dividends on
 preferred
 stock          -        -           -        -             -          -          (16,307)          -           -           (16,307)
Translation
 adjustment     -        -           -        -             -          -             -              -       (440,589)      (440,589)
Net loss        -        -           -        -             -          -             -       (10,452,983)       -       (10,452,983)
               -----     ----      ------    -----    ----------   --------   -----------   ------------   ---------    -----------

BALANCE,
 December 31,
 1993          1,915       19       7,750       77    22,155,906    221,559    58,926,490    (57,859,467)    186,210      1,474,888

                         (Continued)

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                (Continued)


                   Series A           Series B
               Preferred Stock     Preferred Stock        Common Stock
               ---------------    ----------------    --------------------
               Number              Number              Number                 Capital in                   Cumulative
                 of                  of                  of                    Excess of     Accumulated   Translation
               Shares   Amount     Shares   Amount     Shares       Amount     Par Value       Deficit     Adjustment      Total
               ------   ------     ------   ------     ------       ------     ---------      ---------    ----------      -----

BALANCE,
 January 1,
 1994          1,915     $ 19       7,750    $  77    22,155,906   $221,559   $58,926,490   $(57,859,467)   $186,210   $  1,474,888

Issuance of
 common stock   -        -           -        -          126,061      1,261       525,739           -           -           527,000
Options
 exercised      -        -           -        -           20,000        200        28,600           -           -            28,800
Warrants
 exercised      -        -           -        -        1,060,000     10,600     3,714,400           -           -         3,725,000
Conversion
 of debt        -        -           -        -          293,710      2,937     1,025,048           -           -         1,027,985
Conversion of
 preferred
 stock          (400)      (4)     (5,750)     (57)      123,220      1,232        (1,171)          -           -              -
Accumulated
 dividends on
 preferred
 stock          -        -           -        -             -          -          (12,599)          -           -           (12,599)
Translation
 adjustment     -        -           -        -             -          -            -               -         30,437         30,437
Net loss        -        -           -        -             -          -            -        (12,993,889)       -       (12,993,889)
               -----     ----      ------    -----    ----------   --------   -----------   ------------   ---------   ------------

BALANCE,
 December 31,
 1994          1,515     $ 15       2,000    $  20    23,778,897   $237,789   $64,206,507   $(70,853,356)   $216,647   $ (6,192,378)
               =====     ====      ======    =====    ==========   ========   ===========   ============   =========   ============

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                                      1994             1993             1992
                                                  ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(12,993,889)    $(10,452,983)    $(8,535,936)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
     Depreciation and amortization                     440,496          496,984         568,669
     Provision for (recovery of) doubtful
      accounts                                          (3,030)           4,734        (113,977)
     Provision for returns and allowances              168,215          233,969         532,073
     Lease termination cost                               -             112,007       1,000,000
     Write-down of property and equipment                 -             216,133          11,815
     Write-down of inventories                         888,277          451,460            -
     Guaranteed return to minority
      shareholders of subsidiary                          -                -          2,585,118
     Interest expense                                1,738,635          173,865            -

  Changes in assets and liabilities-
   (Increase) decrease in:
     Accounts receivable                                43,773         (469,726)       (197,360)
     Inventories                                       868,688          (31,914)     (3,053,773)
     Prepaid expenses                                   78,365          (87,374)        393,302
     Other assets                                       20,548         (510,804)         96,127

   Increase (decrease) in:
     Accounts payable                                2,071,080       (1,617,947)      1,703,535
     Accrued expenses                                 (616,010)       1,579,201      (1,428,550)
     Deferred revenue                                 (387,993)        (144,738)        128,244
     Estimated liability for returns
      and allowances                                   (92,287)        (344,203)       (558,460)
                                                   -----------     ------------     -----------
        Net cash used for operating activities      (8,675,132)     (10,391,336)     (6,869,173)
                                                   -----------     ------------    ------------

                           (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                (Continued)


                                                             1994             1993            1992
                                                        ------------      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     $ (275,210)     $   (118,023)    $(423,613)
  Proceeds from sale of investment                             -               25,817        53,653
                                                         ----------      ------------     ---------
      Net cash used in investing activities                (275,210)          (92,206)     (369,960)
                                                         ----------      ------------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     -            7,250,000          -
  Repayments of notes payable and long-term debt            (37,527)         (192,024)      (28,519)
  Repayment of amounts owed to minority
    shareholders of a subsidiary                               -           (2,500,000)         -
  Proceeds from issuance of common stock                    500,000         9,448,813          -
  Proceeds from exercise of options and warrants          3,753,800           778,939     1,148,320
                                                         ----------      ------------     ---------
    Net cash provided by financing activities             4,216,273        14,785,728     1,119,801

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     142,989           (62,143)       19,592
                                                         ----------      ------------     ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (4,591,080)        4,240,043    (6,099,740)

CASH AND CASH EQUIVALENTS,
  beginning of year                                       5,280,829         1,040,786     7,140,526
                                                         ----------      ------------     ---------

CASH AND CASH EQUIVALENTS,
  end of year                                           $   689,749      $  5,280,829   $ 1,040,786
                                                        ===========      ============   ===========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Interest paid                                         $   573,338      $     29,857   $   147,231
                                                        ===========      ============   ===========

                           (Continued)

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

    Adjustment of Prior Years' Financial Statements-

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

    License Fees-

License fees, net of related expenses, are recognized as other income when the Company has no further obligations with respect to the payments and thus the earnings process is complete.

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

                                  Net          Loss from      Identifiable
                                 Sales        Operations         Assets
                               ----------    ------------     -----------
As of and for the year
 ended December 31, 1994-
 United States                 $7,681,985    $ (2,798,773)     $3,153,159
 Europe                         1,087,079      (7,783,850)      3,654,405
                               ----------    ------------      ----------
                               $8,769,064    $(10,582,623)     $6,807,564
                               ==========    ============      ==========

As of and for the year
 ended December 31, 1993-
 United States                 $7,009,867     $(5,144,088)    $10,306,454
 Europe                         1,140,360      (3,375,060)      3,563,597
                               ----------     -----------     -----------
                               $8,150,227     $(8,519,148)    $13,870,051
                               ==========     ===========     ===========

As of and for the year
 ended December 31, 1992-
 United States                 $8,235,564     $(6,251,978)    $ 4,783,501
 Europe                           937,478      (2,106,370)      5,049,653
                               ---------      -----------     -----------
                               $9,173,042     $(8,358,348)    $ 9,833,154
                               ==========     ===========     ===========