Form 10-Q
period 1995-09-30
COLUMBIA LABORATORIES INC
filed 1995-11-09
CIK 821995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 F O R M 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ___

         Number of shares of the Common Stock of Columbia Laboratories, Inc.
issued and outstanding as of October 31, 1995:   25,956,854

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the year ending December 31, 1995.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,                 December 31,
                                                                        1995                          1994
                                                                    -------------                 ------------
                                                                     (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                                       $ 3,152,399                   $   689,749
     Accounts receivable, net                                            798,135                       904,277
     Inventories                                                       1,292,759                     1,117,243
     Prepaid expenses                                                    184,745                       125,832
                                                                     -----------                   -----------
        Total current assets                                           5,428,038                     2,837,101

   Property and equipment, net                                           754,117                       915,623
   Intangible assets, net                                              1,619,332                     1,786,037
   Other assets                                                        1,383,540                     1,268,803
                                                                     -----------                   -----------
                                                                     $ 9,185,027                   $ 6,807,564
                                                                     ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
   Current liabilities-
     Current portion of long-term debt                               $   156,751                   $       -
     Accounts payable                                                  1,856,900                     3,707,966
     Accrued expenses                                                    883,193                     1,059,960
     Deferred revenue                                                  1,120,499                     1,540,549
     Estimated liability for returns
      and allowances                                                     363,929                       387,075
                                                                     -----------                   -----------
       Total current liabilities                                       4,381,272                     6,695,550
                                                                     -----------                   -----------

   Long-term debt, net of current portion                                    -                       6,217,649
   Other long-term liabilities                                            95,315                        86,743

   Stockholders' equity (deficit)-
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 1,365 and
        1,515 shares issued and outstanding in
        1995 and 1994, respectively                                           14                            15
       Series B Convertible Preferred Stock, 1,750 and
        2,000 shares issued and outstanding in
        1995 and 1994, respectively                                           18                            20
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 25,881,854 and 23,778,897 shares
      issued and outstanding in 1995 and 1994,
      respectively                                                       258,819                       237,789
     Capital in excess of par value                                   72,539,534                    64,206,507
     Accumulated deficit                                             (68,104,575)                  (70,853,356)
     Cumulative translation adjustment                                    14,630                       216,647
                                                                     -----------                   -----------
       Total stockholders' equity (deficit)                            4,708,440                    (6,192,378)
                                                                     -----------                   -----------
                                                                     $ 9,185,027                   $ 6,807,564
                                                                     ===========                   ===========

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended                Three Months Ended
                                                           September 30,                     September 30,
                                                        1995             1994             1995           1994
                                                    -----------      -----------      -----------    -----------
NET SALES                                           $ 7,970,001      $ 6,735,181      $ 1,886,135    $ 2,857,449

COST OF GOODS SOLD                                    4,099,040        3,437,705          902,026      1,408,617
                                                    -----------      -----------      -----------    -----------
        Gross profit                                  3,870,961        3,297,476          984,109      1,448,832
                                                    -----------      -----------      -----------    -----------

OPERATING EXPENSES:
    Selling and distribution                          2,283,150        1,539,068          834,687        461,501
    General and administrative                        2,273,295        2,298,058          701,241        724,747
    Research and development                          4,671,182        6,475,016        1,946,097      2,387,594
                                                    -----------      -----------      -----------    -----------
        Total operating expenses                      9,227,627       10,312,142        3,482,025      3,573,842
                                                    -----------      -----------      -----------    -----------

        Loss from operations                         (5,356,666)      (7,014,666)      (2,497,916)    (2,125,010)
                                                    -----------      -----------      -----------    -----------

OTHER INCOME (EXPENSE):
    License fees                                      8,054,883           60,464              -              -
    Interest income                                      99,167           43,341           58,962          6,197
    Interest expense                                   (166,824)      (1,081,971)         (26,074)      (367,903)
    Other, net                                          118,221         (105,515)           5,714        (40,670)
                                                    -----------      -----------      -----------    -----------
                                                      8,105,447       (1,083,681)          38,602       (402,376)
                                                    -----------      -----------      -----------    -----------

        Net income (loss)                           $ 2,748,781      $(8,098,347)     $(2,459,314)   $(2,527,386)
                                                    ===========      ===========      ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE                  $       .11      $      (.36)     $      (.10)   $      (.11)
                                                    ===========      ===========      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           25,326,000       22,231,000       25,726,000     22,294,000
                                                    ===========      ===========      ===========    ===========

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                         1995                1994
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 2,748,781         $(8,098,347)
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities-
    Depreciation and amortization                                        385,433             847,106
    Provision for doubtful accounts                                       51,866              22,168
    Provision (benefit) for returns and allowances                        (2,012)            341,991

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable                                             (196,914)             90,103
        Inventories                                                     (175,516)            791,565
        Prepaid expenses                                                  25,004             191,084
        Other assets                                                    (129,246)            (73,927)

      Increase (decrease) in:
        Accounts payable                                              (1,321,731)          2,797,264
        Accrued expenses                                                  94,028            (492,981)
        Deferred revenue                                                (138,733)           (387,993)
        Estimated liability for returns
         and allowances                                                  (21,135)           (195,300)
                                                                     -----------         -----------
        Net cash provided by (used for) operating activities           1,319,825          (4,167,267)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (52,671)           (150,121)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable and long-term debt                         (91,954)            (37,527)
  Proceeds from issuance of common stock                                  78,147                 -
  Proceeds from exercise of options and warrants                       1,382,569              78,800
                                                                     -----------         -----------
    Net cash provided by financing activities                          1,368,762              41,273
                                                                     -----------         -----------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                         1995                1994
                                                                     -----------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (173,266)            122,269
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 2,462,650          (5,053,846)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                    689,749           5,280,829
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS,
  end of period                                                      $ 3,152,399         $   226,983
                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                                   $    24,615         $   556,197
                                                                     ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         During the nine months ended September 30, 1995, the Company issued 1,695,232 shares of Common Stock in payment of long-term debt and accrued interest totaling $6,339,409.

         During the nine months ended September 30, 1995, the Company issued 95,000 shares of Common Stock in payment of legal fees totaling $562,500. During the nine months ended September 30, 1994, the Company issued 5,008 shares of Common Stock in payment of consulting fees totaling $27,000.

         As of September 30, 1995, dividends on the Series A Preferred Stock of $95,315 ($8,572 relating to the nine months ended September 30, 1995) have been earned but have not been declared and are included in other long-term liabilities in the September 30, 1995 condensed consolidated balance sheet.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         In May 1995, the Company entered into an exclusive worldwide, except for South Africa, license and supply agreement with American Home Product Corporation (AHP) under which the Wyeth-Ayerst division of AHP will market Crinone(Trademark). Under the terms of the agreement, the Company received a $6 million upfront payment and will receive milestone payments and a significant percentage of sales. A $2 million milestone payment was received in June 1995, when Crinone was approved as a drug in the U.K. As a result, cash and cash equivalents increased from approximately $690,000 at December 31, 1994 to approximately $3 million at September 30, 1995.

         During 1995, the Company repaid $6,339,409 of long-term debt and accrued interest through the issuance of 1,695,232 shares of the Company's Common Stock.

         The Company is currently in discussions with several pharmaceutical companies regarding potential product development agreements, in which the cost of development would be borne by the strategic alliance partner. The Company expects to receive both upfront payments and ongoing royalties upon consummation of any such agreements.

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

         In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, of which $1.1 million was paid in December 1993 and the remaining $900,000 was paid in February 1994. The potential product was recently granted a Clinical Trials Exemption (CTX) in the U.K. and clinical trials in humans are now underway.

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

         As a result, the Company recently introduced New Advanced Formula Legatrin PM. Legatrin PM(Trademark), which does not contain quinine sulfate, provides relief of occasional pain and sleeplessness associated with minor muscle aches such as leg cramps; however, it is not known at this time whether consumers will find Legatrin PM as effective as Legatrin. Sales of Legatrin and gross profit derived from sales of Legatrin approximated $4 million and $3 million, respectively, for each of the three years ended December 31, 1994. Sales of Legatrin represented approximately 49%, 48% and 47% of the Company's net sales in 1994, 1993 and 1992, respectively. There can be no assurance as to what future sales of Legatrin PM will be.

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

         As of September 30, 1995, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $18 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Material expenditures anticipated by the Company in the near future are concentrated on production commitments related to Replens and Crinone and research and development related to new products. The Company has committed to spend an aggregate of approximately $850,000 on additional molding capacity at its suppliers during 1995 and 1996.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994

         Sales have increased in 1995 as compared to 1994 primarily as a result of Advantage 24(Trademark) now being available on drug store shelves throughout the U.S., renewed sales activity from the Company's OTC segment, including the introduction of Legatrin PM, as well as revenue from a research agreement which began in late 1994. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

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

         As a result, the net income for 1995 was $2,748,781 or $.11 per share as compared to a net loss in 1994 of $(8,098,347) or $(.36) per common share.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1994

         Sales have decreased in 1995 as compared to 1994 primarily as a result of the decrease of shipments of product to the strategic alliance partners. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

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

         As a result, the net loss for 1995 was $(2,459,314) or $(.10) per share as compared to a net loss in 1994 of $(2,527,386) or $(.11) per common share.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of November 10, 1995, dividends on the Series A Preferred Stock of $96,542 have been earned but have not been declared.

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

                                              COLUMBIA LABORATORIES, INC.

                                              /s/ MARGARET J. ROELL
                                              ---------------------------
                                              MARGARET J. ROELL, Vice President-
                                              Finance and Administration,
                                              Chief Financial Officer

DATE:      NOVEMBER 10, 1995