Form 10-K
period 1995-12-31
COLUMBIA LABORATORIES INC
filed 1996-03-27
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of March 15, 1996:
$294,753,068

         Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 15, 1996: 27,704,873

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

PRODUCTS

         REPLENS\registered trademark\. In November 1989, the Company introduced Replens, the first product utilizing the Bioadhesive Delivery System, in the United States. Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. The Company introduced Replens in England and Ireland in December 1990. The Company's original commercialization strategy was to market Replens through its own sales force.

         In 1991, in an attempt to gain mass marketing power and access to worldwide markets quickly, the Company developed and executed an alternative marketing strategy. The Company has entered into strategic alliance agreements for the marketing and distribution of Replens with: (i) Warner-Lambert Company under which Warner-Lambert Company markets Replens in the United States; (ii) a subsidiary of Johnson and Johnson under which that subsidiary markets Replens in Italy; (iii) Roussel-UCLAF under which Roussel markets Replens in France, certain French overseas territories and Greece; (iv) Nippon Sanofi K.K. (formerly Sterling-Winthrop Inc.) under which Sanofi markets Replens in South America, Central America and Australia and will market Replens in Portugal; (v) Teva Pharmaceutical under which Teva will market Replens in Israel; (vi) Logos Pharmaceuticals

(Pty) Limited under which Logos markets Replens in South Africa and the sixteen countries of sub-Saharan Africa; (vii) LASA SA under which LASA SA markets Replens in Spain; (viii) Unipath Ltd. under which Unipath markets Replens in the United Kingdom; (ix) Roberts Pharmaceutical Corporation under which Roberts markets Replens in Canada; (x) Vifor SA under which Vifor will market Replens in Switzerland and Liechtenstein and (xi) Hermes H/F under which Hermes markets Replens in Iceland.

         As a result of having marketed Replens in the United States and England, which demonstrated the market for Replens, the Company has been able to negotiate agreements with its strategic alliance partners pursuant to which the Company manufactures Replens and in return receives as revenue approximately 24% to 30% of its partners' selling price of the product. These companies are responsible for all marketing and distribution costs of Replens in their territories. There can be no assurance that any of the companies with whom the Company has entered into these agreements will aggressively or successfully market the product. Prior to entering into these strategic alliance agreements, the Company lost money on Replens as a result of the significant amounts the Company was required to spend on product promotion. As part of these agreements, certain of the strategic alliance partners have the right of first option or right of first refusal, in the applicable countries, to license future gynecological products developed by the Company.

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

         While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate license, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence.

         ADVANTAGE 24\registered trademark\. During 1993, Advantage 24, the Company's 24 hour sustained release contraceptive gel, was qualified to be sold in the United States, under the existing FDA monograph for nonoxynol-9 spermicidal products. In September 1994, the Company entered into a license and distribution agreement with Lake Pharmaceutical, Inc. under which Lake markets Advantage 24 in the United States. Roberts will market Advantage 24 in Canada.

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

         Additionally, the United Nations Global Program on AIDS (formerly known as the World Health Organization Global Program on AIDS) has completed a 600 women safety study on Advantage 24. Analysis of the data generated indicates that Advantage 24, as used in the study, was free of any serious side effects. In addition, Advantage 24 was shown to be safer than any other nonoxynol-9 product studied. Studies to determine the efficacy of Advantage 24 in preventing the heterosexual transmission of HIV and other STD's have recently begun in a National Institutes of Health sponsored study in Kenya. Additional U.N. studies are scheduled to begin shortly in Thailand, India and the Ivory Coast.

         CRINONE\trademark\ TVG. The Company's first prescription drug is a sustained release, vaginally delivered, natural progesterone product. Crinone TVG utilizes the Company's patented Bioadhesive Delivery System which enables the progesterone to achieve a "First Uterine Pass Effect"\copyright\. Progesterone is preferentially delivered to the uterus and high systemic concentrations are avoided. This allows the therapeutic effects of progesterone to be maximized while side effects are minimized.

         Crinone TVG has been approved in the U.K. and Finland for the prevention of hyperplasia and endometrial cancer in postmenopausal women receiving Hormone Replacement Therapy ("HRT"), for use in IN VITRO fertilization procedures, to help reduce the symptoms of Premenstrual Syndrome ("PMS"), for menstrual irregularities, dysmenorrhea, dysfunctional uterine bleeding, and for infertility due to inadequate progesterone production. In France, Crinone TVG has been approved for use in IN VITRO fertilization procedures. Additional indications in France are anticipated during 1996.

         The Company has also submitted registration files covering Crinone TVG to other European regulatory authorities. Additional country approvals are expected during 1996. The Company anticipates filing a New Drug Application
(NDA) in the United States in mid 1996.

         During 1993, the Logos Replens Agreement was amended such that Logos will also be the exclusive distributor of Crinone TVG in South Africa and the sixteen countries of sub-Saharan Africa. As part of the agreement, the Company received upfront licensing fees and expects to receive ongoing revenue from manufacturing and product sales.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, the Company has received $9.5 million in milestone payments to date and will continue to receive additional milestone payments and a significant percentage of sales.

         OTHER PRODUCTS. The Company also markets Advanced Formula Legatrin PM\registered trademark\, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Vaporizer in a bottle\registered trademark\, a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb\registered trademark\, a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System.

RESEARCH AND DEVELOPMENT

         The Company expended $7,812,488 in 1995, $8,976,047 in 1994 and
$5,290,912 in 1993, on research and development activities. The increase in expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone TVG and Advantage 24 products. These studies are coordinated from the Company's New York and Paris offices.

         SPC3 (SYNTHETIC POLYMERIC CONSTRUCTION #3). In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, of which $1.1 million was paid in December 1993 and the remaining $900,000 was paid in February 1994. The potential product has been granted a Clinical Trials Exemption ("CTX") in the United Kingdom and clinical trials in humans are now underway. In addition, an Investigational New Drug application to start U.S. clinical trials has been approved. The purpose of these trials is to determine the optimal dosage of SPC3 in late stage seropositive patients.

         The option, which must be exercised upon the occurrence of certain events, expires in December 1998. Upon exercise of the option, the Company will be required to pay an additional $5 million. If the Company does not exercise its option upon the occurrence of certain events, the Company's rights to the option are terminated.

         The synthetic molecule, which could prove to be a breakthrough in the treatment of AIDS, is a multibranched peptide, a type of protein, which blocks entrance of the HIV (AIDS) virus into susceptible human cells and prevents syncytia formation. Syncytia formation fuses lymphocytes (white cells) together with the infected cells causing the death of large numbers of uninfected lymphocytes. SPC3 protects the human cells including CD4+ lymphocytes, macrophages and CD4- negative cells by obstructing entry of the HIV virus. In-vitro studies have demonstrated that SPC3 effectively blocks entrance of all strains of the virus into human cells, unlike previously tested antiviral agents and vaccines that are strain specific. The relative specificity of the SPC3 peptide for its receptor ensures that it is free of the significant side effects associated with the reverse transcriptuse and protease inhibitors used in current treatments.

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

         The basic patent that covers the Bioadhesive Delivery System was issued in the United States in 1986 and by the European Patent Office in 1992. Corresponding patents have also been issued in Canada and Australia. A corresponding application is currently pending in Japan. The Company is continuing to develop the core Bioadhesive Delivery System and has filed patent applications covering tissue moisturization, vaginal moisturization, progesterone delivery and use of nonoxynol-9 in an anti-sexually transmitted disease formulation. These applications are currently pending in the U.S. Patent and Trademark Office, the European Patent Office, and elsewhere, worldwide. While patent applications do not ensure the ultimate issuance of a patent, it is the Company's belief that patents based on these applications will issue.

         In addition to the patents discussed above, the Company has two additional patents that cover ophthalmic treatment products. These two patents also underlie an agreement to share technology with InSite Vision Incorporated ("Insite"). Under this agreement, the Company obtained from Insite the worldwide rights to market ophthalmic veterinary products which utilize Insite's sustained release gel technology. In addition, the Company obtained the right to market, in all parts of the world except North America and portions of Asia, ophthalmic over-the-counter drugs which utilize Insite's sustained release gel technology. In exchange, Insite obtained from the Company the worldwide rights to market prescription ophthalmic products which utilize the Company's Bioadhesive Delivery System. In addition, InSite obtained the right to market, in North America and portions of Asia, ophthalmic over-the-counter drugs which utilize the Company's Bioadhesive Delivery System.

         Because the Company operates on a worldwide basis, the Company seeks worldwide patent protection for its technology and products. While having patent protection cannot ensure that no competitors will emerge, this is a fundamental step in protecting the technologies of the Company.

         The Company has filed "Replens", "Advantage 24" and "Crinone" as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks. The Company believes these marks will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks.

         The Company also relies on confidentiality and nondisclosure agreements. There can be no assurance that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

MANUFACTURING

         During 1991, the Company introduced a new, more efficient and less expensive manufacturing and packaging process for the production of Replens and its future women's health care products. The process, called "form, fill and seal," is a single step process whereby the redesigned applicator is created, filled and sealed in one process. Replens is currently being manufactured and packaged, utilizing the process developed by the Company, by third-party manufacturers in Europe. In 1991, the Company placed orders for approximately $2.7 million of manufacturing equipment. As of December 31, 1995 and 1994, $945,000 of this equipment was completed and is included in machinery and equipment in the accompanying consolidated balance sheet. Deposits on manufacturing equipment totaling approximately $1 million are included in other assets in the December 31, 1995 and 1994 consolidated balance sheets. Due to production delays, the Company does not expect to take delivery of this equipment until 1996 or 1997.

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

OVER-THE-COUNTER DRUGS

         GENERAL. The Company currently markets three over-the-counter drugs:
Advanced Formula Legatrin PM, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Diasorb, a pediatric antidiarrheal product; and Vaporizer in a bottle, a portable cough suppressant. These over-the-counter drugs are manufactured by third-party manufacturers. All of the raw materials used by the Company for its over-the-counter drugs are available from several sources.

         The over-the-counter drugs are sold to drug wholesalers and chain drug stores. The Company utilizes approximately 20 drug manufacturers' representative firms to make calls on the Company's trade customers. The manufacturers' representatives receive commissions based on sales made within their respective territories. The Company supports the activities of the manufacturers' representatives by advertising in medical and consumer publications, direct mailings and convention participation.

         LEGATRIN. In February 1989, the Company acquired from Scholl, Inc., a subsidiary of Schering-Plough Corporation, the North American rights to the product Legatrin and the related trademark, for $300,000 and the assumption of certain liabilities approximating $41,000. The FDA, in 1988, initiated a review to determine whether drugs containing quinine sulfate for night leg cramps, an ingredient in Legatrin, should remain on the market. The FDA issued a final monograph, which became effective on February 22, 1995, restricting manufacturer's from selling over-the-counter quinine sulfate based-products for the relief of night leg cramps. As a result, in February 1995 introduced Advanced Formula Legatrin PM.

SALES

         The following tables sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 15% or more of consolidated net sales in any of the three years ended December 31, 1995.

                                   1995             1994              1993
                                   ----             ----              ----
          Replens                   30%              39%               42%
          Legatrin PM/Legatrin      52               49                48
          Other products            18               12                10
                                   ---              ---               ---
                                   100%             100%              100%
                                   ===              ===               ===

The Company anticipates the percentage of sales attributable to Legatrin PM and the other products to decrease in future years as additional products utilizing the Bioadhesive Delivery System are introduced. Warner-Lambert accounted for approximately 21%, 27% and 29% of 1995, 1994 and 1993 consolidated net sales, respectively. A retail customer accounted for approximately 16%, 14% and 11% of 1995, 1994 and 1993 consolidated net sales, respectively.

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

         Although the Company is not aware of any product incorporating rate-controlled technology with respect to vaginal lubrication, the Company believes that Replens competes in the same markets as K-Y Jelly\registered trademark\ and Gyne-Moisturin\registered trademark\, vaginal lubricants marketed by Johnson & Johnson Products, Inc. and Schering-Plough Corporation, respectively. The Company also believes that Advantage 24, Legatrin PM and Diasorb compete against numerous products in their respective categories and that Vaporizer in a bottle\registered trademark\ competes against Vicks Vaporsteam, a product distributed by Richardson-Vicks, Inc.

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

PRODUCT LIABILITY

          The Company may be exposed to product liability claims by consumers. Although the Company presently maintains product liability insurance coverage in the amount of $15 million, there can be no assurance that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a materially adverse effect on the Company.

EMPLOYEES

          As of February 15, 1996, the Company had 29 employees, 5 in management, 4 in marketing positions, 9 in research and development administration and 11 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

         The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive
Compensation--Employment Agreements."

ITEM 2. PROPERTIES

          As of February 15, 1996, the Company leases the following properties:

                                                                                                       ANNUAL
    LOCATION                     USE                   SQUARE FEET           EXPIRATION                 RENT
    --------                     ---                   -----------           ----------                 ----
Miami, FL                  Corporate office              3,900             September 1998            $  88,000
Paris, France              Research admin office         8,000             August 1998                 280,000
Paris, France              Business residence            2,000             June 2001                    70,000
New York, NY               Residential office            1,000             April 1998                   44,000

ITEM 3. LEGAL PROCEEDINGS

         Certain law suits have been filed against the Company with respect to product liability. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

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

                                               HIGH              LOW
                                               ----              ---
FISCAL YEAR ENDED DECEMBER 31, 1994

         First Quarter                         $6.75            $4.25
         Second Quarter                         6.00             4.25
         Third Quarter                          4.94             4.00
         Fourth Quarter                         5.38             4.00

FISCAL YEAR ENDED DECEMBER 31, 1995

         First Quarter                         $5.63            $4.06
         Second Quarter                         8.50             4.00
         Third Quarter                          9.88             6.63
         Fourth Quarter                         9.50             6.25

         At February 15, 1996, there were 561 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 6,000 beneficial owners, 6 shareholders of record of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") and 4 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock").

         The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly. As of December 31, 1995, dividends of $98,079 have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheet. Upon conversion of any shares of Series A Preferred Stock, the Company is obligated to issue additional shares of Common Stock having a market value equal to accrued but unpaid dividends on the Series A Preferred Stock at the time of conversion.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data of the Company for the five years ended December 31, 1995 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."


                                        1995         1994       1993         1992      1991
                                        ----         ----       ----         ----      ----
STATEMENT OF OPERATIONS DATA:

NET SALES                              $9,905       $8,769      $8,150      $9,173    $10,675
NET INCOME (LOSS)                        (959)     (12,994)    (10,453)     (8,536)   (14,548)
INCOME (LOSS) PER COMMON SHARE          (0.04)       (0.58)      (0.49)      (0.51)     (1.17)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING         25,487       22,530      21,380      16,880      12,856

BALANCE SHEET DATA:

WORKING CAPITAL (DEFICIENCY)          ($1,968)     ($3,858)     $2,888     ($4,443)     $1,542
TOTAL ASSETS                            7,687        6,808      13,870       9,833      14,488
LONG-TERM DEBT                          -            6,218       5,474          58       1,692
STOCKHOLDERS' EQUITY (DEFICIT)          1,556       (6,192)      1,475      (6,991)       (720)

Note: In March 1996, the Company completed a private placement of 1,358,000 shares of Common Stock raising net proceeds of approximately $12 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased from approximately $690,000 at December 31, 1994 to approximately $1.6 million at December 31, 1995, primarily as a result of approximately $522,000 used for operating activities offset by approximately $1.9 million received from the exercise of options and warrants.

          In March 1996, the Company completed a private placement of 1,358,000 shares of Common Stock raising net proceeds of approximately $12 million.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, as of March 15, 1996, the Company has received $9.5 million in milestone payments and will continue to receive additional milestone payments and a significant percentage of sales, which sales are expected to commence during 1996.

          During 1994, the Company repaid $1,027,985 of long-term debt and accrued interest through the issuance of 293,710 shares of Common Stock. In addition, during 1995, the Company repaid an additional $4,787,069 of long-term debt and accrued interest through the issuance of 1,273,905 shares of Common Stock.

          In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, of which $1.1 million was paid in December 1993 and the remaining $900,000 was paid in February 1994. The potential product has been granted a Clinical Trials Exemption ("CTX") in the United Kingdom and clinical trials in humans are now underway. In addition, an Investigational New Drug Application to start U.S. clinical trials has been approved. The purpose of these trials is to determine the optimal dosage in late stage seropositive patients.

          The option, which must be exercised upon the occurrence of certain events, expires in December 1998. Upon exercise of the option, the Company will be required to pay an additional $5 million. If the Company does not exercise its option upon the occurrence of certain events, the Company's rights to the option are terminated.

         The FDA, in 1988, initiated a review to determine whether drugs containing quinine sulfate for night leg cramps, an ingredient in Legatrin, should remain on the market. The FDA issued a final monograph, which became effective on February 22, 1995, restricting manufacturer's from selling over-the-counter quinine sulfate based-products for the relief of night leg cramps. As a result, the Company introduced Advanced Formula Legatrin PM. Legatrin PM provides relief of occasional pain and sleeplessness associated with minor muscle aches such as leg cramps. Sales of Legatrin and gross profit derived from sales of Legatrin approximated $4 million and $3 million, respectively, for each of the two years ended December 31, 1994. Sales and gross profit derived from sales of Legatrin PM aggregated approximately $5 million and $3.8 million, respectively, for the year ended December 31, 1995. There can be no assurance as to what future sales of Legatrin PM will be.

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

          As of December 31, 1995, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $1.3 million on additional molding capacity at its suppliers during 1996 and 1997.

          As of December 31, 1995, the Company had available net operating loss carryforwards of approximately $39 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 1995, other assets in the accompanying consolidated balance sheet includes a deferred tax asset of approximately $14 million (consisting primarily of a net operating loss carryforward) which has been fully reserved as its ultimate realizability is not assured.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1995 VERSUS DECEMBER 31, 1994 VERSUS DECEMBER 31, 1993

          Sales and gross margin remained relatively constant during 1994 and 1993. Sales have increased in 1995 primarily as a result of Advantage 24 now being available on drug store shelves throughout the U.S., renewed sales activity from the Company's OTC segment, including the introduction of Advanced Formula Legatrin PM, as well as revenue from a research agreement which began in late 1994. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate licenses, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

          Selling and distribution expenses increased in 1995 as a result of the costs associated with the introduction of Legatrin PM. The Company's strategic alliance partners are responsible for all marketing and distribution costs of Replens and Advantage 24 in their territories. There can be no assurance that any of the companies with whom the Company has entered into these agreements will aggressively or successfully market the products.

          General and administrative expenses have decreased as a result of cost control programs implemented by the Company.

          Research and development expenditures have decreased as a result of the completion of a majority of the clinical studies related to Crinone and Advantage 24.

          Lease termination cost represents expenses incurred in relocating the Company's corporate headquarters to a smaller premise and in closing the Company's laboratory facility in Madison, Wisconsin. Of the total, $1.2 million was paid through the issuance of 239,238 shares of Common Stock.

         License fees, net includes $8 million received as upfront and milestone payments in connection with the licensing agreement with AHP.

          The increase in interest expense in 1994 was primarily the result of the interest on the 1993 Notes and the Warrants. A majority of the 1993 Notes were repaid in late 1994 and early 1995 through the issuance of Common Stock.

          The purchase of an option represents the cost to obtain an exclusive license to the North and South American rights to a potential AIDS treatment.

          As a result, the net loss for 1995 was $959,472 or $.04 per share as compared to net losses in 1994 of $12,993,889 or $.58 per share and $10,452,983 or $.49 per share in 1993.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The executive officers and directors of the Company as of February 15, 1996 are as follows:

         NAME                  AGE                         POSITION
         ----                  ---                         --------
William J. Bologna             53        Chairman of the Board

Nicholas A. Buoniconti         55        Vice Chairman of the Board and Chief Operating Officer

Norman M. Meier                56        President, Chief Executive Officer and Director

Margaret J. Roell              36        Vice President--Finance and Administration, Chief
                                         Financial Officer, Secretary and Treasurer

Dominique de Ziegler, MD       48        Vice President--Pharmaceutical Development

Irwin L. Kellner               57        Director

John E. A. Kidd                51        Director

Lila E. Nachtigall, M.D.       62        Director

         WILLIAM J. BOLOGNA has been a director of the Company since inception and was elected Chairman of the Company's Board of Directors in January 1992. From December 1988 to January 1992, Mr. Bologna served as Vice Chairman of the Company's Board of Directors. In addition, since 1980, he has been Chairman of Bologna & Hackett ("B&H"), an advertising agency specializing in pharmaceutical products which has in the past performed services for various international pharmaceutical companies. B&H ceased operations in May 1991. Prior to 1980, Mr. Bologna was employed by William Douglas McAdams, Inc., a company engaged in the marketing of pharmaceuticals, in a variety of positions, including Senior Vice President. In 1965, Mr. Bologna received his B.S. in Pharmacy from Fordham University. He received an MBA in Finance from Fordham University in 1971.

         NICHOLAS A. BUONICONTI has been a director of the Company since June 1991 and was elected Vice Chairman and Chief Operating Officer of the Company in April 1992. Mr. Buoniconti, an attorney, is a member of the Massachusetts and Florida Bar. From January 1990 to April 1992, he was a member of the law firm of Nicholas A. Buoniconti, P.A. He held the position of President and Chief Operating Officer of UST, a Fortune 500 company, from May 1987 to December 1989. From 1985 to 1987, Mr. Buoniconti served as President and Chief Operating Officer of U.S. Tobacco (which changed its name to UST), as well as serving on the Board of Directors from 1978 to 1989. He has served as a member of the Board of Directors of the Miami Project to Cure Paralysis, and is heavily involved in the fund-raising efforts for the Project through the Marc Buoniconti Fund, named for his son. Mr. Buoniconti is a former All-Pro linebacker for the Miami Dolphins. Since 1978, he has co-hosted "Inside the NFL" on the Home Box Office cable network. Mr. Buoniconti is also a director of American Bankers Insurance Co., Innkeepers USA and The Sports Authority.

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

         DOMINIQUE DE ZIEGLER, M.D. has been Vice President--Pharmaceutical Development of the Company since January 1996. Dr. de Ziegler has been employed by the Company since April 1992 as Director of Research Development. In addition, from 1988 through 1991, Dr. de Ziegler was an Associate Professor at the Department of Obstetrics and Gynecology, Hospital A. Beclere in Clamart, France. In 1990, Dr. de Ziegler became a Dipolmat of the American Board of Obstetrics and Gynecology, Reproductive Endocrinology and Infertility. Dr. de Ziegler is a member of the American Fertility Society, the American Society for Reproductive Endocrinogolists, The American Endocrine Society, the Society of Gynecologic Investigation and the Association Francaise poour l'Etude de la Menopause. Dr. de Zeigler has also been a journal editor and an "ad hoc" reviewer for Fertility Sterility, Human Reproduction, The Journal of In Vitro Fertilization and Embryo Transfer, Contraception Fertilite Sexualite and Reproduction Humaine et Hormone.

         IRWIN L. KELLNER has been a director of the Company since May 1988. Dr. Kellner is the Chief Economist for the Chase Regional Bank, a subsidiary of the Chase Manhattan Bank, formed by the merger of the Chase Manhattan Bank with the Chemical Bank in April 1996. In turn, Chemical merged with Manufacturers
Hanover ("MHT") in January 1992. Dr. Kellner has been employed by the Bank since 1970. From 1991 to 1996, Dr. Kellner was the Chief Economist for the Chemical Bank, while from 1980 to 1991, Dr. Kellner was the Chief Economist for MHT. Dr. Kellner, a past president of the Forecasters Club of New York and the New York Association of Business Economists, holds membership, and has held a variety of posts, in several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists. Dr. Kellner is also a governor of the Money Marketeers. His other board memberships include the Juvenile Diabetes Foundation, the Children's AIDS Network, North Shore University Hospital, the Don Monti Memorial Research Foundation and Touro College's Barry Z. Levine School of Health Sciences.

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

         During 1995, Messers. Bologna, Buoniconti and Meier and Ms. Roell each had one late filing of a Form 4.

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

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                     ------------
                                                                      SECURITIES
                                                                      UNDERLYING
NAME AND PRINCIPAL POSITION                   YEAR        SALARY      OPTIONS (1)
---------------------------                   ----        ------     ------------
Norman M. Meier                               1995       $218,000         50,000
 President and Chief                          1994        180,000        470,000
 Executive Officer                            1993        180,000        200,000

William J. Bologna                            1995        218,000         50,000
 Chairman of the Board                        1994        180,000        470,000
                                              1993        180,000        200,000

Nicholas A. Buoniconti                        1995        167,500         50,000
 Vice Chairman and                            1994        135,000        910,000
 Chief Operating Officer                      1993        135,000        200,000

Margaret J. Roell                             1995        120,000         15,000
 Vice President -                             1994        120,000           --
 Finance & Administration                     1993        120,000         20,000
 Chief Financial Officer

(1) The options granted in 1993 to Messrs. Meier, Bologna and Buoniconti were canceled in 1994.


                            OPTION GRANTS DURING 1995

                          NUMBER OF     % OF TOTAL
                         SECURITIES       OPTIONS                              GRANT
                         UNDERLYING     GRANTED TO   EXERCISE                  DATE
                          OPTIONS        EMPLOYEES    PRICE     EXPIRATION    PRESENT
NAME                      GRANTED         IN 1995     ($/SH)       DATE      VALUE (1)
----                    ------------    ----------   --------   ----------   ---------
Norman M. Meier            50,000           16%        $7.25     7/20/2005   $272,500

William J. Bologna         50,000           16%         7.25     7/20/2005    272,500

Nicholas A. Buoniconti     50,000           16%         7.25     7/20/2005    272,500

Margaret J. Roell          15,000            5%         7.25     7/20/2005     81,750

(1) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price of $7.25, equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of ten years, (iii) an interest rate of 6.28% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term,
     (iv) volatility of 59.214% calculated using daily stock prices for the one-year period prior to the grant date and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

    AGGREGATED OPTION EXERCISES DURING 1995 AND FISCAL YEAR END OPTION VALUES

                                                         NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                               OPTIONS AT               OPTIONS AT
                    SHARES ACQUIRED        VALUE           DECEMBER 31, 1995         DECEMBER 31, 1995
NAME                  ON EXERCISE        REALIZED     EXERCISABLE UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                  -----------        --------     ----------- -------------  -----------  -------------
Norman M. Meier            -             $   -          470,000      50,000      $1,968,125      $65,625

William J. Bologna         -                 -          470,000      50,000       1,968,125       65,625

Nicholas A. Buoniconti     -                 -          910,000      50,000       3,810,625       65,625

Margaret J. Roell          -                 -          100,000      35,000         325,000       80,938

EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into five-year employment agreements with each of William J. Bologna and Norman M. Meier, to serve as Chairman and President of the Company, respectively. Pursuant to their respective employment agreements, each such employee is entitled to a base salary of $250,000. In addition, each such employee was granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $7.25. Pursuant to the terms of such agreements, each employee has agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company.

         In April 1992, the Company entered into a five-year employment agreement with Nicholas A. Buoniconti, to serve as Vice Chairman and Chief Operating Officer of the Company. Pursuant to this agreement, Mr. Buoniconti is paid an annual salary of $135,000. As additional compensation, Mr. Buoniconti was granted options to purchase 250,000 and 400,000 shares of the Company's Common Stock at exercise prices of $8.00 and $4.88 per share, respectively, which options vest over five years. Pursuant to the terms of such agreement, Mr. Buoniconti agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. During 1994, in connection with Mr. Buoniconti investing $200,000 into the Company, the exercise price of the options was reduced to $4.375. As of July 1, 1995, Mr. Buoniconti's annual salary was increased to $200,000.

         In July 1995, the Company entered into a three-year employment agreement with Dominique de Ziegler, to serve as director of research development. Pursuant to this agreement, Dr. de Ziegler is paid an annual salary of $203,500. As additional compensation, Dr. de Ziegler was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise prices of $7.25 per share. Pursuant to the terms of such agreement, Dr. de Ziegler agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company.

         The exercise price of all of the options granted pursuant to the aforementioned employment agreements are based on the closing price of the Company's Common Stock on the American Stock Exchange on the day prior to grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 15, 1996, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

              NAME OF                                         SHARES, NATURE OF INTEREST
         BENEFICIAL OWNER                               AND PERCENTAGE OF EQUITY SECURITIES(1)
         ----------------                               --------------------------------------
Norman M. Meier (3)                                        1,295,800               4.9%
William J. Bologna (2)                                     2,378,632               8.9%
Nicholas A. Buoniconti (3)                                   990,000               3.6%
Irwin L. Kellner (3)                                          89,500                *
John E. A. Kidd (3)                                          135,936                *
Lila E. Nachtigall (3)                                        32,000                *
Margaret J. Roell (3)                                        100,200                *
Dominique de Ziegler (3)                                      25,000                *
Officers and directors as a group (8 people)               5,047,068              17.7%

 *   Represents less than 1 percent.

(1) Includes shares issuable upon exercise of both options and warrants which are currently exercisable or which may be acquired within 60 days and shares issuable upon conversion of the Series A and Series B Preferred Stock (12.36 for the Series A Preferred Stock and 20.57 for the Series B Preferred Stock).

(2) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock. Includes 470,000 shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days. Includes 98,062 shares beneficially owned by Mr. Bologna's spouse.

(3) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 470,000 with respect to Mr. Meier, 910,000 with respect to Mr. Buoniconti, 50,000 shares with respect to Dr. Kellner, 85,936 shares with respect to Mr. Kidd, 32,000 shares with respect to Dr. Nachtigall, 100,000 shares with respect to Ms. Roell and 25,000 shares with respect to Dr. de Ziegler.

         As of February 15, 1996, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                                 NUMBER OF SHARES
         NAME AND ADDRESS       BENEFICIALLY OWNED          PERCENT OF CLASS
         ----------------       ------------------          ----------------
Strome Susskind Investment
  Management, L.P. (1)
100 Wilshire Blvd.
Santa Monica, CA                     2,396,400                     9.1%

(1)  Based on information included on Schedule 13G dated February 13, 1996.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

EXHIBITS
3.1      --    Restated Certificate of Incorporation of the Company, as amended(2)
3.2      --    By-laws of Company(1)
10.1     --    Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier
10.2     --    Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna
10.3     --    1988 Stock Option Plan, as amended, of the Company(7)
10.4     --    Joint Venture Agreement for Replens-Sweden  dated June 20, 1990, between Columbia Ireland, Sovro
               KB and Columbia Linc Sweden AB(3)
10.5     --    Licensing and Distribution Agreement dated January 15, 1991, between the Company and Janssen
               Pharmaceutica, N.V.(4)
10.6     --    License Agreement dated March 20, 1991, between the Company and Sterling Drug, Inc.(3)
10.7     --    Agreement for Replens-Italy  dated as of February 19, 1991, between Janssen  Farmaceutica S.p.A and Columbia Laboratories (Ireland) Limited(4)
10.8     --    Distribution Agreement between Columbia Laboratories (Ireland) Limited and Roussel UCLAF(4)
10.9     --    Joint Venture  Agreement for Replens-Spain dated as of July 23, 1991, between the Company and
               Sterling Drug Inc.(4)
10.10    --    License and Supply Agreement between Warner-Lambert Company and the Company dated December 5,
               1991(5)
10.11    --    Asset Purchase, License and Option Agreement, dated November 22, 1989(2)
10.12    --    Employment Agreement dated as of April 15, 1992, between the Company and Nicholas A.
               Buoniconti(6)
10.13    --    License and Supply Agreement for Crinone between Columbia Laboratories, Inc. (Bermuda) Ltd. and
               American Home Products dated as of May 21, 1995(8)
21       --    Subsidiaries of the Company
23       --    Consent of Independent Certified Public Accountants
27       --    Financial Data Schedule (for SEC use only)

(1)            Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No.
               33-22062-A) declared effective on July 28, 1988.
(2)            Incorporated by reference to the Registrant's Registration statement on Form S-1 (File No.
               33-31962) declared effective on May 14, 1990.
(3)            Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1990.




(4)            Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1991.
(5)            Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2,
               1992.
(6)            Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No.
               33-35723) declared effective on May 28, 1992.
(7)            Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993.
(8)            Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No.
               33-60123) declared effective August 28, 1995.

REPORTS ON FORM 8-K

         None.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets
  As of December 31, 1995 and 1994                                          F-3


Consolidated Statements of Operations
  for the Three Years Ended December 31, 1995                               F-5


Consolidated Statements of Stockholders' Equity (Deficit)
  for the Three Years Ended December 31, 1995                               F-6


Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 1995                               F-8


Notes to Consolidated Financial Statements                                  F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

Miami, Florida,
   February 2, 1996.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                           1995           1994
                                                        ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                             $1,628,952    $  689,749
  Accounts receivable, net of allowance
    for doubtful accounts of $105,437
    and $98,370 in 1995 and 1994, respectively           1,266,964       904,277
  Inventories                                              953,913     1,117,243
  Prepaid expense                                          213,723       125,832
                                                        ----------    ----------
    Total current assets                                 4,063,552     2,837,101
                                                        ----------    ----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                    74,303        15,162
  Machinery and equipment                                1,571,246     1,394,788
  Furniture and fixtures                                   131,670        70,597
                                                        ----------    ----------
                                                         1,777,219     1,480,547
  Less-Accumulated depreciation
    and amortization                                       855,126       564,924
                                                        ----------    ----------
                                                           922,093       915,623
                                                        ----------    ----------

INTANGIBLE ASSETS, net                                   1,563,817     1,786,037

OTHER ASSETS                                             1,137,208     1,268,803
                                                        ----------    ----------
                                                        $7,686,670    $6,807,564
                                                        ==========    ==========

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994

                                   (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               1995            1994
                                                                           ------------    ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                        $    156,751    $       --
  Accounts payable                                                            3,423,339       3,707,966
  Accrued expenses                                                              956,647       1,059,960
  Deferred revenue                                                            1,081,522       1,540,549
  Estimated liability for returns and allowances                                413,899         387,075
                                                                           ------------    ------------
      Total current liabilities                                               6,032,158       6,695,550
                                                                           ------------    ------------

LONG-TERM DEBT, net of current portion                                             --         6,217,649

OTHER LONG-TERM LIABILITIES                                                      98,079          86,743

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
     Series A Convertible Preferred Stock,
      1,323 and 1,515 shares issued and
      outstanding  in 1995 and 1994,  respectively
      (liquidation preference of $132,300 at  December 31, 1995)                     13              15
     Series B Convertible Preferred Stock,
      1,750 and 2,000 shares issued and
      outstanding  in 1995 and 1994,  respectively
      (liquidation preference of $175,000 at  December 31, 1995)                     18              20
  Common stock, $.01 par value; 40,000,000
    shares authorized; 25,982,373 and 23,778,897
    shares issued and outstanding in 1995 and 1994, respectively                259,824         237,789
  Capital in excess of par value                                             73,067,014      64,206,507
  Accumulated deficit                                                       (71,812,828)    (70,853,356)
  Cumulative translation adjustment                                              42,392         216,647
                                                                           ------------    ------------
    Total stockholders' equity (deficit)                                      1,556,433      (6,192,378)
                                                                           ------------    ------------
                                                                           $  7,686,670    $  6,807,564
                                                                           ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                        1995           1994            1993
                                   ------------    ------------    ------------
NET SALES                          $  9,904,633    $  8,769,064    $  8,150,227

COST OF GOODS SOLD                    5,430,458       5,539,424       5,077,816
                                   ------------    ------------    ------------
    Gross profit                      4,474,175       3,229,640       3,072,411
                                   ------------    ------------    ------------

OPERATING EXPENSES:
  Selling and distribution            2,897,312       2,036,353       2,571,164
  General and administrative          2,870,416       2,799,863       3,491,201
  Research and development            7,812,488       8,976,047       5,290,912
  Lease termination cost                   --              --           238,282
                                   ------------    ------------    ------------
    Total operating expenses         13,580,216      13,812,263      11,591,559
                                   ------------    ------------    ------------

    Loss from operations             (9,106,041)    (10,582,623)     (8,519,148)
                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  License fees                        8,054,883         174,741         561,297
  Interest income                       135,799          61,030          89,540
  Interest expense                     (178,592)     (2,479,610)       (431,983)
  Purchase of option                       --              --        (2,000,000)
  Other, net                            134,479        (167,427)       (152,689)
                                   ------------    ------------    ------------
                                      8,146,569      (2,411,266)     (1,933,835)
                                   ------------    ------------    ------------

    Net loss                       $   (959,472)   $(12,993,889)   $(10,452,983)
                                   ============    ============    ============


NET LOSS PER COMMON SHARE          $      (0.04)   $      (0.58)   $      (0.49)
                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          25,487,000      22,530,000      21,380,000
                                   ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                       SERIES A                  SERIES B
                                    PREFERRED STOCK           PREFERRED STOCK             COMMON STOCK
                                ------------------------  ------------------------  -------------------------
                                 NUMBER OF                  NUMBER OF                 NUMBER OF
                                   SHARES      AMOUNT        SHARES      AMOUNT         SHARES      AMOUNT
                                -----------  -----------  ----------- ------------  ------------ ------------
BALANCE, January 1, 1993             2,190          $22       12,750         $127    17,305,419     $173,054
Issuance of common stock            -            -            -            -          3,992,002       39,920
Options exercised                   -            -            -            -            531,568        5,316
Warrants exercised                  -            -            -            -            220,668        2,207
Issuance of warrants                -            -            -            -             -            -
Conversion of preferred stock         (275)          (3)      (5,000)         (50)      106,249        1,062
Accumulated dividends on
  preferred stock                   -            -            -            -             -            -
Translation adjustment              -            -            -            -             -            -
Net loss                            -            -            -            -             -            -
                                -----------  -----------  ----------- ------------  ------------ ------------
BALANCE, December 31, 1993           1,915           19        7,750           77    22,155,906      221,559
Issuance of common stock            -            -            -            -            126,061        1,261
Options exercised                   -            -            -            -             20,000          200
Warrants exercised                  -            -            -            -          1,060,000       10,600
Conversion of debt                  -            -            -            -            293,710        2,937
Conversion of preferred stock        (400)          (4)      (5,750)         (57)       123,220        1,232
Accumulated dividends on
  preferred stock                   -            -            -            -             -            -
Translation adjustment              -            -            -            -             -            -
Net loss                            -            -            -            -             -            -
                                -----------  -----------  ----------- ------------  ------------ ------------
BALANCE, December 31, 1994           1,515           15        2,000           20    23,778,897      237,789

                                 CAPITAL IN                CUMULATIVE
                                 EXCESS OF    ACCUMULATED  TRANSLATION
                                 PAR VALUE     DEFICIT     ADJUSTMENT      TOTAL
                                -----------  ------------  -----------  -------------
BALANCE, January 1, 1993        $39,615,396  $(47,406,484)    $626,799  $ (6,991,086)
Issuance of common stock         16,644,494       -             -         16,684,414
Options exercised                   474,689       -             -            480,005
Warrants exercised                  296,727       -             -            298,934
Issuance of warrants              1,912,500       -             -          1,912,500
Conversion of preferred stock        (1,009)      -             -           -
Accumulated dividends on
  preferred stock                   (16,307)      -             -            (16,307)
Translation adjustment              -             -           (440,589)     (440,589)
Net loss                            -        (10,452,983)       -        (10,452,983)
                                -----------  -----------    ----------   -----------
BALANCE, December 31, 1993       58,926,490  (57,859,467)      186,210     1,474,888
Issuance of common stock            525,739       -             -            527,000
Options exercised                    28,600       -             -             28,800
Warrants exercised                3,714,400       -             -          3,725,000
Conversion of debt                1,025,048       -             -          1,027,985
Conversion of preferred stock        (1,171)      -             -           -
Accumulated dividends on
  preferred stock                   (12,599)      -             -            (12,599)
Translation adjustment              -             -             30,437        30,437
Net loss                            -        (12,993,889)       -        (12,993,889)
                                -----------  -----------    ----------   -----------
BALANCE, December 31, 1994       64,206,507  (70,853,356)      216,647    (6,192,378)

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                   (Continued)

                                       SERIES A                  SERIES B
                                    PREFERRED STOCK           PREFERRED STOCK             COMMON STOCK
                                ------------------------  ------------------------  -------------------------    CAPITAL IN
                                 NUMBER OF                 NUMBER OF                  NUMBER OF                   EXCESS OF
                                  SHARES       AMOUNT        SHARES      AMOUNT        SHARES       AMOUNT        PAR VALUE
                                -----------  -----------  ----------- ------------  ------------ ------------  --------------
BALANCE, January 1, 1995             1,515          $15        2,000          $20    23,778,897     $237,789     $64,206,507
Issuance of common stock            -            -            -            -            112,611        1,127         639,519
Options exercised                   -            -            -            -            161,000        1,610         757,828
Warrants exercised                  -            -            -            -            227,118        2,271       1,152,110
Conversion of debt                  -            -            -            -          1,695,232       16,952       6,322,457
Conversion of preferred stock         (192)          (2)        (250)          (2)        7,515           75             (71)
Accumulated dividends on
  preferred stock                   -            -            -            -             -            -              (11,336)
Translation adjustment              -            -            -            -             -            -              -
Net loss                            -            -            -            -             -            -              -
                                -----------  -----------  ----------- ------------  ------------ ------------  --------------
BALANCE, December 31, 1995           1,323          $13        1,750          $18    25,982,373     $259,824     $73,067,014
                                ===========  ===========  =========== ============  ============ ============  ==============

                                                     CUMULATIVE
                                 ACCUMULATED         TRANSLATION
                                   DEFICIT           ADJUSTMENT         TOTAL
                                -------------     --------------    ------------
BALANCE, January 1, 1995         $(70,853,356)    $     $216,647     $(6,192,378)
Issuance of common stock             -                    -              640,646
Options exercised                    -                    -              759,438
Warrants exercised                   -                    -            1,154,381
Conversion of debt                   -                    -            6,339,409
Conversion of preferred stock        -                    -              -
Accumulated dividends on
  preferred stock                    -                    -              (11,336)
Translation adjustment               -                  (174,255)       (174,255)
Net loss                             (959,472)            -             (959,472)
BALANCE, December 31, 1995      -------------     --------------     -----------
                                 $(71,812,828)           $42,392      $1,556,433
                                =============     ==============     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                   COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                           1995           1994            1993
                                                      -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $   (959,472)   $(12,993,889)   $(10,452,983)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization                        520,066         440,496         496,984
      Provision for (recovery of) doubtful accounts          7,067          (3,030)          4,734
      Provision for returns and allowances                  37,445         168,215         233,969
      Lease termination cost                                  --              --           112,007
      Write-down of property and equipment                    --              --           216,133
      Write-down of inventories                            251,043         888,277         451,460
      Interest expense                                     (19,035)      1,738,635         173,865

  Changes in assets and liabilities-
    (Increase) decrease in:
      Accounts receivable                                 (429,570)         43,773        (469,726)
      Inventories                                          (87,713)        868,688         (31,914)
      Prepaid expenses                                     (54,454)         78,365         (87,374)
      Other assets                                         (74,615)         20,548        (510,804)

    Increase (decrease) in:
      Accounts payable                                     239,589       1,171,080      (1,617,947)
      Accrued expenses                                     215,748        (616,010)      1,579,201
      Deferred revenue                                    (157,410)       (387,993)       (144,738)
      Estimated liability for returns and
        allowances                                         (10,621)        (92,287)       (344,203)
                                                      ------------    ------------    ------------
        Net cash used in operating activities             (521,932)     (8,675,132)    (10,391,336)
                                                      ------------    ------------    ------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                   (Continued)

                                                       1995            1994            1993
                                                   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               $   (309,091)   $   (275,210)   $   (118,023)
  Proceeds from sale of investment                         --              --            25,817
                                                   ------------    ------------    ------------
    Net cash used in investing activities              (309,091)       (275,210)        (92,206)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                 --              --         7,250,000
  Repayments of notes payable and long-term debt        (91,954)        (37,527)       (192,024)
  Repayment of amounts owed to minority
    shareholders of a subsidiary                           --              --        (2,500,000)
  Proceeds from issuance of common stock                 78,146         500,000       9,448,813
  Proceeds from exercise of options and warrants      1,913,819       3,753,800         778,939
                                                   ------------    ------------    ------------
    Net cash provided by financing activities         1,900,011       4,216,273      14,785,728

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (129,785)        142,989         (62,143)
                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      939,203      (4,591,080)      4,240,043

CASH AND CASH EQUIVALENTS,
  beginning of year                                     689,749       5,280,829       1,040,786
                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  end of year                                      $  1,628,952    $    689,749    $  5,280,829
                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                    $    107,132    $    573,338    $     29,857
                                                   ============    ============    ============

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                   (Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH
 OPERATING AND FINANCING ACTIVITIES:

      During 1995 and 1994, the Company repaid $6,339,409 and $1,027,985, respectively, of long-term debt and accrued interest through the issuance of 1,695,232 and 293,710 shares, respectively, of Common Stock.

     In January 1993, the Company completed a private placement of 2.5 million shares of Common Stock, raising net proceeds of approximately $9.5 million. In addition, the Company repaid the amount owed to the minority shareholders of a subsidiary through the payment of $2.5 million in cash and the issuance of 867,579 shares of Common Stock. The Company also repaid $1.6 million of long-term debt through the payment of $100,000 in cash and the issuance of 375,000 shares of Common Stock.

     During 1993, the Company issued 239,238 shares of Common Stock in payment of lease termination costs which totaled $1.2 million. In addition, during 1994 and 1993, the Company issued 5,008 and 10,300 shares of Common Stock, respectively, in payment of consulting fees, which totaled $27,000 and $54,000, respectively. During 1995, the Company issued 95,000 shares of Common Stock in payment of legal fees aggregating $562,500.

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

    ACCOUNTING ESTIMATES-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    ADJUSTMENT OF PRIOR YEARS' FINANCIAL STATEMENTS-

In December 1993, the Company entered into an Option and License Agreement pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. The option cost $2 million, which in accordance with Statement of Financial Accounting Standard ("SFAS") No. 2, should have been expensed when acquired in 1993. As a result, the Company has restated its net loss for 1993 and 1994.

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

    INVENTORIES-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                          DECEMBER 31,
                                                 -------------------------------
                                                    1995                 1994
                                                 ----------           ----------
Finished goods                                   $  831,794           $  260,666
Raw materials                                       122,119              856,577
                                                 ----------           ----------
                                                 $  953,913           $1,117,243
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

    INTANGIBLE ASSETS-

Intangible assets consist of the following:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                     1995               1994
                                                 -----------        -----------
Patents                                          $ 2,600,000        $ 2,600,000
Trademarks                                           341,000            341,000
                                                 -----------        -----------
                                                   2,941,000          2,941,000
Less accumulated amortization                     (1,377,183)        (1,154,963)
                                                 -----------        -----------
                                                 $ 1,563,817        $ 1,786,037
                                                 ===========        ===========

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years.

Following the acquisition of any intangible assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the intangible asset may warrant revision or that the remaining balance of the intangible asset may not be recoverable. When factors indicate that a trademark or patent may be impaired, the Company uses an estimate of the underlying product's undiscounted net income, including amounts to be received over the remaining life of the intangible asset from license fees, royalty income, and related deferred revenues, in measuring whether the intangible asset is recoverable. Unrecoverable amounts are charged to operations.

    INCOME TAXES-

As of December 31, 1995, the Company has U.S. tax net operating loss carryforwards of approximately $39 million which expire through 2010. The Company also has unused tax credits of approximately $782,000 which expire at various dates through 2005. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code.

In February 1992, the Financial Accounting Standards Board issued a new standard on accounting for income taxes ("SFAS No. 109"). The Company adopted the new accounting and disclosure rules as of January 1, 1993. Implementation of SFAS No. 109 had no effect on the Company's reported financial position and net loss. As of December 31, 1995 and 1994, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $14 million (comprised primarily of a net operating loss carryforward) which have been fully reserved for as their ultimate realizability is not assured.

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

(2) STRATEGIC ALLIANCE AGREEMENTS:

The Company has entered into strategic alliance agreements for the marketing and distribution of Replens with: (i) Warner-Lambert Company under which Warner-Lambert Company markets Replens in the United States; (ii) a subsidiary of Johnson and Johnson under which that subsidiary markets Replens in Italy;
(iii) Roussel-UCLAF under which Roussel markets Replens in France, certain French overseas territories and Greece; (iv) Nippon Sanofi K.K. (formerly Sterling-Winthrop, Inc.) under which Sanofi markets Replens in South America, Central America and Australia and will market Replens in Portugal; (v) Teva Pharmaceutical under which Teva will market Replens in Israel; (vi) Logos Pharmaceuticals (Pty) Limited under which Logos markets Replens in South Africa and the sixteen countries of sub-Saharan Africa; (vii) LASA SA under which LASA SA markets Replens in Spain; (viii) Unipath Ltd. under which Unipath markets Replens and Feminesse\trademark\ in the United Kingdom; (ix) Roberts Pharmaceutical Corporation under which Roberts markets Replens in Canada; (x) Vifor SA under which Vifor will market Replens in Switzerland and Liechtenstein and (xi) Hermes H/F under which Hermes markets Replens in Iceland. Pursuant to these agreements, the Company has received advance payments, of which $1,081,522 and $1,540,549, respectively, are reflected as deferred revenue in the accompanying December 31, 1995 and 1994 consolidated balance sheets, respectively. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

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

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, during 1995, the Company received $8 million in milestone payments. An additional $1.5 million milestone payment was received in January 1996. The Company will continue to receive additional milestone payments and a significant percentage of sales.

(3) LONG-TERM DEBT:

Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                --------------------------------
                                                    1995                 1994
                                                -----------          -----------
10% notes payable                               $   156,751          $ 6,217,649

Less - Payments
 due within one year                               (156,751)                --
                                                -----------          -----------
                                                $      --            $ 6,217,649
                                                ===========          ===========

During 1993, the Company issued $7.25 million of unsecured 10% notes payable due on June 30, 1996 ("1993 Notes"). Pursuant to the terms of the 1993 Notes, if the Company or any of its subsidiaries receives upfront license fees for the marketing and distribution of the Company's prescription progesterone product, the Company will use one-third of the net proceeds of such upfront fees to make "pro-rata" prepayments of the notes payable. In connection with the 1993 Notes, the Company issued warrants to purchase 1,212,500 shares of Common Stock at an exercise price of $4.00 per share, which was less than the market value of the Common Stock on the date of grant. The difference, aggregating $1,912,500, was being recorded as additional interest expense over the term of the 1993 Notes. The warrants are exercisable through June 30, 1998.

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

During 1995 and 1994, the Company repaid $6,339,409 and $1,027,985, respectively, of long-term debt and accrued interest through the issuance of 1,695,232 and 293,710 shares, respectively, of Common Stock. As a result of the exercise of the warrants and the repayment of the debt, during 1994, debt discount aggregating $1,738,635 was recorded as additional interest expense.

(4) STOCKHOLDERS' EQUITY (DEFICIT):

     PREFERRED STOCK-

In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly and each share is convertible into 12.36 shares of Common Stock. As of December 31, 1995 and 1994, dividends of $98,079 and $86,743, respectively, have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheets.

In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 20.57 shares of Common Stock.

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

     WARRANTS-

As of December 31, 1995, the Company had warrants outstanding for the purchase of 677,881 shares of Common Stock. Information on outstanding warrants is as follows:

EXERCISE
PRICE
--------
     $4.00                                               125,000
      4.375                                              150,000
      4.81                                                50,000
      4.875                                               57,500
      5.00                                                14,000
      5.25                                                 7,000
      5.31                                               200,000
      5.46                                                60,381
      5.625                                                7,000
      5.875                                                7,000
                                                         -------
                                                         677,881
                                                         =======

All of the warrants, except 30,000 of the $4.875 warrants, were exercisable on December 31, 1995.

 STOCK OPTION PLAN-

All employees, officers, directors and consultants of the Company or any subsidiary are eligible to participate in the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "Plan"). Under the Plan, a total of 5,000,000 shares of Common Stock have been authorized for issuance upon exercise of the options. Information on options are as follows:

                                            NUMBER
                                          OF SHARES     PRICE PER SHARE
                                          ---------     ---------------
Outstanding, January 1, 1994              3,340,572      $1.44 - 16.03
     Granted                              1,925,000       4.38 -  6.13
     Exercised                              (20,000)      1.44
     Canceled                            (1,995,252)      4.34 - 14.58
                                         ----------
Outstanding, December 31, 1994            3,250,320       1.44 - 16.03
     Granted                                321,500       7.25
     Exercised                             (161,000)      4.50 - 5.38
     Canceled                              (260,174)      4.88 - 13.63
                                         ----------
Outstanding, December 31, 1995            3,150,646       1.44 - 16.03
                                         ==========      =============

Options exercisable:
     December 31, 1994                    1,074,320      $1.44 - 16.03
                                         ==========      =============
     December 31, 1995                    2,618,146      $1.44 - 16.03
                                         ==========      =============

(5) COMMITMENTS AND CONTINGENCIES:

    LEASES-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 1995, 1994 and 1993 totaled $365,995, $461,489 and $308,625, respectively. Future minimum lease payments as of December 31, 1995 are as follows:

                 1996                             $  532,279
                 1997                                491,117
                 1998                                354,963
                 1999                                 95,579
                 2000                                 86,010
                 Thereafter                          432,732
                                                  ----------
                                                  $1,992,680
                                                  ==========

     ROYALTIES-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System to an aggregate amount of $7,500,000. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid.

In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb\registered trademark\, a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% of the net sales of Diasorb.

     EMPLOYMENT AGREEMENTS-

The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. The terms of the employment agreements range from one to five years. Future base compensation to be paid under these agreements as of December 31, 1995 are as follows:

                     1996                             $  903,500
                     1997                                761,833
                     1998                                601,750
                     1999                                500,000
                     2000                                500,000
                                                      ----------
                                                      $3,267,083
                                                      ==========

During 1993, the Company's shareholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. As a result of the net losses, no amounts have been awarded to date.

     MANUFACTURING EQUIPMENT-

In 1991, the Company placed orders for approximately $2,700,000 of manufacturing equipment. As of December 31, 1995 and 1994, $945,000 of this equipment was completed and is included in machinery and equipment in the accompanying consolidated balance sheets. Deposits on manufacturing equipment totaling approximately $1 million as of December 31, 1995 and 1994, are included in other assets in the accompanying consolidated balance sheets.

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

(6) OTHER RELATED-PARTY TRANSACTION:

During 1993, the Company loaned two individuals who are officers, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum, are due on or before December 7, 1996. The notes and the related accrued interest, aggregating $230,354 as of December 31, 1995, are included in accounts receivable in the accompanying 1995 consolidated balance sheet. As of December 31, 1994, the aggregate balance of $211,219 is included in other assets in the accompanying 1994 consolidated balance sheet.

(7) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. One customer accounted for approximately 21%, 27% and 29% of 1995, 1994 and 1993 consolidated net sales, respectively. Another customer accounted for approximately 16%, 14% and 11%, respectively, of 1995, 1994 and 1993 consolidated net sales. The following table shows selected information by geographic area:

                                           NET                     LOSS FROM                IDENTIFIABLE
                                          SALES                   OPERATIONS                   ASSETS
                                          -----                   ----------                ------------
As of and for the year
 ended December 31, 1995-

 United States                        $  8,321,578               $ (2,451,702)              $  2,989,278
 Europe                                  1,583,055                 (6,654,339)                 4,697,392
                                      ------------               ------------               ------------
                                      $  9,904,633               $ (9,106,041)              $  7,686,670
                                      ============               ============               ============

As of and for the year
 ended December 31, 1994-

 United States                        $  7,681,985               $ (2,798,773)              $  3,153,159
 Europe                                  1,087,079                 (7,783,850)                 3,654,405
                                      ------------               ------------               ------------
                                      $  8,769,064               $(10,582,623)              $  6,807,564
                                      ============               ============               ============

As of and for the year
 ended December 31, 1993-

 United States                        $  7,009,867               $ (5,144,088)              $ 10,306,454
 Europe                                  1,140,360                 (3,375,060)                 3,563,597
                                      ------------               ------------               ------------
                                      $  8,150,227               $ (8,519,148)              $ 13,870,051
                                      ============               ============               ============


(8) EVENT SUBSEQUENT TO THE DATE OF THE AUDIT REPORT:

In March 1996, the Company completed a private placement of 1,358,000 shares of Common Stock raising net proceeds of approximately $12 million.

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

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          S-2

Schedule VIII-Valuation and Qualifying Accounts and Reserves                S-3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule VIII is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

Miami, Florida,
  February 2, 1996.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                       CHARGED TO
                                      BALANCE AT      (CREDITED TO)                               BALANCE
                                      BEGINNING         COSTS AND                                 AT END
        DESCRIPTION                   OF PERIOD          EXPENSES           DEDUCTIONS           OF PERIOD
        -----------                   ---------          --------           ----------           ---------
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
    accounts                          $ 98,370           $  7,067            $    --              $105,437
                                      ========           ========            =========            ========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
    accounts                          $110,015           $ (3,030)           $  (8,615)           $ 98,370
                                      ========           ========            =========            ========

YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful
    accounts                          $106,624           $  4,734            $  (1,343)           $110,015
                                      ========           ========            =========            ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COLUMBIA LABORATORIES, INC.

Date: MARCH 15, 1996                           By:/s/ MARGARET J. ROELL
      ------------------------                    ---------------------
                                               Margaret J. Roell, Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NORMAN M. MEIER                         President, Chief Executive                  March 15, 1996
---------------------------                 Officer, Director
Norman M. Meier                             (Principal Executive Officer)

/s/ WILLIAM J. BOLOGNA                      Chairman of the Board of Directors          March 21, 1996
--------------------------
William J. Bologna

/s/ NICHOLAS A. BUONICONTI                  Vice Chairman of the Board of Directors     March 20, 1996
--------------------------
Nicholas A. Buoniconti

/s/ MARGARET J. ROELL                       Vice President-Finance and                  March 15, 1996
--------------------------                  Administration, Chief Financial
Margaret J. Roell                           Officer, Treasurer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

/s/ IRWIN L. KELLNER                        Director                                    March 15, 1996
--------------------------
Irwin L. Kellner

                                            Director                                    March   , 1996
--------------------------
John E. A. Kidd

/s/ LILA E. NACHTIGALL                      Director                                    March 20, 1996
--------------------------
Lila E. Nachtigall