Form 10-Q
period 1996-03-31
COLUMBIA LABORATORIES INC
filed 1996-05-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       For the transition period from __________ to __________

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

            Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

            Number of shares of the Common Stock of Columbia Laboratories, Inc.
issued and outstanding as of April 30, 1996:   27,812,498

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

                                    2 of 11


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,     December 31,
                                                             1996           1995
                                                             ----           ----
                                                          (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                           $ 13,284,135    $  1,628,952
     Accounts receivable, net                               1,431,775       1,266,964
     Inventories                                              836,636         953,913
     Prepaid expenses                                         183,889         213,723
                                                         ------------    ------------
        Total current assets                               15,736,435       4,063,552

   Property and equipment, net                                875,396         922,093
   Intangible assets, net                                   1,508,302       1,563,817
   Other assets                                             1,066,118       1,137,208
                                                         ------------    ------------
                                                         $ 19,186,251    $  7,686,670
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
      Current portion of long-term debt                  $    139,510    $    156,751
     Accounts payable                                       2,343,099       3,423,339
     Accrued expenses                                         953,376         956,647
     Deferred revenue                                       1,069,470       1,081,522
     Estimated liability for returns
      and allowances                                          406,567         413,899
                                                         ------------    ------------
       Total current liabilities                            4,912,022       6,032,158
                                                         ------------    ------------

Other long-term liabilities                                   100,718          98,079

   Stockholders' equity-
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 1,323
        shares issued and outstanding in 1996
        and 1995                                                   13              13
       Series B Convertible Preferred Stock, 1,750
        shares issued and outstanding in 1996
        and 1995                                                   18              18
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 27,726,873 and 25,982,373 shares
      issued and outstanding in 1996 and 1995,
      respectively                                            277,269         259,824
     Capital in excess of par value                        87,307,068      73,067,014
     Accumulated deficit                                  (73,453,503)    (71,812,828)
     Cumulative translation adjustment                         42,646          42,392
                                                         ------------    ------------
       Total stockholders' equity                          14,173,511       1,556,433
                                                         ------------    ------------
                                                         $ 19,186,251    $  7,686,670
                                                         ============    ============

            See notes to condensed consolidated financial statements

                                    3 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended March 31,
                                       1996            1995
                                       ----            ----

NET SALES                          $  1,322,966    $  3,205,366

COST OF GOODS SOLD                      593,395       1,631,813
                                   ------------    ------------
         Gross profit                   729,571       1,573,553
                                   ------------    ------------


OPERATING EXPENSES:
    Selling and distribution            626,170         643,775
    General and administrative          880,867         652,290
    Research and development          2,403,677       1,429,511
                                   ------------    ------------
        Total operating expenses      3,910,714       2,725,576
                                   ------------    ------------

        Loss from operations         (3,181,143)     (1,152,023)
                                   ------------    ------------

OTHER INCOME (EXPENSE):
    License fees                      1,500,000            --
    Interest income                      47,041           5,787
    Interest expense                     (3,632)        (71,569)
    Other, net                           (2,941)        185,027
                                   ------------    ------------
                                      1,540,468         119,245
                                   ------------    ------------

        Net loss                   $ (1,640,675)   $ (1,032,778)
                                   ============    ============

NET LOSS PER COMMON SHARE          $       (.06)   $       (.04)
                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           26,485,000      24,931,000
                                   ============    ============


            See notes to condensed consolidated financial statements

                                    4 of 11


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                                      1996          1995
                                                                      ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (1,640,675)   $(1,032,778)
  Adjustments to reconcile net loss to net
   cash used for operating activities-
    Depreciation and amortization                                     124,847        127,636

    Changes in assets and liabilities-
    (Increase) decrease in:
        Accounts receivable                                          (166,432)      (759,767)
        Inventories                                                   117,278        149,499
        Prepaid expenses                                              146,320         91,406
        Other assets                                                   63,240         (3,400)

      Increase (decrease) in:
        Accounts payable                                           (1,059,689)     1,259,354
        Accrued expenses                                             (109,694)       (74,764)
        Deferred revenue                                              (12,052)          --
        Estimated liability for returns
          and allowances                                               (7,332)       (10,622)
                                                                 ------------    -----------

    Net cash used for operating activities                         (2,544,189)      (253,436)
                                                                 ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (26,750)        (8,052)
                                                                 ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and
   long-term debt                                                     (17,242)          --
  Proceeds from issuance of common stock                           12,205,950         78,147
  Proceeds from exercise of options and warrants                    2,054,189           --
                                                                 ------------    -----------

    Net cash provided by financing activities                      14,242,897         78,147
                                                                 ------------    -----------

                                   (Continued)

                                    5 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                   Three Months Ended March 31,
                                                          1996         1995
                                                          ----         ----

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (16,774)     (80,614)
                                                    ------------    ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                11,655,184     (263,955)

CASH AND CASH EQUIVALENTS,
  beginning of period                                  1,628,951      689,749
                                                    ------------    ---------

CASH AND CASH EQUIVALENTS,
  end of period                                     $ 13,284,135    $ 425,794
                                                    ============    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                  $      7,835    $  12,435
                                                    ============    =========


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

             During the three months ended March 31, 1995, the Company issued 85,382 shares of Common Stock in payment of accrued interest, which totaled $310,362. In addition, the Company issued 1,188,523 shares of Common Stock in repayment of long-term debt which totaled $4,476,707.

             As of March 31, 1996, dividends on the Series A Preferred Stock of $100,718 ($2,639 relating to the three months ended March 31, 1996) have been earned but have not been declared and are included in other long-term liabilities in the March 31, 1996 condensed consolidated balance sheet.

            See notes to condensed consolidated financial statements

                                    6 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

            The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                    7 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

             Cash and cash equivalents increased from approximately $1.6 million at December 31, 1995 to approximately $13 million at March 31, 1996, primarily as a result of a private placement in March 1996 of 1,358,000 shares of Common Stock which raised net proceeds of approximately $12 million, and approximately $2 million received from the exercise of options and warrants offset by approximately $2.5 million of net cash used in operations.

            In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone(R). Under the terms of the agreement, to date the Company has received $9.5 million in milestone payments and will continue to receive additional milestone payments and a significant percentage of sales, which sales are expected to commence during late 1996.

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

             As of March 31, 1996, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $15 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

             Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $1.3 million on additional molding capacity at its suppliers during 1996 and 1997.

             As of March 31, 1996, the Company had available net operating loss carryforwards of approximately $39 million to offset its future U.S. taxable income.

             In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 1996, other assets in the accompanying consolidated balance sheet includes a deferred tax asset of approximately $14 million (consisting primarily of a net operating loss carryforward) which has been fully reserved as its ultimate realizability is not assured.

                                    8 of 11

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

             Sales have decreased in 1996 as compared to 1995 due to the fact that Warner-Lambert did not order Replens(R) during the first quarter of 1996, combined with the fact that 1995 first quarter sales included the initial stocking of Legatrin PM(R). While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate licenses, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

            Gross profit as a percentage of sales increased in 1996 as compared to 1995 primarily as a result of a change in product mix sold.

             Research and development expenditures have increased in 1996 as compared to 1995 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Application for Crinone in the United States.

             License fees represent a milestone payment received in connection with the licensing agreement with AHP.

            As a result, the net loss for 1996 was $1,640,675 or $.06 per share as compared to a net loss in 1995 of $1,032,778 or $.04 per common share.

                                    9 of 11

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

ITEM 2.      CHANGES IN SECURITIES

                        None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                        As of May 13, 1996, dividends on the Series A Preferred
             Stock of $101,965 have been earned but have not been declared.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             None.


                                    10 of 11

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

DATE: MAY 14, 1996

                            11 of 11