Form 10-Q
period 1996-06-30
COLUMBIA LABORATORIES INC
filed 1996-08-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the quarterly period ended June 30, 1996

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


        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



        Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 31, 1996: 28,022,628

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

        The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

       Except for historical information contained herein, the matters discussed in this document are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors discussed elsewhere in this report.


                                    2 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,                DECEMBER 31,
                                                        1996                       1995
                                                     ------------              -----------
                                                      (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                       $ 10,735,967              $ 1,628,952
     Accounts receivable, net                           1,220,702                1,266,964
     Inventories                                          830,706                  953,913
     Prepaid expenses                                     159,022                  213,723
                                                     ------------              -----------
        Total current assets                           12,946,397                4,063,552

   Property and equipment, net                            998,023                  922,093
   Intangible assets, net                               1,452,787                1,563,817
   Other assets                                         1,008,596                1,137,208
                                                     ------------              -----------
                                                     $ 16,405,803              $ 7,686,670
                                                     ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
      Current portion of long-term debt              $    139,510              $   156,751
     Accounts payable                                   2,286,277                3,423,339
     Accrued expenses                                     992,176                  956,647
     Deferred revenue                                   1,044,399                1,081,522
     Estimated liability for returns
      and allowances                                      355,741                  413,899
                                                     ------------              -----------
       Total current liabilities                        4,818,103                6,032,158
                                                     ------------              -----------

Other long-term liabilities                               103,357                   98,079

   Stockholders' equity-
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 1,323
        shares issued and outstanding in 1996
        and 1995                                               13                       13
       Series B Convertible Preferred Stock, 1,750
        shares issued and outstanding in 1996
        and 1995                                               18                       18
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 27,934,754 and 25,982,373 shares
      issued and outstanding in 1996 and 1995,
      respectively                                        279,348                  259,824
     Capital in excess of par value                    88,387,918               73,067,014
     Accumulated deficit                              (77,226,818)             (71,812,828)
     Cumulative translation adjustment                     43,864                   42,392
                                                     ------------              -----------
       Total stockholders' equity                      11,484,343                1,556,433
                                                     ------------              -----------
                                                     $ 16,405,803              $ 7,686,670
                                                     ============              ===========


            See note to condensed consolidated financial statements

                                    3 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             SIX MONTHS ENDED           THREE MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                            1996         1995            1996        1995
                                        ------------  -----------    -----------   -----------
NET SALES                               $  2,405,480  $ 6,083,866    $ 1,082,514   $ 2,878,500

COST OF GOODS SOLD                         1,272,865    3,197,014        679,470     1,565,201
                                        ------------  -----------    -----------   -----------
         Gross profit                      1,132,615    2,886,852        403,044     1,313,299
                                        ------------  -----------    -----------   -----------

OPERATING EXPENSES:
    Selling and distribution               1,418,632    1,448,463        792,462       804,688
    General and administrative             1,652,454    1,572,054        771,587       919,764
    Research and development               5,151,274    2,725,085      2,747,597     1,295,573
                                        ------------  -----------    -----------   -----------
        Total operating expenses           8,222,360    5,745,602      4,311,646     3,020,025
                                        ------------  -----------    -----------   -----------

        Loss from operations              (7,089,745)  (2,858,750)    (3,908,602)   (1,706,726)
                                        ------------  -----------    -----------   -----------

OTHER INCOME (EXPENSE):
    License fees                           1,500,000    8,054,883           -        8,054,883
    Interest income                          193,263       40,205        146,222        34,418
    Interest expense                          (7,121)    (140,750)        (3,489)      (69,181)
    Other, net                               (10,387)     112,507         (7,446)      (72,520)
                                        ------------  -----------    -----------   -----------
                                           1,675,755    8,066,845        135,287     7,947,600
                                        ------------  -----------    -----------   -----------

        Net income (loss)               $ (5,413,990) $ 5,208,095    $(3,773,315)  $ 6,240,874
                                        ============  ===========    ===========   ===========

NET INCOME (LOSS) PER
   COMMON SHARE                         $       (.20) $       .21    $      (.14)  $      .25
                                        ============  ===========    ===========   ===========


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                27,176,000   25,123,000     27,868,000    25,313,000
                                        ============  ===========    ===========   ===========

            See note to condensed consolidated financial statements

                                    4 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           1996               1995
                                                                     ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (5,413,990)       $ 5,208,095
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities-
    Depreciation and amortization                                         286,848            255,658
    Provision for (recovery of ) doubtful accounts                        (25,000)            38,384
    Provision (credit) for returns and allowances                         (47,461)            13,092

    Changes in assets and liabilities-(Increase) decrease in:
        Accounts receivable                                                57,076           (393,186)
        Inventories                                                       123,207           (136,159)
        Prepaid expenses                                                  274,711            201,090
        Other assets                                                      122,761            (18,418)

      Increase (decrease) in:
        Accounts payable                                               (1,102,914)            40,352
        Accrued expenses                                                 (166,306)          (203,383)
        Deferred revenue                                                  (37,123)            54,882
        Estimated liability for returns
          and allowances                                                  (10,695)           (10,622)
                                                                     ------------        -----------

    Net cash provided by (used for) operating activities               (5,938,886)         5,049,785
                                                                     ------------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (261,697)           (29,177)
                                                                     ------------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  long-term debt                                            (17,242)           (91,954)
  Proceeds from issuance of common stock                               12,205,950             78,147
  Proceeds from exercise of options and warrants                        3,139,755            514,694
                                                                     ------------        -----------

    Net cash provided by financing activities                          15,328,463            500,887
                                                                     ------------        -----------

                                   (Continued)

                                    5 of 12


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                            Six Months Ended June 30,
                                                         1996                     1995
                                                      ----------                ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (20,865)                (172,602)
                                                      -----------               ----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                  9,107,015                5,348,893

CASH AND CASH EQUIVALENTS,
  beginning of period                                   1,628,952                  689,749
                                                      -----------               ----------

CASH AND CASH EQUIVALENTS,
  end of period                                       $10,735,967               $6,038,642
                                                      ===========               ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                    $     7,835               $   12,435
                                                      ===========               ==========


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

        During the six months ended June 30, 1995, the Company issued 1,695,232 shares of Common Stock in payment of long-term debt and accrued interest totaling $6,339,409. In addition, during the six months ended June 30, 1995, the Company issued 50,000 shares of Common Stock in payment of legal fees totaling $225,000.

        As of June 30, 1996, dividends on the Series A Preferred Stock of $103,357 ($5,278 relating to the six months ended June 30, 1996) have been earned but have not been declared and are included in other long-term liabilities in the June 30, 1996 condensed consolidated balance sheet.


                   See note to condensed consolidated financial statements

                                    6 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                                    7 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased from approximately $1.6 million at December 31, 1995 to approximately $10.7 million at June 30, 1996, primarily as a result of a private placement in March 1996 of 1,358,000 shares of Common Stock which raised net proceeds of approximately $12 million, and approximately $3 million received from the exercise of options and warrants offset by approximately $5.9 million of net cash used in operations.

        In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone/registered trademark/. Under the terms of the agreement, to date the Company has received $9.5 million in milestone payments and will continue to receive additional milestone payments and a significant percentage of sales, which sales are expected to commence during late 1996.

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

        As of June 30, 1996, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16.7 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

        Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $1.3 million on additional molding capacity at its suppliers during 1996 and 1997.

        As of June 30, 1996, the Company had available net operating loss carryforwards of approximately $46 million to offset its future U.S. taxable income.

        In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 1996, other assets in the accompanying consolidated balance sheet includes a deferred tax asset of approximately $16 million (consisting primarily of a net operating loss carryforward) which has been fully reserved as its ultimate realizability is not assured.

                                    8 of 12

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

        Sales have decreased in 1996 as compared to 1995 due to the fact that Warner-Lambert did not order Replens/registered trademark/ during the first half of 1996, combined with the fact that 1995 sales included the initial stocking of Legatrin PM/registered trademark/. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate licenses, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

        Research and development expenditures have increased in 1996 as compared to 1995 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Application for Crinone in the United States.

        License fees represent a milestone payment received in connection with the licensing agreement with AHP.

        Interest income increased in 1996 as compared to 1995 as a result of the interest earned on the monies received in the private placement completed in March 1996.

        Interest expense decreased in 1996 as compared to 1995 as a result of the repayment of long-term debt during 1995.

        As a result, the net loss for 1996 was $5,413,990 or $.20 per share as compared to net income in 1995 of $5,208,095 or $.21 per common share

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

        Sales have decreased in 1996 as compared to 1995 due to the fact that Warner-Lambert did not order Replens/registered trademark/ during the second quarter of 1996, combined with the fact that 1995 second quarter sales included the initial stocking of Legatrin PM/registered trademark/. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate licenses, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

        Gross profit as a percentage of sales decreased in 1996 as compared to 1995 primarily as a result of a change in product mix sold. Specifically, 1995 sales included approximately $350,000 of revenue from a research agreement which agreement had a higher gross profit than that earned on the sale of the Company's pharmaceutical products. No similar revenue was recorded in 1996.

                                    9 of 12

        Research and development expenditures have increased in 1996 as compared to 1995 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Application for Crinone in the United States.

        Interest income increased in 1996 as compared to 1995 as a result of the interest earned on the monies received in the private placement completed in March 1996.

        Interest expense decreased in 1996 as compared to 1995 as a result of the repayment of long-term debt during 1995.

        As a result, the net loss for 1996 was $3,773,315 or $.14 per share as compared to net income in 1995 of $6,240,874 or $.25 per common share.


                                 10 of 12

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


ITEM 2. CHANGES IN SECURITIES

               None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               As of August 13, 1996, dividends on the Series A Preferred Stock of $104,633 have been earned but have not been declared.


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


                                         COLUMBIA LABORATORIES, INC.


                                         /S/ MARGARET J. ROELL
                                         ----------------------------------
                                         MARGARET J. ROELL, Vice President-
                                         Finance and Administration,
                                         Chief Financial Officer

DATE:      AUGUST 13, 1996
     -----------------------

                                    12 of 12