Form 10-Q
period 1996-09-30
COLUMBIA LABORATORIES INC
filed 1996-11-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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


         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 31, 1996: 28,062,628

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

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

                                    2 of 12


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                        1996                  1995
                                                                     -------------         ------------
                                                                     (UNAUDITED)
ASSETS:
   Current assets-
     Cash and cash equivalents                                     $   6,530,838         $   1,628,952
     Accounts receivable, net                                          1,857,815             1,266,964
     Inventories                                                         980,010               953,913
     Prepaid expenses                                                    173,963               213,723
                                                                   -------------         -------------
        Total current assets                                           9,542,626             4,063,552

   Property and equipment, net                                         1,320,752               922,093
   Intangible assets, net                                              1,397,272             1,563,817
   Other assets                                                        1,295,190             1,137,208
                                                                   -------------         -------------
                                                                   $  13,555,840         $   7,686,670
                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Current portion of long-term debt                             $          -          $     156,751
     Accounts payable                                                  2,575,956             3,423,339
     Accrued expenses                                                    574,067               956,647
     Deferred revenue                                                  1,044,189             1,081,522
     Estimated liability for returns
      and allowances                                                     349,502               413,899
                                                                   -------------         -------------
      Total current liabilities                                        4,543,714             6,032,158
                                                                   -------------         -------------

Other long-term liabilities                                              106,025                98,079

   Stockholders' equity-
     Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 1,323
        shares issued and outstanding in 1996
        and 1995                                                              13                    13
       Series B Convertible Preferred Stock, 1,750
        shares issued and outstanding in 1996
        and 1995                                                              18                    18
     Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,057,628 and 25,982,373 shares
      issued and outstanding in 1996 and 1995,
      respectively                                                       280,576               259,824
     Capital in excess of par value                                   89,200,254            73,067,014
     Accumulated deficit                                            (80,621,690)          (71,812,828)
     Cumulative translation adjustment                                    46,930                42,392
                                                                   -------------         -------------
       Total stockholders' equity                                      8,906,101             1,556,433
                                                                   -------------         -------------
                                                                   $  13,555,840         $   7,686,670
                                                                   =============         =============

             See note to condensed consolidated financial statements

                                    3 of 12


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Nine Months Ended               Three Months Ended
                                            September  30,                   September 30,
                                       1996            1995              1996           1995
                                   ------------     ------------       ----------    --------
NET SALES                          $  3,731,348    $  7,970,001    $  1,325,868    $  1,886,135
COST OF GOODS SOLD                    2,070,992       4,099,040         798,128         902,026
                                   ------------    ------------    ------------    ------------
         Gross profit                 1,660,356       3,870,961         527,740         984,109
                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Selling and distribution          2,220,872       2,283,150         802,240         834,687
    General and administrative        2,516,189       2,273,295         863,735         701,241
    Research and development          8,027,727       4,671,182       2,876,453       1,946,097
                                   ------------    ------------    ------------    ------------
        Total operating expenses     12,764,788       9,227,627       4,542,428       3,482,025
                                   ------------    ------------    ------------    ------------

        Loss from operations        (11,104,432)     (5,356,666)     (4,014,688)     (2,497,916)
                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    License fees                      2,018,205       8,054,883         518,205            --
    Interest income                     299,838          99,167         106,575          58,962
    Interest expense                    (15,819)       (166,824)         (8,698)        (26,074)
    Other, net                           (6,654)        118,221           3,734           5,714
                                   ------------    ------------    ------------    ------------
                                      2,295,570       8,105,447         619,816          38,602
                                   ------------    ------------    ------------    ------------

        Net income (loss)          $ (8,808,862)   $  2,748,781    $ (3,394,872)   $ (2,459,314)
                                   ============    ============    ============    ============

NET INCOME (LOSS) PER
   COMMON SHARE                    $       (.32)   $        .11    $       (.12)   $       (.10)
                                   ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           27,463,000      25,326,000      28,031,000      25,726,000
                                   ============    ============    ============    ============


             See note to condensed consolidated financial statements

                                    4 of 12


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended September 30,
                                                                     1996           1995
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ (8,808,862)   $  2,748,781
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities-
    Depreciation and amortization                                   620,322         385,433
    Provision for (recovery of ) doubtful accounts                   (8,162)         51,866
    Credit for returns and allowances                               (53,701)         (2,012)
    Write-off of inventory                                          (55,583)           --

    Changes in assets and liabilities-
        (Increase) decrease in:
        Accounts receivable                                        (596,218)       (196,914)
        Inventories                                                  29,486        (175,516)
        Prepaid expenses                                             62,921          25,004
        Other assets                                               (312,242)       (129,246)

      Increase (decrease) in:
        Accounts payable                                           (813,362)     (1,321,731)
        Accrued expenses                                           (360,793)         94,028
        Deferred revenue                                            (37,333)       (138,733)
        Estimated liability for returns
          and allowances                                            (10,697)        (21,135)
                                                               ------------    ------------

    Net cash provided by (used for) operating activities        (10,344,224)      1,319,825
                                                               ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (712,810)        (52,671)
                                                               ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  long-term debt                                     (156,752)        (91,954)
  Proceeds from issuance of common stock                         12,205,950          78,147
  Proceeds from exercise of options and warrants                  3,927,836       1,382,569
                                                               ------------    ------------

    Net cash provided by financing activities                    15,977,034       1,368,762
                                                               ------------    ------------

                                   (Continued)

                                    5 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                              Nine Months Ended September 30,
                                                  1996              1995


EFFECT OF EXCHANGE RATE CHANGES ON CASH          (18,114)         (173,266)
                                               ----------       -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                          4,901,886         2,462,650

CASH AND CASH EQUIVALENTS,
  beginning of period                           1,628,952           689,749
                                               ----------       -----------

CASH AND CASH EQUIVALENTS,
  end of period                                $6,530,838       $ 3,152,399
                                               ==========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period            $   20,186       $    24,615
                                              ==========       ===========


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         During the nine months ended September 30, 1995, the Company issued 1,695,232 shares of Common Stock in payment of long-term debt and accrued interest totaling $6,339,409. In addition, during the nine months ended September 30, 1995, the Company issued 95,000 shares of Common Stock in payment of legal fees totaling $562,500.

         As of September 30, 1996, dividends on the Series A Preferred Stock of $106,025 ($7,946 relating to the nine months ended September 30, 1996) have been earned but have not been declared and are included in other long-term liabilities in the September 30, 1996 condensed consolidated balance sheet.



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

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

                                    7 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased from approximately $1.6 million at December 31, 1995 to approximately $6.5 million at September 30, 1996, primarily as a result of a private placement in March 1996 of 1,358,000 shares of Common Stock which raised net proceeds of approximately $12 million, and approximately $4 million received from the exercise of options and warrants offset by approximately $10 million of net cash used in operations and approximately $700,000 used to purchase property and equipment.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone(R). Under the terms of the agreement, to date the Company has received $10 million in milestone payments and will continue to receive additional milestone payments and a percentage of sales, which sales are expected to commence during late 1996.

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

         As of September 30, 1996, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $1.3 million on additional molding capacity at its suppliers during 1996 and 1997.

         As of September 30, 1996, the Company had available net operating loss carryforwards of approximately $47 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 1996, other assets in the accompanying condensed consolidated balance sheet includes a deferred tax asset of approximately $17 million (consisting primarily of a net operating loss carryforward) which has been fully reserved as its ultimate realizability is not assured.

                                    8 of 12

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

         Sales have decreased in 1996 as compared to 1995 due to the fact that Warner-Lambert did not order Replens(R) during the first nine months of 1996, combined with the fact that 1995 sales included the initial stocking of Legatrin PM(R). While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate licenses, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

         Gross profit as a percentage of sales decreased in 1996 as compared to 1995 primarily as a result of a change in product mix sold. Specifically, 1995 sales included approximately $600,000 of revenue from a research agreement which agreement had a higher gross profit than that earned on the sale of the Company's pharmaceutical products. No similar revenue was recorded in 1996.

         Research and development expenditures have increased in 1996 as compared to 1995 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Applications for Crinone in the United States.

         License fees represent milestone payments received in connection with the licensing agreement with AHP.

         Interest income increased in 1996 as compared to 1995 as a result of the interest earned on the monies received in the private placement completed in March 1996.

         Interest expense decreased in 1996 as compared to 1995 as a result of the repayment of long-term debt during 1995.

         As a result, the net loss for 1996 was $8,808,862 or $.32 per share as compared to net income in 1995 of $2,748,781 or $.11 per common share.


         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1995

         Sales have decreased in 1996 as compared to 1995 due to the fact that Warner-Lambert did not order Replens(R) during the third quarter of 1996. While the strategic alliance agreements in the United States and abroad have not produced desired unit sales as quickly as planned, the Company believes it has established effective working relationships with its partners which the Company believes form a solid foundation to build sales of Replens and the other products in the development pipeline. However, the Company is exploring alternatives to such strategic alliances where appropriate. In addition, upon granting of the European multistate licenses, Replens should become a reimbursable product in certain countries. The Company believes that sales of Replens in Europe should increase once the licenses are granted. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

                                    9 of 12

         Gross profit as a percentage of sales decreased in 1996 as compared to 1995 primarily as a result of a change in product mix sold.

         Research and development expenditures have increased in 1996 as compared to 1995 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Applications for Crinone in the United States.

         Interest income increased in 1996 as compared to 1995 as a result of the interest earned on the monies received in the private placement completed in March 1996.

         Interest expense decreased in 1996 as compared to 1995 as a result of the repayment of long-term debt during 1995.

         As a result, the net loss for 1996 was $3,394,872 or $.12 per share as compared to a net loss in 1995 of $2,459,314 or $.10 per common share.

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


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              As of November 12, 1996, dividends on the Series A Preferred Stock of $107,272 have been earned but have not been declared.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of stockholders of the Company was held on October 2, 1996 for the purpose of electing seven directors, ratifying the appointment of Arthur Andersen LLP as independent public accountants for the Company and approving the Columbia Laboratories, Inc. 1996 Long-term Performance Plan.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                    11 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COLUMBIA LABORATORIES, INC.


                                            /s/ MARGARET J. ROELL
                                            -----------------------------------
                                            MARGARET J. ROELL, Vice President-
                                            Finance and Administration,
                                            Chief Financial Officer

DATE:      NOVEMBER 13, 1996