Form 10-K
period 1996-12-31
COLUMBIA LABORATORIES INC
filed 1997-03-31
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-10352

                           COLUMBIA LABORATORIES, INC.
                           ---------------------------
               (Exact name of Company as specified in its charter)

        DELAWARE                                               59-2758596
        --------                                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   2665 SOUTH BAYSHORE DRIVE, PH II-B
            MIAMI, FLORIDA                                        33133
 --------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

Company's telephone number, including area code: (305) 860-1670

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE                   AMERICAN STOCK EXCHANGE
----------------------------                   -----------------------
  (Title of each class)                   (Name of exchange where registered)

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 1997: $379,321,110

        Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 1997: 28,112,436

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

        Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop unique pharmaceutical products that treat female specific diseases and conditions including menopause, fertility, contraception, sexually transmitted diseases, premenstrual syndrome and dysmenorrhea. Columbia's products primarily utilize the Company's patented bioadhesive delivery technology, the Bioadhesive Delivery System.

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

        The Company has focused on women's health care because of the significant number of women whose health and hygiene needs have not been met by available products and because the Company has found vaginal delivery to be particularly effective. The Company intends to continue to develop products that improve the delivery of previously approved drugs.

        The Company is currently engaged solely in one business segment -- the development and sale of pharmaceutical products and cosmetics. See footnote 6 to the consolidated financial statements for information on foreign operations.

        The Company's principal executive offices are located at 2665 South Bayshore Drive, Miami, Florida 33133, and its telephone number is (305) 860-1670. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France"), Columbia Laboratories (UK) Limited ("Columbia UK"), Columbia Laboratories (Ireland) Limited ("Columbia Ireland") and Columbia Research Laboratories, Inc. ("Columbia Research").

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

PRODUCTS

        CRINONE(/trademark/). The Company's first prescription drug is a sustained release, vaginally delivered, natural progesterone product. Crinone utilizes the Company's patented Bioadhesive Delivery System which enables the progesterone to achieve a "First Uterine Pass Effect"(C). Crinone is the first product to deliver progesterone directly to the uterus, thereby maximizing therapeutic benefit and avoiding side effects seen with orally-delivered synthetic progestins. If cleared for marketing by the FDA, Crinone will be the first vaginally-delivered natural progesterone gel available in the U.S.

        In July 1996, Columbia submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for clearance to market Crinone as a hormonal therapy for patients with secondary amenorrhea (loss of menstrual period). In November 1996, the Company submitted a second NDA for clearance to market Crinone for use in Assisted Reproductive Technologies ("ART") procedures, including IN-VITRO fertilization, ovum donation and stimulated cycles. The FDA granted the ART filing a priority review. In addition, in February 1997, the FDA approved the Company's Treatment Protocol under its Investigational New Drug Application ("IND") for the use of Crinone in assisted fertility procedures. As a result, through leads generated by the Wyeth-Ayerst institutional sales force, Columbia has begun distributing Crinone to leading infertility clinics throughout the United States.

        The first regulatory approval for Crinone as a prescription drug was received in the U.K. in June 1995. Approved indications in the U.K. include the prevention of hyperplasia and endometrial cancer in post-menopausal women receiving hormone replacement therapy ("HRT"), use in IN VITRO fertilization procedures, reduction of the symptoms of premenstrual syndrome ("PMS"), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding, and infertility due to inadequate luteal phase (insufficient progesterone production). Regulatory authorities in Finland and Ireland have also approved Crinone for these indications. In France, Crinone is approved for use in IN VITRO fertilization procedures and approvals for additional indications are expected during 1997. Approvals in Germany, Italy, Brazil, Belgium, Holland, Scandinavia, Greece and Portugal are also expected during 1997.

        In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, the Company has received $10.5 million in milestone payments to date and will continue to receive additional milestone payments and a percentage of sales.

        ADVANTAGE 24(/registered/). Advantage 24, the Company's 24 hour sustained release contraceptive gel, is sold in the United States by Lake Consumer Products, Inc., under the existing FDA monograph for nonoxynol-9 spermicidal products. Roberts Pharmaceuticals markets Advantage 24 in Canada.

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

        REPLENS(/registered/). Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the Bioadhesive Delivery System. Replens is marketed by various pharmaceutical companies throughout the world.

        OTHER PRODUCTS. The Company also markets Advanced Formula Legatrin PM(/registered/), for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Vaporizer in a bottle(/registered/), a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb(/registered/), a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System.

RESEARCH AND DEVELOPMENT

        The Company expended $10,942,065 in 1996, $7,812,488 in 1995 and
$8,976,047 in 1994, on research and development activities. The increase in expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone and Advantage 24 products. These studies are coordinated from the Company's New York and Paris offices.

        SPC3 (SYNTHETIC POLYMERIC CONSTRUCTION #3). In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that Columbia now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998. Upon exercise of the options, the Company will be required to pay an additional $7 million. If the Company does not exercise its options upon the occurrence of certain events, the Company's rights to the options are terminated.

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

        During 1996, the Company was granted United States patents covering vaginal moisturization and the direct transport of progesterone to the uterus. In addition, a patent covering the treatment of ischemia through the delivery of Crinone was filed in the United States. The Company is continuing to develop the core Bioadhesive Delivery System and has filed additional patent applications covering tissue moisturization, vaginal moisturization, progesterone delivery and use of nonoxynol-9 in an anti-sexually transmitted disease formulation throughout the world. While patent applications do not ensure the ultimate issuance of a patent, it is the Company's belief that patents based on these applications will issue.

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

MANUFACTURING

        Crinone, Advantage 24 and Replens are currently being manufactured and packaged by third-party manufacturers in Europe utilizing the "form, fill and seal" single step manufacturing process.

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

        The over-the-counter drugs are sold to drug wholesalers and chain drug stores. The Company utilizes approximately 20 drug manufacturers' representative firms to make calls on the Company's trade customers. The manufacturers' representatives receive commissions based on sales made within their respective territories. The Company supports the activities of the manufacturers' representatives by advertising in consumer publications and convention participation.

SALES

        The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 15% or more of consolidated net sales in any of the three years ended December 31, 1996.

                                 1996          1995          1994
                                 ----          ----          ----
        Replens                   12%           30%           39%
        Advantage 24              18             5             6
        Legatrin PM/Legatrin      55            52            49
        Other products            15            13             6
                                 ---           ---           ---
                                 100%          100%          100%
                                 ===           ===           ===

The Company anticipates the percentage of sales attributable to Legatrin PM and the other products to decrease in future years as additional products utilizing the Bioadhesive Delivery System are introduced. Warner-Lambert accounted for approximately 21% and 27% of 1995 and 1994 consolidated net sales, respectively. A retail customer accounted for approximately 18%, 16% and 14% of 1996, 1995 and 1994 consolidated net sales, respectively. Another customer accounted for approximately 13%, 5% and 6% of 1996, 1995 and 1994 consolidated net sales, respectively.

COMPETITION

        While the Company has entered into the strategic alliance agreements for the marketing of its women's health care products, there can be no assurance that the Company and its partners will have the ability to compete successfully. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence. The markets which the Company and its strategic alliance partners operate in or intend to enter are characterized by intense competition. The Company and its partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. In addition, numerous companies are developing or, in the future, may develop enhanced delivery systems and products competitive with the Company's present and proposed products. Some of the Company's and its partners' competitors possess greater financial, research and technical resources than the Company or its partners. Moreover, these companies may possess greater marketing capabilities than the Company or its partners, including the resources to implement extensive advertising campaigns.

        Although the Company is not aware of any product incorporating rate-controlled technology with respect to vaginal lubrication, the Company believes that Replens competes in the same markets as K-Y Jelly(/registered/) and Gyne-Moisturin(/registered/), vaginal lubricants marketed by Johnson & Johnson Products, Inc. and Schering-Plough Corporation, respectively. The Company also believes that Advantage 24, Legatrin PM and Diasorb compete against numerous products in their respective categories and that Vaporizer in a bottle(/registered/) competes against Vicks Vaporsteam, a product distributed by Richardson-Vicks, Inc.

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

EMPLOYEES

        As of February 28, 1997, the Company had 38 employees, 4 in management, 16 in research and development administration, 3 in manufacturing, 4 in marketing, and 11 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

        The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive
Compensation--Employment Agreements."

ITEM 2. PROPERTIES

        As of February 28, 1997, the Company leases the following properties:

                                                                         ANNUAL
 LOCATION                USE             SQUARE FEET      EXPIRATION      RENT
 --------                ---             -----------      ----------     ------

Miami, FL         Corporate office          3,900       September 1998  $ 92,000
Paris, France     Research admin office     9,500       April 1999       330,000
Paris, France     Business residence        2,000       June 2001         70,000
New York, NY      Residential office        1,000       April 1998        44,000


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

                                                        HIGH           LOW
                                                        -----         -----
FISCAL YEAR ENDED DECEMBER 31, 1995
-----------------------------------

        First Quarter                                   $5.63         $4.06
        Second Quarter                                   8.50          4.00
        Third Quarter                                    9.88          6.63
        Fourth Quarter                                   9.50          6.25

                                                       HIGH            LOW
                                                       -----          -----
FISCAL YEAR ENDED DECEMBER 31, 1996
-----------------------------------

        First Quarter                                  $12.38         $7.14
        Second Quarter                                  15.13         10.00
        Third Quarter                                   14.50          9.88
        Fourth Quarter                                  15.25         10.88


        At February 28, 1997, there were 485 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 6,000 beneficial owners, 4 shareholders of record of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") and 3 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock").

        The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly. As of December 31, 1996, dividends of $108,693 have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheet. Upon conversion of any shares of Series A Preferred Stock, the Company is obligated to issue additional shares of Common Stock having a market value equal to accrued but unpaid dividends on the Series A Preferred Stock at the time of conversion.

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


ITEM 6. SELECTED FINANCIAL DATA

        The following consolidated selected financial data of the Company for the five years ended December 31, 1996 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------
                                     1996       1995        1994         1993          1992
                                   --------    -------     --------     --------      -------
STATEMENT OF OPERATIONS DATA:

NET SALES                          $  5,646    $ 9,905     $  8,769     $  8,150      $ 9,173
NET INCOME (LOSS)(1)                (13,079)      (959)     (12,994)     (10,453)      (8,536)
INCOME (LOSS) PER COMMON SHARE        (0.47)     (0.04)       (0.58)       (0.49)       (0.51)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING       27,615     25,487       22,530       21,380       16,880

BALANCE SHEET DATA:

WORKING CAPITAL (DEFICIENCY)       $    720    $(1,968)     $(3,858)     $ 2,888      $(4,443)
TOTAL ASSETS                          9,980      7,687        6,808       13,870        9,833
LONG-TERM DEBT                         --         --          6,218        5,474           58
STOCKHOLDERS' EQUITY (DEFICIT)        4,673      1,556       (6,192)       1,475       (6,991)

-------------------------
(1) 1996 and 1995 net income (loss) are net of approximately $2 million and $8 million, respectively, of license fee income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased from approximately $1.6 million at December 31, 1995 to approximately $3.6 million at December 31, 1996, primarily as a result of a private placement in March 1996 of 1,358,000 shares of Common Stock which raised net proceeds of approximately $12 million and approximately $4 million received from the exercise of options and warrants offset by approximately $13 million of net cash used in operations and approximately $750,000 used to purchase property and equipment.

        In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Product Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, as of February 28, 1997, the Company has received $10.5 million in milestone payments and will continue to receive additional milestone payments and a percentage of sales, which sales are expected to commence during the second quarter of 1997.

        In July 1996, Columbia submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for clearance to market Crinone as a hormonal therapy for patients with secondary amenorrhea (loss of menstrual period). In November 1996, the Company submitted a second NDA for clearance to market Crinone for use in Assisted Reproductive Technologies ("ART") procedures, including IN-VITRO fertilization, ovum donation and stimulated cycles. The FDA granted the ART filing a priority review. In addition, in February 1997, the FDA approved the Company's Treatment Protocol under its Investigational New Drug Application ("IND") for the use of Crinone in assisted fertility procedures. As a result, through leads generated by the Wyeth-Ayerst institutional sales force, Columbia has begun distributing Crinone to leading infertility clinics throughout the United States.

        In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that Columbia now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998. Upon exercise of the options, the Company will be required to pay an additional $7 million. If the Company does not exercise its options upon the occurrence of certain events, the Company's rights to the options are terminated.

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

        The Company believes that sales and liquidity will increase when Crinone is approved by the FDA and other regulatory authorities and Wyeth-Ayerst subsequently launches the product in mid 1997. Upon the approval of the use of Crinone as a hormonal therapy for patients with secondary amenorrhea by the FDA, Columbia will receive a $3 million milestone payment from AHP. The Company is unaware of any problem concerning the NDA for Crinone, and in addition, the Company believes the application is progressing through the review process at the FDA as would be expected for an application granted priority review. Accordingly, the Company expects that Crinone will be approved on a timely basis. The foregoing are forward looking statements which could be impacted by when the FDA and other approvals are received, when Wyeth-Ayerst launches the product, the marketing support Wyeth-Ayerst gives to the product and the ultimate acceptance of Crinone by the consumers, all of which the Company has limited ability to influence.

        As of December 31, 1996, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

        Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $100,000 on additional equipment at its suppliers during 1997.

        As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $48 million to offset its future U.S. taxable income.

        In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 1996 and 1995, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $17 million and $14 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996 VERSUS DECEMBER 31, 1995 VERSUS DECEMBER 31, 1994

        Sales decreased in 1996 as compared to 1995 because Warner-Lambert did not order any Replens during 1996, combined with the fact that 1995 sales included the initial stocking orders of Legatrin PM. Sales increased in 1995 as compared to 1994 primarily as a result of Advantage 24 being available on drug store shelves throughout the U.S., renewed sales activity from the Company's OTC segment, including the introduction of Advanced Formula Legatrin PM, as well as revenue from a research agreement which began in late 1994.

        Gross profit as a percentage of sales was higher in 1995 as compared to 1996 and 1994 primarily as a result of a change in product mix sold. Specifically, 1995 sales includes approximately $600,000 of revenue from a research agreement which agreement had a higher gross profit than that earned on the sale of the Company's pharmaceutical products. No similar revenues were recorded in 1996 and 1994.

        Selling and distribution expenses increased in 1995 as a result of the costs associated with the introduction of Legatrin PM. The Company's strategic alliance partners are responsible for all marketing and distribution costs of Crinone, Advantage 24 and Replens in their territories. There can be no assurance that any of the companies with whom the Company has entered into these agreements will aggressively or successfully market the products. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

        Research and development expenditures have increased in 1996 as compared to 1995 and 1994 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Applications in the United States.

        License fees primarily represent upfront and milestone payments received in connection with the licensing agreement with AHP.

        Interest income increased in 1996 as a result of interest earned on the monies received in the private placement completed in March 1996.

        Interest expense decreased in 1995 primarily as a result of the repayment of debt in late 1994 and early 1995 through the issuance of Common Stock.

        As a result, the net loss for 1996 was $13,078,984 or $.47 per share as compared to net losses in 1995 of $959,472 or $.04 per share and $12,993,889 or $.58 per share in 1994.

IMPACT OF INFLATION

        Sales revenues, manufacturing costs, selling and distribution expenses, general and administrative expenses and research and development costs tend to reflect the general inflationary trends.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company are annexed to this report on pages F-1 through F-17. An index to the financial statements appears on page F-1. The financial statement schedules are also annexed to this report on pages S-1 through S-3. An index to the financial statement schedules appears on page S-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers and directors of the Company as of February 28, 1997 are as follows:

        NAME                AGE          POSITION
        ----                ---          --------

William J. Bologna          54      Chairman of the Board

Nicholas A. Buoniconti      56      Vice Chairman of the Board and Chief
                                    Operating Officer

Norman M. Meier             57      President, Chief Executive Officer and
                                    Director

Margaret J. Roell           37      Vice President--Finance and Administration,
                                    Chief Financial Officer, Secretary and
                                    Treasurer

Dominique de Ziegler, MD    49      Vice President--Pharmaceutical Development

Annick Blondeau, Ph.D.      51      Vice President--Regulatory Affairs

Jean Carvais                69      Director

Irwin L. Kellner, Ph.D.     58      Director

Lila E. Nachtigall, M.D.    63      Director

Robert C.  Strauss          55      Director


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

        NICHOLAS A. BUONICONTI has been a director of the Company since June 1991 and was elected Vice Chairman and Chief Operating Officer of the Company in April 1992. Mr. Buoniconti, an attorney, is a member of the Massachusetts and Florida Bar. From January 1990 to April 1992, he was a member of the law firm of Nicholas A. Buoniconti, P.A. He held the position of President and Chief Operating Officer of UST, a Fortune 500 company, from May 1987 to December 1989. From 1985 to 1987, Mr. Buoniconti served as President and Chief Operating Officer of U.S. Tobacco (which changed its name to UST), as well as serving on the Board of Directors from 1978 to 1989. He has served as a member of the Board of Directors of the Miami Project to Cure Paralysis, and is heavily involved in the fund-raising efforts for the Project through the Marc Buoniconti Fund, named for his son. Mr. Buoniconti is a former All-Pro linebacker for the Miami Dolphins. Since 1978, he has co-hosted "Inside the NFL" on the Home Box Office cable network. Mr. Buoniconti is also a director of American Bankers Insurance Co. and The Sports Authority.

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

        MARGARET J. ROELL has been Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company since 1991. Ms. Roell was employed by Arthur Andersen & Co., independent public accountants, from 1981 to 1991 and was an audit manager with Arthur Andersen & Co. from 1986 to 1991.

        DOMINIQUE DE ZIEGLER, M.D. has been Vice President--Pharmaceutical Development of the Company since January 1996. Dr. de Ziegler has been employed by the Company since 1992 as Director of Research Development. In addition, from 1988 through 1991, Dr. de Ziegler was an Associate Professor at the Department of Obstetrics and Gynecology, Hospital A. Beclere in Clamart, France. In 1990, Dr. de Ziegler became a Dipolmat of the American Board of Obstetrics and Gynecology, Reproductive Endocrinology and Infertility. Dr. de Ziegler is a member of the American Fertility Society, the American Society for Reproductive Endocrinogolists, The American Endocrine Society, the Society of Gynecologic Investigation and the Association Francaise poour l'Etude de la Menopause. Dr. de Zeigler has also been a journal editor and an "ad hoc" reviewer for Fertility Sterility, Human Reproduction, The Journal of In Vitro Fertilization and Embryo Transfer, Contraception Fertilite Sexualite and Reproduction Humaine et Hormone.

        ANNICK BLONDEAU, PH. D. has been Vice President--Regulatory Affairs since June 1996. Dr. Blondeau has been employed by the Company since 1993 as Director of Regulatory Affairs. From 1984 through 1993, Dr. Blondeau was responsible for all of the international filings for Debat Centre R&D Garches, a large French pharmaceutical company. Dr. Blondeau also worked at Pfizer as Head of the Pharmacology Department. Dr. Blondeau received her doctorate in pharmacology and physiology from the Faculte des Sciences de Potiers France in 1971.

        JEAN CARVAIS has been a director of the Company since October 1996. Since 1984, Dr. Carvais has been an independent consultant in the pharmaceutical industry. Prior to that time, Dr. Carvais was President of The Research Institute of Roger Bellon, S.A., now a division of Rhone-Poulenc Rorer. As such, he was involved in the development of a line of anti-cancer drugs, including Bleomycin and Adriamycin, as well as a new line of antibiotics and quinolones. Following the acquisition of Roger Bellon, S.A., Dr. Carvais became a member of Rhone-Poulene's central research committee which directs the company's worldwide research and development activities. Dr. Carvais is also a director of Imclone Systems Incorporated.

        IRWIN L. KELLNER, PH.D. has been a director of the Company since May 1988. Since March 1997, Dr. Kellner has been an independent consultant. From 1996 through February 1997, Dr. Kellner was the Chief Economist for the Chase Manhattan's Regional Bank. From 1991 through 1996, Dr. Kellner held the same position with Chemical and Manufacturers Hanover, Chase's predecessor organizations. Dr. Kellner has been employed by the Bank since 1970. Dr. Kellner, a past president of the Forecasters Club of New York and the New York Association of Business Economists, holds membership, and has held a variety of posts, in several professional associations, including the American Economic Association, American Statistical Association and the National Association of Business Economists. His other board memberships include the Children's AIDS Network, North Shore University Hospital, the Don Monti Memorial Research Foundation and Touro College's Barry Z. Levine School of Health Sciences.

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

        ROBERT C. STRAUSS has been a director of the Company since January 1997. Since March 1997, Mr. Strauss has been President of IVAX Corporation. From 1987 through February 1997, Mr. Strauss was President and Chief Executive Officer of Cordis Corporation, which was acquired by Johnson & Johnson in 1996. From 1983 through 1987, Mr. Cordis was Vice President and Chief Financial Officer of Cordis Corporation. Mr. Strauss is also a director of American Bankers Insurance Co.

        During 1996, Messers. Bologna and Meier, Drs. Blondeau and de Ziegler and Ms. Roell each had one late filing of a Form 4.

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

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION    LONG-TERM COMPENSATION
                                     -------------------    ----------------------
                                                                  SECURITIES
                                                                  UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR         SALARY                 OPTIONS (1)
---------------------------   ----        --------                -----------
Norman M. Meier               1996        $250,000                  150,000
 President and Chief          1995         218,000                   50,000
 Executive Officer            1994         180,000                  470,000

William J. Bologna            1996         250,000                  150,000
 Chairman of the Board        1995         218,000                   50,000
                              1994         180,000                  470,000

Nicholas A. Buoniconti        1996         200,000                      -
 Vice Chairman and            1995         167,500                   50,000
 Chief Operating Officer      1994         135,000                  910,000

Margaret J. Roell             1996         135,000                   25,000
 Vice President -             1995         120,000                   15,000
 Finance & Administration     1994         120,000                      -
 Chief Financial Officer

Dominique de Ziegler          1996         203,500                   15,000
 Vice President-              1995         203,500                   25,000
 Pharmaceutical               1994         203,500                      -
 Development


                                             OPTION GRANTS DURING 1996

                             NUMBER OF   % OF TOTAL
                            SECURITIES    OPTIONS                                GRANT
                            UNDERLYING   GRANTED TO   EXERCISE                   DATE
                              OPTIONS    EMPLOYEES     PRICE     EXPIRATION     PRESENT
NAME                          GRANTED     IN 1996      ($/SH)      DATE         VALUE(1)
----                        ----------   ----------   --------   ----------     ---------
Norman M. Meier               150,000       21%       $ 8.06      1/8/2006      $688,935

William J. Bologna            150,000       21%        11.13      8/1/2006       902,190

Nicholas A. Buoniconti            -          -           -          -               -

Margaret J. Roell              25,000        4%        12.13     10/2/2006       136,385

Dominique de Ziegler           15,000        2%        12.13     10/2/2006        81,831

--------------------------------
 (1) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:
       (i) an exercise price equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of three years, (iii) an interest rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the expected option term, (iv) volatility of 60% calculated using daily stock prices for the one-year period prior to the grant date and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.


    AGGREGATED OPTION EXERCISES DURING 1996 AND FISCAL YEAR END OPTION VALUES

                                                        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                           OPTIONS AT                       OPTIONS AT
                       SHARES ACQUIRED    VALUE          DECEMBER 31, 1996               DECEMBER 31, 1996
NAME                      ON EXERCISE    REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----                   ---------------   --------   -----------    -------------   -----------     -------------
Norman M. Meier                 -        $  -         520,000        150,000       $5,118,900         $966,000

William J. Bologna              -           -         520,000        150,000        5,118,900          505,500

Nicholas A. Buoniconti          -           -         960,000           -           9,541,700             -

Margaret J. Roell               -           -         125,000         35,000        1,117,250          149,250

Dominique de Ziegler            -           -          65,000         30,000          544,250          170,550

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       As of February 28, 1997, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

             NAME OF                        SHARES, NATURE OF INTEREST
        BENEFICIAL OWNER             AND PERCENTAGE OF EQUITY SECURITIES(1)
        ----------------             --------------------------------------

Norman M. Meier(3)                            1,345,800            4.7%
William J. Bologna(2)                         2,428,632            8.5%
Nicholas A. Buoniconti(3)                     1,040,000            3.6%
Margaret J. Roell(3)                            125,200             *
Dominique de Ziegler(3)                          65,000             *
Annick Blondeau(3)                               32,500             *
Jean Carvais                                       -                *
Irwin L. Kellner(3)                             101,500             *
Lila E. Nachtigall(3)                            32,000             *
Robert C. Strauss                                 1,000             *
Officers and directors as a group (10 people) 5,171,632           17.0%

*       Represents less than 1 percent.

(1) Includes shares issuable upon exercise of both options and warrants which are currently exercisable or which may be acquired within 60 days and shares issuable upon conversion of the Series A and Series B Preferred Stock (12.36 for the Series A Preferred Stock and 20.57 for the Series B Preferred Stock).

(2) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock. Includes 520,000 shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days. Includes 198,062 shares beneficially owned by Mr. Bologna's spouse.

(3) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 670,000 shares with respect to Mr. Meier, 960,000 shares with respect to Mr. Buoniconti, 125,000 shares with respect to Ms. Roell, 65,000 shares with respect to Dr. de Ziegler, 32,500 shares with respect to Dr. Blondeau, 62,000 shares with respect to Dr. Kellner and 32,000 shares with respect to Dr. Nachtigall.

        As of February 28, 1997, the following table sets forth information regarding the number and percentage of Common Stock held by all persons who are known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

                             NUMBER OF SHARES
    NAME AND ADDRESS        BENEFICIALLY OWNED      PERCENT OF CLASS
    ----------------        ------------------      ----------------

Strome Susskind Investment
  Management, L.P. (1)
100 Wilshire Blvd.
Santa Monica,  CA                2,694,185               9.6%

 (1)  Based on information included on Schedule 13G dated February 13, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1993, the Company loaned Messrs. Meier and Bologna, $80,000 and $110,350, respectively. The notes, which bear interest at 10% per annum and are unsecured but with full recourse, were due on or before December 7, 1996. The due dates of these notes have subsequently been extended through December 7, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

EXHIBITS

 3.1    --     Restated Certificate of Incorporation of the Company, as
               amended2/
 3.2    --     By-laws of Company1/
10.1    --     Employment Agreement dated as of January 1, 1996, between the
               Company and Norman M. Meier8/
10.2    --     Employment Agreement dated as of January 1, 1996, between the
               Company  and William J. Bologna8/
10.3    --     1988 Stock Option Plan, as amended, of the Company6/
10.4    --     1996 Long-term Performance Plan9/
10.5    --     License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19914/
10.6    --     Asset Purchase, License and Option Agreement, dated November 22,
               19892/
10.7    --     Employment Agreement dated as of April 15, 1992, between the
               Company and Nicholas A. Buoniconti5/
10.8    --     License and Supply Agreement for Crinone between Columbia
               Laboratories, Inc. (Bermuda) Ltd. and American Home Products
               dated as of May 21, 19957/
21      --     Subsidiaries of the Company
23      --     Consent of Independent Certified Public Accountants


1/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-22062-A) declared effective on July 28, 1988.

2/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

3/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

4/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

5/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-35723) declared effective on May 28, 1992.

6/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

7/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

8/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

9/ Incorporated by reference to the Registrant's Proxy Statement dated August 26, 1996.

REPORTS ON FORM 8-K

        On February 12, 1997, the Company filed a Form 8-K stating that it had received notification from the U.S. Food and Drug Administration approving the Company's Treatment Protocol under its IND for the use of Crinone in assisted fertility procedures.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                           PAGE
                                                                           ----


Report of Independent Certified Public Accountants                         F-2


Consolidated Balance Sheets
  As of December 31, 1996 and 1995                                         F-3


Consolidated Statements of Operations
  for the Three Years Ended December 31, 1996                              F-5


Consolidated Statements of Stockholders' Equity
  for the Three Years Ended December 31, 1996                              F-6


Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 1996                              F-8


Notes to Consolidated Financial Statements                                 F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Miami, Florida,
   February 7, 1997.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                     ------




                                                           1996         1995
                                                       ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents, of which $3,049,036 is
     interest bearing as of December 31, 1996          $3,561,794    $1,628,952

  Accounts receivable, net of allowance
    for doubtful accounts of $97,275
    and $105,437 in 1996 and 1995, respectively         1,261,478     1,266,964
  Inventories                                             943,143       953,913
  Prepaid expenses                                        151,400       213,723
                                                       ----------    ----------
    Total current assets                                5,917,815     4,063,552
                                                       ----------    ----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                  172,524        74,303
  Machinery and equipment                               2,166,289     1,571,246
  Furniture and fixtures                                  170,881       131,670
                                                       ----------    ----------
                                                        2,509,694     1,777,219
  Less-Accumulated depreciation
    and amortization                                    1,276,056       855,126
                                                       ----------    ----------
                                                        1,233,638       922,093
                                                       ----------    ----------

INTANGIBLE ASSETS, net                                  1,341,757     1,563,817

OTHER ASSETS                                            1,486,887     1,137,208
                                                       ----------    ----------
                                                       $9,980,097    $7,686,670
                                                       ==========    ==========

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           1996            1995
                                                       ------------    ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                    $       --      $    156,751
  Accounts payable                                        2,891,502       3,423,339
  Accrued expenses                                          892,456         956,647
  Deferred revenue                                        1,093,524       1,081,522
  Estimated liability for returns and allowances            320,484         413,899
                                                       ------------    ------------
      Total current liabilities                           5,197,966       6,032,158
                                                       ------------    ------------


OTHER LONG-TERM LIABILITIES                                 108,693          98,079

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized;
     Series A Convertible Preferred Stock, 1,323
     shares issued and outstanding in 1996 and
     1995, respectively (liquidation preference of
     $132,300 at December 31, 1996)                              13              13
     Series B Convertible Preferred Stock, 1,630 and
     1,750 shares issued and outstanding in 1996 and
     1995, respectively (liquidation preference of
     $163,000 at December 31, 1996)                              16              18
  Common stock, $.01 par value; 40,000,000
    shares authorized; 28,071,596 and 25,982,373
    shares issued and outstanding in 1996 and 1995,
    respectively                                            280,716         259,824
  Capital in excess of par value                         89,254,885      73,067,014
  Accumulated deficit                                   (84,891,812)    (71,812,828)
  Cumulative translation adjustment                          29,620          42,392
                                                       ------------    ------------
    Total stockholders' equity                            4,673,438       1,556,433
                                                       ------------    ------------
                                                       $  9,980,097    $  7,686,670
                                                       ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                   1996           1995            1994
                               ------------    -----------    ------------
NET SALES                      $  5,646,031    $ 9,904,633    $  8,769,064

COST OF GOODS SOLD                3,517,163      5,430,458       5,539,424
                               ------------    -----------    ------------
    Gross profit                  2,128,868      4,474,175       3,229,640
                               ------------    -----------    ------------

OPERATING EXPENSES:
  Selling and distribution        3,012,089      2,897,312       2,036,353
  General and administrative      3,493,621      2,870,416       2,799,863
  Research and development       10,942,065      7,812,488       8,976,047
                               ------------    -----------    ------------
    Total operating expenses     17,447,775     13,580,216      13,812,263
                               ------------    -----------    ------------

    Loss from operations        (15,318,907)    (9,106,041)    (10,582,623)
                               ------------    -----------    ------------

OTHER INCOME (EXPENSE):
  License fees                    2,018,205      8,054,883         174,741
  Interest income                   359,224        135,799          61,030
  Interest expense                  (22,041)      (178,592)     (2,479,610)
  Other, net                       (115,465)       134,479        (167,427)
                               ------------    -----------    ------------
                                  2,239,923      8,146,569      (2,411,266)
                               ------------    -----------    ------------

    Net loss                   $(13,078,984)   $  (959,472)   $(12,993,889)
                               ============    ===========    ============

NET LOSS PER COMMON SHARE      $      (0.47)   $     (0.04)   $      (0.58)
                               ============    ===========    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      27,615,000     25,487,000      22,530,000
                               ============    ===========    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                Series A        Series B
                              Convertible      Convertible
                            Preferred Stock  Preferred Stock      Common Stock
                            ---------------- ---------------  -------------------
                            Number            Number            Number            Capital in               Cumulative
                              of                 of               of               Excess of  Accumulated  Translation
                            Shares   Amount   Shares  Amount    Shares    Amount   Par Value    Deficit     Adjustment     Total
                            ------  --------  ------  ------  ---------- -------- ----------- ------------ -----------  -----------
BALANCE, January 1, 1994     1,915    $ 19     7,750   $  77  22,155,906 $221,559 $58,926,490 $(57,859,467)  $186,210   $ 1,474,888
Issuance of common stock      -         -         -       -      126,061    1,261     525,739         -          -          527,000
Options exercised             -         -         -       -       20,000      200      28,600         -          -           28,800
Warrants exercised            -         -         -       -    1,060,000   10,600   3,714,400         -          -        3,725,000
Conversion of debt            -         -         -       -      293,710    2,937   1,025,048         -          -        1,027,985
Conversion of preferred       (400)     (4)   (5,750)    (57)    123,220    1,232     (1,171)         -          -             -
stock
Accumulated dividends on
  preferred stock             -         -         -       -         -        -       (12,599)         -          -         (12,599)
Translation adjustment        -         -         -       -         -        -           -            -        30,437       30,437
Net loss                      -         -         -       -         -        -           -     (12,993,889)      -     (12,993,889)
                           -------  --------- ------  ------  ---------- -------- ----------- ------------  ---------  -----------
BALANCE,  December 31,       1,515      15     2,000      20  23,778,897  237,789  64,206,507  (70,853,356)   216,647   (6,192,378)
1994
Issuance of common stock      -         -         -       -      112,611    1,127     639,519         -          -         640,646
Options exercised             -         -         -       -      161,000    1,610     757,828         -          -         759,438
Warrants exercised            -         -         -       -      227,118    2,271   1,152,110         -          -       1,154,381
Conversion of debt            -         -         -       -    1,695,232   16,952   6,322,457         -          -       6,339,409
Conversion of preferred       (192)     (2)     (250)     (2)      7,515       75         (71)        -          -            -
stock
Accumulated dividends on
  preferred stock             -         -         -       -         -        -        (11,336)        -          -         (11,336)
Translation adjustment        -         -         -       -         -        -           -            -      (174,255)    (174,255)
Net loss                      -         -         -       -         -        -           -        (959,472)      -        (959,472)
                           -------  --------- ------  ------  ----------  ------- ----------- ------------  ---------  -----------
BALANCE, December 31, 1995   1,323      13     1,750      18  25,982,373  259,824  73,067,014  (71,812,828)    42,392    1,556,433

                                   (Continued)


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                   (Continued)


                                        Series A           Series B
                                      Convertible        Convertible
                                    Preferred Stock    Preferred Stock          Common Stock
                                    ---------------    ---------------    ----------------------
                                    Number             Number               Number
                                      of                 of                   of
                                    Shares   Amount    Shares   Amount      Shares        Amount
                                    ------   ------    ------   ------    ----------  ----------
BALANCE,  January 1, 1996           1,323   $   13     1,750    $  18     25,982,373  $  259,824
Issuance of common stock             --       --        --       --        1,358,000      13,580
Options exercised                    --       --        --       --          253,374       2,534
Warrants exercised                   --       --        --       --          475,382       4,754
Conversion of preferred
 stock                               --       --        (120)      (2)         2,467          24
Accumulated dividends on
 preferred stock                     --       --        --       --             --          --
Translation adjustment               --       --        --       --             --          --
Net loss                             --       --        --       --             --          --
                                   ------   ------     -----    -----     ----------  ----------
BALANCE, December 31, 1996          1,323   $   13     1,630    $  16     28,071,596     280,716
                                   ======   ======     =====    =====     ==========  ==========


                             (RESTUBBED FROM ABOVE)


                                Capital in                    Cumulative
                                 Excess of    Accumulated     Translation
                                 Par Value      Deficit       Adjustment       Total
                               -----------    ------------    -----------   -----------
BALANCE,  January 1, 1996      $73,067,014    $(71,812,828)     $ 42,392    $  1,556,433
Issuance of common stock        12,220,519            --            --        12,234,099
Options exercised                1,651,872            --            --         1,654,406
Warrants exercised               2,326,116            --            --         2,330,870
Conversion of preferred
 stock                                 (22)           --            --              --
Accumulated dividends on
 preferred stock                   (10,614)           --            --           (10,614)
Translation adjustment                --              --         (12,772)        (12,772)
Net loss                              --       (13,078,984)         --       (13,078,984)
                               -----------    ------------    -----------    ------------
BALANCE, December 31, 1996     $89,254,885    $(84,891,812)   $    29,620    $  4,673,438
                               ===========    ============    ===========    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                       1996           1995          1994
                                                   ------------    ---------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(13,078,984)   $(959,472)   $(12,993,889)

Adjustments to reconcile net loss to net
 cash used in operating activities-
   Depreciation and amortization                        848,469      520,066         440,496
   Provision for (recovery of) doubtful accounts         (8,162)       7,067          (3,030)
   Provision for (recovery of) returns and              (82,718)      37,445         168,215
    allowances
   Write-down of inventories                             77,380      251,043         888,277
   Interest expense                                        --        (19,035)      1,738,635

Changes in assets and liabilities-
 (Increase) decrease in:
    Accounts receivable                                (228,558)    (429,570)         43,773
    Inventories                                         (66,610)     (87,713)        868,688
    Prepaid expenses                                    (38,383)     (54,454)         78,365
    Other assets                                       (304,561)     (74,615)         20,548

  Increase (decrease) in:
    Accounts payable                                   (491,797)     239,589       1,171,080
    Accrued expenses                                     57,650      215,748        (616,010)
    Deferred revenue                                     (8,902)    (157,410)       (387,993)
    Estimated liability for returns and
      allowances                                        (10,697)     (10,621)        (92,287)
                                                   ------------    ---------    ------------
      Net cash used in operating activities         (13,335,873)    (521,932)     (8,675,132)
                                                   ------------    ---------    ------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                   (Continued)

                                                       1996          1995          1994
                                                   -----------    ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               $  (750,763)   $ (309,091)   $ (275,210)

                                                   -----------    ----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable and long-term debt      (156,751)      (91,954)       (37,527)
  Proceeds from issuance of common stock            12,234,099        78,146        500,000
  Proceeds from exercise of options and warrants     3,985,276     1,913,819      3,753,800
                                                   -----------    ----------    -----------
    Net cash provided by financing activities       16,062,626     1,900,011      4,216,273

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (43,148)     (129,785)       142,989
                                                   -----------    ----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   1,932,842       939,203     (4,591,080)

CASH AND CASH EQUIVALENTS,
  beginning of year                                  1,628,952       689,749      5,280,829
                                                   -----------    ----------    -----------

CASH AND CASH EQUIVALENTS,
  end of year                                      $ 3,561,794    $1,628,952    $   689,749

                                                   ===========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                    $    24,124    $  107,132    $   573,338
                                                   ===========    ==========    ===========

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                   (Continued)


SUPPLEMENTAL SCHEDULE OF NONCASH
 OPERATING AND FINANCING ACTIVITIES:

    During 1995 and 1994, the Company repaid $6,339,409 and $1,027,985, respectively, of long-term debt and accrued interest through the issuance of 1,695,232 and 293,710 shares, respectively, of Common Stock.

    During 1994, the Company issued 5,008 shares of Common Stock, in payment of consulting fees, which totaled $27,000. During 1995, the Company issued 95,000 shares of Common Stock in payment of legal fees aggregating $562,500.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop unique pharmaceutical products that treat female specific diseases and conditions including menopause, fertility, contraception, sexually transmitted diseases, premenstrual syndrome and dysmenorrhea. Columbia's products primarily utilize the Company's patented bioadhesive delivery technology.

    PRINCIPLES OF CONSOLIDATION-

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    ACCOUNTING ESTIMATES-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FOREIGN CURRENCY-

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of stockholders' equity.

    INVENTORIES-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                              DECEMBER 31,
                                        -----------------------
                                          1996           1995
                                        --------       --------
Finished goods                          $448,770       $831,794
Raw materials                            494,373        122,119
                                        --------       --------
                                        $943,143       $953,913
                                        ========       ========

    PROPERTY AND EQUIPMENT-

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

                                                      YEARS
                                                      -----

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

Deposits on manufacturing equipment totaling approximately $1.1 million and $1 million as of December 31, 1996 and 1995, respectively, are included in other assets in the accompanying consolidated balance sheets.

    INTANGIBLE ASSETS-

Intangible assets consist of the following:
                                                     DECEMBER 31,
                                           ---------------------------------
                                               1996                 1995
                                           ------------         ------------
       Patents                             $  2,600,000         $  2,600,000
       Trademarks                               341,000              341,000
                                           ------------         ------------
                                              2,941,000            2,941,000
       Less accumulated amortization         (1,599,243)          (1,377,183)
                                            ----------          ------------
                                           $  1,341,757         $  1,563,817
                                           ============         ============

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years.

    LONG-LIVED ASSETS-

Following the acquisition of any long-lived assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the long-lived asset may warrant revision or that the remaining balance of the long-lived asset may not be recoverable. When factors indicate that a long-lived asset may be impaired, the Company uses an estimate of the underlying product's undiscounted net income, including amounts to be received over the remaining life of the long-lived asset from license fees, royalty income, and related deferred revenues, in measuring whether the long-lived asset is recoverable. Unrecoverable amounts are charged to operations.

    INCOME TAXES-

As of December 31, 1996, the Company has U.S. tax net operating loss carryforwards of approximately $48 million which expire through 2011. The Company also has unused tax credits of approximately $782,000 which expire at various dates through 2005. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code.

As of December 31, 1996 and 1995, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $17 million and $14 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved for as their ultimate realizability is not assured.

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

    STOCK-BASED COMPENSATION-

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosure of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the three years ended December 31, 1996, the Company recognized compensation costs under the provisions of APB No. 25, and for the years ended December 31, 1996 and 1995, the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 3).


(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, during 1995 the Company received $8 million in milestone payments. An additional $2 million in milestone payments was received during 1996. The Company expects to receive additional milestone payments and a percentage of AHP's sales of Crinone.

The Company has also entered into strategic alliance agreements for the marketing and distribution of Replens and Advantage 24 with various pharmaceutical companies. Pursuant to these agreements, the Company has received advance payments, of which $1,093,524 and $1,081,522, respectively, are reflected as deferred revenue in the accompanying December 31, 1996 and 1995 consolidated balance sheets. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

(3) STOCKHOLDERS' EQUITY:

     PREFERRED STOCK-

In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly and each share is convertible into 12.36 shares of Common Stock. As of December 31, 1996 and 1995, dividends of $108,693 and $98,079, respectively, have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

     WARRANTS-

As of December 31, 1996, the Company had warrants outstanding for the purchase of 270,400 shares of Common Stock. Information on outstanding warrants is as follows:

                      EXERCISE
                       PRICE
                      --------
                       $ 4.38                 150,000
                         4.88                  35,000
                         5.25                   3,500
                         5.63                   7,000
                         5.88                   7,000
                        10.78                  67,900
                                              -------
                                              270,400
                                              =======

All of the warrants, except 15,000 of the $4.88 warrants, were exercisable on December 31, 1996.

     STOCK OPTION PLAN-

All employees, officers, directors and consultants of the Company or any subsidiary were eligible to participate in the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "Plan"). Under the Plan, a total of 5,000,000 shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options will be granted pursuant to this Plan.

In October 1996, the Company adopted the 1996 Long-term Performance Plan ("Performance Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. Pursuant to the Performance Plan, an aggregate of 3,000,000 shares of Common Stock have been reserved for issuance.

A summary of the status of the Company's two stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                                     1996                          1995
                                             ----------------------       ---------------------
                                                           WEIGHTED                    WEIGHTED
                                                           AVERAGE                     AVERAGE
                                                           EXERCISE                    EXERCISE
                                               SHARE         PRICE          SHARES       PRICE
                                             ---------     --------       ---------    --------
Outstanding at beginning of year             3,176,646      $ 5.37        3,276,320     $ 5.67
Granted                                        699,000       10.41          321,500       7.25
Exercised                                     (253,374)       6.53         (161,000)      4.72
Forfeited                                      (31,000)       6.80         (260,174)     11.92
                                             ---------                    ---------
Outstanding at end of year                   3,591,272        6.25        3,176,646       5.37
                                             =========                    =========

Options exercisable at year end              2,808,772                    2,713,809
                                             =========                    =========

The following table summarizes information about stock options outstanding at December 31, 1996:

  RANGE OF              NUMBER            REMAINING      AVERAGE             NUMBER           AVERAGE
  EXERCISE            OUTSTANDING        CONTRACTUAL     EXERCISE         EXERCISABLE         EXERCISE
   PRICES        AT DECEMBER 31, 1996        LIFE         PRICE       AT DECEMBER 31, 1996      PRICE
-------------    --------------------    -----------     --------     --------------------    --------
    $1.44                 1,000              1.94         $ 1.44                1,000          $ 1.44
    $4.38             1,850,000              7.74           4.38            1,850,000            4.38
$ 4.88-$ 7.25           882,748              7.04           6.10              784,248            6.18
$ 8.00-$12.13           750,000              8.73          10.06              116,000            8.64
$12.25-$16.03           107,524              6.04          13.33               57,524           14.27
                      ---------                                             ---------
$ 1.44-$16.03         3,591,272              7.72           6.26            2,808,772            5.26
                      =========                                             =========

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                            1996             1995
                                        ------------       ---------
Net loss            As reported         $(13,078,984)      $  (959,472)
                    Proforma             (16,648,154)       (2,284,148)
                                        ============       ===========

Loss per share      As reported         $      (0.47)      $     (0.04)
                    Proforma                    (.60)             (.09)
                                        ============       ===========

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) an interest rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 60% calculated using daily stock prices for the one-year period prior to the grant date and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

(4) COMMITMENTS AND CONTINGENCIES:

     LEASES-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 1996, 1995 and 1994 totaled $736,372, $365,995 and $461,489, respectively. Future minimum lease payments as of December 31, 1996 are as follows:

                     1997                $  715,059
                     1998                   523,665
                     1999                   141,857
                     2000                    87,072
                     2001                    53,802
                     Thereafter              19,852
                                         ----------
                                         $1,541,307
                                         ==========
     ROYALTIES-

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

In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb(/registered/), a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% of the net sales of Diasorb.

     EMPLOYMENT AGREEMENTS-

The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. The remaining terms of the employment agreements range from one to four years. Future base compensation to be paid under these agreements as of December 31, 1996 are as follows:

                     1997                  $  761,833
                     1998                     601,750
                     1999                     500,000
                     2000                     500,000
                                           ----------
                                           $2,363,583
                                           ==========

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. As a result of the Company's net losses, no amounts have been awarded to date.

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

(5) OTHER RELATED-PARTY TRANSACTION:

During 1993, the Company loaned two individuals who are officers, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum, were due on or before December 7, 1996. The notes and the related accrued interest, aggregating $230,354 as of December 31, 1995, are included in accounts receivable in the accompanying 1995 consolidated balance sheet. The due dates of these notes have subsequently been extended through December 7, 1999. Accordingly, as of December 31, 1996, the aggregate balance of $249,289 is included in other assets in the accompanying 1996 consolidated balance sheet.


(6) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. One customer accounted for approximately 21% and 27% of 1995 and 1994 consolidated net sales, respectively. Another customer accounted for approximately 18%, 16% and 14%, respectively, of 1996, 1995 and 1994 consolidated net sales. A third customer accounted for approximately 13%, 5% and 6% of 1996, 1995 and 1994 consolidated net sales, respectively. The following table shows selected information by geographic area:

                                       NET          LOSS FROM     IDENTIFIABLE
                                      SALES        OPERATIONS        ASSETS
                                    ----------    ------------    ------------
As of and for the year
 ended December 31, 1996-
 United States                      $4,434,410    $ (5,560,059)    $5,370,215
 Europe                              1,211,621      (9,758,848)     4,609,882
                                    ----------    ------------     -----------
                                    $5,646,031    $(15,318,907)    $9,980,097
                                    ==========    ============     ==========

As of and for the year
 ended December 31, 1995-
 United States                      $8,321,578    $ (2,451,702)    $2,989,278
 Europe                              1,583,055      (6,654,339)     4,697,392
                                    ----------    ------------     -----------
                                    $9,904,633    $ (9,106,041)    $7,686,670
                                    ==========    ============     ==========

As of and for the year
 ended December 31, 1994-

 United States                      $7,681,985   $ (2,798,773)     $3,153,159
 Europe                              1,087,079     (7,783,850)      3,654,405
                                    ----------   -------------     ----------
                                    $8,769,064   $(10,582,623)     $6,807,564
                                    ==========   ============      ==========

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES


                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                     PAGE
                                                                     ----



Report of Independent Certified Public Accountants                    S-2


Schedule II-Valuation and Qualifying Accounts and Reserves            S-3

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 7, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Miami, Florida,
  February 7, 1997.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                     CHARGED TO
                                       BALANCE AT   (CREDITED TO)                   BALANCE
                                       BEGINNING      COSTS AND                     AT END
                DESCRIPTION            OF PERIOD       EXPENSES     DEDUCTIONS     OF PERIOD
                -----------            ---------       --------     ----------     ---------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts       $105,437       $(8,162)       $  --         $ 97,275
                                        ========       =======        =======       ========



YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts       $ 98,370       $ 7,067        $  --         $105,437
                                        ========       =======        =======       =======



YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts       $110,015       $(3,030)       $(8,615)      $ 98,370
                                        ========       =======        =======       ========

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COLUMBIA LABORATORIES, INC.

Date: MARCH 20, 1997                      By:/s/ MARGARET J. ROELL
                                             ---------------------
                                             Margaret J. Roell, Vice President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NORMAN M. MEIER          President, Chief Executive         March 25, 1997
-------------------
Norman M. Meier              Officer, Director
                             (Principal Executive Officer)

/s/ WILLIAM J. BOLOGNA       Chairman of the Board of           March 21, 1997
-------------------------    Directors
William J. Bologna

/s/ NICHOLAS A. BUONICONTI   Vice Chairman of the Board         March 25, 1997
--------------------------   of Directors
Nicholas A. Buoniconti

/s/ MARGARET J. ROELL        Vice President-Finance and         March 20, 1997
--------------------         Administration, Chief Financial
Margaret J. Roell            Officer, Treasurer and
                             Secretary (Principal Financial
                             and Accounting Officer)


/s/ JEAN CARVAIS             Director                           March 22, 1997
----------------
Jean Carvais

/s/ IRWIN L. KELLNER         Director                           March 21, 1997
--------------------
Irwin L. Kellner

/s/ LILA E. NACHTIGALL       Director                           March 24, 1997
----------------------
Lila E. Nachtigall

/s/ ROBERT C. STRAUSS        Director                           March 25, 1997
---------------------
Robert C. Strauss

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

  21      --             Subsidiaries of the Company
  23      --             Consent of Independent Certified Public Accountants
  27      --             Financial Data Schedule