Form 10-Q
period 1997-03-31
COLUMBIA LABORATORIES INC
filed 1997-05-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of April 30, 1997: 28,273,672

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

                                    2 of 11


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                  MARCH 31,         DECEMBER 31,
                                                                    1997               1996
                                                                ------------        ------------
                                                                (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                                  $  1,421,115        $  3,561,794
     Accounts receivable, net                                      1,108,537           1,261,478
     Inventories                                                   1,153,999             943,143
     Prepaid expenses                                                223,740             151,400
                                                                ------------        ------------
        Total current assets                                       3,907,391           5,917,815

   Property and equipment, net                                     1,206,717           1,233,638
   Intangible assets, net                                          1,286,242           1,341,757
   Other assets                                                    1,628,060           1,486,887
                                                                ------------        ------------
                                                                $  8,028,410        $  9,980,097
                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable                                           $  2,993,894        $  2,891,502
     Accrued expenses                                                692,546             892,456
     Deferred revenue                                              1,314,145           1,093,524
     Estimated liability for returns
      and allowances                                                 315,659             320,484
                                                                ------------        ------------
       Total current liabilities                                   5,316,244           5,197,966
                                                                ------------        ------------

Other long-term liabilities                                          110,942             108,693

Stockholders' equity-
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 973 and
        1,323 shares issued and outstanding in 1997
        and 1996, respectively                                            10                  13
       Series B Convertible Preferred Stock, 1,630
        shares issued and outstanding in 1997
        and 1996                                                          16                  16
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,071,596 and 28,273,672 shares
      issued and outstanding in 1997 and 1996,
      respectively                                                   282,737             280,716
    Capital in excess of par value                                90,176,601          89,254,885
    Accumulated deficit                                          (87,895,900)        (84,891,812)
    Cumulative translation adjustment                                 37,760              29,620
                                                                ------------        ------------
       Total stockholders' equity                                  2,601,224           4,673,438
                                                                ------------        ------------
                                                                $  8,028,410        $  9,980,097
                                                                ============        ============

            See notes to condensed consolidated financial statements

                                    3 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                                1997                 1996
                                           ------------         ------------

NET SALES                                  $  1,365,881         $  1,322,966

COST OF GOODS SOLD                            1,025,282              593,395
                                           ------------         ------------
         Gross profit                           340,599              729,571
                                           ------------         ------------


OPERATING EXPENSES:
    Selling and distribution                    659,102              626,170
    General and administrative                  738,593              880,867
    Research and development                  2,412,552            2,403,677
                                           ------------         ------------
        Total operating expenses              3,810,247            3,910,714
                                           ------------         ------------

        Loss from operations                 (3,469,648)          (3,181,143)
                                           ------------         ------------

OTHER INCOME (EXPENSE):
    License fees                                500,000            1,500,000
    Interest income                              27,308               47,041
    Interest expense                               --                 (3,632)
    Other, net                                  (61,748)              (2,941)
                                           ------------         ------------
                                                465,560            1,540,468
                                           ------------         ------------

        Net loss                           $ (3,004,088)        $ (1,640,675)
                                           ============         ============

NET LOSS PER COMMON SHARE                  $       (.11)        $       (.06)
                                           ============         ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   28,142,000           26,485,000
                                           ============         ============


            See notes to condensed consolidated financial statements

                                    4 OF 11


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                              1997                  1996
                                                         ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $ (3,004,088)          $ (1,640,675)
  Adjustments to reconcile net loss to net
   cash used for operating activities-
    Depreciation and amortization                             206,951                124,847

    Changes in assets and liabilities
     (Increase) decrease in:
        Accounts receivable                                   360,478               (166,432)
        Inventories                                          (210,855)               117,278
        Prepaid expenses                                      143,916                146,320
        Other assets                                         (445,793)                63,240

      Increase (decrease) in:
        Accounts payable                                      152,525             (1,059,689)
        Accrued expenses                                     (388,034)              (109,694)
        Deferred revenue                                      240,999                (12,052)
        Estimated liability for returns
          and allowances                                       (4,824)                (7,332)
                                                         ------------           ------------

    Net cash used for operating activities                 (2,948,725)            (2,544,189)
                                                         ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (103,136)               (26,750)
                                                         ------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                    --                  (17,242)
  Proceeds from issuance of common stock                         --               12,205,950
  Proceeds from exercise of options and warrants              925,980              2,054,189
                                                         ------------           ------------

    Net cash provided by financing activities                 925,980             14,242,897
                                                         ------------           ------------

                                   (Continued)

                                    5 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                THREE MONTHS ENDED MARCH 31,
                                                  1997                1996
                                              ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (14,798)           (16,774)
                                              ------------       ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          (2,140,679)        11,655,184

CASH AND CASH EQUIVALENTS,
  beginning of period                            3,561,794          1,628,951
                                              ------------       ------------

CASH AND CASH EQUIVALENTS,
  end of period                               $  1,421,115       $ 13,284,135
                                              ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period           $      4,386       $      7,835
                                              ============      ======-=====


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         As of March 31, 1997, dividends on the Series A Preferred Stock of $110,942 ($2,249 relating to the three months ended March 31, 1997) have been earned but have not been declared and are included in other long-term liabilities in the March 31, 1997 condensed consolidated balance sheet.

            See notes to condensed consolidated financial statements

                                     6 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


                                    7 of 11

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents decreased from approximately $3.6 million at December 31, 1996 to approximately $1.4 million at March 31, 1997, primarily as a result of approximately $3 million of net cash used in operations and approximately $100,000 used to purchase property and equipment offset by approximately $900,000 received from the exercise of options and warrants.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, as of April 30, 1997, the Company has received $10.5 million in milestone payments and will continue to receive additional milestone payments and a percentage of sales, which sales are expected to commence during the second quarter of 1997.

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

          On May 13, 1997, the Company received U.S. marketing approval for Crinone from the Food and Drug Administration for use as a progesterone supplementation or replacement as part of an Assisted Reproductive Technology
(ART) treatment for infertile women with progesterone deficiency.

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

         The Company believes that sales and liquidity will increase when Crinone is approved by the FDA and other regulatory authorities and Wyeth-Ayerst subsequently launches the product in mid 1997. Upon the approval of the use of Crinone as a hormonal therapy for patients with secondary amenorrhea by the FDA, Columbia will receive a $3 million milestone payment from AHP. The Company is unaware of any problem concerning the NDAs for Crinone. In addition, the Company believes the ART application is progressing through the review process at the FDA as would be expected for an application granted priority review. Accordingly, the Company expects that Crinone will be approved on a timely basis. The foregoing are forward looking statements which could be impacted by when the FDA and other approvals are received, when Wyeth-Ayerst launches the product, the marketing support Wyeth-Ayerst gives to the product and the ultimate acceptance of Crinone by the consumers, all of which the Company has limited ability to influence.

                                    8 of 11

          As of March 31, 1997, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $100,000 on additional equipment at its suppliers during 1997.

          As of March 31, 1997, the Company had available net operating loss carryforwards of approximately $50 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 1997 and December 31, 1996, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $18 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

          Net sales remained relatively constant in 1997 as compared to 1996; however, the product mix sold changed significantly. As a result, gross profit as a percentage of sales decreased in 1997 as compared to 1996.

          Selling and distribution expenses remained relatively constant in 1997 as compared to 1996. The Company's strategic alliance partners are responsible for all marketing and distribution costs of Crinone, Advantage 24 and Replens in their territories. There can be no assurance that any of the companies with whom the Company has entered into these agreements will aggressively or successfully market the products. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

          License fees represent upfront and milestone payments received in connection with the licensing agreement with AHP.

          Interest income increased in 1996 as a result of interest earned on the monies received in the private placement completed in March 1996.

          As a result, the net loss for 1997 was $3,004,088 or $.11 per share as compared to a net loss in 1996 of $1,640,675 or $.06 per common share.

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

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As of May 13, 1997, dividends on the Series A Preferred Stock of $111,859 have been earned but have not been declared.

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

DATE:  MAY 14, 1997
       ------------

                                    11 of 11