Form 10-Q
period 1997-06-30
COLUMBIA LABORATORIES INC
filed 1997-08-13
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the quarterly period ended June 30, 1997

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


         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 31, 1997: 28,386,319

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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








                                    2 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,             DECEMBER 31,
                                                                         1997                  1996
                                                                    ------------          ------------
                                                                     (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                                      $    215,422          $  3,561,794
     Accounts receivable, net                                          1,721,274             1,261,478
     Inventories                                                       1,611,070               943,143
     Prepaid expenses                                                    178,713               151,400
                                                                    ------------          ------------
        Total current assets                                           3,726,479             5,917,815

   Property and equipment, net                                         1,515,459             1,233,638
   Intangible assets, net                                              1,230,727             1,341,757
   Other assets                                                        1,528,892             1,486,887
                                                                    ------------          ------------
                                                                    $  8,001,557          $  9,980,097
                                                                    ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable                                                 $5,208,872            $2,891,502
     Accrued expenses                                                    802,865               892,456
     Deferred revenue                                                  1,062,925             1,093,524
     Estimated liability for returns
      and allowances                                                     315,660               320,484
                                                                    ------------          ------------
       Total current liabilities                                       7,390,322             5,197,966
                                                                    ------------          ------------
Other long-term liabilities                                              112,888               108,693

Stockholders' equity-
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 973 and
        1,323 shares issued and outstanding in 1997
        and 1996, respectively                                                10                    13
       Series B Convertible Preferred Stock, 1,630
        shares issued and outstanding in 1997
        and 1996                                                              16                    16
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,360,319 and 28,273,672 shares
      issued and outstanding in 1997 and 1996,
      respectively                                                       283,603               280,716
    Capital in excess of par value                                    90,670,599            89,254,885
    Accumulated deficit                                              (90,491,250)          (84,891,812)
    Cumulative translation adjustment                                     35,369                29,620
                                                                    ------------          ------------
       Total stockholders' equity                                        498,347             4,673,438
                                                                    ------------          ------------
                                                                    $  8,001,557          $  9,980,097
                                                                    ============          ============

             See note to condensed consolidated financial statements

                                    3 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                        1997             1996              1997           1996
                                                   ------------     ------------    ------------    ------------

NET SALES                                            $3,596,446       $2,405,480      $2,230,565      $1,082,514

COST OF GOODS SOLD                                    2,219,390        1,272,865       1,194,108         679,470
                                                   ------------     ------------    ------------    ------------
         Gross profit                                 1,377,056        1,132,615       1,036,457         403,044
                                                   ------------     ------------    ------------    ------------

OPERATING EXPENSES:
    Selling and distribution                          1,496,591        1,418,632         837,489         792,462
    General and administrative                        1,458,960        1,652,454         720,367         771,587
    Research and development                          4,458,775        5,151,274       2,046,223       2,747,597
                                                   ------------     ------------    ------------    ------------
        Total operating expenses                      7,414,326        8,222,360       3,604,079       4,311,646
                                                   ------------     ------------    ------------    ------------

        Loss from operations                         (6,037,270)      (7,089,745)     (2,567,622)     (3,908,602)
                                                   ------------     ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    License fees                                        500,000        1,500,000             -              -
    Interest income                                      33,054          193,263           5,746         146,222
    Interest expense                                     (3,059)          (7,121)         (3,059)         (3,489)
    Other, net                                          (92,163)         (10,387)        (30,415)         (7,446)
                                                   ------------     ------------    ------------    ------------
                                                        437,832        1,675,755         (27,728)        135,287
                                                   ------------     ------------    ------------    ------------

        Net loss                                   $ (5,599,438)    $ (5,413,990)   $ (2,595,350)   $ (3,773,315)
                                                   ============     ============    ============    ============

NET LOSS PER
   COMMON SHARE                                    $       (.20)     $      (.20)    $      (.09)     $     (.14)
                                                   ============     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           28,224,000       27,176,000      28,304,000      27,868,000
                                                   ============     ============    ============    ============

             See note to condensed consolidated financial statements

                                    4 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          SIX MONTHS ENDED JUNE 30,
                                                             1997            1996
                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (5,599,438)   $ (5,413,990)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities-
    Depreciation and amortization                           421,983         286,848
    Provision for (recovery of) doubtful accounts              -            (25,000)
    Provision (credit) for returns and allowances              -            (47,461)

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable                                (263,733)         57,076
        Inventories                                        (664,946)        123,207
        Prepaid expenses                                    280,773         274,711
        Other assets                                       (399,059)        122,761

      Increase (decrease) in:
        Accounts payable                                  2,397,036      (1,102,914)
        Accrued expenses                                   (355,028)       (166,306)
        Deferred revenue                                    (10,221)        (37,123)
        Estimated liability for returns
          and allowances                                     (4,824)        (10,695)
                                                       ------------    ------------

    Net cash used for operating activities               (4,197,457)     (5,938,886)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (534,799)       (261,697)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                  -            (17,242)
  Proceeds from issuance of common stock                       -         12,205,950
  Proceeds from exercise of options and warrants          1,422,793       3,139,755
                                                       ------------    ------------

    Net cash provided by financing activities             1,422,793      15,328,463
                                                       ------------    ------------

                                   (Continued)
                                    5 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                             SIX MONTHS ENDED JUNE 30,
                                                             1997                 1996
                                                        -------------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (36,909)          (20,865)
                                                        -------------        -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (3,346,372)         9,107,015

CASH AND CASH EQUIVALENTS,
  beginning of period                                       3,561,794          1,628,952
                                                        -------------        -----------

CASH AND CASH EQUIVALENTS,
  end of period                                         $     215,422        $10,735,967
                                                        =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                      $       7,889        $     7,835
                                                        =============        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         As of June 30, 1997, dividends on the Series A Preferred Stock of $112,888 ($4,195 relating to the six months ended June 30, 1997) have been earned but have not been declared and are included in other long-term liabilities in the June 30, 1997 condensed consolidated balance sheet.




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














                                    7 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from approximately $3.6 million at December 31, 1996 to approximately $215,000 at June 30, 1997, primarily as a result of approximately $4.2 million of net cash used in operations and approximately $535,000 used to purchase property and equipment offset by approximately $1.4 million received from the exercise of options and warrants.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, as of August 12, 1997, the Company has received $14.5 million in milestone payments and will continue to receive additional milestone payments and a percentage of sales, which sales began late in the second quarter of 1997.

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

         On May 13, 1997, the Company received U.S. marketing approval for Crinone from the FDA for use as a progesterone supplementation or replacement as part of an Assisted Reproductive Technology (ART) treatment for infertile women with progesterone deficiency.

         On July 31, 1997, the Company received U.S. marketing approval for Crinone from the FDA for the treatment of secondary amenorrhea (loss of menstrual period). In connection herewith, the Company has received a $3 million milestone payment from Wyeth-Ayerst. In addition, on July 30, 1997, the Company received approval to market Crinone in Mexico. As a result of this approval, the Company received an additional $1 million milestone payment from Wyeth-Ayerst.

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

         In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if

                                    8 of 12
certain conditions are met.

         The Company believes that sales and liquidity will increase since Crinone has been approved by the FDA and other regulatory authorities and Wyeth-Ayerst is beginning to launch the product. The foregoing is a forward looking statement which could be impacted by when other approvals are received, when Wyeth-Ayerst launches the product throughout the world, the marketing support Wyeth-Ayerst gives to the product and the ultimate acceptance of Crinone by the consumers, all of which the Company has limited ability to influence.

         As of August 12, 1997, the Company has shipped approximately $7 million of Crinone to Wyeth-Ayerst. The Company receives payments for these shipments within 30 days of shipment. In addition, in connection with the additional FDA approval on July 31, 1997 and the Mexican approval on July 30, 1997, the Company has received $4 million in additional milestone payments from Wyeth-Ayerst.

         As of June 30, 1997, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $100,000 on additional equipment at its suppliers during 1997.

         As of June 30, 1997, the Company had available net operating loss carryforwards of approximately $50 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, as of June 30, 1997 and December 31, 1996, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $18 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 which supercedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption of SFAS No. 128 in the annual consolidated financial statements for the year ending December 31, 1997, the Company will be required to restate previously reported earnings
(loss) per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would not have been different than the loss per share amounts reported herein.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

         Net sales increased in 1997 as compared to 1996 because of the first shipment of Crinone to Wyeth-Ayerst. In addition, the product mix of other products sold changed significantly from 1996 to 1997. As a result, gross profit as a percentage of sales decreased in 1997 as compared to 1996.

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


                                    9 of 12

         Research and development expenditures have decreased in 1997 as compared to 1996 because 1996 amounts include costs incurred in connection with the pivotal studies required for filing the New Drug Applications for Crinone in the United States. The Company submitted two NDA's for Crinone during the second half of 1996.

         License fees represent upfront and milestone payments received in connection with the licensing agreement with AHP.

         Interest income was greater in 1996 as a result of interest earned on the monies received in the private placement completed in March 1996.

         As a result, the net loss for 1997 was $5,599,438 or $.20 per share as compared to a net loss in 1996 of $5,413,990 or $.20 per common share.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

         Net sales increased in 1997 as compared to 1996 because of the first shipment of Crinone to Wyeth-Ayerst. In addition, the product mix of other products sold changed significantly from 1996 to 1997. As a result, gross profit as a percentage of sales increased in 1997 as compared to 1996.

         Research and development expenditures have decreased in 1997 as compared to 1996 because 1996 amounts include costs incurred in connection with the pivotal studies required for filing the New Drug Applications for Crinone in the United States. The Company submitted two NDA's during the second half of 1996.

         Interest income was greater in 1996 as a result of interest earned on the monies received in the private placement completed in March 1996.

         As a result, the net loss for 1997 was $2,595,350 or $.09 per share as compared to a net loss in 1996 of $3,773,315 or $.14 per common share.






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


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of August 12, 1997, dividends on the Series A Preferred Stock of $113,776 have been earned but have not been declared.


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


                                           COLUMBIA LABORATORIES, INC.


                                           /s/ MARGARET J. ROELL
                                           ----------------------------------
                                           MARGARET J. ROELL, Vice President-
                                           Finance and Administration,
                                           Chief Financial Officer

DATE:      August 12, 1997








                                    12 of 12

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------


27                  Financial Data Schedule