Form 10-Q
period 1997-09-30
COLUMBIA LABORATORIES INC
filed 1997-10-29
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934
            For the quarterly period ended September 30, 1997

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

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X [X] No [ ]

      Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 28, 1997: 28,482,569

                                    1 of 12

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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

                                    2 of 12

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,       DECEMBER 31,
                                                              1997                1996
                                                          -------------      -------------
                                                          (UNAUDITED)
ASSETS:
   Current assets-
     Cash and cash equivalents                             $ 3,936,372       $  3,561,794
     Accounts receivable, net                                2,205,594          1,261,478
     Inventories                                             2,482,825            943,143
     Prepaid expenses                                          238,229            151,400
                                                           -----------       ------------
        Total current assets                                 8,863,020          5,917,815

   Property and equipment, net                               1,730,555          1,233,638
   Intangible assets, net                                    1,175,212          1,341,757
   Other assets                                              1,008,455          1,486,887
                                                           -----------       ------------
                                                           $12,777,242       $  9,980,097
                                                           ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable                                      $ 3,167,079       $  2,891,502
     Accrued expenses                                          838,801            892,456
     Deferred revenue                                        1,057,661          1,093,524
     Estimated liability for returns
      and allowances                                           315,660            320,484
                                                           -----------       ------------
       Total current liabilities                             5,379,201          5,197,966
                                                           -----------       ------------

Other long-term liabilities                                    114,850            108,693

Stockholders' equity-
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 973 and
        1,323 shares issued and outstanding in 1997
        and 1996, respectively                                      10                 13
       Series B Convertible Preferred Stock, 1,630
        shares issued and outstanding in 1997
        and 1996                                                    16                 16
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,477,069 and 28,273,672 shares
      issued and outstanding in 1997 and 1996,
      respectively                                             284,771            280,716
    Capital in excess of par value                          91,411,294         89,254,885
    Accumulated deficit                                    (84,477,717)       (84,891,812)
    Cumulative translation adjustment                           64,817             29,620
                                                           -----------       ------------
       Total stockholders' equity                            7,283,191          4,673,438
                                                           -----------       ------------
                                                           $12,777,242       $  9,980,097
                                                           ===========       ============

             See note to condensed consolidated financial statements

                                    3 of 12

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          NINE MONTHS ENDED                THREE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                        1997             1996             1997             1996
                                    ------------     ------------     ------------     ------------
NET SALES                           $ 10,130,324     $  3,731,348     $  6,533,878     $  1,325,868

COST OF GOODS SOLD                     4,082,500        2,070,992        1,863,110          798,128
                                    ------------     ------------     ------------     ------------
         Gross profit                  6,047,824        1,660,356        4,670,768          527,740
                                    ------------     ------------     ------------     ------------
OPERATING EXPENSES:
    Selling and distribution           2,289,591        2,220,872          793,000          802,240
    General and administrative         2,456,781        2,516,189          997,821          863,735
    Research and development           6,587,510        8,027,727        2,128,735        2,876,453
                                    ------------     ------------     ------------     ------------
        Total operating expenses      11,333,882       12,764,788        3,919,556        4,542,428
                                    ------------     ------------     ------------     ------------
        Income (loss) from
          operations                  (5,286,058)     (11,104,432)         751,212       (4,014,688)
                                    ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
    License fees                       5,750,000        2,018,205        5,250,000          518,205
    Interest income                       49,150          299,838           16,096          106,575
    Interest expense                     (19,420)         (15,819)         (16,361)          (8,698)
    Other, net                           (79,577)          (6,654)          12,586            3,734
                                    ------------     ------------     ------------     ------------
                                       5,700,153        2,295,570        5,262,321          619,816
                                    ------------     ------------     ------------     ------------

        Net income (loss)           $    414,095     $ (8,808,862)    $  6,013,533     $ (3,394,872)
                                    ============     ============     ============     ============
NET INCOME (LOSS) PER
   COMMON SHARE                     $        .01     $       (.32)    $        .20     $       (.12)
                                    ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            29,969,000       27,463,000       30,231,000       28,031,000
                                    ============     ============     ============     ============

             See note to condensed consolidated financial statements

                                    4 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1997             1996
                                                                 -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   414,095     $ (8,808,862)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities-
 Depreciation and amortization                                       661,242          620,322
 Provision for (recovery of ) doubtful accounts                         --             (8,162)
 Credit for returns and allowances                                      --            (53,701)
 Write-down of inventories                                              --            (55,583)

    Changes in assets and liabilities-(Increase) decrease in:
        Accounts receivable                                         (761,795)        (596,218)
        Inventories                                               (1,527,304)          29,486
        Prepaid expenses                                             (68,055)          62,921
        Other assets                                                  71,074         (312,242)

      Increase (decrease) in:
        Accounts payable                                             351,564         (813,362)
        Accrued expenses                                             (27,236)        (360,793)
        Deferred revenue                                             (15,336)         (37,333)
        Estimated liability for returns
          and allowances                                              (4,824)         (10,697)
                                                                 -----------     ------------

    Net cash used for operating activities                          (906,575)     (10,344,224)
                                                                 -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (891,593)        (712,810)
                                                                 -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of  long-term debt                                          --           (156,752)
  Proceeds from issuance of common stock                                --         12,205,950
  Proceeds from exercise of options and warrants                   2,166,616        3,927,836
                                                                 -----------     ------------

    Net cash provided by financing activities                      2,166,616       15,977,034
                                                                 -----------     ------------

                                    5 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                              1997                  1996
                                          ------------           ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         6,130             (18,114)
                                          ------------           ----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                         374,578            4,901,886

CASH AND CASH EQUIVALENTS,
  beginning of period                        3,561,794            1,628,952
                                          ------------           ----------
CASH AND CASH EQUIVALENTS,
  end of period                           $  3,936,372           $6,530,838
                                          ============           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period        $     11,254           $   24,615
                                          ============           ==========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

       As of September 30, 1997, dividends on the Series A Preferred Stock of $114,850 ($6,157 relating to the nine months ended September 30, 1997) have been earned but have not been declared and are included in other long-term liabilities in the September 30, 1997 condensed consolidated balance sheet.

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

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128, which supercedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption of SFAS No. 128 in the annual consolidated financial statements for the year ending December 31, 1997, the Company will be required to restate previously reported earnings
(loss) per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would have each been $.01 for the nine months ended September 30, 1997 and $.21 and $.20 for the three months ended September 30, 1997. Loss per share amounts for the 1996 periods would not have been different than reported herein.

                                    7 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased from approximately $3.6 million at December 31, 1996 to approximately $3.9 million at September 30, 1997, primarily as a result of approximately $907,000 of net cash used in operations and approximately $892,000 used to purchase property and equipment offset by approximately $2,167,000 received from the exercise of options and warrants.

      In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst division of AHP will market Crinone. Under the terms of the agreement, as of October 30, 1997, the Company has received $15.75 million in milestone payments and will continue to receive additional milestone payments and a percentage of sales, which sales began late in the second quarter of 1997.

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

       On July 31, 1997, the Company received U.S. marketing approval for Crinone from the FDA for the treatment of secondary amenorrhea (loss of menstrual period). In connection herewith, the Company has received a $3 million milestone payment from Wyeth-Ayerst. In addition, on July 30, 1997, the Company received approval to market Crinone in Mexico. As a result of this approval, the Company received an additional $1 million milestone payment from Wyeth-Ayerst. In addition, on September 18, 1997, the company received approval to market Crinone in Germany. As a result of this approval, the company was owed an additional milestone payment of $1,250,000.

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

                                    8 of 12

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

       As of September 30, 1997, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $16.7 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

       Significant expenditures anticipated by the Company in the near future are concentrated on production commitments and research and development related to new products. The Company has committed to spend an aggregate of approximately $100,000 on additional equipment at its suppliers during 1997.

       As of September 30, 1997, the Company had available net operating loss carryforwards of approximately $44 million to offset its future U.S. taxable income.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, as of September 30, 1997 and December 31, 1996, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $16 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 which supercedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for periods ending after December 15, 1997; early adoption is not permitted. Upon adoption of SFAS No. 128 in the annual consolidated financial statements for the year ending December 31, 1997, the Company will be required to restate previously reported earnings
(loss) per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128, would have each been $.01 for the nine months ended September 30, 1997 and $.21 and $.20 for the three months ended September 30, 1997. Loss per share amounts for the 1996 periods would not have been different than reported herein.

                                    9 of 12

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

       Net sales increased in 1997 as compared to 1996 because of shipments of Crinone to Wyeth-Ayerst. As a result, gross profit as a percentage of sales increased in 1997 as compared to 1996.

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

      As a result, net income for 1997 was $414,095 or $.01 per common share as compared to a net loss in 1996 of $8,808,862 or $.32 per common share.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996

       Net sales increased in 1997 as compared to 1996 because of shipments of Crinone to Wyeth-Ayerst. As a result, gross profit as a percentage of sales increased in 1997 as compared to 1996.

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

      As a result, net income for 1997 was $6,013,533 or $.20 per common share as compared to a net loss in 1996 of $3,394,872 or $.12 per common share.

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

ITEM 2. CHANGES IN SECURITIES

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       As of October 30, 1997, dividends on the Series A Preferred Stock of $115,482 have been earned but have not been declared.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders of the Company was held on September 29, 1997 for the purposes of electing seven directors and ratifying the appointment of Arthur Andersen LLP as independent public accountants for the Company. All seven directors were elected and the appointment of Arthur Andersen LLP was ratified.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       None.

                                    11 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLUMBIA LABORATORIES, INC.

                                          /s/ DAVID L. WEINBERG
                                          ----------------------------------
                                          DAVID L. WEINBERG, Vice President-
                                          Finance and Administration,
                                          Chief Financial Officer

DATE: OCTOBER 28, 1997

                                    12 of 12

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27                Financial Data Schedule