Form 10-K
period 1997-12-31
COLUMBIA LABORATORIES INC
filed 1998-03-11
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from_______ to_______

                         COMMISSION FILE NUMBER 1-10352

                           COLUMBIA LABORATORIES, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)


         DELAWARE                                        59-2758596
------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


  2665 SOUTH BAYSHORE DRIVE, PH II-B
            MIAMI, FLORIDA                                  33133
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Company's telephone number, including area code: (305) 860-1670

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE                      AMERICAN STOCK EXCHANGE
----------------------------                 ----------------------------------
  (Title of each class)                     (Name of exchange where registered)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 1998:
$306,729,172.

         Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 1998: 28,664,187.

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

PRODUCTS

         CRINONE(R). The Company's first prescription drug is a sustained release, vaginally delivered, natural progesterone product. Crinone utilizes the Company's patented Bioadhesive Delivery System which enables the progesterone to achieve a "First Uterine Pass Effect"(C). Crinone is the first product to deliver progesterone directly to the uterus, thereby maximizing therapeutic benefit and avoiding side effects seen with orally-delivered synthetic progestins.

         In May 1997, the Company received U.S. marketing approval for Crinone from the U.S. Food and Drug Administration ("FDA") for use as a progesterone supplementation or replacement as part of an Assisted

Reproductive Technology (ART) treatment for infertile women with progesterone deficiency. In July 1997, the Company received U.S. marketing approval for Crinone from the FDA for the treatment of secondary amenorrhea (loss of menstrual period).

         Outside the U.S., Crinone has been approved for marketing for one or more medical indications in the following countries: the United Kingdom, Ireland, Finland, Argentina, Greece, Mexico, Colombia, Belgium, Italy, Germany and France. The medical indications include the treatment of secondary amenorrhea, progesterone supplementation or replacement as part of an ART treatment for infertile women, the prevention of hyperplasia and endometrial cancer in post-menopausal women receiving hormone replacement therapy ("HRT"), the reduction of symptoms of premenstrual syndrome ("PMS"), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, the Company has earned $17 million in milestone payments to date and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

         ADVANTAGE 24(R). Advantage 24, the Company's 24 hour sustained release contraceptive gel ("Product"), is sold in Canada by Roberts Pharmaceuticals. Advantage 24 was marketed in the United States by Lake Consumer Products, Inc. ("Lake"), under an existing monograph for nonoxynol-9 spermicidal products. In July 1997, the FDA alleged that the monograph did not permit a claim for 24-hour effectiveness. Although, the Company believes that its claim for 24-hour effectiveness is valid, it agreed with the FDA in February 1998 to market the Product without a claim for 24-hour effectiveness. During the period in which the Company was disputing the FDA allegations, the Company terminated its license agreement with Lake. Advantage 24 sales in 1997 represented 3% of consolidated net sales.

         Among Advantage 24's benefits is that utilizes the Company's Bioadhesive Delivery System, which enables the nonoxynol-9 to adhere to the cervix. Broader claims relating to prevention of sexually transmitted diseases (STD's) will be requested upon completion, if successful, of clinical studies now underway. In Europe, the Company intends to register Advantage 24 as an over-the-counter drug.

         Additionally, the United Nations Global Program on AIDS (formerly known as the World Health Organization Global Program on AIDS) has completed a 600 women safety study on Advantage 24. Analysis of the data generated indicates that Advantage 24, as used in the study, was free of any serious side effects. In addition, Advantage 24 was shown to be safer than any other nonoxynol-9 product studied. Studies to determine the efficacy of Advantage 24 in preventing the heterosexual transmission of HIV and other STD's have recently begun in a National Institutes of Health sponsored study in Kenya. Additional U.N. studies are underway in Thailand, India and the Ivory Coast.

         REPLENS(R). Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the Bioadhesive Delivery System. Replens is marketed by various pharmaceutical companies throughout the world.

         OTHER PRODUCTS. The Company also markets Advanced Formula Legatrin PM(R), for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Vaporizer in a bottle(R), a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb(R), a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System.

RESEARCH AND DEVELOPMENT

         The Company expended $9.1 million in 1997, $10.9 million in 1996 and $7.8 million in 1995, on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone and Advantage 24 products. These studies are coordinated from the Company's New York and Paris offices.

         SPC3 (SYNTHETIC POLYMERIC CONSTRUCTION #3). In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that the Company now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998. Upon exercise of the options, the Company will be required to pay an additional $7 million. If the Company does not exercise its options upon the occurrence of certain events, the Company's rights to the options are terminated.

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

         During 1997, the Company was granted a United States patent covering the technology used in its product Advantage 24, which potentiates the activity of nonoxynol-9 against various organisms which can cause sexually transmitted diseases, including AIDS, gonorrhea, chlamydia, trichomonal infections, syphilis and genital herpes.

         During 1996, the Company was granted United States patents covering vaginal moisturization and the direct transport of progesterone to the uterus. In addition, a patent covering the treatment of ischemia through the delivery of Crinone was filed in the United States. The Company is continuing to develop the core Bioadhesive Delivery System and has filed additional patent applications covering tissue moisturization, vaginal moisturization and progesterone delivery. While patent applications do not ensure the ultimate issuance of a patent, it is the Company's belief that patents based on these applications will issue.

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

         The over-the-counter drugs are sold to drug wholesalers, mass merchandisers and chain drug stores. The Company utilizes approximately 20 drug manufacturers' representative firms to make calls on the Company's trade customers. The manufacturers' representatives receive commissions based on sales made within their respective territories. The Company supports the activities of the manufacturers' representatives by advertising in consumer publications and convention participation.

SALES

         The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 15% or more of consolidated net sales in any of the three years ended December 31, 1997.

                                          1997    1996    1995
                                          ----    ----    ----
                  Crinone                  68%    --      --
                  Replens                  10      12%     30%
                  Advantage 24              3      18       5
                  Legatrin PM/Legatrin     15      55      52
                  Other products            4      15      13
                                          ---     ---     ---
                                          100%    100%    100%
                                          ===     ===     ===

The Company anticipates the percentage of sales attributable to Legatrin PM and the other products to decrease in future years as additional products utilizing the Bioadhesive Delivery System are introduced. AHP accounted for approximately 68% of 1997 consolidated net sales and Warner-Lambert accounted for approximately 5% and 21% of 1997 and 1995 consolidated net sales, respectively. A retail customer accounted for approximately 5%, 18% and 16% of 1997, 1996 and 1995 consolidated net sales, respectively. Another customer accounted for approximately 3%, 13% and 5% of 1997, 1996 and 1995 consolidated net sales, respectively.

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

          Crinone, although a natural progesterone product, competes in markets with other progestins, both synthetic and natural, which may be delivered orally, by injections or by suppositories. Some of the more successful orally dosed products include Provera marketed by the Upjohn Company and Prempro and Premphase marketed by AHP. Although the Company is not aware of any product incorporating rate-controlled technology with respect to vaginal lubrication, the Company believes that Replens competes in the same markets as K-Y Jelly(R) and Gyne-Moisturin(R), vaginal lubricants marketed by Johnson & Johnson Products, Inc. and Schering-Plough Corporation, respectively. The Company also believes that Advantage 24, Legatrin PM and Diasorb compete against numerous products in their respective categories and that Vaporizer in a bottle(R) competes against Vicks Vaporsteam, a product distributed by Richardson-Vicks, Inc.

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

EMPLOYEES

          As of January 31, 1998, the Company had 38 employees, 4 in management, 16 in research and development administration, 4 in manufacturing, 4 in marketing, and 10 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

         The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive
Compensation--Employment Agreements."

ITEM 2. PROPERTIES

          As of January 31, 1998, the Company leases the following properties:

                                                                                          ANNUAL
    LOCATION                     USE                  SQUARE FEET       EXPIRATION         RENT
--------------------       ---------------------      -----------      ------------     ---------
Miami, FL                  Corporate office              3,900         August 1998      $  95,000
Paris, France              Research admin office         9,500         April 1999         330,000
Paris, France              Business residence            2,000         June 2001           70,000
New York, NY               Residential office            1,000         April 1998          44,000
Rockville Center, NY       Research admin office         1,400         October 2000        35,000


On January 16, 1998, the Company signed a lease for space to replace the current space in Miami, FL when the lease expires in August 1998. The new lease is for 4,500 square feet in Aventura, FL at an annual rent of $107,520. The lease begins on July 1, 1998 and ends on June 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

         Certain law suits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

                                             HIGH          LOW
FISCAL YEAR ENDED DECEMBER 31, 1996         ------        -----
-----------------------------------

         First Quarter                      $12.38        $7.14
         Second Quarter                      15.13        10.00
         Third Quarter                       14.50         9.88
         Fourth Quarter                      15.25        10.88


FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------

         First Quarter                      $17.13       $12.13
         Second Quarter                      19.50        10.25
         Third Quarter                       20.13        15.63
         Fourth Quarter                      18.88        12.25


         At February 28, 1998, there were 447 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 6,000 beneficial owners, 2 shareholders of record of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") and 3 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock").

         The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly. As of December 31, 1997, dividends of $116,781 have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheet. Upon conversion of any shares of Series A Preferred Stock, the Company is obligated to issue additional shares of Common Stock having a market value equal to accrued but unpaid dividends on the Series A Preferred Stock at the time of conversion.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data of the Company for the five years ended December 31, 1997 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."



                                                   FOR THE YEARS ENDED DECEMBER 31,
                                     1997         1996          1995          1994           1993
                                  -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA: (000'S)

Net sales                          $ 16,547     $  5,646      $  9,905      $  8,769      $  8,150
Net income ( loss) (1)                  763      (13,079)         (959)      (12,994)      (10,453)
Income (loss) per common share         0.03        (0.47)        (0.04)        (0.58)        (0.49)
Weighted average number
  of common shares outstanding       29,982       27,615        25,487        22,530        21,380

Balance Sheet Data: (000's)

Working capital (deficiency)       $  5,140     $    720      ($ 1,968)     ($ 3,858)     $  2,888
Total assets                         15,002        9,980         7,687         6,808        13,870
Long-term debt                         --           --            --           6,218         5,474
Stockholders' equity (deficit)        8,814        4,673         1,556        (6,192)        1,475

-------------
(1) 1997, 1996 and 1995 net income (loss) are net of approximately $7.0 million, $2.0 million and $8.1 million, respectively, of license fee income.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


         Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties.

         Cash and cash equivalents decreased from approximately $3.6 million at December 31, 1996 to approximately $2.3 million at December 31, 1997. The Company received approximately $3 million from the exercise of options and warrants. This was offset by approximately $3.3 million of net cash used in operations and approximately $1 million used to purchase property and equipment.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, as of January 31, 1998, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

         In July 1996, Columbia submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for clearance to market Crinone as a hormonal therapy for patients with secondary amenorrhea (loss of menstrual period). In November 1996, the Company submitted a second NDA for clearance to market Crinone for use in Assisted Reproductive Technologies ("ART") procedures, including in-vitro fertilization, ovum donation and stimulated cycles. The FDA granted the ART filing a priority review. In addition, in February 1997, the FDA approved the Company's Treatment Protocol under its Investigational New Drug Application ("IND") for the use of Crinone in assisted fertility procedures. As a result, through leads generated by the Wyeth-Ayerst institutional sales force, the Company has begun distributing Crinone to leading infertility clinics throughout the United States.

         In May 1997, the Company received U.S. marketing approval for Crinone from the FDA for use as a progesterone supplementation or replacement as part of an Assisted Reproductive Technology (ART) treatment for infertile women with progesterone deficiency. In July 1997, the Company received U.S. marketing approval for Crinone from the FDA for the treatment of secondary amenorrhea (loss of menstrual period).

         In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that the Company now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998. Upon exercise of the options, the Company will be required to pay an additional $7 million. If the Company does not exercise its options upon the occurrence of certain events, the Company's rights to the options are terminated.

         In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 1997 the Company has paid approximately 1.2 million in royalty payments.

         The Company believes that sales and liquidity will increase when Crinone is fully marketed by Wyeth-Ayerst which will commence in the first quarter of 1998.

         As of December 31, 1997, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $18 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $10.1 million on research and development in 1998 and an additional $200,000 on production equipment at its suppliers.

         As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $45 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 1997 and 1996, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $16 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997 VERSUS DECEMBER 31, 1996 VERSUS DECEMBER 31, 1995

         Sales increased by 193% to $16.5 million in 1997 as compared to $5.6 million in 1996 because of the sales of Crinone which amounted to $11.2 million in 1997. Crinone sales began in June 1997.

         Sales decreased by 43% to $5.6 million in 1996 as compared to $9.9 million in 1995 because Warner-Lambert did not order any Replens during 1996, combined with the fact that 1995 sales included the initial stocking orders of Legatrin PM.

         Gross profit as a percentage of sales was 59.9% in 1997 as compared to 37.7% in 1996 primarily as the result of the sales of Crinone which has a higher gross profit percentage than the existing group of products. Gross profit as a percentage of sales was 45.2% in 1995 as compared to 37.7% in 1996 primarily as a result of a change in product mix sold. Specifically, 1995 sales includes approximately $600,000 of revenue from a research agreement which agreement had a higher gross profit than that earned on the sale of the Company's pharmaceutical products. No similar revenues were recorded in 1996.

         Selling and distribution expenses decreased slightly in 1997 to $2.9 million after having increased slightly in 1996 to $3.0 million from $2.9 million in 1995. The Company's strategic alliance partners are responsible for all marketing and distribution costs of Crinone, Advantage 24 and Replens in their territories. There can be no assurance that any of the companies with whom the Company has entered into these agreements will aggressively or successfully market the products. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

         Research and development expenditures decreased in 1997 to $9.1 million as compared to $10.9 million in 1996, as the number of Crinone studies decreased. Research and development expenditures increased to 10.9 million in 1996 as compared to $7.8 million in 1995 primarily as a result of costs incurred in connection with the pivotal studies required for filing the New Drug Applications in the United States associated with Crinone.

         License fees of $7.0 million in 1997, $2.0 million in 1996 and $8.1 million in 1996 primarily represent upfront and milestone payments received in connection with the licensing agreement with AHP.

         Interest income in 1997 decreased because of the lower average cash balance. Interest income increased in 1996 as a result of interest earned on the monies received in the private placement completed in March 1996.

         Interest expense decreased in 1995 primarily as a result of the repayment of debt in late 1994 and early 1995 through the issuance of Common Stock.

         As a result, net income for 1997 was $762,906 or $.03 per share as the net loss for 1996 of $13,078,984 or $.47 per share as compared to the net loss in 1995 of $959,472 or $.04 per share.

IMPACT OF THE YEAR 2000

         The Company has assessed and continues to assess the impact of the year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information system infrastructure Year 2000 compliant. Based on existing information, the Company believes the anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and directors of the Company as of February 28, 1997 are as follows:


         NAME                      AGE                          POSITION
         ----                      ---                          --------


William J. Bologna                 55                      Chairman of the Board

Nicholas A. Buoniconti             57                      Vice Chairman of the Board and Chief Operating Officer

Norman M. Meier                    58                      President, Chief Executive Officer and Director

David L. Weinberg                  52                      Vice President--Finance and Administration, Chief Fnancial Officer,
                                                           Secretary and Treasurer

Dominique de Ziegler, M.D.         50                      Vice President--Pharmaceutical Development and
                                                           Director

Howard L. Levine, Pharm. D.        43                      Vice President--Research and Development

Annick Blondeau, Ph.D.             52                      Vice President--Regulatory Affairs

Jean Carvais, Ph.D.                70                      Director

Irwin L. Kellner, Ph.D.            59                      Director

Lila E. Nachtigall, M.D.           64                      Director

Robert C.  Strauss                 56                      Director

         WILLIAM J. BOLOGNA has been a director of the Company since inception and was elected Chairman of the Company's Board of Directors in January 1992. From December 1988 to January 1992, Mr. Bologna served as Vice Chairman of the Company's Board of Directors. In addition, from 1980 to 1991, he was Chairman of Bologna & Hackett ("B&H"), an advertising agency specializing in pharmaceutical products which has in the past performed services for various international pharmaceutical companies. B&H ceased operations in May 1991. Prior to 1980, Mr. Bologna was employed by William Douglas McAdams, Inc., a company engaged in the marketing of pharmaceuticals, in a variety of positions, including Senior Vice President. In 1965, Mr. Bologna received his B.S. in Pharmacy from Fordham University. He received an MBA in Finance from Fordham University in 1971.

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

         DAVID L. WEINBERG has been Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company from September 1997 to the present and previously from the inception of the Company to June 1991. From October 1991 until September 1997, Mr. Weinberg was employed by Transmedia Network Inc., a company specializing in consumer savings programs, where he served in various capacities including Vice President and Chief Financial Officer. From February 1981 until August 1986, Mr. Weinberg worked for Key Pharmaceuticals, Inc., a company engaged in the development, manufacturing, marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation. Mr. Weinberg served in various capacities including Vice President
- Finance, Treasurer and Secretary. Mr. Weinberg received a B.B.A. in Accounting from Hofstra University in 1968.

         DOMINIQUE DE ZIEGLER, M.D. has been Vice President--Pharmaceutical Development of the Company since January 1996 and a director since January 1998. Dr. de Ziegler has been employed by the Company since 1992 as Director of Research Development. In addition, from 1988 through 1991, Dr. de Ziegler was an Associate Professor at the Department of Obstetrics and Gynecology, Hospital A. Beclere in Clamart, France. In 1990, Dr. de Ziegler became a Diplomat of the American Board of Obstetrics and Gynecology, Reproductive Endocrinology and Infertility. Dr. de Ziegler is a member of the American Fertility Society, the American Society for Reproductive Endocrinogolists, The American Endocrine Society, the Society of Gynecologic Investigation and the Association Francaise poour l'Etude de la Menopause. Dr. de Zeigler has also been a journal editor and an "ad hoc" reviewer for Fertility Sterility, Human Reproduction, The Journal of In Vitro Fertilization and Embryo Transfer, Contraception Fertilite Sexualite and Reproduction Humaine et Hormone.

         HOWARD L. LEVINE, Pharm.D. has been Vice President-Research and Development since September, 1997. Dr. Levine has been employed by the Company since 1990. Prior to joining the Company, Dr. Levine was with the Medical Department of Pfizer Labs. Dr. Levine has held faculty and clinical practice positions at the University of Southern California, Long Island University and Duquesne University. He has instructed both pharmacy and medical students in clinical pharmacology, as well as providing numerous lectures for the continuing education of practitioners. Dr. Levine received his B.S. in Pharmacy from Oregon State University and Doctor of Pharmacy degree from the State University of New York at Buffalo in 1980.

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

         JEAN CARVAIS, Ph.D. has been a director of the Company since October 1996. Since 1984, Dr. Carvais has been an independent consultant in the pharmaceutical industry. Prior to that time, Dr. Carvais was President of The Research Institute of Roger Bellon, S.A., now a division of Rhone-Poulenc Rorer. As such, he was involved in the development of a line of anti-cancer drugs, including Bleomycin and Adriamycin, as well as a new line of antibiotics and quinolones. Following the acquisition of Roger Bellon, S.A., Dr. Carvais became a member of Rhone-Poulenc's central research committee which directs the company's worldwide research and development activities. Dr. Carvais is also a director of Imclone Systems Incorporated.

         IRWIN L. KELLNER, Ph.D. has been a director of the Company since May 1988. In September 1997, Dr. Kellner became the Augustus B. Weller Distinguished Chair of Economics at Hofstra University. He has also been an independent consultant since March 1997. From April 1996 through February 1997, Dr. Kellner was the Chief Economist for Chase Manhattan's Regional Bank. From June 1980 through March 1996, Dr. Kellner was the Chief Economist for both Chemical Bank and Manufacturers Hanover, Chase's predecessor organizations. He was employed by the Bank since 1970. Dr. Kellner serves on several corporate boards, including International Bioimmune Systems and Universal Heights. He also belongs to a number of pro bono boards, including the North Shore Health System, the Don Monti Memorial Research Foundation, the Epilepsy Foundation of Long Island, the Barry Z. Levine School of Health Sciences, the Children's AIDS Network, the Nassau County Council of the Boy Scouts of America, and the Greenwich Institute for American Education. Among his awards is a Doctor of Humane Letters bestowed by Hofstra University and a Doctor of Laws conferred by St. Joseph's College. He has also received the Distinguished Leadership Award in Health Education from the Barry Z. Levine School, and the Human Relations Award from the American Jewish Committee.

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

         ROBERT C. STRAUSS has been a director of the Company since January 1997. In December 1997, Strauss accepted the position of President & Chief Executive Officer of Noven Pharmaceuticals, Inc. Prior to joining Noven, Strauss was President, Chief Executive Officer and Chairman of the Board of Cordis Corporation. In the past he has held senior positions at Ivax Corporation, Touche-Ross & Company and Food Fair, Inc. Mr. Strauss received undergraduate and graduate degrees in physics and serves on the Board of Trustees for the University of

Miami. Mr. Strauss holds a position on the Board of Directors of several companies including CardioGenesis Corporation, American Bankers Insurance Group and the Florida High Tech and Industry Council. Mr. Strauss also devotes his time to many civic duties, namely, the United Way of Miami-Dade County.

         During 1997, all filings of Forms 3, 4 and 5 were made on a timely basis.


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


ITEM 11. EXECUTIVE COMPENSATION

         The tables, graph and descriptive information set forth below are intended to comply with the Securities and Exchange Commission compensation disclosure requirements applicable to, among other reports and filings, annual reports on Form 10-Ks. This information is being furnished with respect to the Company's Chief Executive officer ("CEO") and its four other executive officers, other than the CEO, whose salary and bonus exceeded $100,000 for the most recent fiscal year (collectively, the "Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION   LONG-TERM COMPENSATION
                                                     -------------------   ----------------------
                                                                                SECURITIES
                                                                                UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR                      SALARY               OPTIONS (1)
---------------------------      ----                     --------              -----------
Norman M. Meier                  1997                     $301,000               250,000
President and Chief              1996                      250,000               150,000
Executive Officer                1995                      218,000                50,000

William J. Bologna               1997                      294,000               250,000
Chairman of the Board            1996                      250,000               150,000
                                 1995                      218,000                50,000

Nicholas A. Buoniconti           1997                      237,000               400,000
Vice Chairman and                1996                      200,000                  --
 Chief Operating Officer         1995                      167,500                50,000

Dominique de Ziegler             1997                      221,800                25,000
Vice President-                  1996                      203,500                15,000
 Pharmaceutical                  1995                      203,500                25,000
 Development

Annick Blondeau                  1997                      136,300                25,000
Vice President-                  1996                      128,400                40,000
 Regulatory Affairs              1995                      111,200                25,000




                            OPTION GRANTS DURING 1997

                         NUMBER OF      % OF TOTAL
                         SECURITIES     OPTIONS                                              GRANT
                         UNDERLYING     GRANTED TO          EXERCISE                         DATE
                         OPTIONS        EMPLOYEES           PRICE           EXPIRATION       PRESENT
NAME                     GRANTED        IN 1997             ($/SH)          DATE             VALUE (1)
----                     ----------     ----------          --------        ----------       ---------
Norman M. Meier           250,000         19%               $14.88          2/3/2007        $1,546,425

William J. Bologna        250,000         19%                14.88          2/3/2007         1,546,425

Nicholas A. Buoniconti    250,000         19%                15.00         2/28/2007         1,583,275
                          150,000         12%                11.88         4/15/2007           369,735

Dominique de Ziegler       25,000          2%                14.88          2/3/2007           154,652

Annick Blondeau            25,000          2%                14.88          2/3/2007           154,652


------------------
 (1) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of three years, (iii) an interest rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the expected option term, (iv) volatility of 60% calculated using daily stock prices for the one-year period prior to the grant date and
         (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.


                         AGGREGATED OPTION EXERCISES DURING 1997 AND FISCAL YEAR END OPTION VALUES

                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                         OPTIONS AT                     OPTIONS AT
                  SHARES ACQUIRED   VALUE            DECEMBER 31, 1997                DECEMBER 31, 1997
NAME                ON EXERCISE    REALIZED     EXERCISABLE    UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
----                -----------    --------     -----------    -------------   -----------      -------------
Norman M. Meier            -         $ -           550,000         370,000     $ 6,962,100      $1,787,800

William J. Bologna         -           -           550,000         370,000       6,870,000       1,419,400

Nicholas A. Buoniconti     -           -           960,000         400,000      12,451,700       1,468,000

Dominique de Ziegler       -           -            95,000          25,000         999,800          65,500

Annick Blondeau            -           -            80,000          25,000         648,050          65,500


EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into five-year employment agreements with each of William J. Bologna and Norman M. Meier, to serve as Chairman and President of the Company, respectively. Pursuant to their respective employment agreements, each such employee is entitled to a base salary of $250,000. In addition, each such employee was granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $7.25. Pursuant to the terms of such agreements, each employee has agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. The employment agreements were amended effective September 15, 1997 to increase the base salary to $400,000.

         In April 1997, the Company entered into a four-year employment agreement with Nicholas A. Buoniconti, to serve as Vice Chairman and Chief Operating Officer of the Company. Pursuant to this agreement, Mr. Buoniconti is paid an annual salary of $200,000. As additional compensation, Mr. Buoniconti was granted an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $11.88 per share, which option vests over four years. Pursuant to the terms of such agreement, Mr. Buoniconti agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. The employment agreement was amended effective September 15, 1997 to increase the base salary to $300,000.

         In July 1995, the Company entered into a three-year employment agreement with Dominique de Ziegler, to serve as Director of Research Development. Pursuant to this agreement, Dr. de Ziegler is paid an annual salary of $203,500. As additional compensation, Dr. de Ziegler was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise prices of $7.25 per share. Pursuant to the terms of such agreement, Dr. de Ziegler agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. For the calendar year 1997, Dr. de Ziegler's salary was increased to $221,800.

         The exercise price of all of the options granted pursuant to the aforementioned employment agreements are based on the closing price of the Company's Common Stock on the American Stock Exchange on the day of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 1998, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

      NAME OF                                  SHARES, NATURE OF INTEREST
   BENEFICIAL OWNER                      AND PERCENTAGE OF EQUITY SECURITIES(1)
   ----------------                      --------------------------------------

Norman M. Meier (3)                              1,655,800         5.6%
William J. Bologna (2)                           2,738,632         9.3%
Nicholas A. Buoniconti (3)                       1,327,500         4.4%
David L. Weinberg                                        -          *
Dominique de Ziegler (3)                           120,000          *
Annick Blondeau (3)                                105,000          *
Howard L. Levine                                   150,000         0.1%
Jean Carvais                                       11,000           *
Irwin L. Kellner (3)                               113,500          *
Lila E. Nachtigall (3)                              34,000          *
Robert C. Strauss                                   13,000          *
Officers and directors as a group (11 people)    6,268,432        19.5%

*        Represents less than 1 percent.

(1) Includes shares issuable upon exercise of both options and warrants which are currently exercisable or which may be acquired within 60 days and shares issuable upon conversion of the Series A and Series B Preferred Stock (12.36 for the Series A Preferred Stock and 20.57 for the Series B Preferred Stock).

(2) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock. Includes 830,000 shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days. Includes 198,062 shares beneficially owned by Mr. Bologna's spouse.

(3) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 830,000 shares with respect to Mr. Meier, 1,247,500 shares with respect to Mr. Buoniconti, 120,000 shares with respect to Dr. de Ziegler, 105,000 shares with respect to Dr. Blondeau, 150,000 shares with respect to Dr. Levine, 11,000 shares with respect to Dr. Carvais, 74,000 shares with respect to Dr. Kellner, 34,000 shares with respect to Dr. Nachtigall and 12,000 shares with respect to Mr. Strauss.

         As of January 31, 1998, the Company knows of no persons other than shown above who beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1993, the Company loaned Messrs. Meier and Bologna, $80,000 and $110,350, respectively. The notes, which bear interest at 10% per annum and are unsecured but with full recourse, were due on or before December 7, 1996. The due dates of these notes have subsequently been extended through December 7, 1999. At December 31, 1997, the balances including interest are $112,526 and $179,026, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

EXHIBITS

3.1      --       Restated Certificate of Incorporation of the Company, as
                  amended2
3.2      --       By-laws of Company (1)
10.1     --       Employment Agreement dated as of January 1, 1996, between the
                  Company and Norman M. Meier (7)
10.2     --       Employment Agreement dated as of January 1, 1996, between the
                  Company and William J. Bologna (7)
10.3     --       1988 Stock Option Plan, as amended, of the Company5
10.4     --       1996 Long-term Performance Plan (8)
10.5     --       License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 1991 (4)
10.6     --       Asset Purchase, License and Option Agreement, dated November
                  22, 1989 (2)
10.7     --       Employment Agreement dated as of April 15, 1997, between the
                  Company and Nicholas A. Buoniconti
10.8     --       License and Supply Agreement for Crinone between Columbia
                  Laboratories,  Inc. (Bermuda) Ltd. and American Home Products
                  dated as of May 21, 1995 (6)
10.9     --       Addendum to Employment Agreement dated as of September 1,
                  1997,  between the Company and Norman M. Meier
10.10    --       Addendum to Employment Agreement dated as of September 1,
                  1997, between the Company and William J. Bologna
10.11    --       Addendum to Employment Agreement dated as of September 1,
                  1997, between the Company and Nicholas A. Buoniconti
21       --       Subsidiaries of the Company


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-22062-A) declared effective on July 28, 1988.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) Incorporated by reference to the Registrant's Proxy Statement dated August 26, 1996.


REPORTS ON FORM 8-K

         None.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

Report of Independent Certified Public Accountants                         F-2


Consolidated Balance Sheets
  As of December 31, 1997 and 1996                                         F-3


Consolidated Statements of Operations
  for the Three Years Ended December 31, 1997                              F-5


Consolidated Statements of Stockholders' Equity
  for the Three Years Ended December 31, 1997                              F-6


Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 1997                              F-8


Notes to Consolidated Financial Statements                                F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 199 7 and 1996, and the related consolidated statements of operations, stock holders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Miami, Florida,
   February 13, 1998.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996


                                     ASSETS


                                                           1997         1996
                                                       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents, of which $1,658,954  is
     interest bearing as of December 31, 1997          $ 2,256,590   $ 3,561,794
  Accounts receivable, net of allowance
    for doubtful accounts of $132,276
    and $97,275 in 1997 and 1996, respectively           6,223,842     1,261,478
  Inventories                                            2,252,675       943,143
  Prepaid expenses                                         477,857       151,400
                                                       -----------   -----------
    Total current assets                                11,210,964     5,917,815
                                                       -----------   -----------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                   155,939       172,524
  Machinery and equipment                                3,075,075     2,166,289
  Furniture and fixtures                                   156,251       170,881
                                                       -----------   -----------
                                                         3,387,265     2,509,694
  Less-accumulated depreciation
    and amortization                                     1,686,129     1,276,056
                                                       -----------   -----------
                                                         1,701,136     1,233,638
                                                       -----------   -----------

INTANGIBLE ASSETS, net                                   1,119,697     1,341,757

OTHER ASSETS                                               969,955     1,486,887
                                                       -----------   -----------
                                                       $15,001,752   $ 9,980,097
                                                       ===========   ===========


                                   (Continued)



                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       1997             1996
                                                                   ------------    ------------
CURRENT LIABILITIES:

  Accounts payable                                                 $  3,709,368    $  2,891,502
  Accrued expenses                                                    1,319,400       1,212,940
  Deferred revenue                                                    1,042,638       1,093,524
                                                                   ------------    ------------
      Total current liabilities                                       6,071,406       5,197,966
                                                                  ------------    ------------


OTHER LONG-TERM LIABILITIES                                             116,781         108,693

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares authorized
     Series A Convertible Preferred Stock,
      923 and 1,323 shares issued and
      outstanding in 1997 and 1996, respectively
      (liquidation preference of $92,300 at December 31, 1997)                9              13
     Series B Convertible Preferred Stock,
      1,630 shares issued and
      outstanding  in 1997 and 1996,  respectively
      (liquidation preference of $163,000 at December 31, 1997)              16              16
  Common stock, $.01 par value; 40,000,000
    shares authorized; 28,623,187 and 28,071,596
    shares issued and outstanding in 1997 and 1996, respectively        286,231         280,716
  Capital in excess of par value                                     92,588,038      89,254,885
  Accumulated deficit                                               (84,128,906)    (84,891,812)
  Cumulative translation adjustment                                      68,177          29,620
                                                                   ------------    ------------
    Total stockholders' equity                                        8,813,565       4,673,438
                                                                   ------------    ------------
                                                                   $ 15,001,752    $  9,980,097
                                                                   ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                        1997            1996           1995
                                   ------------    ------------    ------------
NET SALES                          $ 16,547,411    $  5,646,031    $  9,904,633

COST OF GOODS SOLD                    6,630,820       3,517,163       5,430,458
                                   ------------    ------------    ------------
    Gross profit                      9,916,591       2,128,868       4,474,175
                                   ------------    ------------    ------------
OPERATING EXPENSES:
  Selling and distribution            2,908,504       3,012,089       2,897,312
  General and administrative          3,972,077       3,493,621       2,870,416
  Research and development            9,135,573      10,942,065       7,812,488
                                   ------------    ------------    ------------
    Total operating expenses         16,016,154      17,447,775      13,580,216
                                   ------------    ------------    ------------

    Loss from operations             (6,099,563)    (15,318,907)     (9,106,041)
                                   ------------    ------------    ------------


OTHER INCOME (EXPENSE)
  License fees                        7,038,853       2,018,205       8,054,883
  Interest income                        70,664         359,224         135,799
  Interest expense                      (24,186)        (22,041)       (178,952)
  Other, net                           (137,862)       (115,465)        134,479
                                   ------------    ------------    ------------
                                      6,947,469       2,239,923      (8,146,269)
                                   ------------    ------------    ------------

Income (loss) before income taxes       847,906     (13,078,984)       (959,472)
Provision for income taxes               85,000            --              --
                                   ------------    ------------    ------------

    Net income (loss)              $    762,906    $(13,078,984)   $   (959,472)
                                   ============    ============    ============

INCOME (LOSS) PER COMMON
 SHARE - BASIC AND DILUTED         $       0.03    $      (0.47)   $      (0.04)
                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
      BASIC                          28,350,000      27,615,000      25,487,000
                                   ------------    ------------    ------------
      DILUTED                        29,982,000      27,615,000      25,487,000
                                   ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                          SERIES A                         SERIES B
                                    CONVERTIBLE PREFERRED           CONVERTIBLE PREFERRED                   COMMON STOCK
                                            STOCK                            STOCK
                                ----------------------------      ----------------------------      ---------------------------
                                   NUMBER OF                        NUMBER OF                        NUMBER OF
                                     SHARES        AMOUNT            SHARES          AMOUNT            SHARES          AMOUNT
                                ------------    ------------      ------------    ------------      ------------   ------------
BALANCE,  January 1, 1995              1,515    $         15             2,000    $         20        23,778,897   $    237,789
Issuance of common stock                --              --                --              --             112,611          1,127
Options exercised                       --              --                --              --             161,000          1,610
Warrants exercised                      --              --                --              --             227,118          2,271
Conversion of debt                      --              --                --              --           1,695,232         16,952
Conversion of preferred stock           (192)             (2)             (250)             (2)            7,515             75
Accumulated dividends on
  preferred stock                       --              --                --              --                --             --
Translation adjustment                  --              --                --              --                --             --
Net loss                                --              --                --              --                --             --
                                ------------    ------------      ------------    ------------      ------------   ------------
BALANCE,  December 31, 1995            1,323              13             1,750              18        25,982,373        259,824
Issuance of common stock                --              --                --              --           1,358,000         13,580
Options exercised                       --              --                --              --             253,374          2,534
Warrants exercised                      --              --                --              --             475,382          4,754
Conversion of preferred stock           --              --                (120)             (2)            2,467             24
Accumulated dividends on
 preferred stock                        --              --                --              --                --             --
  Translation adjustment                --              --                --              --                --             --
Net loss                                --              --                --              --                --             --
                                ------------    ------------      ------------    ------------      ------------   ------------
BALANCE, December 31,1996              1,323    $         13             1,630    $         16      $ 28,071,596   $    280,716


                                  CAPITAL IN                    CUMULATIVE
                                  EXCESS OF      ACCUMULATED    TRANSLATION
                                  PAR VALUE        DEFICIT      ADJUSTMENT          TOTAL
                                ------------    ------------    ------------    ------------
BALANCE,  January 1, 1995       $ 64,206,507    $(70,853,356)   $    216,647    $ (6,192,378)
Issuance of common stock             639,519            --              --           640,646
Options exercised                    757,828            --              --           759,438
Warrants exercised                 1,152,110            --              --         1,154,381
Conversion of debt                 6,322,457            --              --         6,339,409
Conversion of preferred stock            (71)           --              --              --
Accumulated dividends on
  preferred stock                    (11,336)           --              --           (11,336)
Translation adjustment                  --              --          (174,255)       (174,255)
Net loss                                --          (959,472)           --          (959,472)
                                ------------    ------------    ------------    ------------
BALANCE,  December 31, 1995       73,067,014     (71,812,828)         42,392       1,556,433
Issuance of common stock          12,220,519            --              --        12,234,099
Options exercised                  1,651,872            --              --         1,654,406
Warrants exercised                 2,326,116            --              --         2,330,870
Conversion of preferred stock            (22)           --              --              --
Accumulated dividends on
 preferred stock                     (10,614)           --              --           (10,614)
  Translation adjustment                --              --           (12,772)        (12,772)
Net loss                                --       (13,078,984)           --       (13,078,984)
                                ------------    ------------    ------------    ------------
BALANCE, December 31,1996       $ 89,254,885    $(84,891,812)   $     29,620    $  4,673,438


                                   (Continued)




                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                   (Continued)


                                          SERIES A                         SERIES B
                                   CONVERTIBLE PREFERRED             CONVERTIBLE PREFERRED               COMMON STOCK
                                            STOCK                            STOCK
                                ---------------------------       --------------------------      ---------------------------
                                  NUMBER OF                         NUMBER OF                       NUMBER OF
                                  SHARES           AMOUNT            SHARES         AMOUNT           SHARES         AMOUNT
                                ------------    ------------      ------------   ------------     ------------   ------------
BALANCE,  January 1, 1997              1,323    $         13             1,630   $         16       28,071,596   $    280,716
Options exercised                       --              --                --             --            366,500          3,665
Warrants exercised                      --              --                --             --            180,147          1,801
Conversion of preferred stock           (400)             (4)             --             --              4,944             49
Accumulated dividends on
 preferred stock                        --              --                --             --               --             --
Fair market value of warrants
  granted to non-employees              --              --                --             --               --             --
Fair market value of options
  granted to non-employees              --              --                --             --               --             --
Translation adjustment                  --              --                --             --               --             --
Net income                              --              --                --             --               --             --
                                ------------    ------------      ------------   ------------     ------------   ------------
BALANCE, December 31, 1997               923    $          9             1,630   $         16       28,623,187   $    286,231
                                ============    ============      ============   ============     ============   ============

                                 CAPITAL IN                      CUMULATIVE
                                  EXCESS OF      ACCUMULATED     TRANSLATION
                                  PAR VALUE        DEFICIT       ADJUSTMENT         TOTAL
                                ------------    ------------    ------------   ------------
BALANCE,  January 1, 1997       $ 89,254,885    $(84,891,812)   $     29,620   $  4,673,438
Options exercised                  2,165,469            --              --        2,165,469
Warrants exercised                   860,095            --              --          861,896
Conversion of preferred stock            (45)           --              --             --
Accumulated dividends on
 preferred stock                      (8,088)           --              --           (8,088)
Fair market value of warrants
  granted to non-employees           269,264            --              --          269,264
Fair market value of options
  granted to non-employees            50,123            --              --           50,123
Translation adjustment                  --              --            38,557         38,557
Net income                              --           762,906            --          762,906
                                ------------    ------------    ------------   ------------
BALANCE, December 31, 1997      $ 92,588,038    $(84,128,906)   $     68,177   $  8,813,565
                                ============    ============    ============   ============


 The accompanying notes to consolidated financial statements are an integral part of these statements.



                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                    1997            1996            1995
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    762,906    $(13,078,984)   $   (959,472)
  Adjustments to reconcile net income (loss) to net
   Cash used in operating activities-
     Depreciation and amortization                                   913,945         848,469         520,066
     Provision for (recovery of) doubtful accounts                    35,001          (8,162)          7,067
     Provision for (recovery of) returns and allowances                 --           (82,718)         37,445
     Write-down of inventories                                          --            77,380         251,043
     Issuance of warrants and options for consulting services         94,998            --              --
    Write-off of property and equipment                                3,411            --              --
    Interest expense                                                    --              --           (19,035)

Changes in assets and liabilities-(Increase) decrease in:
      Accounts receivable                                         (4,818,322)       (228,558)       (429,570)
      Inventories                                                 (1,309,531)        (66,610)        (87,713)
      Prepaid expenses                                               (72,065)        (38,383)        (54,454)
      Other assets                                                    59,080        (304,561)        (74,615)

    Increase (decrease) in:
      Accounts payable                                               905,117        (491,797)        239,589
      Accrued expenses                                               130,322          46,953         205,127
      Deferred revenue                                               (15,336)         (8,902)       (157,410)
                                                                ------------    ------------    ------------
        Net cash used in operating activities                     (3,310,474)    (13,335,873)       (521,932)
                                                                ------------    ------------    ------------


                                   (Continued)




                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                   (Continued)

                                                       1997           1996             1995
                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               $ (1,011,987)   $   (750,763)   $   (309,091)
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable and long-term debt           --          (156,751)        (91,954)
  Proceeds from issuance of common stock                   --        12,234,099          78,146
  Proceeds from exercise of options and warrants      3,027,365       3,985,276       1,913,819
                                                   ------------    ------------    ------------
    Net cash provided by financing activities         3,027,365      16,062,626       1,900,011
                                                   ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (10,108)        (43,148)       (129,785)
                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (1,305,204)      1,932,842         939,203

CASH AND CASH EQUIVALENTS,
  Beginning of year                                   3,561,794       1,628,952         689,749
                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  End of year                                      $  2,256,590    $  3,561,794    $  1,628,952
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                    $     20,825    $     24,124    $    107,132
                                                   ------------    ------------    ------------

  Taxes paid                                       $     54,076            --              --
                                                   ============    ============    ============


                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                   (Continued)


SUPPLEMENTAL SCHEDULE OF NONCASH
 OPERATING AND FINANCING ACTIVITIES:

     During 1995, the Company repaid $6,339,409 of long-term debt and accrued interest through the issuance of 1,695,232 shares of Common Stock. During 1995, the Company issued 95,000 shares of Common Stock in payment of legal fees aggregating $562,500.


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

    INVENTORIES-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                 DECEMBER 31,
                          ---------------------------
                            1997              1996
                          ----------        ---------
Finished goods            $1,399,835        $ 448,770
Raw materials                852,840          494,373
                          ----------        ---------
                          $2,252,675        $ 943,143
                          ==========        =========

PROPERTY AND EQUIPMENT-

Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the life of the respected lease. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

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

Deposits on manufacturing equipment totaling approximately $600,00 and $1,100,000 as of December 31, 1997 and 1996, respectively, are included in other assets in the accompanying consolidated balance sheets.

    INTANGIBLE ASSETS-

Intangible assets consist of the following:
                                                  DECEMBER 31,
                                          ----------------------------
                                              1997             1996
                                          -----------      -----------
        Patents                           $ 2,600,000      $ 2,600,000
        Trademarks                            341,000          341,000
                                          -----------      -----------
                                            2,941,000        2,941,000
        Less accumulated amortization      (1,821,303)      (1,599,243)
                                          -----------      -----------
                                          $ 1,119,697      $ 1,341,757
                                          ===========      ===========

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years.

    LONG-LIVED ASSETS-

Following the acquisition of any long-lived assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the long-lived asset may warrant revision or that the remaining balance of the long-lived asset may not be recoverable. When factors indicate that a long-lived asset may be impaired, the Company uses an estimate of the underlying product's future cash flows, including amounts to be received over the remaining life of the long-lived asset from license fees, royalty income, and related deferred revenues, in measuring whether the long-lived asset is recoverable. Unrecoverable amounts are charged to operations.

    INCOME TAXES-

As of December 31, 1997, the Company has U.S. tax net operating loss carryforwards of approximately $45 million which expire through 2011. The Company also has unused tax credits of approximately $949,000 which expire at various dates through 2012. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. Accordingly, the Company recorded an $85,000 alternative minimum tax provision for U.S. Federal taxes in 1997.

As of December 31, 1997 and 1996, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $16 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved for as their ultimate realizability is not assured.

    REVENUE RECOGNITION-

Sales are recorded as products are shipped and services are rendered. Royalties and additional monies owed to the Company based on the strategic alliance partners sales are recorded as revenue as sales are made by the strategic alliance partners.

    LICENSE FEES-

License fees are recognized as other income when the Company has no further obligations with respect to the payments and thus the earnings process is complete.

RESEARCH AND DEVELOPMENT COSTS-

Company sponsored research and development costs related to future products are expensed as incurred. Costs related to research and development contracts are charged to cost of sales upon recognition of the related revenue.

    INCOME/LOSS PER SHARE-

Basic income per share is computed by dividing net income less preferred dividends by the weighted average number of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period assuming the exercise or conversion of all securities that are exercisable or convertible into common stock. Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of loss per share as their effect is antidilutive.

    STATEMENTS OF CASH FLOWS-

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

    STOCK-BASED COMPENSATION-

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosure of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the three years ended December 31, 1997, the Company recognized compensation costs under the provisions of APB No. 25, and for the three years ended December 31, 1997, the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 3).


(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, the Company earned $7 million, $2 million and $8 million in milestone payments in 1997, 1996 and 1995, respectively and expects to receive additional milestone payments in the future. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

The Company has also entered into strategic alliance agreements for the marketing and distribution of Replens and Advantage 24 with various pharmaceutical companies. Pursuant to these agreements, the Company has received advance payments, of which $1,042,638 and $1,093,524, respectively, are reflected as deferred revenue in the accompanying December 31, 1997 and 1996 consolidated balance sheets. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

(3) STOCKHOLDERS' EQUITY:

     PREFERRED STOCK-

In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly and each share is convertible into 12.36 shares of Common Stock. As of December 31, 1997 and 1996, dividends of $116,781 and $108,693, respectively, have been earned but have not been declared and are included in other long-term liabilities in the accompanying consolidated balance sheets.

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

     WARRANTS-

As of December 31, 1997, the Company had warrants outstanding for the purchase of 150,253 shares of Common Stock. Information on outstanding warrants is as follows:

                             EXERCISE
                               PRICE
                             --------
                              $ 4.88           30,000
                               10.78           60,253
                               16.00           20,000
                               18.00           20,000
                               20.00           20,000
                                              -------
                                              150,253
                                              =======

The 30,000 of $4.88 warrants and the 60,253 of $10.78 warrants were exercisable on December 31, 1997.

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

A summary of the status of the Company's two stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                               1997                         1996
                                      -----------------------      -----------------------
                                                    WEIGHTED                     WEIGHTED
                                                    AVERAGE                      AVERAGE
                                                    EXERCISE                     EXERCISE
                                        SHARES        PRICE         SHARES        PRICE

                                      ---------     --------       ---------     --------
Outstanding at beginning of year      3,591,272      $ 6.25        3,176,646     $ 5.37
Granted                               1,332,500       14.72          699,000      10.41
Exercised                              (366,498)       5.92         (253,374)      6.53
Forfeited                                  --          --            (31,000)      6.80
                                     ----------                   ----------
Outstanding at end of year            4,557,274        8.92        3,591,272       6.25
                                     ==========                   ==========

Options exercisable at year end       2,984,774                    2,808,772
                                     ----------                   ----------


                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 -----------------------------------------------    -----------------------------
                                            WEIGHTED
                                             AVERAGE    WEIGHTED                         WEIGHTED
   RANGE OF           NUMBER                REMAINING   AVERAGE           NUMBER         AVERAGE
   EXERCISE         OUTSTANDING            CONTRACTUAL  EXERCISE        EXERCISABLE      EXERCISE
    PRICES       AT DECEMBER 31, 1997          LIFE      PRICE     AT DECEMBER 31, 1997   PRICE
---------------  --------------------      -----------  --------   --------------------  --------
$    4.38             1,850,000                6.74      $ 4.38          1,850,000       $ 4.38
$ 4.88-$  7.25          541,250                6.59        6.38            541,250         6.38
$ 8.00-$ 12.13          919,500                8.07       10.45            486,000        10.31
$ 12.25-$16.03        1,119,524                8.72       14.74            107,524        13.33
$ 16.63-$18.63          127,000                9.71       17.64               --            --
                      ---------                                          ---------
$  4.38-$18.63        4,557,274                7.56        8.92          2,984,774         6.03
                      =========                                          =========


The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB Statement 123, the Company's net income or loss per share would have been decreased or increased to the pro forma amounts indicated below:

                                                             1997               1996            1995
                                                         -------------    --------------    ------------
Net income (loss)               As reported              $     762,906    ($  13,078,984)   ($    959,472)
                                Proforma                    (7,013,855)      (16,648,154)   ($  2,284,148)
                                                         =============    ==============    =============

Income (loss) per share         As reported                     $0.03            ($0.47)          ($0.04)
                                Proforma                       ($0.25)           ($0.60)          ($0.09)
                                                         -------------    --------------    -------------

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) a risk free rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 55% for 1997 and 60% for 1996 and 1995 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

(4) COMMITMENTS AND CONTINGENCIES:

     LEASES-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 1997, 1996 and 1995 totaled $679,791, $736,372 and $365,995, respectively. Future minimum lease payments as of December 31, 1997 are as follows:

                     1998                 $    576,190
                     1999                      274,707
                     2000                      226,459
                     2001                      164,840
                     2002                      133,427
                     Thereafter                 64,139
                                          ------------
                                          $  1,439,762
                                          ============

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

In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb(R), a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% of the net sales of Diasorb.

     EMPLOYMENT AGREEMENTS-

The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. The remaining terms of the employment agreements range from one to four years. Future base compensation to be paid under these agreements as of December 31, 1997 are as follows:

                     1998                 $  1,210,900
                     1999                    1,100,000
                     2000                    1,100,000
                     2001                       75,000
                                          ------------
                                          $  3,485,900
                                          ============

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. As a result of the Company's income in 1997, a provision for 5% of pretax income has been included in general and administrative expenses.

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

YEAR 2000-

The Company has assessed and continues to assess the impact of the year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information system infrastructure Year 2000 compliant. Based on existing information, the Company believes the anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company.

(5) OTHER RELATED-PARTY TRANSACTION:

During 1993, the Company loaned two individuals who are officers, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum and which were due on or before December 7, 1997 have subsequently been extended through December 7, 1999. Accordingly, as of December 31, 1997, the aggregate balance of $268,324 is included in other assets in the accompanying 1997 consolidated balance sheet.

(6) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. One customer accounted for 68% of 1997 consolidated net sales. Another customer accounted for approximately 5% and 21% of 1997 and 1995 consolidated net sales, respectively. A third customer accounted for approximately 5%, 18% and 16%, respectively, of 1997, 1996 and 1995 consolidated net sales. A fourth customer accounted for approximately 3%, 13% and 5% of 1997, 1996 and 1995 consolidated net sales, respectively. The following table shows selected information by geographic area:

                                                   INCOME
                                    NET          (LOSS) FROM      IDENTIFIABLE
                                   SALES          OPERATIONS         ASSETS
                              ------------      ------------      ------------
As of and for the year
 ended December 31, 1997-

      United States           $ 15,623,341      $  4,984,325      $  7,804,944
      Europe                       924,070       (11,083,888)        7,196,808
                              ------------      ------------      ------------
                              $ 16,547,411      $ (6,099,563)     $ 15,001,752
                              ============      ============      ============

As of and for the year
 ended December 31, 1996-

      United States           $  4,434,410      $ (5,560,059)     $  5,370,215
      Europe                     1,211,621        (9,758,848)        4,609,882
                              ------------      ------------      ------------
                              $  5,646,031      $(15,318,907)     $  9,980,097
                              ============      ============      ============

As of and for the year
 ended December 31, 1995-

      United States           $ 8,321,578      $(2,451,702)     $ 2,989,278
      Europe                    1,583,055       (6,654,339)       4,697,392
                              -----------      -----------      -----------
                              $ 9,904,633      $(9,106,041)     $ 7,686,670
                              ===========      ===========      ===========

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

Report of Independent Certified Public Accountants                        S-2

Schedule II-Valuation and Qualifying Accounts and Reserves                S-3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 13, 1998.


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                      CHARGED TO
                                        BALANCE AT   (CREDITED TO)                  BALANCE
                                        BEGINNING      COSTS AND                    AT END
          DESCRIPTION                   OF PERIOD       EXPENSES     DEDUCTIONS    OF PERIOD
----------------------------------      ---------    ------------    ----------    ---------
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful  accounts       $ 97,275       $ 35,001        $--         $132,276
                                         ========       ========        =====       ========


YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful  accounts       $105,437       $ (8,162)       $--         $ 97,275
                                         ========       ========        =====       ========


YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful  accounts       $ 98,370       $  7,067        $--         $105,437
                                         ========       ========        =====       ========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               COLUMBIA LABORATORIES, INC.

Date:  MARCH 3, 1998                           By: /s/ DAVID L. WEINBERG
                                                  -----------------------------
                                               David L. Weinberg, Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ NORMAN M. MEIER                        President, Chief Executive                  March 3, 1998
--------------------------                 Officer, Director
Norman M. Meier                            (Principal Executive Officer)

/s/ WILLIAM J. BOLOGNA                     Chairman of the Board of Directors          March 3, 1998
--------------------------
William J. Bologna

/s/ NICHOLAS A. BUONICONTI                 Vice Chairman of the Board of Directors     March 3, 1998
--------------------------
Nicholas A. Buoniconti

/s/ DAVID L. WEINBERG                      Vice President-Finance and                  March 3, 1998
--------------------------
David L. Weinberg                          Administration, Chief Financial
                                           Officer, Treasurer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

/s/ DOMINIQUE DE ZIEGLER                   Vice President - Pharmaceutical             March 3, 1998
--------------------------                 Development and Director
Dominique de Ziegler

/s/ JEAN CARVAIS                           Director                                    March 3, 1998
--------------------------
Jean Carvais

/s/ IRWIN L. KELLNER                       Director                                    March 3, 1998
--------------------------
Irwin L. Kellner

/s/ LILA E. NACHTIGALL                     Director                                    March 3, 1998
--------------------------
Lila E. Nachtigall

/s/ ROBERT C. STRAUSS                      Director                                    March 3, 1998
--------------------------
Robert C. Strauss


                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS
-------

10.7    --    Employment Agreement dated as of April 15, 1997 between the
              Company and Nicholas A. Buoniconti
10.9    --    Amendment of Employment Agreement dated as of September 1, 1997 between the Company and Norman M. Meier
10.10   --    Amendment of Employment Agreement dated as of September 1, 1997 between the Company and William J. Bologna
10.11   --    Amendment of Employment Agreement dated as of September 1, 1997 between the Company and Nicholas A. Buoniconti
21      --    Susidiaries of the Company
27      --    Financial Data Schedule