Form 10-Q
period 1998-03-31
COLUMBIA LABORATORIES INC
filed 1998-05-12
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the quarterly period ended March 31, 1998

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


      2665 SOUTH BAYSHORE DRIVE
      MIAMI, FLORIDA                                            33133
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Company's telephone number, including area code: (305) 860-1670

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of April 30, 1998: 28,684,687

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

                                    2 of 12


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,     DECEMBER 31,
                                                            1998            1997
                                                        ------------    ------------
                                                         (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                          $ 12,517,036    $  2,256,590
     Accounts receivable, net                              1,577,485       6,223,842
     Inventories                                           2,205,355       2,252,675
     Prepaid expenses                                        382,601         477,857
                                                        ------------    ------------
        Total current assets                              16,682,477      11,210,964

   Property and equipment, net                             1,640,914       1,701,136
   Intangible assets, net                                  1,064,182       1,119,697
   Other assets                                            1,188,181         969,955
                                                        ------------    ------------
                                                        $ 20,575,754    $ 15,001,752
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable                                   $  3,048,357    $  3,709,368
     Accrued expenses                                        747,738       1,319,400
     Deferred revenue                                        687,344       1,042,638
                                                        ------------    ------------
       Total current liabilities                           4,483,439       6,071,406
                                                        ------------    ------------

Note payable                                              10,000,000            --
Other long-term liabilities                                  118,627         116,781

Stockholders' equity-
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 923
        shares issued and outstanding in 1998
        and 1997                                                   9               9
       Series B Convertible Preferred Stock, 1,630
        shares issued and outstanding in 1998
        and 1997                                                  16              16
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,684,687 and 28,623,187 shares
      issued and outstanding in 1998 and 1997,
      respectively                                           286,847         286,231
    Capital in excess of par value                        92,941,714      92,588,038
    Accumulated deficit                                  (87,326,331)    (84,128,906)
    Cumulative translation adjustment                         71,433          68,177
                                                        ------------    ------------
       Total stockholders' equity                          5,973,688       8,813,565
                                                        ------------    ------------
                                                        $ 20,575,754    $ 15,001,752
                                                        ============    ============

            See notes to condensed consolidated financial statements

                                    3 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   THREE MONTHS ENDED MARCH 31,
                                       1998            1997
                                   ------------    ------------

NET SALES                          $  2,271,985    $  1,365,881

COST OF GOODS SOLD                    1,405,984       1,025,282
                                   ------------    ------------
         Gross profit                   866,001         340,599
                                   ------------    ------------

OPERATING EXPENSES:
    Selling and distribution            637,766         659,102
    General and administrative        1,576,553         738,593
    Research and development          1,791,109       2,412,552
                                   ------------    ------------
        Total operating expenses      4,005,428       3,810,247
                                   ------------    ------------

        Loss from operations         (3,139,427)     (3,469,648)
                                   ------------    ------------

OTHER INCOME (EXPENSE):
    License fees                           --           500,000
    Interest income                      42,870          27,308
    Interest expense                    (33,259)           --
    Other, net                          (67,609)        (61,748)
                                   ------------    ------------
                                        (57,998)        465,560
                                   ------------    ------------

        Net loss                   $ (3,197,425)   $ (3,004,088)
                                   ============    ============

NET LOSS PER COMMON SHARE          $       (.11)   $       (.11)
                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           28,660,000      28,142,000
                                   ============    ============

            See notes to condensed consolidated financial statements

                                    4 of 12


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     1998            1997
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (3,197,425)   $ (3,004,088)
  Adjustments to reconcile net loss to net
   cash used for operating activities-
    Depreciation and amortization                                     238,215         206,951
     Issuance of warrants for consulting services                      44,877             --

    Changes in assets and liabilities- (Increase) decrease in:

        Accounts receivable                                         4,333,254         360,478
        Inventories                                                    47,319        (210,855)
        Prepaid expenses                                              217,427         143,916
        Other assets                                                 (271,308)       (445,793)

      Increase (decrease) in:
        Accounts payable                                             (647,591)        152,525
        Accrued expenses                                             (421,444)       (392,858)
        Deferred revenue                                             (355,295)        240,999
                                                                 ------------    ------------

    Net cash used for operating activities                            (11,971)     (2,948,725)
                                                                 ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (75,856)       (103,136)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of note payable                                         10,000,000            --
  Proceeds from exercise of options and warrants                      356,138         925,980
                                                                 ------------    ------------

    Net cash provided by financing activities                      10,356,138         925,980
                                                                 ------------    ------------

                                   (Continued)

                                    5 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       1998            1997
                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (7,865)        (14,798)
                                                   ------------    ------------

NET INCREASE (DECREASE)  IN CASH
  AND CASH EQUIVALENTS                               10,260,446      (2,140,679)

CASH AND CASH EQUIVALENTS,
  beginning of period                                 2,256,590       3,561,794
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS,
  end of period                                    $ 12,517,036    $  1,421,115
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                 $      6,341    $      4,386
                                                   ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         As of March 31, 1998, dividends on the Series A Preferred Stock of $118,627 ($1,846 relating to the three months ended March 31, 1998) have been earned but have not been declared and are included in other long-term liabilities in the March 31, 1998 condensed consolidated balance sheet.

            See notes to condensed consolidated financial statements

                                    6 of 12

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(2) NOTE PAYABLE

         On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note bears interest at 7 1/8% which is payable semi-annually on March 1 and September 1. The note was originally convertible into 628,931 shares of the Company's common stock; however, based on a one-time reset provision, the note is convertible into 662,032 shares of common stock or a price equal to $15.105 per share. The Company also granted certain registration rights to the investor, under which the earliest the shares underlying the note could be registered would be March 16, 1999.

(3) SUBSEQUENT EVENT

         On April 1, 1998, the Company and the Warner-Lambert Company signed an agreement terminating their December 1991 license and supply agreement under which the Warner-Lambert Company had distributed Replens, a vaginal moisturizer which had been developed by the Company. Under the terms of the termination agreement, the Company agreed to pay $4.6 million for the right to reaquire the product Replens, effective on April 9, 1998. The $4.6 million cost will be capitalized and amortized over a 15 year period.

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

          Cash and cash equivalents increased from approximately $2.3 million at December 31, 1997 to approximately $12.5 million at March 31, 1998 . The Company received $9.7 million, net of expenses, from the issuance of a note to an institutional investor (see note 2 to unaudited condensed consolidated financial statements), and approximately $356,000 from the exercise of options and warrants.

          In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, as of March 31, 1998, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

          In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that the Company now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998.Upon exercise of the options, the Company will be required to pay an additional $7 million. If the Company does not exercise its options upon the occurrence of certain events, the Company's rights to the options are terminated.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of

                                    8 of 12
products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 1998, the Company has paid approximately $1.2 million in royalty payments.

         The Company believes that sales and liquidity will increase as Crinone is fully marketed by Wyeth-Ayerst.

         As of March 31, 1998, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $35 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $10.1 million on research and development in 1998 and an additional $200,000 on production equipment at its suppliers.

         As of March 31, 1998, the Company had available net operating loss carryforwards of approximately $46 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 1998 and December 31, 1997, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $17 million and $16 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

         Net sales increased by approximately $906,000 in 1998 as compared to 1997. Crinone, which was not sold in the first quarter of 1997 accounted for $547,000 of the increase. As a result of the change in product mix, gross profit as a percentage of sales increased in 1998 as compared to 1997 from 25% to 38%.

         Selling and distribution expenses remained relatively constant in 1998 as compared to 1997. The Company's strategic alliance partners are responsible for all marketing and distribution costs of Crinone and Replens in their territories. There can be no assurance that any of the companies with whom the Company has entered into these agreements will aggressively or successfully market the products. The Company's success is dependent to a great extent on the marketing efforts of its strategic alliance partners, which the Company has limited ability to influence.

         General and administrative expenses increased to approximately $1,577,000 in 1998 from $739,000 in 1997. Of the $838,000 increase, $470,000 resulted from one-time public relations fees incurred in connection with the launch of Crinone 4% and expenses related to FDA regulatory affairs.

         Research and development expenses decreased by approximately $621,000 from $2,412,000 in 1997 to $1,791,000 in 1998 as major clinical studies related to Crinone were completed in 1997.

         License fees in 1997 represent upfront and milestone payments received in connection with the licensing agreement with AHP.

                                    9 of 12

          Interest expense increased in 1998 as a result of the $10 million note bearing interest at 7 1/8% issued by the Company on March 16, 1998 to an institutional investor.

         As a result, the net loss for 1998 was $3,197,425 or $.11 per common share as compared to a net loss in 1997 of $3,004,088 or $.11 per common share.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As of May 8, 1998, dividends on the Series A Preferred Stock of $119,396 have been earned but have not been declared.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

          10.12 - Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read Inc.

          10.13 - Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company.

          Reports on Form 8-K

          None.
                                    11 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA LABORATORIES, INC.

                                       /s/ DAVID L. WEINBERG
                                       -----------------------------
                                       DAVID L. WEINBERG, Vice President-
                                       Finance and Administration,
                                       Chief Financial Officer


DATE:  MAY 8, 1998

                                    12 of 12

                                INDEX TO EXHIBITS

10.12 - Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read Inc.

10.13 - Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company.

27 -      Financial Data Schedule.