Form 10-Q
period 1998-06-30
COLUMBIA LABORATORIES INC
filed 1998-08-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 1-10352

                           COLUMBIA LABORATORIES, INC.
               (Exact name of Company as specified in its charter)

          DELAWARE                                               59-2758596
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     2875 NORTHEAST 191 STREET
         AVENTURA, FLORIDA                                          33180
(Address of principal executive offices)                          (Zip Code)

Company's telephone number, including area code: (305) 933-6089

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ____

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 31, 1998: 28,684,687

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

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

                                    COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,                   DECEMBER 31,
                                                                         1998                         1997
                                                                     -----------                  ------------
                                                                     (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                                    $    3,398,314                $    2,256,590
     Accounts receivable, net                                          3,109,100                     6,223,842
     Inventories                                                       3,199,421                     2,252,675
     Prepaid expenses                                                    190,849                       477,857
                                                                  --------------                --------------
        Total current assets                                           9,897,684                    11,210,964

   Property and equipment, net                                         1,661,770                     1,701,136
   Intangible assets, net                                              5,531,999                     1,119,697
   Other assets                                                        1,184,780                       969,955
                                                                  --------------                --------------
                                                                  $   18,276,233                $   15,001,752
                                                                  ==============                ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable                                             $    3,730,954                $    3,709,368
     Accrued expenses                                                    951,248                     1,319,400
     Deferred revenue                                                    687,344                     1,042,638
                                                                  --------------                --------------
            Total current liabilities                                  5,369,546                     6,071,406
                                                                  --------------                --------------


Convertible Subordinated Note payable                                 10,000,000                             -
Other long-term liabilities                                              120,473                       116,781

Stockholders' equity-
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 923
       shares issued and outstanding in 1998
        and 1997                                                               9                             9
       Series B Convertible Preferred Stock, 1,630
        shares issued and outstanding in 1998
        and 1997                                                              16                            16
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,684,687 and 28,623,187 shares
      issued and outstanding in 1998 and 1997,
      respectively                                                       286,847                       286,231
    Capital in excess of par value                                    93,048,987                    92,588,038
    Accumulated deficit                                              (90,615,487)                  (84,128,906)
    Cumulative translation adjustment                                     65,842                        68,177
                                                                  --------------                --------------
       Total stockholders' equity                                      2,786,214                     8,813,565
                                                                  --------------                --------------
                                                                  $   18,276,233                $   15,001,752
                                                                  ==============                ==============

                              See notes to condensed consolidated financial statements.

                                   COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                       1998             1997              1998           1997
                                                   ------------     ------------       ----------    --------
NET SALES                                           $ 4,396,712       $3,596,446       $2,124,727     $2,230,565

COST OF GOODS SOLD                                    2,372,282        2,219,390          966,298      1,194,108
                                                    -----------      -----------     ------------   ------------
         Gross profit                                 2,024,430        1,377,056        1,158,429      1,036,457
                                                    -----------      -----------      -----------   ------------

OPERATING EXPENSES:
    Selling and distribution                          1,757,088        1,496,591        1,119,322        837,489
    General and administrative                        2,847,161        1,458,960        1,270,608        720,367
    Research and development                          3,722,493        4,458,775        1,931,384      2,046,223
                                                    -----------      -----------       ----------    -----------
        Total operating expenses                      8,326,742        7,414,326       4,321,314       3,604,079
                                                    -----------      -----------      -----------    -----------

        Loss from operations                         (6,302,312)      (6,037,270)      (3,162,885)    (2,567,622)
                                                    -----------      -----------      -----------     ----------

OTHER INCOME (EXPENSE):
    License fees                                              -          500,000                -              -
    Interest income                                     107,883           33,054           65,013          5,746
    Interest expense                                   (222,097)          (3,059)        (188,838)        (3,059)
    Other, net                                          (70,057)         (92,163)          (2,448)       (30,415)
                                                    -----------      -----------     ------------   ------------
                                                       (184,271)         437,832         (126,273)       (27,728)
                                                    -----------      -----------     ------------   ------------

        Net loss                                    $(6,486,583)     $(5,599,438)    $ (3,289,158)  $ (2,595,350)
                                                    ===========      ===========     ============   ============

LOSS PER COMMON SHARE
 BASIC AND DILUTED                                  $      (.23)     $      (.20)    $       (.11)  $       (.09)
                                                    ===========      ===========     ============   ============


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                  28,673,000       28,224,000       28,685,000     28,304,000
                                                    ===========      ===========     ============   ============







                              See notes to condensed consolidated financial statements.

                              COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                             (Unaudited)

                                                        SIX MONTHS ENDED                THREE MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                     1998               1997             1998            1997
                                                 ------------       ------------      ----------     --------

Net loss                                        $(6,486,583)      $(5,599,438)      $(3,289,158)    $(2,595,350)

Other comprehensive income (loss):

  Foreign currency translations, net of tax           2,335            (5,749)           (3,256)         (8,140)
                                                -----------       -----------       -----------     -----------

Comprehensive loss                              $(6,484,248)      $(5,605,187)      $(3,292,414)    $(2,603,490)
                                                ===========       ===========       ===========     ===========








                             See notes to condensed consolidated financial statements.

                                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        1998                          1997
                                                                    ------------                  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (6,486,583)                 $(5,599,438)
  Adjustments to reconcile net loss to net
   cash used in operating activities-
    Depreciation and amortization                                        574,015                      421,983
    Issuance of warrants and options for
       consulting services                                               333,456                            -

    Changes in assets and liabilities-
       (Increase) decrease in:
        Accounts receivable                                            2,805,611                     (263,733)
         Inventories                                                    (946,748)                    (664,946)
        Prepaid expenses                                                 274,389                      280,773
        Other assets                                                    (314,372)                    (399,059)

      Increase (decrease) in:
        Accounts payable                                                  24,217                     2,397,036
         Accrued expenses                                               (281,808)                     (359,852)
        Deferred revenue                                                (355,295)                      (10,221)
                                                                    ------------                   -----------
Net cash used in operating activities                                 (4,373,118)                   (4,197,457)
                                                                    ------------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of product rights                                        (4,600,000)                            -
    Purchase of property and equipment                                  (238,523)                     (534,799)
                                                                    ------------                   -----------
      Net cash used in investing activities                           (4,838,523)                     (534,799)
                                                                    ------------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of note payable                                            10,000,000                             -
  Proceeds from exercise of options and warrants                         356,188                     1,422,793
                                                                    ------------                   -----------
    Net cash provided by financing activities                         10,356,188                     1,422,793
                                                                    ------------                   -----------

                                                     (Continued)

                                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                     (Continued)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        1998                          1997
                                                                    ------------                  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (2,823)                      (36,909)
                                                                    ------------                  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 1,141,724                    (3,346,372)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                  2,256,590                     3,561,794
                                                                    ------------                  ------------

CASH AND CASH EQUIVALENTS,
  end of period                                                     $  3,398,314                  $    215,422
                                                                    ============                  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                                  $     11,057                  $      7,889
                                                                    ============                  ============


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         As of June 30, 1998, dividends on the Series A Preferred Stock of $120,473 ($3,692 relating to the six months ended June 30, 1998) have been earned but have not been declared and are included in other long-term liabilities in the accompanying June 30, 1998 condensed consolidated balance sheet.

            See notes to condensed consolidated financial statements.

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

(2) LOSS PER SHARE:

         Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted average number of shares of common stock outstanding during the period. In the computation of diluted loss per share, the weighted average number of common shares outstanding is adjusted for all dilutive potential common stock.

         For the three and six month periods ending June 30, 1998 and 1997, there was no difference between basic and diluted loss per common share as all potential common stock was antidilutive.

         Total potential common stock at June 30, 1998, includes Series A and Series B Convertible Preferred stock convertible into 11,408 and 33,529 shares of common stock, respectively; outstanding options and warrants to purchase 5,540,027 shares of common stock and a convertible subordinated note due March 15, 2005 which is convertible at the option of the holder into 662,032 shares of common stock at a conversion rate of $15.105 per share.

(3) CONVERTIBLE SUBORDINATED NOTE PAYABLE:

         On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note bears interest at 7 1/8% which is payable semi-annually on March 1 and September 1. The note is convertible into 662,032 shares of common stock at a price equal to $15.105 per share. The Company also granted certain registration rights to the investor, under which the earliest the shares underlying the note could be registered would be March 19, 1999.

(4) REACQUISITION OF PRODUCT RIGHTS:

         On April 1, 1998, the Company and the Warner-Lambert Company signed an agreement terminating their December 1991 license and supply agreement under which the Warner-Lambert Company had distributed Replens, a vaginal moisturizer which had been developed by the Company. Under the terms of the termination agreement, the Company agreed to pay $4.6 million for the right to reacquire the product Replens, effective on April 9, 1998. The $4.6 million cost has been capitalized and is being amortized over a 15 year period, which represents the remaining years on the terminated December 1991 license and the patent underlying the product.

(5) RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial

Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company adopted SFAS 130 on January 1, 1998. The SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owned sources. Accordingly, the Company has included "Condensed Consolidated Statements of Comprehensive Operations" as part of its financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 effective December 31, 1998.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement established accounting and reporting standards that require that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company has adopted SFAS 133 for the three months ended June 30, 1998. The adoption of this statement did not have a material impact on the Company's consolidated financials position since the Company does not presently have any derivative or hedging type instruments, as defined by SFAS 133.

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

          Cash and cash equivalents increased from approximately $2.3 million at December 31, 1997 to approximately $3.4 million at June 30, 1998 . The Company received $9.7 million, net of expenses, from the issuance of a note to an institutional investor (see note 3 to unaudited condensed consolidated financial statements), and approximately $356,000 from the exercise of options and warrants. The Company paid $4.6 million in April 1997 to the Warner-Lambert Company to reacquire the rights to the product Replens (see note 4 to unaudited condensed consolidated financial statements) and used $4.4 million for operating activities.

          In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, as of June 30, 1998, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

          In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment ("SPC3"). In May 1996, this agreement was amended such that the Company now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998. Upon exercise of the options, the Company will be required to pay an additional $7 million. If the Company does not exercise its options upon the occurrence of certain events, the Company's rights to the options are terminated.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 1998, the Company has paid approximately $1.3 million in royalty payments.

          As of June 30, 1998, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $52 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $10.1 million on research and development in 1998 and an additional $300,000 on production equipment at its suppliers.

          As of June 30, 1998, the Company had available net operating loss carryforwards of approximately $48 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 1998 and December 31, 1997, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $17 million and $16 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

          Net sales increased in 1998 by $800,266 or 22% as compared to 1997 because of the Company's repurchase of the rights to the product Replens in April 1998 and its subsequent marketing of the product directly to wholesalers and chain drugstores. Since the Company's gross profit on Replens sales is much greater when it sells directly to wholesalers and chain drugstores than under the terminated Replens licensing agreement, gross profit as a percentage of net sales increased to 46% in 1998 from 38% in 1997.

         Selling and distribution expenses increased by $260,497 or 17% in 1998 compared to 1997. This increase was due principally to the Company's marketing of Replens

          General and administrative expenses increased by $1,388,201 or 95% in 1998 compared to 1997. The principal reasons were a $607,000 increase in investor / public relations expenses including $230,000 for Crinone media promotion and $378,000 for investor relations, of which $252,000 represented the value of stock options and warrants granted to non-employees; a $434,000 increase in legal expense, of which $260,000 was related to FDA affairs; a $139,000 increase in salary expense; and a $60,000 increase in insurance expense.

          Research and development expenditures decreased by $736,282 or 17% in 1998 compared to 1997 as the result of the wind down of Crinone studies. Crinone approvals were received in the United States in May 1997 and July 1997.

         License fees in 1997 represented milestone payments received in connection with the licensing agreement with AHP.

          Interest income was $107,883 in 1998 compared to $33,054 in 1997 and resulted from interest earned on the money received from the issuance of the $10 million note in March 1998 and after paying $4.6 million to reacquire the rights to the product Replens in April.

         Interest expense increased in 1998 to $222,097 from $3,059 in 1997 as the result of the $10 million note bearing interest at 7 1/8% issued by the Company in March 1998 to an institutional investor.

         As a result, the net loss for the six months ended June 30, 1998 was $6,486,583 or $.23 per share compared to a net loss of $5,599,438 or $.20 per share for the six months ended June 30, 1997.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

          Net sales decreased in 1998 from 1997 by $105,838 or 5%. In 1997, the Company had shipped $957,000 of Crinone 8% to Wyeth-Ayerst for sale in the United States. No similar order took place in 1998. However, foreign Crinone 8% sales in 1998 amounting to approximately $252,000 and sales of Replens after the product repurchase almost offset the lack of U.S. Crinone sales by the Company. Gross profit as a percentage of net sales improved to 55% in 1998 from 46% in 1997.

          Selling and distribution expenses increased by $281,833 or 34% in 1998 compared to 1997. This increase was due almost entirely to the Company's marketing of Replens.

          General and administrative expenses increased by $550,241 or 76% in 1998 compared to 1997. The principal reasons for the increase were a $183,000 increase in investor / public relations expense, of which $117,000 represented the value of stock options and warrants granted to non-employees; a $145,000 increase in legal expense; a $76,000 increase in salary expense; and a $35,000 increase in insurance expense.

          Research and development expenses decreased by $114,839 or 6% in 1998 compared to 1997 as the result of the wind down of Crinone studies. Crinone approvals were received in the United States in May 1997 and July 1997.

          Interest income was $65,013 in 1998 compared to $5,746 in 1997 and resulted from interest earned on the money received from the issuance of the $10 million note in March 1998 and after paying $4.6 million to reacquire the rights to the product Replens in April 1998.

          Interest expense increased in 1998 to $188,838 from $3,059 in 1997 as the result of the issuance in March 1998 of the $10 million note which bears interest at the rate of 7 1/8%.

         As a result, the net loss for the three months ended June 30, 1998 was $3,289,158 or $.11 per share compared to a net loss of $2,595,350 or $.09 per share for the three months ended June 30, 1997.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of August 12, 1998, dividends on the Series A Preferred Stock of $120,473 have been earned but have not been declared.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27.      Financial Data Schedule

         B.       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COLUMBIA LABORATORIES, INC.

                                             /S/ DAVID L. WEINBERG
                                             -----------------------------------
                                             DAVID L. WEINBERG, Vice President-
                                             Finance and Administration,
                                             Chief Financial Officer

DATE:      AUGUST 14, 1998

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

   27              Financial Data Schedule