Form 10-Q
period 1998-09-30
COLUMBIA LABORATORIES INC
filed 1998-11-13
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 31, 1998: 28,684,687

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                             1998            1997
                                                        ------------    ------------
                                                         (Unaudited)
ASSETS:
   Current assets-
     Cash and cash equivalents                          $  1,366,072    $  2,256,590
     Accounts receivable, net                              3,162,433       6,223,842
     Inventories                                           3,342,845       2,252,675
     Prepaid expenses                                        585,279         477,857
                                                        ------------    ------------
        Total current assets                               8,456,629      11,210,964

   Property and equipment, net                             1,566,058       1,701,136
   Intangible assets, net                                  5,416,926       1,119,697
   Other assets                                              686,256         969,955
                                                        ------------    ------------
                                                        $ 16,125,869    $ 15,001,752
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities-
     Accounts payable                                   $  3,214,793    $  3,709,368
     Accrued expenses                                      1,356,317       1,319,400
     Deferred revenue                                        606,907       1,042,638
                                                        ------------    ------------
            Total current liabilities                      5,178,017       6,071,406
                                                        ------------    ------------
Convertible Subordinated Note payable                     10,000,000            --
Other long-term liabilities                                  122,320         116,781

Stockholders' equity-
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized;
       Series A Convertible Preferred Stock, 923
       shares issued and outstanding in 1998 and 1997              9               9
       Series B Convertible Preferred Stock, 1,630
       shares issued and outstanding in 1998 and 1997             16              16
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,684,687 and 28,623,187 shares
      issued and outstanding in 1998 and 1997,
      respectively                                           286,847         286,231
    Capital in excess of par value                        93,149,393      92,588,038
    Accumulated deficit                                  (92,709,599)    (84,128,906)
    Cumulative translation adjustment                         98,866          68,177
                                                        ------------    ------------
       Total stockholders' equity                            825,532       8,813,565
                                                        ------------    ------------
                                                        $ 16,125,869    $ 15,001,752
                                                        ============    ============

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  NINE MONTHS ENDED             THREE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                1998            1997            1998            1997
                                           ------------    ------------    ------------    ------------
NET SALES                                  $  7,692,494    $ 10,130,324    $  3,295,782    $  6,533,878

COST OF GOODS SOLD                            3,840,395       4,082,500       1,468,113       1,863,110
                                           ------------    ------------    ------------    ------------
         Gross profit                         3,852,099       6,047,824       1,827,669       4,670,768
                                           ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Selling and distribution                  2,750,010       2,289,591         992,922         793,000
    General and administrative                4,030,787       2,456,781       1,183,626         997,821
    Research and development                  5,307,584       6,587,510       1,585,091       2,128,735
                                           ------------    ------------    ------------    ------------
        Total operating expenses             12,088,381      11,333,882       3,761,639       3,919,556
                                           ------------    ------------    ------------    ------------
        Income (loss) from operations        (8,236,282)     (5,286,058)     (1,933,970)        751,212
                                           ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    License fees                                 73,088       5,750,000          73,088       5,250,000
    Interest income                             134,673          49,150          26,790          16,096
    Interest expense                           (410,935)        (19,420)       (188,838)        (16,361)
    Other, net                                 (141,235)        (79,577)        (71,178)         12,586
                                           ------------    ------------    ------------    ------------
                                               (344,409)      5,700,153        (160,138)      5,262,321
                                           ------------    ------------    ------------    ------------
        Net income (loss)                  $ (8,580,691)   $    414,095    $ (2,094,108)   $  6,013,533
                                           ============    ============    ============    ============
NET INCOME (LOSS)
PER COMMON SHARE:
 BASIC                                     $       (.30)   $        .01    $       (.07)   $        .21
                                           ============    ============    ============    ============
 DILUTED                                   $       (.30)   $        .01    $       (.07)   $        .20
                                           ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  BASIC                                      28,677,000      28,290,000      28,685,000      28,398,000
                                           ============    ============    ============    ============
  DILUTED                                    28,677,000      29,969,000      28,685,000      30,231,000
                                           ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                   NINE MONTHS ENDED            THREE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $(8,580,691)   $   414,095    $(2,094,108)   $ 6,013,533

Other comprehensive loss:

  Foreign currency translations, net of tax       (30,689)       (35,197)       (33,024)       (29,448)
                                              -----------    -----------    -----------    -----------
Comprehensive income (loss)                   $(8,611,380)   $   378,898    $(2,127,132)   $ 5,984,085
                                              ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998            1997
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $ (8,580,691)   $    414,095
  Adjustments to reconcile net loss to net
   cash used in operating activities-
    Depreciation and amortization                          738,431         661,242
    Issuance of warrants and options for
       consulting services                                 435,709            --

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable                              3,061,409        (761,795)
        Inventories                                     (1,090,170)     (1,527,304)
        Prepaid expenses                                  (331,809)        (68,055)
        Other assets                                       266,589          71,074

      Increase (decrease) in:
        Accounts payable                                  (494,575)        351,564
        Accrued expenses                                    36,917         (32,060)
        Deferred revenue                                  (435,731)        (15,336)
                                                      ------------    ------------
Net cash used in operating activities                   (6,393,921)       (906,575)
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of product rights                          (4,600,000)           --
    Purchase of property and equipment                    (283,474)       (891,593)
                                                      ------------    ------------
      Net cash used in investing activities             (4,883,474)       (891,593)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of note payable                              10,000,000            --
  Proceeds from exercise of options and warrants           356,188       2,166,616
                                                      ------------    ------------
    Net cash provided by financing activities           10,356,188       2,166,616
                                                      ------------    ------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                             1998           1997
                                                             ----           ----
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       30,689          6,130
                                                         -----------    -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                      (890,518)       374,578

CASH AND CASH EQUIVALENTS,
  beginning of period                                      2,256,590      3,561,794
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS,
  end of period                                          $ 1,366,072    $ 3,936,372
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid during the period                       $   367,307    $    11,254
                                                         ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

         As of September 30, 1998, dividends on the Series A Preferred Stock of $122,320 ($5,539 relating to the nine months ended September 30, 1998) have been earned but have not been declared and are included in other long-term liabilities in the accompanying September 30, 1998 condensed consolidated balance sheet.

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

(2) NET INCOME (LOSS) PER COMMON SHARE:

         Basic net income per common share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period assuming the exercise or conversion of all securities that are exercisable or convertible into common stock. Basic net loss per common share is computed by dividing the net loss plus preferred dividends by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of loss per share as their effect is antidilutive.

         For the three and nine month periods ending September 30, 1998, there was no difference between basic and diluted loss per common share as all potential common stock was antidilutive.

         Total potential common stock at September 30, 1998, includes Series A and Series B Convertible Preferred stock convertible into 11,408 and 33,529 shares of common stock, respectively; outstanding options and warrants to purchase 5,467,691 shares of common stock and a convertible subordinated note due March 15, 2005 which is convertible at the option of the holder into 662,032 shares of common stock at a conversion rate of $15.105 per share.

(3) CONVERTIBLE SUBORDINATED NOTE PAYABLE:

         On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note bears interest at 7 1/8% which is payable semi-annually on March 15 and September 15. The note is convertible into 662,032 shares of common stock at a price equal to $15.105 per share. The Company also granted certain registration rights to the investor, under which the earliest the shares underlying the note could be registered would be March 16, 1999.

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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement established accounting and reporting standards that require that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company has adopted SFAS 133 for the three months ended September 30, 1998. The adoption of this statement did not have a material impact on the Company's consolidated financials position since the Company does not presently have any derivative or hedging type instruments, as defined by SFAS 133.

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

         Cash and cash equivalents decreased from approximately $2.3 million at December 31, 1997 to approximately $1.4 million at September 30, 1998 . The Company received $9.7 million, net of expenses, in March 1998 from the issuance of a note to an institutional investor (see note 3 to unaudited condensed consolidated financial statements), and approximately $356,000 from the exercise of options and warrants. The Company paid $4.6 million in April 1998 to the Warner-Lambert Company to reacquire the rights to the product Replens (see note 4 to unaudited condensed consolidated financial statements) and used $6.4 million for operating activities.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP
("Wyeth-Ayerst")markets Crinone. Under the terms of the agreement, as of September 30, 1998, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments when achieved. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

          In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment ("SPC3"). In May 1996, this agreement was amended such that the Company now has the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans is now underway in the U.S. The purpose of this trial is to determine the optimal dosage of SPC3 in late stage seropositive patients. The options, which must be exercised upon the occurrence of certain events, expire in December 1998. Upon exercise of the options, the Company will be required to pay an additional $7 million. Based on current information, the Company does not plan to exercise its options.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 1998, the Company has paid approximately $1.3 million in royalty payments.

          As of September 30, 1998, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $52 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $8.5 million on research and development in 1998 and an additional $300,000 on production equipment at its suppliers.

          As of September 30, 1998, the Company had available net operating loss carryforwards of approximately $47 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 1998 and December 31, 1997, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $17 million and $16 million, respectively, (comprised primarily of a net operating loss carryforward) which have been fully reserved as their ultimate realizability is not assured.

         The Company believes that sales and positive cash flow will increase as Crinone is fully marketed by Wyeth-Ayerst; however, in the short term the Company may require additional capital. The Company is presently exploring various alternatives, including the sale of equity securities, a line of credit and the licensing of products currently under development as possible sources of additional capital.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales decreased in 1998 to $7,692,494 or 24% as compared $10,130,324 in the prior year. In 1997, the Company shipped approximately $6,300,000 of Crinone as part of its large initial stocking order to Wyeth-Ayerst for sale in the United States. In 1998, approximately $864,000 of Crinone was shipped for U.S. sales in addition to foreign Crinone sales which amounted to approximately $1,166,000. Sales of Replens amounted to approximately $2,725,000 in 1998 versus $987,000 in 1997. Gross profit as a percentage of net sales declined to 50% in 1998 from 60% in 1997, reflecting the effect of fixed overhead on the lower sales volume.

          Selling and distribution expenses increased by $460,419 or 20% in 1998 compared to 1997. This increase was due principally to the Company's marketing of Replens.

          General and administrative expenses increased by $1,574,006 or 64% in 1998 compared to 1997. The principal reasons were a $498,000 increase in investor / public relations expenses including $141,000 for Crinone media promotion and $357,000 for investor relations, of which $272,000 represented the value of stock options and warrants granted to non-employees; a $501,000 increase in legal expense, of which $260,000 was related to FDA affairs; a $182,000 increase in salary expense; and a $98,000 increase in insurance expense.

          Research and development expenditures decreased by $1,279,926 or 19% in 1998 compared to 1997 as the result of the wind down of Crinone studies. Crinone approvals were received in the United States in May 1997 and July 1997.

         License fees in 1997 represented milestone payments received in connection with the licensing agreement with AHP.

         Interest income was $134,673 in 1998 compared to $49,150 in 1997 and resulted from interest earned on the money received from the issuance of the $10 million note in March 1998, after paying $4.6 million to reacquire the rights to the product Replens in April 1998.

         Interest expense increased in 1998 to $410,935 from $19,420 in 1997 as the result of the $10 million note bearing interest at 7 1/8% issued by the Company in March 1998 to an institutional investor.

         As a result, the net loss for the nine months ended September 30, 1998 was $8,580,691 or $.30 per share compared to a net profit of $414,095 or $.01 per share for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales decreased in 1998 from 1997 by $3,238,096 or 50%. In the three months ended September 30, 1997, the Company shipped approximately $5,400,000 of Crinone as part of its large initial stocking order to Wyeth-Ayerst for sale in the United States. In 1998, approximately $770,000 of Crinone was shipped for U.S. sales, in addition to foreign Crinone sales in 1998 which amounted to approximately $348,000. Sales of Replens were approximately $1,329,000 in 1998 versus $243,000 in 1997. Gross profit as a percentage of net sales declined to 55% in 1998 from 71% in 1997, reflecting the effect of fixed overhead on the lower sales volume.

          Selling and distribution expenses increased by $199,922 or 25% in 1998 compared to 1997. This increase was due almost entirely to the Company's marketing of Replens.

          General and administrative expenses increased by $185,805 or 19% in 1998 compared to 1997. The principal reasons for the increase were a $81,000 increase in legal expenses and a $65,000 increase in bad debts expense.

          Research and development expenses decreased by $543,644 or 26% in 1998 compared to 1997 as the result of the wind down of Crinone studies. Crinone approvals were received in the United States in May 1997 and July 1997.

          License fees in 1997 represented milestone payments received in connection with the licensing agreement with AHP.

          Interest income was $26,790 in 1998 compared to $16,096 in 1997 and resulted from interest earned on the money received from the issuance of the $10 million note in March 1998, after paying $4.6 million to reacquire the rights to the product Replens in April 1998.

          Interest expense increased in 1998 to $188,838 from $16,361 in 1997 as the result of the issuance in March 1998 of the $10 million note which bears interest at the rate of 7 1/8%.

         As a result, the net loss for the three months ended September 30, 1998 was $2,094,108 or $.07 per share compared to net income of $6,013,533 or $.20 per share for the three months ended September 30, 1997.

IMPACT OF THE YEAR 2000

         The Year 2000 ("Y2K") problem has arisen because many existing computer programs only use the last two digits to refer to a year and so these programs do not properly recognize a year that begins with a "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         The Company and each of its operating subsidiaries are in the process of implementing a Y2K readiness program with the objective of having all significant business systems function properly with respect to Y2K before January 1, 2000.

         The first component of Y2K readiness is to identify all internal business systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of Y2K problems. This step has been completed and all systems have been upgraded to avoid the Y2K problem, principally through the replacement or modification of computer software of affected systems. The cost incurred by the Company and its operating subsidiaries approximated $5,000.

         The second component is to identify significant service providers, vendors and customers that are believed to be critical to the Company's business operations after January 1, 2000. Steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness through questionairres, interviews and other available means. The possible consequences of the Company's service providers, vendors and customers not being fully Y2K compliant by January 1, 2000 include, among other things delays in delivery of products, delays in the receipt of supplies, invoice and collections errors, and inventory obsolescence. There can be no assurance that systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse impact on the Company's financial condition or results of operations. However, the Company believes that by the end of December 1998 it will have identified all vendors who will not be Y2K compliant by January 1, 2000 and will begin to seek new vendors who will be Y2K compliant.

         The Company believes it has developed an effective program to address the Y2K problem and, based upon current plans and assumptions, the Company does not expect that the Y2K problem will have a material adverse impact on the Company's financial condition or results of operations. Due to the general uncertainty with respect to Y2K, however, there can be no assurance that all Y2K issues will be foreseen and corrected on a timely basis, or that no material disruption of the Company's business operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business. The Company will, however, continue to assess the risks presented by the Y2K problem and will develop contingency plans if and when such plans become necessary.

EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for business to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. Based upon current plans and assumption, the Company does not expect that the euro conversion will have a material adverse impact on its financial condition or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of November 12, 1998, dividends on the Series A Preferred Stock of $122,320 have been earned but have not been declared.

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

                                             COLUMBIA LABORATORIES, INC.

                                             /s/ DAVID L. WEINBERG
                                             ---------------------
                                             DAVID L. WEINBERG, Vice President-
                                             Finance and Administration,
                                             Chief Financial Officer

DATE:      NOVEMBER 13, 1998

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule