Form 10-K
period 1998-12-31
COLUMBIA LABORATORIES INC
filed 1999-03-25
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

2875 NORTHEAST 191ST STREET, SUITE 400
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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 1999: $126,733,625.

         Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 1999: 28,684,687.

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

         Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop unique pharmaceutical products that treat female specific diseases and conditions including infertility, dysmenorrhea, endometriosis, hormonal deficiencies and the prevention of sexually transmitted diseases. Columbia's research in endocrinology has also led to the development of a product to treat "Andropause" in men. Columbia's products primarily utilize the Company's patented bioadhesive delivery technology, the ("Bioadhesive Delivery System").

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

         The Company's principal executive offices are located at 2875 Northeast 191st Street, Suite 400, Aventura, Florida 33180, and its telephone number is
(305) 933-6089. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France"), Columbia Laboratories (UK) Limited ("Columbia UK") and Columbia Research Laboratories, Inc. ("Columbia Research").

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

PRODUCTS

         CRINONE/registered trademark/. The Company's first prescription drug is a sustained release, vaginally delivered, natural progesterone product. Crinone utilizes the Company's patented Bioadhesive Delivery System which enables the progesterone to achieve a "First Uterine Pass Effect"/copyright/. Crinone is the first product to deliver progesterone directly to the uterus, thereby maximizing therapeutic benefit and avoiding side effects seen with orally-delivered synthetic progestins.

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

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP markets Crinone. Under the terms of the agreement, the Company has earned $17 million in milestone payments to date and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

          ADVANTAGE-S/trademark/. Advantage-S, the Company's female contraceptive gel utilizes the Bioadhesive Delivery System with the active ingredient nonoxynol-9 (the "Product") and it has been marketed in the United States by the Company since July 1998 under an existing monograph for nonoxynol-9 spermicidal products. The Product had been marketed in the United States under the tradename Advantage 24/registered trademark/ by Lake Pharmaceuticals, Inc. ("Lake"). In July 1997, the FDA alleged that the monograph did not permit a claim for 24-hour effectiveness. Although, the Company believes that its claim for 24-hour effectiveness was valid, it agreed with the FDA in February 1998 to market the Product without a claim for 24-hour effectiveness under the tradename of Advantage-S. During the period in which the Company was disputing the FDA allegations, the Company terminated its license agreement with Lake. In July 1998, the Company began marketing the Product in the United States under the tradename Advantage-S. Among Advantage-S benefits is that it utilizes the Company's Bioadhesive Delivery System, which enables the nonoxynol-9 to adhere to the cervix.

         In August 1998, the Company signed a distribution agreement with Advantage Technology Development Co. Ltd. ("Advantech") for the distribution of the Product in China under the tradename Advantage-LA/registered trademark/. An introduction test was conducted by Advantech and was satisfactorily completed. The product is now being sold in selected larger cities within China under an agreement with the Chinese Health Authorities for what is known as "Trial Sales". Upon successful completion of the "Trial Sales", which should be by mid-1999, the Chinese Health Authorities will issue a Family Planning Import Sales Certificate allowing distribution of Advantage-LA throughout China. In Europe, the Company intends to register Advantage-S as an over-the-counter drug.

         Broader claims relating to prevention of sexually transmitted diseases (STD's) will be requested upon completion, if successful, of clinical studies now underway. The United Nations Global Program on AIDS (formerly known as the World Health Organization Global Program on AIDS) has completed a 600 women safety study on Advantage-S. Analysis of the data generated indicates that Advantage-S, as used in the study, was free of any serious side effects. In addition, Advantage-S was shown to be safer than any other nonoxynol-9 product studied. Studies to determine the efficacy of Advantage-S in preventing the heterosexual transmission of HIV and other STD's have begun in a National Institute of Health sponsored study in Kenya. Additional U.N. studies are underway in Thailand, India and the Ivory Coast.

         REPLENS/registered trademark/. Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the Bioadhesive Delivery System. Replens is marketed in the United States by the Company who reacquired the marketing rights from the Warner-Lambert Company on April 1, 1998. Replens is marketed by various pharmaceutical companies throughout the rest of the world.

         OTHER PRODUCTS. The Company also markets Advanced Formula Legatrin PM/registered trademark/, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Vaporizer in a bottle/registered trademark/, a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb/registered trademark/, a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System.

RESEARCH AND DEVELOPMENT

         The Company expended $7.8 million in 1998, $9.1 million in 1997 and $10.9 million in 1996, on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone, Advantage-S, Chronodyne and Testosterone Bioadhesive Tablet products. These studies are coordinated from the Company's New York and Paris offices.

         CHRONODYNE/registered trademark/. In June 1998, the Company announced that it had been granted an Investigational New Drug Application ("IND") by the FDA for terbutaline in Columbia's patented bioadhesive vaginal delivery system. This product is intended to relax the uterus and prevent uterine dyskinesia (abnormal contractions), and therefore may be useful in the treatment of disorders such as dysmenorrhea, difficult and painful menstruation and for the treatment and prevention of endometriosis, the growth of endometrial tissue outside the uterus. Dysmenorrhea is a disorder that afflicts nearly 25 million women in the U.S. which is more than 30% of all menstruating women. Endometriosis effects 5 million women in the U.S. of whom 30 to 40% are infertile.

         This vaginal form of terbutaline, trademarked Chronodyne by Columbia, takes advantage of the Company's patented "First Uterine Pass Effect" whereby the drug is preferentially delivered to the uterus. This results in high concentrations in the uterus, the target organ, and low concentrations in the systemic circulation thereby minimizing the potential for side effects. Pharmacokinetic studies have demonstrated that when Chronodyne is administered vaginally the common side effects of tachycardia (rapid heart rate) and tremor are avoided because the systemic serum levels of terbutaline are only a fraction of that seen after oral administration.

         Chronodyne represents a new approach in the treatment of dysmenorrhea. Traditionally, analgesics are used by women after the pain occurs with the result that only partial relief is obtained. Chronodyne can prevent pain from occurring by addressing the root cause of dysmenorrhea painful uterine contractions. Chronodyne would be used at the first sign of dysmenorrhea, therefore preventing painful contractions.

         It is a widely held theory that endometriosis is the result of retrograde (backward-flowing) menstruation. Endometriosis occurs when endometrial tissue flows backward through the fallopian tubes and attaches to nearby pelvic structures, such as the ovary, and then grows. It has been shown that women who develop endometriosis usually have a long history of dysmenorrhea. The Company believes that Chronodyne not only slows uterine contractility but also prevents retrograde menstrual flow thereby eliminating the source of endometrial implants.

         TESTOSTERONE BIOADHESIVE BUCCAL TABLET. In August 1998, the Company announced that studies had been completed demonstrating that its patented bioadhesive buccal tablet can completely replace the normal amount of testosterone produced by men. The new bioadhesive buccal tablet which is only 9 mm in diameter and insensible after being inserted into the mouth, has been shown to deliver physiologic levels of testosterone. This contrasts with large transdermal patches which produce sub-physiologic levels because they deliver only 5 mg per day.

         Testosterone has traditionally been used to treat hypogonadel men. Hypogonadism in men is characterized by a deficiency or absence of endogenous testosterone production. However, recent data has demonstrated that men with low levels of testosterone may be at a greater risk of having a heart attack. Like the failure of the ovaries in menopausal women to produce estrogen, failure of the testes to product sufficient testosterone in men results in increasing levels of Follicle Stimulating Hormone (FSH) and Luteinizing Hormone (LH). The advent of "Andropause" in men may have the same impact as menopause in women-increased risk of cardiovascular disease, Alzheimer's disease and ultimately osteoporosis.

         Research sponsored by the Company has shown that testosterone apparently plays the same role in men as estradiol does in women, i.e., it acts as a potent coronary dilator. Acute administration of testosterone improves exercise-induced myocardial ischemia in men with coronary artery disease. Columbia's testosterone bioadhesive buccal tablet may play an important role in the treatment of angina and in the secondary prevention of a heart attack.

         SPC3 (SYNTHETIC POLYMERIC CONSTRUCTION #3). In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that the Company had the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans was conducted in the U.S. The purpose of this trial was to determine the optimal dosage of SPC3 in late stage seropositive patients. The Company did not exercise its options for the product which expired in December 1998.

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

         During 1997, the Company was granted a United States patent covering the technology used in its product Advantage-S, which potentiates the activity of nonoxynol-9 against various organisms which can cause sexually transmitted diseases, including AIDS, gonorrhea, chlamydia, trichomonal infections, syphilis and genital herpes.

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

         The Company has filed "Replens", "Advantage 24", "Advantage-S", "Advantage-LA", "Crinone" and "Chronodyne"as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks. The Company believes these marks will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks.

         The Company also relies on confidentiality and nondisclosure agreements. There can be no assurance that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

MANUFACTURING

         Crinone, Advantage-S, Advantage 24, Advantage-LA and Replens are currently being manufactured and packaged by third-party manufacturers in Europe utilizing the "form, fill and seal" single step manufacturing process.

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

OVER-THE-COUNTER DRUGS

         The Company currently markets five over-the-counter drugs: Advanced Formula Legatrin PM, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Diasorb, a pediatric antidiarrheal product; and Vaporizer in a bottle, a portable cough suppressant, Replens and Advantage-S. These over-the-counter drugs are manufactured by third-party manufacturers. All of the raw materials for the new Bioadhesive Delivery System products used by the Company for its over-the-counter drugs are available from several sources.

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

SALES

         The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 15% or more of consolidated net sales in any of the three years ended December 31, 1998.

                                       1998          1997          1996
                                       ----          ----          ----
          Crinone                       25%           68%            -
          Replens                       40            10            12%
          Advantage-S                    4             3*           18*
          Legatrin PM/Legatrin          26            15            55
          Other products                 5             4            15
                                       ---           ---           ---
                                       100%          100%          100%
                                       ===           ===           ===

-----------
* Prior to July 1997 the tradename was Advantage 24.

         The Company anticipates the percentage of sales attributable to Legatrin PM and the other products to decrease in future years as additional products utilizing the Bioadhesive Delivery System are introduced. AHP accounted for approximately 25% and 68% of 1998 and 1997 consolidated net sales, respectively, and Warner-Lambert accounted for approximately 4% and 5% of 1998 and 1997 consolidated net sales, respectively. A retail customer accounted for approximately 15%, 5% and 18% of 1998, 1997 and 1996 consolidated net sales, respectively. Another customer accounted for approximately 3% and 13% of 1997 and 1996 consolidated net sales, respectively.

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

         Crinone, although a natural progesterone product, competes in markets with other progestins, both synthetic and natural, which may be delivered orally, by injections or by suppositories. Some of the more successful orally dosed products include Provera marketed by the Upjohn Company and Prempro and Premphase marketed by AHP. Although the Company is not aware of any product incorporating rate-controlled technology with respect to vaginal lubrication, the Company believes that Replens competes in the same markets as K-Y Jelly/registered trademark/ and Gyne-Moisturin/registered trademark/, vaginal lubricants marketed by Johnson & Johnson Products, Inc. and Schering-Plough Corporation, respectively. The Company also believes that Advantage-S, Legatrin PM and Diasorb compete against numerous products in their respective categories and that Vaporizer in a bottle/registered trademark/ competes against Vicks Vaporsteam, a product distributed by Richardson-Vicks, Inc.

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

EMPLOYEES

          As of February 28, 1999, the Company had 37 employees, 4 in management, 15 in research and development administration, 5 in manufacturing, 3 in marketing, and 10 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

         The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive
Compensation--Employment Agreements."

ITEM 2. PROPERTIES

          As of February 28, 1999, the Company leases the following properties:

                                                                                                       ANNUAL
    LOCATION                     USE                  SQUARE FEET          EXPIRATION                   RENT
    --------                     ---                  -----------          ----------                  ------
Aventura, FL               Corporate office              4,580             June 2003                  $119,000
Paris, France              Research admin office         9,500             August 2001                 324,000
Paris, France              Business residence            2,600             June 2001                    61,000
New York, NY               Residential office            1,000             April 2000                   50,000
Rockville Center, NY       Research admin office         1,400             October 2000                 35,000

ITEM 3. LEGAL PROCEEDINGS

         The Company filed an action in the United States District Court for the Southern District of Florida in November 1997 seeking a declaratory judgement on certain issues related to its relationship with Lake Pharmaceuticals, Inc. ("Lake") as governed in the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois, for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. This action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida action. The Company is vigorously defending the Lake claims and believes that Lake's action will be dismissed without any damage award to Lake and that the Company will prevail in its claims against Lake for damages.

         Other claims and law suits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1998 annual meeting of shareholders was held on January 28, 1999 for the purpose of electing the following eight directors (with each nominee receiving at least 24,645,914 votes out of a possible 28,729,620 votes):James J. Apostolakis, William J. Bologna, Jean Carvais, M.D., Dominique de Ziegler, M.D., Norman M. Meier, Denis O'Donnell, M.D., Selwyn Oskowitz, M.D. and Robert C. Strauss.

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

                                               HIGH             LOW
                                               ----             ---
FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------
         First Quarter                        $17.13           $12.13
         Second Quarter                        19.50            10.25
         Third Quarter                         20.13            15.63
         Fourth Quarter                        18.88            12.25


FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------
         First Quarter                        $15.18           $11.25
         Second Quarter                        14.13             5.63
         Third Quarter                          8.94             2.50
         Fourth Quarter                         4.88             2.38

         At February 28, 1999, there were 434 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 9,500 beneficial owners, 2 shareholders of record of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), 3 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") and 24 shareholders of record of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock").

         On August 31, 1998 the Company granted to Value Management & Research AG a warrant to purchase up to an aggregate of 120,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for consulting services performed.

         Between January 7, 1999 and February 1, 1999 the Company sold (i) 6,660 shares of Series C Convertible Preferred Stock, convertible into shares of the Company's Common Stock, par value $.01 (the "Series C Convertible Preferred Stock"), and (ii) warrants to purchase up to an aggregate of 233,100 shares of Common Stock at an exercise price of $3.50 per share (the "Series C Warrants") for an aggregate purchase price of $6,660,000. The Series C Preferred Stock may be converted into Common Shares at a conversion price equal to the lesser of (i) $3.50 and (ii) 100% of the average of the closing prices of the Common Shares as reported on the AMEX for the three Trading Days immediately preceding the date of conversion. In accordance with Rule 501 of Regulation D under the Securities Act of 1933 (the "Securities Act"), it was not necessary in connection with the offer, sale and delivery of the Series C Preferred Stock to register the Series C Preferred Stock under the Securities Act.

         On January 28, 1999 the Company granted to James Apostolakis, Shephard Lane and Anthony Campbell, in exchange for services performed, warrants to purchase up to an aggregate of 225,000 shares of Common Stock at an exercise price of $4.8125 per share.

         The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly on the first business day of the subsequent quarter. As of December 31, 1998, dividends of $1,860 were payable on January 4,

1999. The Series C Preferred Stock issued in January 1999 pays cumulative dividends at a rate of 5% per annum payable quarterly on the last day of the quarter.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data of the Company for the five years ended December 31, 1998 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                                                 For the Years Ended December 31,
                                           1998        1997       1996        1995        1994
                                         -------------------------------------------------------
Statement of Operations Data: (000's)

Net sales                                $ 10,018    $ 16,547   $  5,646    $  9,905    $  8,769
Net income ( loss) (1)                    (13,860)        763    (13,079)       (959)    (12,994)
Income (loss) per common share              (0.48)       0.03      (0.47)      (0.04)      (0.58)
Weighted average number
  of common shares outstanding-diluted     28,679      29,982     27,615      25,487      22,530

Balance Sheet Data: (000's)

Working capital (deficiency)             ($ 1,401)   $  5,140   $    720    ($ 1,968)   ($ 3,858)
Total assets                               11,880      15,002      9,980       7,687       6,808
Long-term debt                             10,000        --         --          --         6,218
Stockholders' equity (deficit)             (4,333)      8,814      4,673       1,556      (6,192)

------------
(1) 1998, 1997, 1996 and 1995 net income (loss) includes $73,000, $7.0 million,
    $2.0 million and $8.1 million, respectively, of license fee income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

          The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; and (v) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents decreased from approximately $2.3 million at December 31, 1997 to approximately $315,000 at December 31, 1998. The Company received $9.7 million, net of expenses, in March 1998 from the issuance of a note to an institutional investor and approximately $356,000 from the exercise of options and warrants. The Company paid $4.6 million in April 1998 to the Warner-Lambert Company to reacquire the rights to the product Replens and used approximately $7.5 million for operating activities.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP markets Crinone. Under the terms of the agreement, as of February 28, 1999, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

         In July 1996, Columbia submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for clearance to market Crinone as a hormonal therapy for patients with secondary amenorrhea (loss of menstrual period). In November 1996, the Company submitted a second NDA for clearance to market Crinone for use in Assisted Reproductive Technologies ("ART") procedures, including IN-VITRO fertilization, ovum donation and stimulated cycles. The FDA granted the ART filing a priority review. In addition, in February 1997, the FDA approved the Company's Treatment Protocol under its IND for the use of Crinone in assisted fertility procedures. As a result, through leads generated by the Wyeth-Ayerst institutional sales force, the Company has begun distributing Crinone to leading infertility clinics throughout the United States.

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

          In December 1993, the Company entered into an Option and License Agreement with a French research group based in Marseille, France, pursuant to which it was granted an option to obtain an exclusive license to the North and South American rights to a potential AIDS treatment. In May 1996, this agreement was amended such that the Company had the right to obtain an exclusive license to the worldwide rights. A phase I/II clinical trial in humans was conducted in the U.S. The purpose of this trial was to determine the optimal dosage of SPC3 in late stage seropositive patients. The Company did not exercise its options for the product which expired in December 1998.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 1998, the Company has paid approximately $1.3 million in royalty payments.

          As of December 31, 1998, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $38.8 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $7.5 million on research and development in 1999 and an additional $400,000 on property and equipment.

          As of December 31, 1998, the Company had available net operating loss carryforwards of approximately $49 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 1998 and 1997, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $18 million and $16 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

          In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock. ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share (based on 125% of the average of the five day's closing bid prices immediately preceding the transaction, and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice). If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998 VERSUS
DECEMBER 31, 1997 VERSUS DECEMBER 31, 1996

          Net sales decreased by 39% in 1998 to $10.0 million as compared to $16.5 million in 1997. Sales of Crinone which were $11.2 million in 1997 fell to $2.5 million in 1998. American Home Products Corporation, our licensee for Crinone, had purchased large initial quantities of Crinone from the Company in 1997 and used this inventory to fulfill most of their 1998 Crinone requirements. Sales of Replens increased from $1.6 million in 1997 to $4.2 million in 1998. The increase reflects the reacquisition of the product by the Company from the Warner-Lambert Company in April 1998. As a result of the reacquisition, the Company sells Replens directly to chain drugstores, food stores and mass merchandisers at wholesale prices instead of to Warner-Lambert at contract manufacturing prices which are much lower than wholesale prices. Sales increased by 193% to $16.5 million in 1997 as compared to $5.6 million in 1996 because of the initial sales of Crinone which amounted to $11.2 million in 1997.

          Gross profit as a percentage of sales fell to 43% in 1998 as compared to 60% in 1997. The reduction in Crinone sales, with its 80% gross profit, accounts for almost all of the reduction. Gross profit as a percentage of sales was 60% in 1997 as compared to 38% in 1996 primarily as the result of the sales of Crinone which had a higher gross profit than the existing group of products.

          Selling and distribution expenses increased by 41% to $4.1 million in 1998 from $2.9 million in 1997. Contributing to the $1.2 million increase were additional expenses related to the reacquisition of Replens and the marketing of the product such as: amortization of the Replens trademark $230,000; media advertising $464,000; advertising billbacks $209,000; and broker commissions $133,000. Selling and distribution expenses in 1997 were $2.9 million versus $3.0 million in 1996.

          General and administrative expenses increased by 46% to $5.8 million in 1998 from $4.0 million in 1997. The principal reasons for the $1.8 million increase were an increase in legal expense from $707,000 in 1997 to $1,793,000 in 1998 and an increase in investor/public relations expenses from $543,000 in 1997 to $966,000 in 1998. The increase in legal fees reflected additional attorney charges related to litigation and dissident shareholder activities. The increase in investor/public relation expenses reflected work done in 1998 on Crinone media promotion and investor relations work performed in Europe. The European investor relations expense included $264,000 which represented the value of warrants granted to non-employees. Other increases in 1998 general and administrative expenses included $135,000 for salaries and benefits and $84,000 for insurance. General and administrative expenses increased by 14% to $4.0 million in 1997 from $3.5 million in 1996. The principal reasons for the $478,000 increase was a $153,000 increase in salary expense, a $45,000 increase in insurance expense, a $73,000 increase in travel and entertainment and a $57,000 increase in investor relations expense.

          Research and development expenditures decreased in 1998 to $7.8 million as compared to $9.1 million in 1997 as the number of Crinone studies continued to decline. Research and development expenditures in 1997 were $9.1 million as compared to $10.9 million in 1996, when costs were incurred on the pivotal studies required for filing the New Drug Applications in the United States associated with Crinone.

          License fees in 1998 were $73,088. License fees in 1997 and 1996 were $7.0 million and $2.0 million, respectively, and primarily represented milestone payments received in connection with the licensing agreement with AHP.

          Interest income in 1998 was $141,564 as compared to $70,664 in 1997. The increase resulted from interest earned on the money received from the issuance of a $10 million note issued to SBC Warburg Dillon Read in March 1998, after paying $4.6 million to reacquire the rights to the product Replens in April 1998.

          As a result, the net loss for 1998 was $13,859,734 or $0.48 per share as compared to net income of $762,906 or $0.03 per share in 1997 and to the net loss of $13,078,984 or $0.47 per share in 1996.

IMPACT OF THE YEAR 2000

          The Company and each of its operating subsidiaries are in the process of implementing a Year 2000 ("Y2K") readiness program with the objective of having all significant business systems function properly with respect to Y2K before January 1, 2000.

          The first component of the Y2K readiness program was to identify all internal information technology ("IT") and non-IT systems, business systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of Y2K problems. This step has been completed and all systems have been upgraded to avoid the Y2K problem, principally through the replacement or modification of computer software of affected systems. The cost incurred by the Company and its operating subsidiaries approximated $5,000.

          The second component of the Y2K readiness program is to identify significant service providers, vendors and customers that are believed to be critical to the Company's business operations after January 1, 2000. Steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews and other available means. Estimated costs of assessing readiness of significant service providers, vendors and customers should not exceed $1,000. The possible consequences of the Company's service providers, vendors and customers not being fully Y2K compliant by January 1, 2000 include, among other things delays in delivery of products, delays in the receipt of supplies, invoice and collections errors, and inventory obsolescence. There can be no assurance that systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse impact on the Company's financial condition or results of operations. However, based on surveys of vendors, the Company believes that all vendors will be Y2K compliant by January 1, 2000.

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

          THE ESTIMATES AND CONCLUSIONS HEREIN WITH RESPECT TO Y2K ISSUES ARE FORWARD-LOOKING STATEMENTS UNDER THE REFORM ACT AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S ESTIMATES AND CONCLUSIONS AS A RESULT OF A NUMBER OF FACTORS INCLUDING THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL Y2K SENSITIVE ISSUES WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS AND THE ABILITY OF THE COMPANY'S VENDORS, SUPPLIERS, PROVIDERS OF GOODS AND SERVICES AND CUSTOMERS TO BRING THEIR SYSTEMS INTO Y2K ISSUES COMPLIANCE.

EURO

          On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency (the "Euro"). The Euro trades on currency exchanges and may be used in business transactions. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro until the notes and coinage have been introduced on January 1, 2002. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have established plans to address the systems and business issues raised by the Euro currency conversion. These issues include: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions, and (2) the competitive impact of cross-border price transparency, which may make it more difficult for business to charge different prices for the same products on a country-by-country basis particularly once the Euro currency is issued in 2002. Based upon current plans and assumptions, the Company does not expect that the Euro conversion will have a material adverse impact on its financial condition or results of operations.

IMPACT OF INFLATION

          Sales revenues, manufacturing costs, selling and distribution expenses, general and administrative expenses and research and development costs tend to reflect the general inflationary trends.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements of the Company are annexed to this report on pages F-1 through F-20. An index to the financial statements appears on page F-1. The financial statement schedules are also annexed to this report on pages S-1 through S-4. An index to the financial statement schedules appears on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On January 7, 1999, the Board of Directors of Columbia Laboratories, Inc. (the "Registrant") approved the engagement of Goldstein Golub Kessler LLP as the Registrant's independent certified public accountants to audit the Registrant's consolidated financial statements. During the last two fiscal years and each subsequent interim period, the Registrant has not consulted with Goldstein Golub Kessler LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements or on any matter that was the subject of a disagreement or a reportable event.

          Simultaneously with the approval of the Registrant's new accountants, the Board of Directors dismissed Arthur Andersen LLP as the Registraint's independent certified public accountants. During the two most recent fiscal years or any subsequent interim period, there have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Arthur Andersen LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of such disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The executive officers and directors of the Company as of February 28, 1999 are as follows:

         NAME                      AGE           POSITION
         ----                      ---           --------
William J. Bologna                 56       Chairman of the Board

James J. Apostolakis               56       Vice Chairman of the Board

Norman M. Meier                    59       President, Chief Executive Officer
                                            and Director

David L. Weinberg                  53       Vice President--Finance and
                                            Administration, Chief Financial
                                            Officer, Secretary and Treasurer

Dominique de Ziegler, M.D.         51       Vice President--Pharmaceutical
                                            Development and Director

Howard L. Levine, Pharm. D.        44       Vice President--Research and
                                            Development

Annick Blondeau, Ph.D.             53       Vice President--Regulatory Affairs

Jean Carvais, Ph.D.                71       Director

Denis M. O'Donnell, M.D.           45       Director

Selwyn P. Oskowitz, M.D.           52       Director

Robert C.  Strauss                 57       Director

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

         JAMES J. APOSTOLAKIS has been a director and Vice Chairman of the Company's Board of Directors since January 1999. Mr. Apostolakis has been a Managing Director at Poseidon Capital Corporation, an investment banking firm, since February of 1998. Mr. Apostolakis has also served as President of Lexington Shipping & Trading Corporation, a company engaged in shipping operations, since 1973. From 1989 until 1992, Mr. Apostolakis served as a director on the Board of Directors of Grow Group, a paint and specialty chemicals company. From 1982 to 1988, he served as a director for Macmillan, Inc., a publishing and information services company.

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

         DOMINIQUE DE ZIEGLER, M.D. has been Vice President--Pharmaceutical Development of the Company since January 1996 and a director since January 1998. Dr. de Ziegler has been employed by the Company since 1992 as Director of Research Development. In addition, from 1988 through 1991, Dr. de Ziegler was an Associate Professor at the Department of Obstetrics and Gynecology, Hospital A. Beclere in Clamart, France. In 1990, Dr. de Ziegler became a Diplomat of the American Board of Obstetrics and Gynecology, Reproductive Endocrinology and Infertility. Dr. de Ziegler is a member of the American Fertility Society, the American Society for Reproductive Endocrinogolists, The American Endocrine Society, the Society of Gynecologic Investigation and the Association Francaise pour l'Etude de la Menopause. Dr. de Zeigler has also been a journal editor and an "ad hoc" reviewer for Fertility Sterility, Human Reproduction, The Journal of In Vitro Fertilization and Embryo Transfer, Contraception Fertilite Sexualite and Reproduction Humaine et Hormone.

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

         DENIS M. O'DONNELL, M.D. has been a director of the Company since January 1999. Dr. O'Donnell has been a Managing Director at Seaside Advisors LLC, a small cap investment fund, since 1997. From 1995 to 1997, Dr. O'Donnell served as President of Novavax, Inc., a pharmaceutical and drug delivery company. From 1991 to 1995, he was Vice President of IGI, Inc., a company engaged in the marketing of human and animal pharmaceuticals. Currently, Dr. O'Donnell served on the Board of Directors and the audit committees of both Novavax, Inc. and ELXSI, Inc., a restaurant and water inspection services company, and also serves on the Board of Directors of Bell National Corporation, a medical diagnostics company.

         SELWYN P. OSKOWITZ, M.D. has been a director of the Company since January 1999. Dr. Oskowitz has been a clinical professor of obstetrics, gynecology and reproductive biology at Harvard Medical School since 1993. He is a reproductive endocrinologist at, and the Director of, Boston IVF, a fertility clinic with which he has been associated since 1986. Dr. Oskowitz is also a former President of the Boston Fertility Society.

         ROBERT C. STRAUSS has been a director of the Company since January 1997. Since December 1997, Mr. Strauss has been the President & Chief Executive Officer of Noven Pharmaceuticals, Inc. Prior to joining Noven, Strauss was President, Chief Executive Officer and Chairman of the Board of Cordis Corporation. In the past he has held senior positions at Ivax Corporation, Touche-Ross & Company and Food Fair, Inc. Mr. Strauss received undergraduate and graduate degrees in physics and serves on the Board of Trustees for the University of Miami. Mr. Strauss holds a position on the Board of Directors of several companies including CardioGenesis Corporation, American Bankers Insurance Group and the Florida High Tech and Industry Council. Mr. Strauss also devotes his time to many civic duties, namely, the United Way of Miami-Dade County.

         During 1998, two Form 4 filings were filed late, however, all remaining filings of Forms 3, 4 and 5 were made on a timely basis.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board, except for the receipt of stock options and the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Board of Directors has three standing committees, the Audit Committee, the Compensation/Stock Option Committee, and the Finance Committee.

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

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                                         -------------------      ----------------------
                                                                         SECURITIES
NAME AND                                                                 UNDERLYING
PRINCIPAL POSITION         YEAR              SALARY                        OPTIONS
------------------         ----              ------                      ----------
Norman M. Meier            1998             $400,000                       250,000
President and Chief        1997              301,000                       250,000
Executive Officer          1996              250,000                       150,000

William J. Bologna         1998              400,000                       250,000
Chairman of the Board      1997              294,000                       250,000
                           1996              250,000                       150,000

Nicholas A. Buoniconti (1) 1998              231,250                          -
Vice Chairman and          1997              237,000                       400,000
Chief Operating Officer    1996              200,000                          -

Dominique de Ziegler       1998              221,800                        25,000
Vice President-            1997              221,800                        25,000
Pharmaceutical             1996              203,500                        15,000
Development

Howard L. Levine (2)       1998              279,198                        50,000
Vice President-            1997               82,500                          -
Research and Development   1996                  -                            -

------------
(1) Nicholas A. Buoniconti resigned from his positions as Vice Chairman and Chief Operating Officer, effective October 8, 1998.

(2) Howard L. Levine was elected as Vice President - Research and Development on September 29, 1997.

                            OPTION GRANTS DURING 1998

                         NUMBER OF    % OF TOTAL
                         SECURITIES   OPTIONS                            GRANT
                         UNDERLYING   GRANTED TO   EXERCISE              DATE
                         OPTIONS      EMPLOYEES    PRICE      EXERCISE   PRESENT
NAME                     GRANTED      IN 1998      ($/SH)     DATE       VALUE(1)
----                     ----------   ----------   --------   --------   --------
Norman M. Meier          250,000         33%        $11.63     3/2/08    $1,227,025

William J. Bologna       250,000         33%         11.63     3/2/08     1,227,025

Nicholas A. Buoniconti         -          -              -          -             -

Dominique de Ziegler      25,000          3%         11.63     3/2/08       122,703

Howard L. Levine          50,000          7%         11.63     3/2/08       245,405

------------
(1) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of three years, (iii) an interest rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the expected option term, (iv) volatility of 55% calculated using daily stock prices for the two-year period ending on December 31, 1997 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

    AGGREGATED OPTION EXERCISES DURING 1998 AND FISCAL YEAR END OPTION VALUES

                                                          NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                             OPTIONS AT                  OPTIONS AT
                    SHARES ACQUIRED        VALUE          DECEMBER 31, 1998           DECEMBER 31, 1998
NAME                  ON EXERCISE        REALIZED     EXERCISABLE UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
----                ---------------      --------     ----------- -------------   ----------- -------------
Norman M. Meier            -               $  -          830,000     340,000         $  -         $  -

William J. Bologna         -                  -          830,000     340,000            -            -

Nicholas A. Buoniconti     -                  -        1,247,500           -            -            -

Dominique de Ziegler       -                  -          120,000      25,000            -            -

Howard L. Levine           -                  -          200,000      50,000            -            -

EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into five-year employment agreements with each of William J. Bologna and Norman M. Meier, to serve as Chairman and President of the Company, respectively. Pursuant to their respective employment agreements, each such employee is entitled to a base salary of $250,000. In addition, each such employee was granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $7.25. Pursuant to the terms of such agreements, each employee has agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. The employment agreements were amended effective September 15, 1997 to increase the base salary to $400,000. Messrs. Bologna and Meier agreed to a voluntary 25% reduction in base salary for the six month period ending June 30, 1999.

         In April 1997, the Company entered into a four-year employment agreement with Nicholas A. Buoniconti, to serve as Vice Chairman and Chief Operating Officer of the Company. Pursuant to this agreement, Mr. Buoniconti was paid an annual salary of $200,000. As additional compensation, Mr. Buoniconti was granted an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $11.88 per share, which option vests over four years. Pursuant to the terms of such agreement, Mr. Buoniconti had agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. The employment agreement was amended effective September 15, 1997 to increase the base salary to $300,000. In October 1998, the Company and Mr. Buoniconti entered into a further amendment to Mr. Buoniconti's employment agreement. Under the terms of this amendment, in order to permit him to devote more time to interests outside of the Company, Mr. Buoniconti resigned from his position as Chief Operating Officer and Vice-Chairman of the Board of Directors and agreed not to seek re-election as a director of the Company at the Company's 1998 Annual Meeting of Stockholders. By the terms of the October 1998 Agreement, Mr. Buoniconti agreed to serve the Company in a part-time capacity, devoting approximately five hours per month to such duties as will be determined by the Board of Directors. By the terms of the October 1998 Agreement, Mr. Buoniconti received his base salary and his automobile allowance pursuant to the terms of his employment agreement, as amended to date, through December 31, 1998. From January 1, 1999 through April 15, 2001 (the date of expiration of his original employment agreement), Mr. Buoniconti's compensation will be decreased to the rate of $500 per month and he will no longer be entitled to an automobile allowance. By the terms of the October 1998 Agreement, in addition, options to purchase shares of the Company's Common Stock granted to Mr. Buoniconti under the Company's 1988 Stock Option Plan will continue to remain exercisable in accordance with the terms of the 1988 Stock Option Plan. Options granted to Mr. Buoniconti under the Company's 1996 Long-Term Performance Plan which did not vest by October 18, 1998 have been cancelled. If, prior to such date, Mr. Buoniconti exercised any options which already vested under the 1996 Long-Term Performance Plan, an equal number of unvested options immediately vested on a one-for-one basis in the order such options would otherwise have vested. Pursuant to the terms of the 1996 Long-Term Performance Plan, any vested options will remain exercisable by Mr. Buoniconti until the tenth anniversary of their respective dates of grant.

         In July 1995, the Company entered into a three-year employment agreement with Dominique de Ziegler, to serve as Director of Research Development. Pursuant to this agreement, Dr. de Ziegler was paid an annual salary of $203,500. As additional compensation, Dr. de Ziegler was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise prices of $7.25 per share. Pursuant to the terms of such agreement, Dr. de Ziegler agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. Dr. de Ziegler's contract expired in July 1998. For the calendar years 1997 and 1998, Dr. de Ziegler's salary was increased to $221,800.

         The exercise price of all of the options granted pursuant to the aforementioned employment agreements are based on the closing price of the Company's Common Stock on the American Stock Exchange on the day of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 1999, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

              NAME OF                                         SHARES, NATURE OF INTEREST
         BENEFICIAL OWNER                               AND PERCENTAGE OF EQUITY SECURITIES(1)
         ----------------                               --------------------------------------
Norman M. Meier (2)                                        1,848,150               6.3%
William J. Bologna (3)                                     2,985,310              10.0%
James J. Apostolakis (4)                                   1,114,078               3.9%
David L. Weinberg (5)                                         77,600                *
Dominique de Ziegler (5)                                     145,000                *
Annick Blondeau (5)                                          120,000                *
Howard L. Levine (5)                                         250,000                *
Jean Carvais (5)                                              22,000                *
Denis M. O'Donnell                                                 -                *
Selwyn P. Oskowitz                                                 -                *
Robert C. Strauss (5)                                         25,000                *

The James J. Apostolakis Group (6)                         1,524,900               5.3%
   c/o Lexington Shipping and Trading Corp.
   950 Third Avenue, 27th Floor
   New York, New York 10022

The David M. Knott Group (7)                               1,397,828               4.8%
   485 Underhill Boulevard, Ste. 205
   Syosset, New York 11791-3419

Anthony R. Campbell (8)                                    1,412,600               4.9%
   c/o TC Management
   237 Park Avenue, Suite 800
   New York, New York

Officers and directors as a group (11 people)              6,587,138              20.7%

------------

 *  Represents less than 1 percent.

(1) Includes shares issuable upon exercise of both options and warrants which are currently exercisable or which may be acquired within 60 days and shares issuable upon conversion of the Series A, Series B and Series C Preferred Stock (12.36 for the Series A Preferred Stock, 20.57 for the Series B Preferred Stock and 285.71 for the Series C Preferred Stock).

(2) Includes 100,000 shares issuable upon conversion of 350 shares of Series C Preferred Stock. Includes 1,161,950 shares issuable upon exercise of options and warrants, which are currently exercisable or which may be acquired within 60 days.

(3) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock and 71,428 shares issuable upon conversion of 250 shares of Series C Preferred Stock. Includes 1,118,750 shares issuable upon exercise of options and warrants, which are currently exercisable or which may be acquired within 60 days. Includes 198,062 shares beneficially owned by Mr. Bologna's spouse.

(4) Includes 71,428 shares issuable upon conversion of 250 shares of Series C Preferred Stock. Includes 108,750 shares issuable upon exercise of warrants which are currently exercisable or which may be acquired within 60 days. Additionally, Mr. Apostolakis has filed a schedule 13D as he may be deemed to have acted as a member of a group with other shareholders (see footnote 6 herein).

(5) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 75,000 shares with respect to Mr. Weinberg, 145,000 shares with respect to Dr. de Ziegler, 120,000 shares with respect to Dr. Blondeau, 250,000 shares with respect to Dr. Levine, 22,000 shares with respect to Dr. Carvais and 25,000 shares with respect to Mr. Strauss.

(6) Based on a Schedule 13D dated July 6, 1998, as amended by an Amendment No. 1 to Schedule 13D dated July 16, 1998, an Amendment No. 2 dated October 2, 1998, an Amendment No. 3 dated November 4, 1998 and an Amendment No. 4 dated December 14, 1998, Messrs. James J. Apostolakis, David Ray and Bernard Marden and, by reference to a Schedule 13D separately filed by David M. Knott, Mr. Knott and certain affiliated entities and, by reference to a
    Schedule 13D dated separately filed by Mr. Campbell, Mr. Campbell may be deemed to have acted together as a group for certain purposes. The information contained in the Schedule 13D reflects that Messrs. Apostolakis, Ray and Marden beneficially own 935,900, 214,000 and 375,700 shares of the Company's Common Stock, respectively. And each has sole voting and dispositive power with respect to all shares beneficially owned by such person. Such persons have indicated that their filings do not constitute an admission that they are members of a "group" for any purpose.

(7) Base on a Schedule 13D dated July 6, 1998, as amended by an Amendment No. 1 to Schedule 13D dated October 2, 1998, an Amendment No. 2 dated November 23, 1998 and an Amendment No. 3 dated December 14, 1998, an Amendment No. 4 dated January 19, 1999 and an Amendment No. 5 dated January 27, 1999, Mr. Knott, Knott Partners, L.P., Dorset Management Corporation and Matterhorn Offshore Fund Limited, along with Messrs. Apostolakis, Ray, Marden and Campbell, may be deemed to have acted together as a group for certain purposes. Such persons have indicated, however, that their filings do not constitute an admission that they are members of a "group" for any purpose. The information contained in the Schedule 13D reflects that Mr. Knott beneficially owns 1,397,828 shares of the Company's Common Stock and (a) individually (i) has the sole power to vote and to dispose of (1) 52,120 shares of the Company's Common Stock held in his and his IRA's accounts and
    (2) 801,008 shares held in the account of Knott Partners, L.P., and (ii) shares with the respective account owners the power to dispose of (but not to vote) 600 shares held by the accounts of Mrs. Knott and her IRA, and (b) as President of Dorset Management Corporation (i) has the sole power to vote and dispose of 448,100 shares of the Company's Common Stock and (ii) shares with the respective account owner the power to vote and dispose of 96,100 shares held in the account of Matterhorn Offshore Fund Limited.

(8) Based on a Schedule 13D dated November 4, 1998, as amended by an Amendment No. 1 dated December 14, 1998, and an Amendment No. 2 dated December 18, 1998, Mr. Campbell, and Messrs. Apostolakis, Ray, Marden and Knott and certain affiliated entities may be deemed to have acted together as a group for certain purposes. The information contained in the Schedule 13D reflects that Mr. Campbell beneficially owns 1,412,600 shares of the Company's Common Stock and has sole voting and dispositive power with respect to all shares beneficially owned by such person. Additionally, Mr. Campbell individually owns 42,500 shares of Common Stock and a trust estate for the benefit of Mr. Campbell's children owns 30,000 shares of Common Stock (as to which Mr. Campbell disclaims beneficial ownership). Mr. Campbell expressly disclaims beneficial ownership of any Common Stock beneficially owned by Messrs. Apostolakis, Ray, Marden or any other person. Such persons have also indicated that their filings do not constitute an admission that they are members of a "group" for any purpose. TC Management, as the general partner of Windsor LP and manager of the TC Managed Account, may be deemed to beneficially own the shares directly owned by Windsor LP and the TC Managed Account. TC Management, Windsor LP and TC Managed Account own 1,382,600, 1,238,800 and 101,300 shares of the Company's Common Stock, respectively.

As of February 28, 1999, the Company knows of no persons other than shown above who beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1993, the Company loaned Messrs. Meier and Bologna, $80,000 and $110,350, respectively. The notes, which bear interest at 10% per annum and are unsecured but with full recourse, were due on or before December 7, 1996. The due dates of these notes have subsequently been extended through December 7, 1999. At December 31, 1998, the balances including interest are $121,806 and $166,833, respectively.

         In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Messrs. Meier and Bologna for $350,000 and $250,000, respectively. The notes bear interest at 5% per annum and are due on July 28, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

EXHIBITS
--------
3.1      --       Restated Certificate of Incorporation of the Company, as amended(1)
3.2      --       Amended and Restated By-laws of Company
4.1      --       Certificate of Designations, Preferences and Rights of Series C Convertible
                  Preferred Stock of the Company, dated as of January 7, 1999
4.2      --       Securities Purchase Agreement, dated as of January 7, 1999, between the
                  Company and each of the purchasers named on the signature pages thereto
4.3      --       Securities Purchase Agreement, dated as of January 19, 1999, among the
                  Company, David M. Knott and Knott Partners, L.P.
4.4      --       Securities  Purchase  Agreement,  dated as of  February  1, 1999,  between  the
                  Company and Windsor Partners, L.P.
4.5      --       Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto
4.6      --       Form of Warrant to Purchase Common Stock
10.1     --       Employment  Agreement  dated as of January 1, 1996,  between  the  Company  and
                  Norman M. Meier(6)
10.2     --       Employment  Agreement  dated as of January 1, 1996,  between  the  Company  and
                  William J. Bologna(6)
10.3     --       1988 Stock Option Plan, as amended, of the Company(4)
10.4     --       1996 Long-term Performance Plan(7)
10.5     --       License and Supply  Agreement  between  Warner-Lambert  Company and the Company dated December 5, 1991(3)
10.6     --       Asset Purchase, License and Option Agreement, dated November 22, 1989(1)
10.7     --       Employment  Agreement  dated as of April 15,  1997,  between  the  Company  and
                  Nicholas A. Buoniconti(8)
10.8     --       License and Supply  Agreement for Crinone between Columbia  Laboratories,  Inc.
                  (Bermuda) Ltd. and American Home Products dated as of May 21, 1995(5)
10.9     --       Addendum to  Employment  Agreement  dated as of September 1, 1997,  between the
                  Company and Norman M. Meier(8)
10.10    --       Addendum to  Employment  Agreement  dated as of September 1, 1997,  between the
                  Company and William J. Bologna(8)
10.11    --       Addendum to  Employment  Agreement  dated as of September 1, 1997,  between the
                  Company and Nicholas A. Buoniconti(8)
10.12    --       Convertible Note Purchase Agreement,  7 1/8% Convertible  Subordinated Note due
                  March 15,  2005 and  Registration  Rights  Agreement  all dated as of March 16,
                  1998 between the Company and SBC Warburg Dillon Read Inc.(9)
10.13    --       Termination  Agreement  dated as of April 1, 1998  between  the Company and the
                  Warner-Lambert Company(9)
10.14    --       Addendum  to  Employment  Agreement  dated as of October 8, 1998,  between  the
                  Company and Nicholas A. Buoniconti.
10.15    --       Agreement  dated as of December 14, 1998, by and among  Columbia  Laboratories,
                  Inc.,  William J. Bologna,  Norman M. Meier,  James J. Apostolakis,  David Ray,
                  Bernard Marden, Anthony R. Campbell, David M. Knott and Knott Partners, L.P.
21       --       Subsidiaries of the Company
27       --       Financial Data Schedule

------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to the Registrant's Proxy Statement dated August 26, 1996.

(8) Incorporated by reference to the Registrants Annual Report on Form 10-K for the year ended December 31, 1997.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

REPORTS ON FORM 8-K

         On January 7, 1999, the Company filed a Form 8-K stating that it had engaged Goldstein Golub Kessler LLP as its independent certified public accountants to audit the Company's consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLUMBIA LABORATORIES, INC.

Date:  MARCH 24, 1999                   By: /S/ DAVID L. WEINBERG
                                            -----------------------------------
                                                David L. Weinberg, VicePresident

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         NAME                            TITLE                         DATE
         ----                            -----                         ----
 /S/ NORMAN M. MEIER          President, Chief Executive          March 24, 1999
-------------------------     Officer, Director
Norman M. Meier               (Principal Executive Officer)

/S/ WILLIAM J. BOLOGNA        Chairman of the Board of Directors  March 24, 1999
-------------------------
William J. Bologna

/S/ JAMES J. APOSTOLAKIS      Vice Chairman of the Board          March 24,1999
-------------------------     of Directors
James J. Apostolakis

/S/ DAVID L. WEINBERG         Vice President-Finance and          March 24, 1999
-------------------------     Administration, Chief Financial
David L. Weinberg             Officer, Treasurer and Secretary
                              (Principal Financial and Accounting
                              Officer)

/S/ DOMINIQUE DE ZIEGLER      Vice President - Pharmaceutical     March 24, 1999
-------------------------     Development and Director
Dominique de Ziegler

/S/ JEAN CARVAIS              Director                            March 24, 1999
-------------------------
Jean Carvais

/S/ DENIS M. O'DONNELL        Director                            March 24, 1999
-------------------------
Denis M. O'Donnell

/S/ SELWYN P. OSKOWITZ        Director                            March 24, 1999
-------------------------
Selwyn P. Oskowitz

/S/ ROBERT C. STRAUSS         Director                            March 24, 1999
-------------------------
Robert C. Strauss

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Report of Independent Certified Public Accountants                          F-3

Consolidated Balance Sheets
  As of December 31, 1998 and 1997                                          F-4

Consolidated Statements of Operations
  for the Three Years Ended December 31, 1998                               F-6

Consolidated Statements of Comprehensive Operations
  for the Three Years Ended December 31, 1998                               F-7

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Three Years Ended December 31, 1998                               F-8

Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 1998                               F-10

Notes to Consolidated Financial Statements                                  F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheet of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Goldstein Golub Kessler LLP

New York, New York
February 26, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheet of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 13, 1998.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                    1998                    1997
                                                                                ------------            ------------
CURRENT ASSETS:
  Cash and cash equivalents, of which $85,795  is
     interest bearing as of December 31, 1998                                   $    315,288            $  2,256,590
  Accounts receivable, net of allowance
    for doubtful accounts of $229,829
    and $132,276 in 1998 and 1997, respectively                                    1,323,271               6,223,842
  Inventories                                                                      2,411,434               2,252,675
  Prepaid expenses                                                                   472,538                 477,857
  Other current assets                                                               288,639                    --
                                                                                ------------            ------------
    Total current assets                                                           4,811,170              11,210,964
                                                                                ------------            ------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                             186,905                 155,939
  Machinery and equipment                                                          2,159,970               3,075,075
  Furniture and fixtures                                                             193,092                 156,251
                                                                                ------------            ------------
                                                                                   2,539,967               3,387,265
  Less-accumulated depreciation
    and amortization                                                               1,166,516               1,686,129
                                                                                ------------            ------------
                                                                                   1,373,451               1,701,136
                                                                                ------------            ------------

INTANGIBLE ASSETS, net                                                             5,283,277               1,119,697

OTHER ASSETS                                                                         411,648                 969,955
                                                                                ------------            ------------
TOTAL ASSETS                                                                    $ 11,879,546            $ 15,001,752
                                                                                ============            ============

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                  (CONTINUED)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                    1998                    1997
                                                                                ------------            ------------
CURRENT LIABILITIES:
  Accounts payable                                                              $  4,153,151            $  3,709,368
  Accrued expenses                                                                 1,480,839               1,319,400
  Deferred revenue                                                                   578,150               1,042,638
                                                                                ------------            ------------
      Total current liabilities                                                    6,212,140               6,071,406
                                                                                ------------            ------------

CONVERTIBLE SUBORDINATED NOTE PAYABLE                                             10,000,000                    --

OTHER LONG-TERM LIABILITIES                                                             --                   116,781
                                                                                ------------            ------------
TOTAL LIABILITIES                                                                 16,212,140               6,188,187
                                                                                ------------            ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 1,000,000 shares authorized
     Series A Convertible Preferred Stock,
      923 shares issued and
      outstanding  in 1998 and 1997
      (liquidation preference of $92,300 at  December 31, 1998)                            9                       9
     Series B Convertible Preferred Stock,
      1,630 shares issued and
      outstanding  in 1998 and 1997,  respectively
      (liquidation preference of $163,000 at  December 31, 1998)                          16                      16
  Common stock, $.01 par value; 40,000,000
    shares authorized; 28,684,687 and 28,623,187
    shares issued and outstanding in 1998 and 1997, respectively                     286,846                 286,231
  Capital in excess of par value                                                  93,221,998              92,588,038
  Accumulated deficit                                                            (97,988,640)            (84,128,906)
  Accumulated other comprehensive income                                             147,177                  68,177
                                                                                ------------            ------------
    Total stockholders' equity (deficiency)                                       (4,332,594)              8,813,565
                                                                                ------------            ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                       $ 11,879,546            $ 15,001,752
                                                                                ============            ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                1998                     1997                     1996
                                            ------------             ------------             ------------
NET SALES                                   $ 10,017,644             $ 16,547,411             $  5,646,031

COST OF GOODS SOLD                             5,707,814                6,630,820                3,517,163
                                            ------------             ------------             ------------
    Gross profit                               4,309,830                9,916,591                2,128,868
                                            ------------             ------------             ------------

OPERATING EXPENSES:
  Selling and distribution                     4,099,446                2,908,504                3,012,089
  General and administrative                   5,785,895                3,972,077                3,493,621
  Research and development                     7,821,642                9,135,573               10,942,065
                                            ------------             ------------             ------------
    Total operating expenses                  17,706,983               16,016,154               17,447,775
                                            ------------             ------------             ------------

    Loss from operations                     (13,397,153)              (6,099,563)             (15,318,907)
                                            ------------             ------------             ------------


OTHER INCOME (EXPENSE)
  License fees                                    73,088                7,038,853                2,018,205
  Interest income                                141,564                   70,664                  359,224
  Interest expense                              (599,773)                 (24,186)                 (22,041)
  Other, net                                     (77,460)                (137,862)                (115,465)
                                            ------------             ------------             ------------
                                                (462,581)               6,947,469                2,239,923
                                            ------------             ------------             ------------

Income (loss) before income taxes            (13,859,734)                 847,906              (13,078,984)
Provision for income taxes                          --                     85,000                     --
                                            ------------             ------------             ------------

    Net income (loss)                       $(13,859,734)            $    762,906             $(13,078,984)
                                            ============             ============             ============


INCOME (LOSS) PER COMMON
 SHARE - BASIC AND DILUTED                  $      (0.48)            $       0.03             $      (0.47)
                                            ============             ============             ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
      BASIC                                   28,679,000               28,350,000               27,615,000
                                            ============             ============             ============
      DILUTED                                 28,679,000               29,982,000               27,615,000
                                            ============             ============             ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                   1998          1997           1996
                                               ------------    ---------    ------------
NET INCOME (LOSS)                              $(13,859,734)   $ 762,906    $(13,078,984)

Other Comprehensive income (loss):
    Foreign currency translation, net of tax        (79,000)     (38,557)         12,772
                                               ------------    ---------    ------------

Comprehensive income (loss)                    $(13,938,734)   $ 724,349    $(13,066,212)
                                               ============    =========    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                        SERIES A                      SERIES B
                               CONVERTIBLE PREFERRED STOCK   CONVERTIBLE PREFERRED STOCK           COMMON STOCK
                               ---------------------------   ---------------------------      ------------------------
                                 NUMBER OF                      NUMBER OF                     NUMBER OF
                                   SHARES         AMOUNT          SHARES           AMOUNT       SHARES         AMOUNT
                                 ---------        ------        ----------         ------     ----------       ------
BALANCE,  January 1, 1996            1,323             $13          1,750             $18    25,982,373       $259,824
Issuance of common stock                --              --             --              --     1,358,000         13,580
Options exercised                       --              --             --              --       253,374          2,534
Warrants exercised                      --              --             --              --       475,382          4,754
Conversion of preferred stock           --              --           (120)             (2)        2,467             24
Dividends on preferred stock            --              --             --              --            --             --
Translation adjustment                  --              --             --              --            --             --
Net loss                                --              --             --              --            --             --
                                     -----             ---          -----             ---    ----------       --------
BALANCE,  December 31, 1996          1,323              13          1,630              16    28,071,596        280,716
Options exercised                       --              --             --              --       366,500          3,665
Warrants exercised                      --              --             --              --       180,147          1,801
Conversion of preferred stock         (400)             (4)            --              --         4,944             49
Dividends on preferred stock            --              --             --              --            --             --
Fair market value of warrants
 granted to non-employees               --              --             --              --            --             --
Fair market value of options
 granted to non-employees               --              --             --              --            --             --
Translation adjustment                  --              --             --              --            --             --
Net income                              --              --             --              --            --             --
                                     -----             ---          -----             ---    ----------       --------
BALANCE, December 31,1997              923             $ 9          1,630             $16    28,623,187       $286,231


                                                                         ACCUMULATED
                                   CAPITAL IN                               OTHER
                                   EXCESS OF          ACCUMULATED        COMPREHENSIVE
                                   PAR VALUE            DEFICIT          INCOME (LOSS)         TOTAL
                                   -----------        -----------        --------------        -----
BALANCE,  January 1, 1996         $73,067,014        $(71,812,828)           $ 42,392    $  1,556,433
Issuance of common stock           12,220,519                  --                  --      12,234,099
Options exercised                   1,651,872                  --                  --       1,654,406
Warrants exercised                  2,326,116                  --                  --       2,330,870
Conversion of preferred stock             (22)                 --                  --              --
Dividends on preferred stock          (10,614)                 --                  --         (10,614)
Translation adjustment                     --                  --             (12,772)        (12,772)
Net loss                                   --         (13,078,984)                 --     (13,078,984)
                                  -----------        ------------            --------    ------------
BALANCE,  December 31, 1996        89,254,885         (84,891,812)             29,620       4,673,438
Options exercised                   2,161,804                  --                  --       2,165,469
Warrants exercised                    860,095                  --                  --         861,896
Conversion of preferred stock             (45)                 --                  --              --
Dividends on preferred stock           (8,088)                 --                  --          (8,088)
Fair market value of warrants
 granted to non-employees             269,264                  --                  --         269,264
Fair market value of options
 granted to non-employees              50,123                  --                  --          50,123
Translation adjustment                     --                  --              38,557          38,557
Net income                                 --             762,906                  --         762,906
                                  -----------        ------------            --------    ------------
BALANCE, December 31,1997         $92,588,038        $(84,128,906)           $ 68,177    $  8,813,565

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                  (Continued)

                                        SERIES A                      SERIES B
                               CONVERTIBLE PREFERRED STOCK   CONVERTIBLE PREFERRED STOCK           COMMON STOCK
                               ---------------------------   ---------------------------      ------------------------
                                 NUMBER OF                      NUMBER OF                     NUMBER OF
                                   SHARES         AMOUNT          SHARES           AMOUNT       SHARES         AMOUNT
                                 ---------        ------        ----------         ------     ----------       ------
BALANCE,  January 1, 1998              923             $ 9          1,630             $16    28,623,187       $286,231

Options exercised                       --              --             --              --        31,500            315

Warrants exercised                      --              --             --              --        30,000            300
Dividends on preferred stock            --              --             --              --            --             --
Fair market value of warrants
  granted to non-employees              --              --             --              --            --             --
Fair market value of options
  granted to non-employees              --              --             --              --            --             --
Translation adjustment                  --              --             --              --            --             --
Net loss                                --              --             --              --            --             --
                                     -----             ---          -----             ---    ----------       --------
BALANCE, December 31, 1998             923             $ 9          1,630             $16    28,684,687       $286,846
                                     =====             ===          =====             ===    ==========       ========


                                                                         ACCUMULATED
                                   CAPITAL IN                               OTHER
                                   EXCESS OF          ACCUMULATED        COMPREHENSIVE
                                   PAR VALUE            DEFICIT          INCOME (LOSS)         TOTAL
                                   -----------        -----------        --------------        -----
BALANCE,  January 1, 1998         $92,588,038        $(84,128,906)           $ 68,177    $  8,813,565

Options exercised                     209,938                  --                  --         209,938
                                                                                               31,500
Warrants exercised                    145,950                  --                  --         146,250
Dividends on preferred stock           (6,714)                 --                  --          (6,714)
Fair market value of warrants
  granted to non-employees             39,696                  --                  --          39,696
Fair market value of options
  granted to non-employees            245,405                  --                  --         245,405
Translation adjustment                     --                  --              79,000          79,000
Net loss                                   --         (13,859,734)                 --     (13,859,734)
                                  -----------        ------------            --------    ------------
BALANCE, December 31, 1998        $93,221,998        $(97,988,640)           $147,177    $ (4,332,594)
                                  ===========        ============            ========    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                    1998           1997            1996
                                                                ------------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $(13,859,734)   $   762,906    $(13,078,984)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
     Depreciation and amortization                                   992,358        913,945         848,469
     Provision for (recovery of) doubtful accounts                    97,553         35,001          (8,162)
     Provision for (recovery of) returns and allowances               61,020           --           (82,718)
     Write-down of inventories                                     1,176,200           --            77,380
     Issuance of warrants and options for consulting services        285,101         94,998            --
    Write-off of property and equipment                               52,111          3,411            --

Changes in assets and liabilities-
     (Increase) decrease in:
      Accounts receivable                                          4,741,998     (4,818,322)       (228,558)
      Inventories                                                 (1,334,959)    (1,309,531)        (66,610)
      Prepaid expenses                                                 5,319        (72,065)        (38,383)
      Other assets                                                   269,668         59,080        (304,561)

    Increase (decrease) in:
      Accounts payable                                               320,288        905,117        (491,797)
      Accrued expenses                                               161,439        130,322          46,953
      Deferred revenue                                              (464,488)       (15,336)         (8,902)
                                                                ------------    -----------    ------------
        Net cash used in operating activities                     (7,496,126)    (3,310,474)    (13,335,873)
                                                                ------------    -----------    ------------

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                  (Continued)
                                                                   1998           1997            1996
                                                                ------------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of product rights                                     $ (4,615,644)          --              --
  Purchase of property and equipment                                (264,720)   $(1,011,987)   $   (750,763)
                                                                ------------    -----------    ------------
    Cash used in investing activities                             (4,880,364)    (1,011,987)       (750,763)
                                                                ------------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of note payable                                        10,000,000           --              --
  Repayments of notes payable and long-term debt                        --             --          (156,749)
  Proceeds from issuance of common stock                                --             --        12,234,099
  Proceeds from exercise of options and warrants                     356,188      3,027,365       3,985,276
                                                                ------------    -----------    ------------
    Net cash provided by financing activities                     10,356,188      3,027,365      16,062,626
                                                                ------------    -----------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               79,000        (10,108)        (43,148)
                                                                ------------    -----------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (1,941,302)    (1,305,204)      1,932,842

CASH AND CASH EQUIVALENTS,
  Beginning of year                                                2,256,590      3,561,794       1,628,952
                                                                ------------    -----------    ------------
CASH AND CASH EQUIVALENTS,
  End of year                                                   $    315,288    $ 2,256,590    $  3,561,794
                                                                ============    ===========    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                                 $    367,357    $    20,825    $     24,124
                                                                ============    ===========    ============
  Taxes paid                                                    $    110,255    $    54,076            --
                                                                ============    ===========    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION-

         Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop unique pharmaceutical products that treat female specific diseases and conditions including infertility, dysmenorrhea, endometriosis, hormonal deficiencies and the prevention of sexually transmitted diseases. Columbia's research in endocrinology has also led to the development of a product to treat "Andropause" in men. Columbia's products primarily utilize the Company's patented bioadhesive delivery technology.

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

    INVENTORIES-

         Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                    DECEMBER 31,
                                          -------------------------------
                                             1998                 1997
                                          ----------           ----------
Finished goods                            $1,550,917           $1,399,835
Raw materials                                860,517              852,840
                                          ----------           ----------
                                          $2,411,434           $2,252,675
                                          ==========           ==========

   PROPERTY AND EQUIPMENT-

         Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the life of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

                                                               YEARS
                                                               -----
                     Machinery and equipment                   5 - 10
                     Furniture and fixtures                         5

         Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the life of the assets are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.

         A deposit on manufacturing equipment totaling approximately $600,000 as of December 31, 1997, is included in other assets in the accompanying consolidated balance sheets.

    INTANGIBLE ASSETS-

         Intangible assets consist of the following:

                                                        DECEMBER 31,
                                             -----------------------------------
                                                1998                    1997
                                             ------------           ------------
       Patents                               $  2,600,000           $  2,600,000
       Trademarks                               4,956,644                341,000
                                             ------------           ------------
                                                7,556,644              2,941,000
       Less accumulated amortization           (2,273,367)            (1,821,303)
                                             ------------           ------------
                                             $  5,283,277           $  1,119,697
                                             ============           ============

         Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years to fifteen years.

         In April 1998, the Company and the Warner-Lambert Company signed an agreement terminating their December 1991 license and supply agreement under which the Warner-Lambert Company had distributed Replens, a vaginal moisturizer which had been developed by the Company. Under the terms of the termination agreement, the Company agreed to pay $4.6 million for the right to reacquire the product Replens, effective on April 9, 1998. The $4.6 million cost has been capitalized and is being amortized over a 15 year period, which represents the remaining term on the terminated December 1991 license and the patent underlying the product.

    LONG-LIVED ASSETS-

         Following the acquisition of any long-lived assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the long-lived asset may warrant revision or that the remaining balance of the long-lived asset may not be recoverable. When factors indicate that a long-lived asset may be impaired, the Company uses an estimate of the underlying product's future cash flows, including amounts to be received over the remaining life of the long-lived asset from license fees, royalty income, and related deferred revenue, in measuring whether the long-lived asset is recoverable. Unrecoverable amounts are charged to operations.

    INCOME TAXES-

         As of December 31, 1998, the Company has U.S. tax net operating loss carryforwards of approximately $49 million which expire through 2013. The Company also has unused tax credits of approximately $949,000 which expire at various dates through 2012. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. Accordingly, the Company recorded an $85,000 alternative minimum tax provision for U.S. Federal taxes in 1997.

         As of December 31, 1998 and 1997, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $18 million and $16 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

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

   ADVERTISING EXPENSE-

         All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $758,000 in 1998, $460,000 in 1997 and $540,000 in 1996.

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

    STOCK-BASED COMPENSATION-

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosure of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the three years ended December 31, 1998, the Company recognized compensation costs under the provisions of APB No. 25, and for the three years ended December 31, 1998, the Company has provided the expanded disclosure required by SFAS No. 123 (see Note
4).

   RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company adopted SFAS 130 on January 1, 1998. The SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owned sources. Accordingly, the Company has included "Consolidated Statements of Comprehensive Operations" as part of its financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS 131 effective December 31, 1998 (See note 7).

         The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(2) STRATEGIC ALLIANCE AGREEMENTS:

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, the Company earned $7 million and $2 million in milestone payments in 1997 and 1996 and expects to receive additional milestone payments in the future. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

         The Company has also entered into strategic alliance agreements for the marketing and distribution of Replens and Advantage-S with various pharmaceutical companies. Pursuant to these agreements, the Company has received advance payments, of which $578,150 and $1,042,638, respectively, are reflected as deferred revenue in the accompanying December 31, 1998 and 1997 consolidated balance sheets. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

(3) CONVERTIBLE SUBORDINATED NOTE PAYABLE:

         On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note is subordinate to other senior securities of the Company and bears interest at 7 1/8% which is payable semi-annually on March 15 and September 15. The note is convertible into 662,032 shares of common stock at a price equal to $15.105 per share. The Company also granted certain registration rights to the investor, under which the earliest the shares underlying the note could be registered would be March 19,1999. The carrying amount of the Company's convertible subordinated note payable approximates fair value using the Company's estimated incremental borrowing rate.

(4) STOCKHOLDERS' EQUITY (DEFICIENCY):

     PREFERRED STOCK-

         In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly and each share is convertible into 12.36 shares of Common Stock. As of December 31, 1997 dividends of $116,781 were earned but were not declared and were included in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 1998, there were no dividends earned, but not declared.

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

     WARRANTS-

         As of December 31, 1998, the Company had warrants outstanding for the purchase of 240,253 shares of Common Stock. Information on outstanding warrants is as follows:

                             EXERCISE
                               PRICE
                             --------
                              $ 5.00                     120,000
                               10.78                      60,253
                               16.00                      20,000
                               18.00                      20,000
                               20.00                      20,000
                                                         -------
                                                         240,253
                                                         =======

The 120,000 of $5.00 warrants and the 60,253 of $10.78 warrants were exercisable on December 31, 1998.


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

         A summary of the status of the Company's two stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                 1998                           1997                         1996
                                       -------------------------    --------------------------     ------------------------
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                                        AVERAGE                       AVERAGE                      AVERAGE
                                                        EXERCISE                      EXERCISE                     EXERCISE
                                         SHARES         PRICE         SHARES          PRICE         SHARES         PRICE
                                       ---------        --------    ----------        --------     ---------       --------
Outstanding at beginning of year       4,557,274           $ 8.92    3,591,272           $ 6.25    3,176,646        $ 5.37
Granted                                  904,000            11.52    1,332,500            14.72      699,000         10.41
Exercised                                (31,500)            6.66     (366,498)            5.92     (253,374)         6.53
Forfeited                               (244,836)           11.29         --            --           (31,000)         6.80
                                       ---------                     ---------                     ---------
Outstanding at end of year             5,184,938             9.13    4,557,274             8.92    3,591,272          6.25
                                       =========                     =========                     =========

Options exercisable at year end        4,210,938                     2,984,774                     2,808,772
                                       =========                     =========                     =========

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                       ----------------------------------------------------------------    -----------------------------------------
                                                      WEIGHTED
                                                       AVERAGE           WEIGHTED                                         WEIGHTED
         RANGE OF               NUMBER                REMAINING           AVERAGE                   NUMBER                AVERAGE
         EXERCISE             OUTSTANDING            CONTRACTUAL         EXERCISE                EXERCISABLE              EXERCISE
          PRICES         AT DECEMBER 31, 1998       LIFE (YEARS)           PRICE             AT DECEMBER 31, 1998          PRICE
---------------------- ----------------------------------------------------------------    -----------------------------------------
          $4.00                 10,000                  9.69               $4.00                    --                     $ --
      $ 4.38-$ 7.25          2,344,750                  5.71                4.81                 2,344,750                 4.81
      $ 8.00-$ 12.13         1,591,000                  8.02               10.93                   627,000                10.44
      $ 12.25-$16.03         1,112,188                  7.76               14.76                 1,112,188                 7.76
      $16.63-$18.63            127,000                  8.71               17.64                   127,000                 8.71
                             ---------                                                           ---------
       $ 4.00-$18.63         5,184,938                  6.94                9.13                 4,210,938                 8.66
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

                                                               1998              1997           1996
                                                           ------------       ----------    ------------
Net income (loss)               As reported                ($13,859,734)        $762,906    ($13,078,984)
                                Proforma                    (17,479,167)      (7,013,855)   ($16,648,154)
                                                           =============================================

Income (loss) per share         As reported                      ($0.48)           $0.03          ($0.47)
                                Proforma                         ($0.61)          ($0.25)         ($0.60)
                                                           ---------------------------------------------

         The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) a risk free rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 55% for 1998 and 1997 and 60% for 1996 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

(5) COMMITMENTS AND CONTINGENCIES:

CASH AND CASH EQUIVALENTS-

         The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

     LEASES-

         The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 1998, 1997 and 1996 totaled $813,167, $679,791 and $736,372 respectively. Future minimum lease payments as of December 31, 1998 are as follows:

                     1999                             $  679,169
                     2000                                593,019
                     2001                                421,344
                     2002                                154,606
                     2003                                 66,394
                     Thereafter                           13,325
                                                      ----------
                                                      $1,927,857
                                                      ==========


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

         In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb/registered trademark/, a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% of the net sales of Diasorb.

     EMPLOYMENT AGREEMENTS-

         The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. The remaining terms of the employment agreements range from one to four years. Future base compensation to be paid under these agreements as of December 31, 1998 are as follows:

                     1999                             $  706,000
                     2000                                806,000
                     2001                                  1,750
                                                      ----------
                                                      $1,513,750
                                                      ==========

         During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. As a result of the Company's income in 1997, a provision for 5% of pretax income was included in general and administrative expenses. No provision has been made in 1998.

    LEGAL PROCEEDINGS-

         The Company filed an action in the United States District Court for the Southern District of Florida in November 1997 seeking a declaratory judgement on certain issues related to its relationship with Lake Pharmaceuticals, Inc. ("Lake") as governed in the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois, for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24/registered trademark/, was not permitted to be sold under the monograph. This action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida action. The Company is vigorously defending the Lake claims and believes that Lake's action will be dismissed without any damage award to Lake and that the Company will prevail in its claims against Lake for damages.

         Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

(6) OTHER RELATED-PARTY TRANSACTION:

         During 1993, the Company loaned two individuals who are officers, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum and which were due on or before December 7, 1997 have subsequently been extended through December 7, 1999. Accordingly, as of December 31, 1998, the aggregate balance of $288,639 is included in other current assets in the accompanying 1998 consolidated balance sheet.

(7) SEGMENT INFORMATION:

         The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. One customer accounted for approximately 25% and 68% of 1998 and 1997 consolidated net sales, respectively. Another customer accounted for approximately 4% and 5% of 1998 and 1997 consolidated net sales, respectively. A third customer accounted for approximately 15%, 5% and 18% of 1998, 1997 and 1996 consolidated net sales, respectively. A fourth customer accounted for approximately 3% and 13% of 1997 and 1996 consolidated net sales, respectively. The following table shows selected information by geographic area:

                                                INCOME
                                 NET         (LOSS) FROM    IDENTIFIABLE
                                SALES         OPERATIONS       ASSETS
                            ------------    ------------    -----------
As of and for the year
 ended December 31, 1998-
      United States         $  7,515,436    $ (4,114,779)   $ 7,965,715
      Europe                   2,502,208      (9,282,374)     3,913,831
                            ------------    ------------    -----------
                            $ 10,017,644    $(13,397,153)   $11,879,546
                            ============    ============    ===========
As of and for the year
 ended December 31, 1997-
      United States         $ 15,623,341    $  4,984,325    $ 7,804,944
      Europe                     924,070     (11,083,888)     7,196,808
                            ------------    ------------    -----------
                            $ 16,547,411    $ (6,099,563)   $15,001,752
                            ============    ============    ===========

As of and for the year
 ended December 31, 1996-
      United States         $  4,434,410    $ (5,560,059)   $ 5,370,215
      Europe                   1,211,621      (9,758,848)     4,609,882
                            ------------    ------------    -----------
                            $  5,646,031    $(15,318,907)   $ 9,980,097
                            ============    ============    ===========

 (8) SUBSEQUENT EVENT:

         In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i)$3.50 per common share (based on 125% of the average of the five day's closing bid prices immediately preceding the transaction and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice). If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

         In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Messrs. Meier and Bologna for $350,000 and $250,000, respectively. The notes bear interest at 5% per annum and are due on July 28, 1999.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants                          S-2

Report of Independent Certified Public Accountants                          S-3

Schedule II-Valuation and Qualifying Accounts and Reserves                  S-4

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 26, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Goldstein Golub Kessler LLP

New York, New York
February 26, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the 1997 and 1996 financial statements of Columbia Laboratories, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The year ended December 31, 1997 and 1996 portions of this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 13, 1998.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                     CHARGED TO
                                      BALANCE AT   (CREDITED TO)                BALANCE
                                      BEGINNING      COSTS AND                  AT END
        DESCRIPTION                   OF PERIOD      EXPENSES     DEDUCTIONS   OF PERIOD
        -----------                   -----------  -------------  ----------   ---------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful accounts     $132,276     $ 105,000      $ 7,447     $229,829
                                       ========     =========      =======     ========

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful  accounts     $ 97,275     $  35,001      $  --       $132,276
                                       ========     =========      =======     ========

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful  accounts     $105,437     $  (8,162)     $  --       $ 97,275
                                       ========     =========      =======     ========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS
-------
3.2      --       Amended and Restated By-laws of Company
4.1      --       Certificate of Designations, Preferences and Rights of Series
                  C Convertible Preferred Stock of the Company, dated as of
                  January 7, 1999
4.2     --        Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto
4.3      --       Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.
4.4      --       Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.
4.5      --       Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto
4.6      --       Form of Warrant to Purchase Common Stock
10.14    --       Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti
10.15    --       Agreement dated as of December 14, 1998, by and among Columbia
                  Laboratories, Inc., William J. Bologna, Norman M. Meier, James
                  J. Apostolakis, David Ray, Bernard Marden, Anthony R.
                  Campbell, David M. Knott and Knott Partners, L.P.
21       --       Subsidiaries of the Company
27       --       Financial Data Schedule