Form 10-Q
period 1999-03-31
COLUMBIA LABORATORIES INC
filed 1999-05-12
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999

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

   2875 N.E. 191ST STREET, SUITE 400
         AVENTURA, FLORIDA                                    33180
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code: (305) 933-6089

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of April 30, 1999: 28,684,687

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,            December 31,
                                                                                     1999                   1998
                                                                                ----------------       ---------------
                                                                                  (Unaudited)
ASSETS
   Current assets-

      Cash and cash equivalents                                                     $ 2,921,497            $  315,288
      Accounts receivable, net                                                        3,805,417             1,323,271
      Inventories                                                                     1,782,463             2,411,434
      Prepaid expenses                                                                  726,363               472,538
      Other current assets                                                              288,639               288,639
                                                                                ----------------       ---------------
         Total current assets                                                         9,524,379             4,811,170

   Property and equipment, net                                                        1,255,116             1,373,451
   Intangible assets, net                                                             5,246,294             5,283,277
   Other assets                                                                         405,586               411,648
                                                                                ================       ===============
   TOTAL ASSETS                                                                    $ 16,431,375           $11,879,546
                                                                                ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Current liabilities-

      Accounts payable                                                              $ 3,053,200           $ 4,153,151
      Accrued expenses                                                                1,145,290             1,480,839
      Deferred revenue                                                                  578,150               578,150
                                                                                ----------------       ---------------
         Total current liabilities                                                    4,776,640             6,212,140

      Convertible subordinated note payable                                          10,000,000            10,000,000
                                                                                ----------------       ---------------
         TOTAL LIABILITIES                                                           14,776,640            16,212,140
                                                                                ----------------       ---------------

    Stockholders' equity (deficiency)-

      Preferred stock, $.01 par value; 1,000,000 shares authorized:
         Series A Convertible Preferred Stock, 923
            shares issued and outstanding in 1999 and 1998                                    9                     9
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 1999 and 1998                                   16                    16

          Series C Convertible Preferred Stock,
            6,600 shares issued and outstanding in 1999                                      67                     -
      Common stock, $.01 par value; 40,000,000 shares
          authorized; 28,684,687 shares

         issued and outstanding in 1999 and 1998                                        286,846               286,846
      Capital in excess of par value                                                 99,714,196            93,221,998
      Accumulated deficit                                                           (97,848,529)          (97,988,640)
      Accumulated other comprehensive income                                            102,130               147,177
      Less: notes receivable for purchase of stock                                     (600,000)                     -
                                                                                ----------------       ---------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       1,654,735            (4,332,594)
                                                                                ----------------       ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                           $ 16,431,375          $ 11,879,546
                                                                                ================       ===============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                        1999                       1998
                                                                      -----------                ----------
NET SALES                                                             $  5,466,461                 $ 2,271,985

COST OF GOODS SOLD                                                       1,776,841                   1,405,984
                                                                      ------------               -------------
         Gross profit                                                    3,689,620                     866,001
                                                                      ------------              --------------


OPERATING EXPENSES:

    Selling and distribution                                               857,827                     637,766
    General and administrative                                           1,484,598                   1,576,553
    Research and development                                             1,390,076                   1,791,109
                                                                       -----------                 -----------
        Total operating expenses                                         3,732,501                   4,005,428
                                                                       -----------                 -----------

       Loss from operations                                                (42,881)                 (3,139,427)
                                                                     -------------                ------------

OTHER INCOME (EXPENSE):

    License fees, net of expenses                                          387,500                           -
    Interest income                                                         30,496                      42,870
    Interest expense                                                      (188,838)                    (33,259)
    Other, net                                                             (21,167)                    (67,609)
                                                                      ------------               -------------
                                                                           207,991                     (57,998)
                                                                      ------------               -------------


    Income (loss) before income taxes                                      165,110                  (3,197,425)
    Provision for income taxes                                              25,000                           -
                                                                      ------------               -------------
       Net income (loss)                                               $   140,110                $ (3,197,425)
                                                                       ===========               =============

NET INCOME (LOSS) PER COMMON SHARE:

     Basic                                                             $       .00                $       (.11)
                                                                       ===========               =============
     Diluted                                                           $       .00                $       (.11)
                                                                       ===========               =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:

     Basic                                                              28,685,000                  28,660,000
                                                                        ==========                ============
     Diluted                                                            28,985,000                  28,660,000
                                                                        ==========                ============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                   (UNAUDITED)


                                                              Three Months Ended March 31,
                                                              1999                     1998

                                                       -------------------       -----------------
NET INCOME (LOSS)                                               $ 140,110            $(3,197,425)

Other Comprehensive income (loss):

    Foreign currency translation, net of tax                       38,290                  7,865
                                                       -------------------       -----------------

Comprehensive income (loss)                                     $ 178,400            $(3,189,560)
                                                       ===================       =================



            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                        1999                       1998
                                                                        ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                       $140,110                $(3,197,425)
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities-

    Depreciation and amortization                                          259,725                     238,215
     Issuance of warrants for consulting services                           12,699                44,877

    Changes in assets and liabilities- (Increase) decrease in:

        Accounts receivable                                             (2,482,146)                   4,333,254
        Inventories                                                        628,971                       47,319
        Prepaid expenses                                                  (253,825)                     217,427
        Other assets                                                         6,062                     (271,308)

      Increase (decrease) in:

        Accounts payable                                                  (976,448)                   (647,591)
        Accrued expenses                                                  (337,395)                   (421,444)
        Deferred revenue                                                         -                    (355,295)
                                                                ------------------                   ---------


    Net cash used in operating activities                               (3,002,247)                    (11,971)
                                                                       -----------                   --------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                        (4,406)                    (75,856)
  Acquisition of licensing rights                                         (100,000)                          -
                                                                      ------------              --------------
      Net cash used in investing activities                               (104,406)                    (75,856)
                                                                      ------------                   ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock                              5,939,534                           -
  Dividends paid                                                          (181,625)                          -
  Issuance of note payable                                                       -                  10,000,000
  Proceeds from exercise of options and warrants                                 -                     356,138
                                                                ------------------                ------------

    Net cash provided by financing activities                            5,757,909                  10,356,138
                                                                       -----------                 -----------

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (Continued)

                                                                          Three Months Ended March 31,
                                                                        1999                       1998
                                                                        ----                       ----
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (45,047)                 (7,865)
                                                                      ------------             -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                   2,606,209              10,260,446

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                      315,288               2,256,590
                                                                       -----------            ------------

CASH AND CASH EQUIVALENTS,
  End of period                                                         $2,921,497             $12,517,036
                                                                        ==========             ===========

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2) INVENTORIES:

                                                  March 31,        December 31,
                                                    1999               1998
                                               ------------        -------------

Finished goods                                   $1,062,326           $1,550,917
Raw materials                                       720,137              860,517
                                               ------------        -------------
                                                 $1,782,463           $2,411,434
                                                 ==========        =============


(3) SERIES C CONVERTIBLE PREFERRED STOCK:

         In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share (based on 125% of the average of the five day's closing bid prices immediately preceding the transaction) and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. At March 31, 1999, the Preferred Stock had a liquidity preference of $6,600,000.

         In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Norman M. Meier, the President and Chief Executive Officer, and from William J. Bologna, the Chairman of the Board, for $350,000 and $250,000, respectively. The notes bear interest at 5% per annum and are due on July 28, 1999. The notes totaling $600,000 have been presented as a reduction of stockholders' equity in the accompanying balance sheets.

(4) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected information by geographic area:

                                                       Net                     Loss from               Identifiable
                                                      SALES                    OPERATIONS                  ASSETS
                                                      -----                    ----------              -------------
As of and for the three months
 ended March 31, 1999-

      United States                                   $4,498,887            $ 1,228,563                $11,391,018
      Europe                                             967,574             (1,271,444)                 5,040,357
                                                      ----------            -----------                -----------
                                                      $5,466,461            $   (42,881)               $16,431,375
                                                      ==========            ===========                ===========

As of and for the three months
 ended March 31, 1998-

      United States                                   $1,432,730            $(1,308,857)               $13,920,323
      Europe                                             839,255             (1,830,570)                 6,655,431
                                                      ----------            -----------                -----------

                                                      $2,271,985            $(3,139,427)               $20,575,754
                                                      ==========            ===========                ===========


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

          Cash and cash equivalents increased from approximately $315,000 at December 31, 1998 to approximately $2,921,000 at March 31, 1999. The Company received approximately $5.9 million, net of expenses, from the issuance and sales of Series C Convertible Preferred Stock (see note 3 to unaudited condensed consolidated financial statements).

          In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, as of March 31, 1999, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price.

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

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 1999, the Company has paid approximately $1.4 million in royalty payments.

          In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company received a $387,500, net of expenses, upfront payment and expects to receive future milestone payments as products are made available by the Company.

          The Company believes that sales and liquidity will increase as Crinone is fully marketed by Wyeth-Ayerst.

          As of March 31, 1999, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.3 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $7.5 million on research and development in 1999 and an additional $400,000 on property and equipment.

          As of March 31, 1999, the Company had available net operating loss carryforwards of approximately $48 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 1999 and December 31, 1998, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $17 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

          Net sales increased by approximately $3.2 million to approximately $5.5 million in 1999 as compared to $2.3 million in 1998. Crinone, accounted for approximately $2.7 million of the increase with sales of approximately $3.2 million in 1999 as compared to $547,000 in 1998. Sales of Replens increased by approximately $457,000 from approximately $943,000 in 1998 to $1.4 million in 1999. The increase reflects the reacquisition of the product by the Company from Warner-Lambert Company in April 1998. As a result of the reacquisition, the Company sells Replens directly to chain drug stores, food stores and mass merchandisers at wholesale prices instead of to Warner-Lambert at contract manufacturing prices which are much lower than wholesale prices. Gross profit as a percentage of net sales increased in 1999 as compared to 1998 from 38% to 67% as a result of increased Crinone sales which has a higher gross profit percentage.

          Selling and distribution expenses increased by approximately $220,000 in 1999 to approximately $858,000 as compared to $638,000 in 1998, primarily as a result of expenses related to the reacquisition of Replens and the marketing of the product such as the amortization of the Replens trademark $77,000; media advertising $65,000; advertising billbacks $53,000; and broker commissions $62,000.

          General and administrative expenses decreased by approximately $92,000 to approximately $1,485,000 in 1999 from $1,577,000 in 1998. The decrease was primarily due to a $129,000 reduction in salaries and benefits, and a $373,000 reduction in investor relations fees, partially offset by a $399,000 increase in legal fees. The increase in legal fees reflects additional attorney charges related to litigation.

          Research and development expenses decreased by approximately $401,000 from approximately $1,791,000 in 1998 to $1,390,000 in 1999. The decrease was in part due to a $125,000 reimbursement of expenses incurred in 1998 negotiated and received in 1999 from the Wyeth-Ayerst Laboratories' division of American Home Products Corporation, an approximately $81,000 reduction in salaries and benefits, and an approximately $88,000 decrease in Crinone development costs.

         License fees in 1999 of $387,500, net of expenses totaling $112,500, represent an upfront payment received in connection with the licensing agreement with Mipharm SpA entered into in March 1999.

          Interest expense increased in 1999 as a result of the $10 million note bearing interest at 7 1/8 % issued by the Company on March 16, 1998 to an institutional investor.

         The Company has recorded a $25,000 alternative minimum tax provision for U.S. federal taxes in 1999.

         As a result, the net income for 1999 was $140,110 or $.00 per common share as compared to a net loss in 1998 of $3,197,425 or $(.11) per common share.

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

                  Other claims and complaints have been filed or are pending against the Company with respect to various matters. In the opinion of management and counsel, all such matters are adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

                  In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i)$3.50 per common share (based on 125% of the average of the five day's closing bid prices immediately preceding the transaction) and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 1998 annual meeting of shareholders was held on January 28, 1999 for the purpose of electing the following eight directors (with each nominee receiving at least 24,645,914 votes out of a possible 28,729,620 votes): James J. Apostolakis, William J. Bologna, Jean Carvais, M.D., Dominique de Ziegler, M.D., Norman M. Meier, Denis O'Donnell, M.D., Selwyn Oskowitz, M.D. and Robert C. Strauss.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

          10.16 - License and Supply Agreement dated March 5, 1999, between the Company and Mipharm SpA.

          11.1  -          Statement Re: Computation of Per Share Earnings

          27.1  -          Financial Data Schedule (for SEC use only)

          Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA LABORATORIES, INC.

                                       /S/ DAVID L. WEINBERG
                                       ----------------------------------------
                                       DAVID L. WEINBERG, Vice President-
                                       Finance and Administration,
                                       Chief Financial Officer

DATE:      MAY 12, 1999
     ------------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS

10.16 - License and Supply Agreement dated March 5, 1999, between the Company and Mipharm SpA.

11.1  - Statement Re: Computation of Per Share Earnings.

27    - Financial Data Schedule.