Form 10-Q
period 1999-06-30
COLUMBIA LABORATORIES INC
filed 1999-08-10
CIK 821995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE  ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

         2875 NORTHEAST 191ST STREET, STE 400
         AVENTURA, FLORIDA                                      33180
(Address of principal executive offices)                      (Zip Code)

Company's telephone number, including area code: (305) 933-6089

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 31, 1999: 28,989,686

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,                  December 31,
                                                                      1999                         1998
                                                                   -----------                 ------------
                                                                   (Unaudited)

ASSETS
   Current assets-
     Cash and cash equivalents                                      $  3,298,217                  $    315,288
     Accounts receivable, net                                          4,578,989                     1,323,271
     Inventories                                                       1,764,235                     2,411,434
     Prepaid expenses                                                    634,822                       472,538
     Other current assets                                                288,639                       288,639
                                                                    ------------                  ------------
        Total current assets                                          10,564,902                     4,811,170

   Property and equipment, net                                         1,209,308                     1,373,451
   Intangible assets, net                                              5,107,645                     5,283,277
   Other assets                                                          403,716                       411,648
                                                                    ------------                  ------------
       TOTAL ASSETS                                                 $ 17,285,571                  $ 11,879,546
                                                                    ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Current liabilities-
     Accounts payable                                              $   2,718,155                  $  4,153,151
     Accrued expenses                                                 1,296,539                      1,480,839
     Deferred revenue                                                    578,150                       578,150
                                                                      ----------                    ----------
            Total current liabilities                                  4,592,844                     6,212,140

   Convertible subordinated note payable                              10,000,000                    10,000,000
                                                                      ----------                    ----------
            TOTAL LIABILITIES                                         14,592,844                    16,212,140
                                                                      ----------                    ----------

Stockholders' equity (deficiency)-
    Preferred stock, $.01 par value; 1,000,000 shares authorized:
       Series A Convertible Preferred Stock, 923
           shares issued and outstanding in 1999 and 1998                      9                             9
       Series B Convertible Preferred Stock, 1,630
           shares issued and outstanding in 1999 and 1998                     16                            16
       Series C Convertible Preferred Stock, 6,660
           shares issued and outstanding in 1999                              67                             -
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 28,689,687 and 28,684,687 shares
      issued and outstanding in 1999 and 1998, respectively              286,897                       286,846
    Capital in excess of par value                                    99,518,729                    93,221,998
    Accumulated deficit                                             (96,670,034)                  (97,988,640)
    Accumulated other comprehensive income                               157,043                       147,177
    Less: notes receivable for purchase of stock                       (600,000)                       -
                                                                  --------------                --------------
       TOTAL STOCKHOLDERS' EQUITY(DEFICIENCY)                          2,692,727                   (4,332,594)
                                                                  --------------                --------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                   $   17,285,571                $   11,879,546
                                                                  ==============                ==============

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended                 Three Months Ended
                                                             June 30,                          June 30,
                                                       1999             1998              1999           1998
                                                   ------------     ------------       ----------    -----------

NET SALES                                         $  12,625,578       $4,396,712      $ 7,159,117     $2,124,727

COST OF GOODS SOLD                                    3,625,038        2,372,282        1,848,197        966,298
                                                  -------------       ----------      -----------     ----------

         Gross profit                                 9,000,540        2,024,430        5,310,920      1,158,429
                                                  -------------       ----------      -----------     ----------

OPERATING EXPENSES:
    Selling and distribution                          2,012,089        1,757,088        1,154,262      1,119,322
    General and administrative                        2,774,490        2,847,161        1,289,892      1,270,608
    Research and development                          2,875,246        3,722,493        1,485,170      1,931,384
                                                  -------------       ----------      -----------     ----------

        Total operating expenses                      7,661,825        8,326,742        3,929,324      4,321,314
                                                  -------------       ----------      -----------     ----------

        Income (loss) from operations                 1,338,715      (6,302,312)        1,381,596    (3,162,885)
                                                  -------------       ----------      -----------     ----------

OTHER INCOME (EXPENSE):
    License fees, net of expenses                       387,500              -                               -
    Interest income                                      56,263          107,883           25,768         65,013
    Interest expense                                  (377,676)        (222,097)        (188,838)      (188,838)
    Other, net                                         (20,198)         (70,057)              968        (2,448)
                                                  -------------       ----------      -----------     ----------

                                                         45,889        (184,271)        (162,102)      (126,273)
                                                  -------------       ----------      -----------     ----------

    Income (loss) before income taxes                 1,384,604      (6,486,583)        1,219,494    (3,289,158)
    Provision for income taxes                           69,000             -              44,000           -
                                                  -------------       ----------      -----------     ----------

        Net income (loss)                         $   1,315,604     $(6,486,583)     $ 1,175,494    $(3,289,158)
                                                  =============     ============     ===========    ============

INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE:
 Basic                                            $         .04     $      (.23)     $       .03    $      (.11)
                                                  =============     ============     ===========    ============
 Diluted                                          $         .04     $      (.23)     $       .03    $      (.11)
                                                  =============     ============     ===========    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Basic                                              28,685,000       28,673,000      28,686,000      28,685,000
                                                  =============     ============     ===========    ============

  Diluted                                            29,474,000       28,673,000      29,881.000      28,685,000
                                                  =============     ============     ===========    ============

           See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended                Three Months Ended
                                                            June 30,                          June 30,
                                                     1999               1998             1999            1998
                                                 ------------       ------------      ----------     -----------

NET INCOME (LOSS)                                 $1,315,604      $(6,486,583)        $1,175,494    $(3,289,158)

Other comprehensive income (loss):
  Foreign currency translation, net of tax            (9,373)           2,335            (47,663)        (5,530)
                                                  -----------     -----------         -----------   ------------


Comprehensive income (loss)                       $1,306,231      $(6,484,248)        $1,127,831    $(3,294,688)
                                                  ==========      ============        ==========    ============

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                        1999                          1998
                                                                      ----------                  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $1,315,604                  $(6,486,583)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
    Depreciation and amortization                                        498,235                      574,015
    Issuance of warrants  for consulting services                         25,398                      333,456

    Changes in assets and liabilities-
       (Increase) decrease in:
        Accounts receivable                                          (3,255,718)                    2,805,611
        Inventories                                                      647,199                    (946,748)
        Prepaid expenses                                               (162,284)                      274,389
        Other assets                                                       7,931                    (314,372)

      Increase (decrease) in:
        Accounts payable                                             (1,313,339)                       24,217
        Accrued expenses                                               (184,300)                     (281,808)
        Deferred revenue                                                  -                          (355,295)
                                                                     -----------                  ------------

Net cash used in operating activities                                (2,421,274)                   (4,373,118)
                                                                     -----------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of product rights                                            -                        (4,600,000)
    Purchase of property and equipment                                  (55,456)                     (238,523)
    Acquisition of licensing rights                                    (100,000)                        -
                                                                     -----------                  ------------

 Net cash used in investing activities                                 (155,456)                   (4,838,523)
                                                                     -----------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock                             5,789,639                        -
 Dividends paid                                                        (266,721)                        -
 Issuance of note payable                                                 -                         10,000,000
 Proceeds from exercise of options and warrants                           26,875                       356,188
                                                                     -----------                  ------------

    Net cash provided by financing activities                          5,549,793                    10,356,188
                                                                     -----------                  ------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                             Six Months Ended June 30,
                                                                         1999                          1998
                                                                     -----------                  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    9,866                       (2,823)
                                                                     -----------                  ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 2,982,929                     1,141,724

CASH AND CASH EQUIVALENTS,
  beginning of period                                                    315,288                     2,256,590
                                                                     -----------                  ------------

CASH AND CASH EQUIVALENTS,
  end of period                                                      $ 3,298,217                  $  3,398,314
                                                                     ===========                  ============



SUPPLEMENTAL SCHEDULE OF NONCASH OPERTING AND FINANCING ACTIVITIES:

         As of June 30, 1998, dividends on the Series A Preferred Stock of $120,473 ($3,692 relating to the six months ended June 30, 1998) were earned but not declared.

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

(2) INVENTORIES:

                                June 30,                        December 31,
                                  1999                             1998
                             -------------                     ------------

Finished goods                 $1,025,643                         $1,550,917
Raw materials                     738,592                            860,517
                             ------------                      -------------
                               $1,764,235                         $2,411,434
                             ============                      =============

(3) SERIES C CONVERTIBLE PREFERRED STOCK:

         In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share (based on 125% of the average of the five day's closing bid prices immediately preceding the transaction) and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. At June 30, 1999, the Preferred Stock had a liquidity preference of $6,600,000.

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

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         The Calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

                                             Six Months Ended June 30,                Three Months Ended June 30,
                                             1999                 1998                 1999                 1998
                                          ----------         ------------           -----------         ------------

Net income (loss)                         $1,315,604         $(6,486,583)           $ 1,175,494         $ (3,289,158)
   Less: Preferred stock dividends         (145,064)               -                   (85,096)               -
         Deduction related to Series C
          Convertible Preferred Stock      (133,320)               -                  (133,320)               -
                                          ----------         ------------           -----------         ------------

Net income (loss) applicable to
 common stock                             $1,037,220         $(6,486,583)           $   957,078         $(3,289,158)
                                          ==========         ============           ===========         ============

Basic:
      Weighted average number of
       common shares outstanding          28,685,000           28,673,000            28,686,000           28,685,000
                                          ==========         ============           ===========         ============

      Basic net income (loss) per common
       and common equivalent share              $.04               $(.23)                  $.03               $(.11)
                                          ==========         ============           ===========         ============

Diluted:
       Weighted average number of
        common shares outstanding         28,685,000           28,673,000            28,686,000           28,685,000
       Weighted average number of
        dilutive common equivalents          789,000                -                 1,195,000                -
                                          ----------         ------------           -----------         ------------
       Weighted average number of
        common and common
        Equivalent shares outstanding     29,474,000           28,673,000            29,881,000           28,685,000
                                          ==========         ============           ===========         ============

       Diluted net income (loss) per
        common and common
        equivalent share                        $.04               $(.23)                  $.03               $(.11)
                                          ==========         ============           ===========         ============

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:

                                                                              INCOME
                                                      NET                   (LOSS) FROM              IDENTIFIABLE
                                                      SALES                  OPERATIONS                 ASSETS
                                                   -------------             -----------           ---------------
As of and for the six months
 ended June 30, 1999-

      United States                                  $11,065,160              $4,217,655               $12,091,114
      Europe                                           1,560,418             (2,878,940)                 5,194,457
                                                     -----------              ----------               -----------

                                                     $12,625,578              $1,338,715               $17,285,571
                                                     ===========              ==========               ===========

As of and for the six months
 ended June 30, 1998-

      United States                                   $3,015,263            $(2,486,822)               $11,373,550
      Europe                                           1,381,449             (3,815,490)                 6,902,683
                                                   -------------             -----------               -----------

                                                      $4,396,712           $(6,302,312)                $18,276,233
                                                   =============           =============               ===========

As of and for the three months
ended June 30, 1999

    United States                                     $6,566,273              $2,989,092
    Europe                                               592,844             (1,607,496)
                                                   -------------           -------------

                                                      $7,159,117              $1,381,596
                                                   =============           =============

As of and for the three months
Ended June 30, 1998

    United States                                     $1,582,533            $(1,177,965)
    Europe                                               542,194             (1,984,920)
                                                   -------------            ------------

                                                      $2,124,727            $(3,162,885)
                                                   =============            ============

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

          Cash and cash equivalents increased from approximately $315,000 at December 31, 1998 to approximately $3.3 million at June 30, 1999. The Company received approximately $5.8 million, net of expenses, from the issuance and sales of Series C Convertible Preferred Stock (see note 3 to unaudited condensed consolidated financial statements).

          In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, as of June 30, 1999, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company will supply Crinone to Ares-Serono under the same terms as in the agreement with AHP.

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

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 1999, the Company has paid approximately $1.5 million in royalty payments.

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

          The Company believes that sales and liquidity will increase as Crinone is fully marketed by Ares-Serono.

          As of June 30, 1999, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.4 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $6.1 million on research and development in 1999 and an additional $250,000 on property and equipment.

          As of June 30, 1999, the Company had available net operating loss carryforwards of approximately $45 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 1999 and December 31, 1998, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $16 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

          Net sales increased by approximately $8.2 million to approximately $12.6 million in 1999 as compared to $4.4 million in 1998. Crinone, accounted for approximately $7.4 million of the increase with sales of approximately $8.5 million in 1999 as compared to $1.1 million in 1998. Sales of Replens increased by approximately $700,000 from approximately $1.8 million in 1998 to $2.5 million in 1999. The increase reflects the reacquisition of the product by the Company from Warner-Lambert Company in

April 1998. As a result of the reacquisition, the Company sells Replens directly to chain drug stores, food stores and mass merchandisers at wholesale prices instead of to Warner-Lambert at contract manufacturing prices which are much lower than wholesale prices. Gross profit as a percentage of net sales increased in 1999 as compared to 1998 from 46% to 71% as a result of increased Crinone sales which has a higher gross profit percentage.

          Selling and distribution expenses increased by approximately $255,000 in 1999 to approximately $2,012,000 as compared to $1,757,000 million in 1998, primarily as a result of expenses related to the reacquisition of Replens and the marketing of the product such as the amortization of the Replens trademark $77,000; media advertising $116,000; advertising billbacks $78,000; and broker commissions $70,000. In addition, royalty payments based on sales of products utilizing the Bioadhesive delivery system increased by $159,000. The aforementioned increases were offset by a decrease in salaries and related benefits totaling $213,000.

          General and administrative expenses decreased by approximately $73,000 to approximately $2,774,000 in 1999 from $2,847,000 in 1998. The decrease was primarily due to a $237,000 reduction in salaries and benefits, and a $372,000 reduction in investor relations fees, offset by a $475,000 increase in legal fees and a $72,000 increase in insurance. The increase in legal fees reflects additional attorney charges related to litigation.

          Research and development expenses decreased by approximately $847,000 from approximately $3,722,000 in 1998 to $2,875,000 in 1999. The decrease was primarily due to a $125,000 reimbursement of expenses incurred in 1998 negotiated and received in 1999 from the Wyeth-Ayerst Laboratories' division of American Home Products Corporation, an approximately $303,000 reduction in salaries and benefits and other research and development overhead, and an approximately $413,000 decrease in Crinone and other development costs.

         License fees in 1999 of $387,500, net of expenses totaling $112,500, represent an upfront payment received in connection with the licensing agreement with Mipharm SpA entered into in March 1999.

          Interest expense increased in 1999 as a result of the $10 million note bearing interest at 7 1/8 % issued by the Company on March 16, 1998 to an institutional investor.

          The Company has recorded a $69,000 alternative minimum tax provision for U.S. federal taxes in 1999.

         As a result, the net income for the six months ended June 30, 1999 was $1,315,604 or $.04 per common and common equivalent share as compared to a net loss in the six months ended June 30, 1998 of $6,486,583 or $(.23) per common and common equivalent share. The earnings per share calculation for the six months ended June 30, 1999 reflects a one-time deduction of $133,320 related to the sale of the Series C Convertible Preferred Stock completed in the first quarter of 1999. The $133,320, although not required to be reflected as an expense in the income statement, was deducted from net income in computing net income per common and common equivalent share.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

          Net sales increased by approximately $5.1 million to approximately $7.2 million in 1999 as compared to $2.1 million in 1998. Crinone, accounted for approximately $4.7 million of the increase with sales of approximately $5.3 million in 1999 as compared to $575,000 in 1998. Gross profit as a percentage of net sales increased in 1999 as compared to 1998 from 55% to 74% as a result of increased Crinone sales which has a higher gross profit percentage.

          Selling and distribution expenses increased by approximately $35,000 in 1999 to approximately $1,154,000 as compared to $1,119,000 in 1998, primarily as a result of expenses related to the reacquisition of Replens and the marketing of the product.

          General and administrative expenses increased by approximately $19,000 to approximately $1,290,000 in 1999 from $1,271,000 in 1998.

          Research and development expenses decreased by approximately $446,000 from approximately $1,931,000 in 1998 to $1,485,000 in 1999. The decrease was in part due to an approximately $125,000 reduction in salaries and benefits and other research and development overhead, and an approximately $269,000 decrease in Crinone development costs.

          The Company has recorded a $44,000 alternative minimum tax provision for U.S. federal taxes in 1999.

          As a result, the net income for the three months ended June 30, 1999 was $1,175,494 or $.03 per common and common equivalent share as compared to a net loss in the three months ended June 30, 1998 of $3,289,158 or $(.11) per common and common equivalent share. The earnings per share calculation for the three months ended June 30, 1999 reflects a one-time deduction of $133,320 related to the sale of the Series C Convertible Preferred Stock completed in the first quarter of 1999. The $133,320, although not required to be reflected as an expense in the income statement, was deducted from net income in computing net income per common and common equivalent share.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 annual meeting of shareholders was held on June 2, 1999 for the purpose of electing the following eight directors (with each nominee receiving at least 22,990,223 votes out of a possible 28,729,624 votes): James J. Apostolakis, William J. Bologna, Jean Carvais, M.D., Dominique de Ziegler, M.D., Norman M. Meier, Denis O'Donnell, M.D., Selwyn Oskowitz, M.D. and Robert C. Strauss.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.     Exhibits

                11.1 -    Statement Re:   Computation of Per Share Earnings

                27.1 -   Financial Data Schedule (SEC use only)

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

DATE: AUGUST 9, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS

11.1     -   Statement Re: Computation of Per Share Earnings.

27       -   Financial Data Schedule.