Form 10-Q
period 1999-09-30
COLUMBIA LABORATORIES INC
filed 1999-11-12
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to ______________

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 31, 1999: 29,024,686

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                            1999                1998
                                                                        -------------       ------------
                                                                         (Unaudited)
ASSETS
   Current assets-
     Cash and cash equivalents                                          $  4,229,081        $    315,288
     Accounts receivable, net                                              2,339,769           1,323,271
     Inventories                                                           1,598,759           2,411,434
     Prepaid expenses                                                        717,017             472,538
     Other current assets                                                    323,157             288,639
                                                                        ------------        ------------
        Total current assets                                               9,207,783           4,811,170

   Property and equipment, net                                             1,118,521           1,373,451
   Intangible assets, net                                                  4,990,335           5,283,277
   Other assets                                                              373,598             411,648
                                                                        ------------        ------------
       TOTAL ASSETS                                                     $ 15,690,237        $ 11,879,546
                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Current liabilities-
     Accounts payable                                                   $  2,698,628        $  4,153,151
     Accrued expenses                                                      1,067,479           1,480,839
     Deferred revenue                                                        100,000             578,150
                                                                        ------------        ------------
            Total current liabilities                                      3,866,107           6,212,140

   Convertible subordinated note payable                                  10,000,000          10,000,000
                                                                        ------------        ------------
            TOTAL LIABILITIES                                             13,866,107          16,212,140
                                                                        ------------        ------------
Stockholders' equity (deficiency)-
    Preferred stock, $.01 par value; 1,000,000 shares authorized:
       Series A Convertible Preferred Stock, 923
           shares issued and outstanding in 1999 and 1998                          9                   9
       Series B Convertible Preferred Stock, 1,630
           shares issued and outstanding in 1999 and 1998                         16                  16
       Series C Convertible Preferred Stock, 5,610
           shares issued and outstanding in 1999                                  56                  --
    Common stock, $.01 par value; 40,000,000 shares
       authorized; 29,024,686 and 28,684,687 shares
       issued and outstanding in 1999 and 1998, respectively                 290,247             286,846
    Capital in excess of par value                                        99,563,412          93,221,998
    Accumulated deficit                                                  (97,600,219)        (97,988,640)
    Accumulated other comprehensive income                                   170,609             147,177
    Less: notes receivable for purchase of stock                            (600,000)                 --
                                                                        ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             1,824,130          (4,332,594)
                                                                        ------------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                         $ 15,690,237        $ 11,879,546
                                                                        ============        ============

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Nine Months Ended                       Three Months Ended
                                                      September 30,                            September 30,
                                                 1999                1998                1999                1998
                                            ------------        ------------        ------------        ------------
NET SALES                                   $ 17,129,968        $  7,692,494        $  4,504,390        $  3,295,782

COST OF GOODS SOLD                             4,975,544           3,840,395           1,350,506           1,468,113
                                            ------------        ------------        ------------        ------------
         Gross profit                         12,154,424           3,852,099           3,153,884           1,827,669
                                            ------------        ------------        ------------        ------------
OPERATING EXPENSES:
    Selling and distribution                   3,005,952           2,750,010             993,863             992,922
    General and administrative                 3,707,188           4,030,787             932,698           1,183,626
    Research and development                   4,864,379           5,307,584           1,989,133           1,585,091
                                            ------------        ------------        ------------        ------------
        Total operating expenses              11,577,519          12,088,381           3,915,694           3,761,639
                                            ------------        ------------        ------------        ------------
        Income (loss) from operations            576,905          (8,236,282)           (761,810)         (1,933,970)
                                            ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE):
    License fees, net of expenses                387,500              73,088                  --              73,088
    Interest income                              101,072             134,673              44,809              26,790
    Interest expense                            (566,514)           (410,935)           (188,838)           (188,838)
    Other, net                                   (44,542)           (141,235)            (24,344)            (71,178)
                                            ------------        ------------        ------------        ------------
                                                (122,484)           (344,409)           (168,373)           (160,138)
                                            ------------        ------------        ------------        ------------
    Income (loss) before income taxes            454,421          (8,580,691)           (930,183)         (2,094,108)
    Provision for income taxes                    69,000                  --                  --                  --
                                            ------------        ------------        ------------        ------------
        Net income (loss)                   $    385,421        $ (8,580,691)       $   (930,183)       $ (2,094,108)
                                            ============        ============        ============        ============
INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE:
 Basic and Diluted                          $        .00        $       (.30)       $       (.03)       $       (.07)
                                            ============        ============        ============        ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING:
  Basic and Diluted                           28,790,000          28,677,000          28,997,000          28,685,000
                                            ============        ============        ============        ============

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                        Nine Months Ended                   Three Months Ended
                                                          September 30,                        September 30,
                                                     1999               1998               1999               1998
                                                 -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                $   385,421        $(8,580,691)       $  (930,183)       $(2,094,108)

Other comprehensive income (loss):
  Foreign currency translation, net of tax           (23,432)           (30,689)           (13,566)           (33,024)
                                                 -----------        -----------        -----------        -----------
Comprehensive income (loss)                      $   361,989        $(8,611,380)       $  (943,749)       $(2,127,132)
                                                 ===========        ===========        ===========        ===========

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                        1999                1998
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $    385,421        $ (8,580,691)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
    Depreciation and amortization                                       729,520             738,431
    Issuance of warrants and options for consulting services             42,187             435,709

    Changes in assets and liabilities-
      (Increase) decrease in:
        Accounts receivable                                          (1,016,498)          3,061,409
        Inventories                                                     812,675          (1,090,170)
        Prepaid expenses                                               (244,479)           (331,809)
        Other assets                                                        532             266,589

      Increase (decrease) in:
        Accounts payable                                             (1,332,866)           (494,575)
        Accrued expenses                                               (413,360)             36,917
        Deferred revenue                                               (478,150)           (435,731)
                                                                   ------------        ------------
Net cash used in operating activities                                (1,515,018)         (6,393,921)
                                                                   ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of product rights                                       (4,600,000)
    Purchase of property and equipment                                  (75,647)           (283,474)
    Acquisition of licensing rights                                    (100,000)                 --
                                                                   ------------        ------------
 Net cash used in investing activities                                 (175,647)         (4,883,474)
                                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock                            5,770,343                  --
 Dividends paid                                                        (338,692)                 --
 Issuance of note payable                                                    --          10,000,000
 Proceeds from exercise of options and warrants                         149,375             356,188
                                                                   ------------        ------------
    Net cash provided by financing activities                         5,581,026          10,356,188
                                                                   ------------        ------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                    Nine Months Ended September 30,
                                                                        1999                1998
                                                                   ------------        ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  23,432              30,689
                                                                   ------------        ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                3,913,793            (890,518)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                   315,288           2,256,590
                                                                   ------------        ------------
CASH AND CASH EQUIVALENTS,
  end of period                                                    $  4,229,081        $  1,366,072
                                                                   ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH OPERTING AND FINANCING ACTIVITIES:

         As of September 30, 1998, dividends on the Series A Preferred Stock of $122,320 ($5,539 relating to the nine months ended September 30, 1998) were earned but not declared.

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

(2) INVENTORIES:

                                   September 30,             December 31,
                                        1999                     1998
                                  --------------           --------------
Finished goods                    $      947,351           $    1,550,917
Raw materials                            651,408                  860,517
                                  --------------           --------------
                                  $    1,598,759           $    2,411,434
                                  ==============           ==============


(3) SERIES C CONVERTIBLE PREFERRED STOCK:

         In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share (based on 125% of the average of the five day's closing bid prices immediately preceding the transaction) and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. At September 30, 1999, the Preferred Stock had a liquidity preference of $5,610,000.

         In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Norman M. Meier, the President and Chief Executive Officer, and from William J. Bologna, the Chairman of the Board, for $350,000 and $250,000, respectively. The notes bear interest at 5% per annum and were due on July 28, 1999. The notes totaling $600,000 have been presented as a reduction of stockholders' equity in the accompanying balance sheets.

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

                                                      Nine Months Ended                      Three Months Ended
                                                        September 30,                           September 30,
                                                  1999                1998                1999                1998
                                              ------------        ------------        ------------        ------------
Net income (loss)                             $    385,421        $ (8,580,691)       $   (930,183)       $ (2,094,108)
Less: Preferred stock dividends                   (217,035)             (5,538)            (71,971)             (1,846)
         Deduction related to Series C

            Convertible Preferred Stock           (133,320)                 --                  --                  --
                                              ------------        ------------        ------------        ------------
Net income (loss) applicable to
   common stock                               $     35,066        $ (8,586,229)       $ (1,002,154)       $ (2,095,954)
                                              ============        ============        ============        ============
Basic:
     Weighted average number of
          common shares outstanding             28,790,000          28,677,000          28,997,000          28,685,000
                                              ============        ============        ============        ============
     Basic net income (loss) per common
          and common equivalent share         $        .00        $       (.30)       $       (.03)       $       (.07)
                                              ============        ============        ============        ============
Diluted:
     Weighted average number of
          common shares outstanding             28,790,000          28,677,000          28,997,000          28,685,000
     Weighted average number of
          dilutive common equivalents                   --                  --                  --                  --
                                              ------------        ------------        ------------        ------------
     Weighted average number of
          common and common
          equivalent shares outstanding         28,790,000          28,677,000          28,997,000          28,685,000
                                              ============        ============        ============        ============
     Diluted net income (loss) per
          common and common
          equivalent share                    $        .00        $       (.30)       $       (.03)       $       (.07)
                                              ============        ============        ============        ============

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:

                                                                  Income
                                             Net               (Loss) from            Identifiable
                                            Sales               Operations               Assets
                                        ------------           ------------           ------------
As of and for the nine months
 ended September 30, 1999-
      United States                     $ 14,808,968           $  4,921,469           $ 12,112,150
      Europe                               2,321,000             (4,344,564)             3,578,087
                                        ------------           ------------           ------------
                                        $ 17,129,968           $    576,905           $ 15,690,237
                                        ============           ============           ============
As of and for the nine months
 ended September 30, 1998-
      United States                     $  5,693,810           $ (2,080,487)          $ 10,354,161
      Europe                               1,998,684             (6,155,795)             5,771,709
                                        ------------           ------------           ------------
                                        $  7,692,494           $ (8,236,282)          $ 16,125,870
                                        ============           ============           ============
As of and for the three months
ended September 30, 1999-
      United States                     $  3,743,808           $    703,814
      Europe                                 760,582             (1,465,624)
                                        ------------           ------------
                                        $  4,504,390           $   (761,810)
                                        ============           ============
As of and for the three months
Ended September 30, 1998-
      United States                     $  2,678,547           $    406,335
      Europe                                 617,235             (2,340,305)
                                        ------------           ------------
                                        $  3,295,782           $ (1,933,970)
                                        ============           ============

(6) SUBSEQUENT EVENT:

In October 1999, the Company announced that it has engaged an investment banking firm as its exclusive advisor in the proposed divestiture of the Company's over-the-counter product line. The Board of Directors of the Company is considering options to allow the Company to concentrate on developing its pipeline of prescription products.

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

         Cash and cash equivalents increased from approximately $315,000 at December 31, 1998 to approximately $4.2 million at September 30, 1999. The Company received approximately $5.8 million, net of expenses, from the issuance and sales of Series C Convertible Preferred Stock (see note 3 to unaudited condensed consolidated financial statements). Offsetting this was $1.5 million of cash used in operating activities.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP will market Crinone. Under the terms of the agreement, as of September 30, 1999, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company will supply Crinone to Ares-Serono under the same terms as in the agreement with AHP.

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

         In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 1999, the Company has paid approximately $1.6 million in royalty payments.

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

         In October 1999, the Company announced that it had engaged in an investment banking firm as its exclusive advisor in the proposed divestiture of the Company's over-the-counter product line. The Board of Directors of the Company is considering options to allow the Company to concentrate on developing its pipeline of prescription products. The Company will concentrate on developing its pipeline of prescription products including, Chronodyne(TM) (terbutaline gel) for the treatment of dysmenorrhea, a physiologic testosterone buccAL tablet for men and a vaginal testosterone for menopausal women. This divestiture is also expected to eliminate non-core corporate overhead.

         As of September 30, 1999, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.4 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $6.7 million on research and development in 1999 and an additional $100,000 on property and equipment.

         As of September 30, 1999, the Company had available net operating loss carryforwards of approximately $44 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 1999 and December 31, 1998, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $16 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales increased by approximately $9.4 million to approximately $17.1 million in 1999 as compared to $7.7 million in 1998. Crinone, accounted for approximately $8.2 million of the increase with sales of approximately $10.3 million in 1999 as compared to $2.1 million in 1998. Sales of Replens increased by approximately $651,000 from approximately $3,085,000 million in 1998 to $3,736,000 in 1999. The increase reflects the reacquisition of the product by the Company from Warner-Lambert Company in April 1998. As a result of the reacquisition, the Company sells Replens directly to chain drug stores, food stores and mass merchandisers at wholesale prices instead of to Warner-Lambert at contract manufacturing prices which are much lower than wholesale prices. Gross profit as a percentage of net sales increased in 1999 as compared to 1998 from 50% to 71% as a result of increased Crinone sales which has a higher gross profit percentage.

         Selling and distribution expenses increased by approximately $256,000 in 1999 to approximately $3,006,000 as compared to $2,750,000 in 1998, primarily as a result of expenses related to the reacquisition of Replens and the marketing of the product.

         General and administrative expenses decreased by approximately $324,000 to approximately $3,707,000 in 1999 from $4,031,000 in 1998. The decrease was primarily due to a $285,000 reduction in salaries and benefits, a $46,000 reduction in office expenses and a $ 477,000 reduction in professional fees including investor relations fees, offset by a $466,000 increase in legal fees and a $64,000 increase in insurance. The increase in legal fees reflects additional attorney charges related to litigation.

         Research and development expenses decreased by approximately $444,000 from approximately $5,308,000 in 1998 to $4,864,000 in 1999. The decrease was primarily due to a $125,000 reimbursement of expenses incurred in 1998 negotiated and received in 1999 from the Wyeth-Ayerst Laboratories' division of American Home Products Corporation, an approximately $168,000 reduction in salaries and benefits and other research and development overhead, and an approximately $72,000 decrease in development costs.

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

         As a result, the net income for the nine months ended September 30, 1999 was $385,421 or $.00 per common and common equivalent share as compared to a net loss in the nine months ended September 30, 1998 of $8,580,691 or $(.30) per common and common equivalent share. The earnings per share calculation for the nine months ended September 30, 1999 reflects a one-time deduction of $133,320 related to the sale of the Series C Convertible Preferred Stock completed in the first quarter of 1999. The $133,320, although not required to be reflected as an expense in the income statement, was deducted from net income in computing net income per common and common equivalent share.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales increased by approximately $1.2 million to approximately $4.5 million in 1999 as compared to $3.3 million in 1998. Crinone, accounted for approximately $766,000 of the increase with sales of approximately $1.8 million in 1999 as compared to approximately $1 million in 1998. Gross profit as a percentage of net sales increased in 1999 as compared to 1998 from 55% to 70% as a result of increased Crinone sales which has a higher gross profit percentage.

         Selling and distribution expenses in 1999 were approximately $994,000 as compared to $993,000 in 1998.

         General and administrative expenses decreased by approximately $251,000 to approximately $933,000 in 1999 from $1,184,000 in 1998. The decrease was primarily due to an approximate $120,000 reduction in corporate salaries including incentive compensation, a $68,000 reduction in professional fees and a $65,000 decrease in bad debt expense.

         Research and development expenses increased by approximately $404,000 from approximately $1,585,000 in 1998 to $1,989,000 in 1999. The increase was in part due to an approximately $601,000 increase in costs associated with the validation of a new manufacturer in the U.S. for Crinone, and a $120,000 increase in Chronodyne testing partially offset by a $219,000 decrease in Crinone development costs.

         As a result, the net loss for the three months ended September 30, 1999 was $930,183 or $(.03) per common and common equivalent share as compared to a net loss in the three months ended September 30, 1998 of $2,094,108 or $(.07) per common and common equivalent share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         11.1 -   Statement Re: Computation of Per Share Earnings

         27.1 -   Financial Data Schedule (SEC use only)

B.       Reports on Form 8-K

         Form 8-K, dated August 20, 1999, relating to Columbia
         Laboratories, Inc.'s August 1999 newsletter.

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

DATE:      NOVEMBER 12, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS

11.1      -   Statement Re: Computation of Per Share Earnings.

27        -   Financial Data Schedule.