Form 10-K
period 1999-12-31
COLUMBIA LABORATORIES INC
filed 2000-03-30
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from                to
                                               --------------

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 29, 2000: $326,071,266.

         Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 29, 2000: 29,314,489.

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

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP market Crinone. Under the terms of the agreement, the Company earned $17 million in milestone payments to date and will continue to receive additional milestone payments. The Company also supplied Crinone at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono ("Serono"), a Swiss pharmaceutical company. Serono paid $68 million to AHP for the rights to Crinone and assumed AHP's financial obligations to the Company.

         ADVANTAGE-S(TM). Advantage-S, the Company's female contraceptive gel utilizes the Bioadhesive Delivery System with the active ingredient nonoxynol-9 (the"Product") and it has been marketed in the United States by the Company since July 1998 under an existing monograph for nonoxynol-9 spermicidal products. The Product had been marketed in the United States under the tradename Advantage 24(R) by Lake Pharmaceuticals, Inc. ("Lake"). In July 1997, the FDA alleged that the monograph did not permit a claim for 24-hour effectiveness. Although, the Company believes that its claim for 24-hour effectiveness was valid, it agreed with the FDA in February 1998 to market the Product without a claim for 24-hour effectiveness under the tradename of Advantage-S. During the period in which the Company was disputing the FDA allegations, the Company terminated its license agreement with Lake. In July 1998, the Company began marketing the Product in the United States under the tradename Advantage-S. Among Advantage-S benefits is that it utilizes the Company's Bioadhesive Delivery System, which enables the nonoxynol-9 to adhere to the cervix.

         In August 1998, the Company signed a distribution agreement with Advantage Technology Development Co. Ltd. ("Advantech") for the distribution of the Product in China under the tradename Advantage-LA(R). An introduction test was conducted by Advantech and was satisfactorily completed. The product is now being sold in selected larger cities within China under an agreement with the Chinese Health Authorities for what is known as "Trial Sales". Upon successful completion of the "Trial Sales" in 1999, the Chinese Health Authorities issued a Family Planning Import Sales Certificate allowing distribution of Advantage-LA throughout China. In Europe, the Company intends to register Advantage-S as an over-the-counter drug.

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

         REPLENS(R). Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the Bioadhesive Delivery System. Replens is marketed in the United States by the Company who reacquired the marketing rights from the Warner-Lambert Company on April 1, 1998. Replens is marketed by various pharmaceutical companies throughout the rest of the world. In October 1999, the Company engaged an investment banking firm to act as its exclusive advisor in a planned divesture of certain of the Company's over-the-counter products which includes Replens.

         OTHER PRODUCTS. The Company also markets Advanced Formula Legatrin PM(R), for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin(R) GCM Formula(TM), which nutritionally supports healthy joint function; Vaporizer in a bottle(R), a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb(R), a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System. In October 1999, the Company engaged an investment banking firm to act as its exclusive advisor in a planned divestiture of certain of the Company's over-the-counter products which include Advanced Formula Legatrin PM, Legatrin GCM Formula, Vaporizer in a Bottle and Diasorb.

         In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company received $462,500, net of expenses, and expects to receive future milestone payments as products are made available by the Company.

RESEARCH AND DEVELOPMENT

         The Company expended $6.7 million in 1999, $7.8 million in 1998 and $9.1 million in 1997 on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone, Advantage-S, Chronodyne and Testosterone Bioadhesive Tablet products. These studies are coordinated from the Company's New York and Paris offices.

         CHRONODYNE(R). In June 1998, the Company announced that it had been granted an Investigational New Drug Application ("IND") by the FDA for terbutaline in Columbia's patented bioadhesive vaginal delivery system. This product is intended to relax the uterus and prevent uterine dyskinesia (abnormal contractions), and therefore may be useful in the treatment of disorders such as dysmenorrhea, difficult and painful menstruation and for the treatment and prevention of endometriosis, the growth of endometrial tissue outside the uterus. Dysmenorrhea is a disorder that afflicts nearly 25 million women in the U.S. which is more than 30% of all menstruating women. Endometriosis effects 5 million women in the U.S. of whom 30 to 40% are infertile.

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

It is a widely held theory that endometriosis is the result of retrograde (backward-flowing) menstruation. Endometriosis occurs when endometrial tissue flows backward through the fallopian tubes and attaches to nearby pelvic structures, such as the ovary, and then grows. It has been shown that women who develop endometriosis usually have a long history of dysmenorrhea. It has been shown that women with endometriosis have an abnormality of uterine contractility which prevents sperm from reaching the fallopian tubes, thereby causing infertility. The Company believes that Chronodyne can normalize uterine contractility and restore fertility.

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

Testosterone has traditionally been used to treat hypogonadel men. Hypogonadism in men is characterized by a deficiency or absence of endogenous testosterone production. However, recent data has demonstrated that men with low levels of testosterone may be at a greater risk of having a heart attack. Like the failure of the ovaries in menopausal women to produce estrogen, failure of the testes to product sufficient testosterone in men results in increasing levels of Follicle Stimulating Hormone (FSH) and Luteinizing Hormone (LH). The advent of "Andropause" in men may have the same impact as menopause in women- increased risk of cardiovascular disease, Alzheimer's disease and ultimately osteoporosis.

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

         During 1999, there were two United States patents granted to the Company. The first patent was for a method of treating or reducing ischemia or incidence of cardiovascular events by administering progesterone. The second patent was for the composition and method of moisturizing mammalian membranous tissue.

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

OVER-THE-COUNTER DRUGS

         The Company currently markets six over-the-counter drugs: Advanced Formula Legatrin PM, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin GCM Formula, which nutritionally supports healthy joint function; Diasorb, a pediatric antidiarrheal product; Vaporizer in a bottle, a portable cough suppressant, Replens and Advantage-S. These over-the-counter drugs are manufactured by third-party manufacturers. All of the raw materials for the non Bioadhesive Delivery System products used by the Company for its over-the-counter drugs are available from several sources.

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

SALES

         The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 5% or more of consolidated net sales in any of the three years ended December 31, 1999.

                                1999                1998                 1997
                             ----------          ----------          -----------
Crinone                            56%                 25%                  68%
Replens                            24                  40                   10
Advantage-S                         3                   4                    3*
Legatrin PM/Legatrin GCM           12                  26                   15
Other Products                      5                   5                    4
                             ----------          ----------          -----------
                                  100%                100%                 100%
                             ==========          ==========          ===========

          * Prior to July 1997 the tradename was Advantage 24.

The Company anticipates the percentage of sales attributable to Legatrin PM and the other products to decrease in future years as additional products utilizing the Bioadhesive Delivery System are introduced. AHP and Ares-Serono accounted for approximately 56% of 1999 consolidated net sales. AHP accounted for approximately 25% and 68% of

1998 and 1997 consolidated net sales, respectively. A retail customer accounted for approximately 9%, 15% and 5% of 1999, 1998 and 1997 consolidated net sales, respectively. Another customer accounted for approximately 5%, of 1999, consolidated net sales.

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


EMPLOYEES

          As of February 29, 2000, the Company had 37 employees, 3 in management, 14 in research and development administration, 5 in manufacturing, 2 in marketing, and 13 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

          The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive Compensation-- Employment Agreements."


ITEM 2. PROPERTIES

          As of February 29, 2000, the Company leases the following properties:

                                                                                                       ANNUAL
    LOCATION                     USE                   SQUARE FEET          EXPIRATION                  RENT
----------------           ---------------------       ------------       --------------           --------------
Aventura, FL               Corporate office              4,580             June 2003                $  119,000
Paris, France              Research admin office         9,500             August 2001                 324,000
Paris, France              Business residence            2,600             June 2001                    61,000
New York, NY               Residential office            1,000             April 2000                   50,000
Rockville Center, NY       Research admin office         2,000             October 2004                 53,000

ITEM 3. LEGAL PROCEEDINGS

         The Company filed an action in the United States District Court for the Southern District of Florida ("Florida Action") in November 1997 seeking a declaratory judgement on certain issues related to its relationship with Lake Consumer Products, Inc. ("Lake") as governed in the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois ("Illinois Action") , for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. The IllinoisAction was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida Action. On March 16, 2000, the Company and Lake settled all outstanding issues in the consolidated Florida Action by the Company having bought out the contract for the sum of $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock). As a result, the Company reacquired the U.S. rights to the Advantage product and both parties agreed to have their legal actions dismissed.

         Other claims and law suits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

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


FISCAL YEAR ENDED DECEMBER 31, 1998               HIGH              LOW
------------------------------------             ------           -------
         First Quarter                           $15.18           $11.25
         Second Quarter                           14.13             5.63
         Third Quarter                             8.94             2.50
         Fourth Quarter                            4.88             2.38


FISCAL YEAR ENDED DECEMBER 31, 1999
-----------------------------------

         First Quarter                            $6.81            $2.88
         Second Quarter                            9.06             5.88
         Third Quarter                             8.69             5.69
         Fourth Quarter                            8.31             5.50


         At February 29, 2000, there were 396 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 9,500 beneficial owners, 2 shareholders of record of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), 3 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") and 22 shareholders of record of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock").

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

         On January 28, 1999 the Company granted to Shephard Lane and Anthony Campbell, in exchange for services performed, warrants to purchase up to an aggregate of 125,000 shares of Common Stock at an exercise price of $4.8125 per share.

         On January 28, 1999 and September 23, 1999, the Company granted to James Apostolakis, warrants to purchase up to an aggregate of 100,000 and 75,000 shares, respectively, of common stock at an exercise price of $4.8125 and $7.50, respectively, per share.

         On October 25, 1999, the Company granted to Ryan Beck & Co., Inc., as part of a services agreement, warrants to purchase up to an aggregate of 12,500 shares of common stock at an exercise price of $7.0625 per share.

         On August 31, 1998 the Company granted to Value Management & Research AG a warrant to purchase up to an aggregate of 120,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for consulting services performed.

         The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly on the first business day of the subsequent quarter. As of December 31, 1999, dividends of $1,860 were payable on January 3, 2000. The Series C Preferred Stock issued in January 1999 pays cumulative dividends at a rate of 5% per annum payable quarterly on the last day of the quarter.

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


ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data of the Company for the five years ended December 31, 1999 (not covered by the auditors' report), should be read in conjunction with the consolidated financial statements and related notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                            1999       1998        1997        1996        1995
                                         -----------------------------------------------------------
Statement of Operations Data: (000's)

NET SALES                                    18,921     $10,018     $16,547      $5,646      $9,905
NET INCOME ( LOSS) (1)                       (2,210)    (13,860)        763     (13,079)       (959)
INCOME (LOSS) PER COMMON SHARE                (0.09)      (0.48)       0.03       (0.47)      (0.04)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING-DILUTED       28,853      28,679      29,982      27,615      25,487

BALANCE SHEET DATA: (000'S)

WORKING CAPITAL (DEFICIENCY)                 $3,441     ($1,401)     $5,140        $720     ($1,968)
TOTAL ASSETS                                 12,988      11,880      15,002       9,980       7,687
LONG-TERM DEBT                               10,000      10,000          --          --          --
STOCKHOLDERS' EQUITY (DEFICIENCY)              (274)     (4,333)      8,814       4,673       1,556

(1) 1999, 1998, 1997, 1996 and 1995 net income (loss) includes approximately $463,000, $73,000, $7.0 million, $2.0 million and $8.1 million, respectively, of license fee income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

         The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; and (v) the timely completion of studies and approvals by the FDA and other regulatory agencies. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased from approximately $315,000 at December 31, 1998 to approximately $1,982,000 at December 31, 1999. The Company received approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock. Offsetting this was the approximately $4.1 million of cash used in operating activities.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP market Crinone. On July 2, 1999 AHP assigned this license and supply agreement to Ares-Serono ("Serono"), a swiss pharmaceutical company. Under the terms of the agreement, as of February 28, 2000, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplied Crinone at a price equal to 30% of AHP's net selling price. Serono paid $68 million to AHP for the rights to Crinone and assumed AHP's financial obligations to the Company.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 1999, the Company has paid approximately $1.6 million in royalty payments.

          As of December 31, 1999, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.9 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $8.2 million on research and development in 2000 and an additional $200,000 on property and equipment.

          As of December 31, 1999, the Company had available net operating loss carryforwards of approximately $45 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 1999 and 1998, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $17 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

         In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock. ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share and
(ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

         Subsequent to year-end, the Company has received approximately $4.7 million from the exercise of outstanding options and warrants. The Company anticipates that cash generated from operations, together with the proceeds from the exercise of options and warrants will be sufficient to meet its working capital requirements for 2000.

         In October 1999, the Company engaged an investment banking firm to act as its exclusive advisor in a planned divestiture of certain of the Company's over-the-counter products. Subsequent to year-end, the Company has received a letter of intent from a prospective party who is in the process of completing due diligence procedures. The terms of the agreement are being negotiated.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 VERSUS DECEMBER 31, 1998 VERSUS DECEMBER 31, 1997

          Net sales increased by approximately 89% in 1999 to approximately $18.9 million as compared to $10.0 million in 1998 and $16.5 million in 1997. Sales of Crinone accounted for approximately $10.6 million of net sales in 1999 as compared to approximately $2.5 million and $11.2 million in 1998 and 1997, respectively. AHP, the Company's former licensee for Crinone, had purchased large initial quantities of Crinone from the Company in 1997 and used this inventory to fulfill most of their 1998 Crinone requirements. The approximately $8.9 million increase in 1999 over 1998 was attributable to the replenishment of inventory utilized in 1998 and increased usage by consumers. Sales of Replens were approximately $4.5 million, $4.2 million and $1.6 million in 1999, 1998 and 1997, respectively. The increase in 1998 reflects the reacquisition of the product by the Company from the Warner-Lambert Company in April 1998. As a result of the reacquisition, the Company sells Replens directly to chain drugstores, food stores and mass merchandisers at wholesale prices instead of to Warner-Lambert at contract manufacturing prices which are much lower than wholesale prices.

          Gross profit as a percentage of sales increased in 1999 to approximately 70% as compared to approximately 43% in 1998 and approximately 60% in 1997. The increase in Crinone sales, with its approximately 80% gross profit, accounts for almost all of the increase in 1999

          Selling and distribution expenses were approximately $3.9 million, $4.1 million and $2.9 million in 1999, 1998 and 1997, respectively. Selling and distribution expenses increased by approximately 41% in 1998 compared to 1997. Contributing to the approximately $1.2 million increase were additional expenses related to the reacquisition of Replens and the marketing of the product such as: amortization of the Replens trademark $230,000; media advertising $464,000; advertising billbacks $209,000; and broker commissions $133,000.

          General and administrative expenses decreased approximately $1.2 million or 21% to approximately $4.6 million in 1999 from approximately $5.8 million in 1998. The decrease was principally the result of an approximately $249,000 reduction in salaries, an approximately $490,000 reduction in professional services, including investor relations, and an approximately $227,000 reduction in legal expenses related to dissident shareholder activities. General and administrative expenses increased by 46% to $5.8 million in 1998 from $4.0 million in 1997. The principal reasons for the $1.8 million increase were an increase in legal expense from $707,000 in 1997 to $1,793,000 in 1998 and an increase in investor/public relations expenses from $543,000 in 1997 to $966,000 in 1998. The increase in legal fees reflected additional attorney charges related to litigation and dissident shareholder activities. The increase in investor/public relation expenses reflected work done in 1998 on Crinone media promotion and investor relations work performed in Europe. The European investor relations expense included $264,000 which represented the value of warrants granted to non-employees. Other increases in 1998 general and administrative expenses included $135,000 for salaries and benefits and $84,000 for insurance

          Research and development decreased in 1999 to approximately $6.7 million as compared to approximately $7.8 million in 1998. The $1.1 million decrease was primarily the result of a $125,000 reimbursement of expenses incurred in 1998 negotiated and received in 1999 and an approximately $742,000 reduction in Crinone studies and other research and development costs. Research and development expenditures decreased in 1998 to $7.8 million as compared to $9.1 million in 1997 as the number of Crinone studies continued to decline.

          License fees in 1999 of $462,500, net of expenses totaling $137,500, represent payments received in connection with the licensing agreement with Mipharm SpA entered into in March 1999. License fees in 1998 were $73,088. License fees in 1997 were $7.0 million representing milestone payments received in connection with the licensing agreement with AHP.

          Interest income in 1999 was $134,795. Interest income in 1998 was $141,564 as compared to $70,664 in 1997. The increase resulted from interest earned on the money received from the issuance of a $10 million note issued to SBC Warburg Dillon Read in March 1998, after paying $4.6 million to reacquire the rights to the product Replens in April 1998.

          Interest expense amounted to $755,352, $599,773 and $24,186 in 1999, 1998 and 1997, respectively. Interest expense is primarily from interest on the $10 million note issued in March 1998 which bears an interest rate of 7.125%.

          As a result, the net loss for 1999 was $2,210,208 or $.09 per share as compared to a net loss of $13,859,734 or $0.48 per share in 1998 and net income of $762,906 or $0.03 per share in 1997.


IMPACT OF THE YEAR 2000

          Since January 1, 2000, the Company has not had any Year 2000-related problems associated with its internal systems or software, and is not aware of any Year 2000-related problems associated with the systems or software of its vendors, distributors or suppliers. Although the Company expects most material Year 2000 compliance problems to have arisen or occurred on or after January 1, 2000, there can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operations or cash flows. It is possible that future Year 2000-related problems will arise after January 1, 2000.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements of the Company are annexed to this report on pages F-1 through F-21. An index to the financial statements appears on page F-1. The financial statement schedules are also annexed to this report on pages S-1 through S-4. An index to the financial statement schedules appears on page S-1.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company as of February 29, 2000 are as follows:

         NAME                      AGE                          POSITION
William J. Bologna                 57                      Chairman of the Board and Chief Executive Officer

James J. Apostolakis               57                      Vice Chairman of the Board and President

David L. Weinberg                  54                      Vice   President--Finance   and  Administration,   Chief
                                                           Financial Officer, Secretary and Treasurer

Dominique de Ziegler, M.D.         52                      Vice President--Pharmaceutical Development and
                                                           Director

Howard L. Levine, Pharm. D.        45                      Vice President--Research and Development

Annick Blondeau, Ph.D.             54                      Vice President--Regulatory Affairs

Jean Carvais, M.D.                 72                      Director

Norman M. Meier                    60                      Director

Denis M. O'Donnell, M.D.           46                      Director

Selwyn P. Oskowitz, M.D.           53                      Director

Robert C.  Strauss                 58                      Director

         WILLIAM J. BOLOGNA has been a director of the Company since inception, Chairman of the Company's Board of Directors since January 1992 and Chief Executive Officer since January 2000. From December 1988 to January 1992, Mr. Bologna served as Vice Chairman of the Company's Board of Directors. In addition, from 1980 to 1991, he was Chairman of Bologna & Hackett ("B&H"), an advertising agency specializing in pharmaceutical products which has in the past performed services for various international pharmaceutical companies. B&H ceased operations in May 1991. Prior to 1980, Mr. Bologna was employed by William Douglas McAdams, Inc., a company engaged in the marketing of pharmaceuticals, in a variety of positions, including Senior Vice President. In 1965, Mr. Bologna received his B.S. in Pharmacy from Fordham University. He received an MBA in Finance from Fordham University in 1971.

         JAMES J. APOSTOLAKIS has been a director and Vice Chairman of the Company's Board of Directors since January 1999 and President since January 2000. Mr. Apostolakis has been a Managing Director at Poseidon Capital Corporation, an investment banking firm, since February of 1998. Mr. Apostolakis has also served as President of Lexington Shipping & Trading Corporation, a company engaged in shipping operations, since 1973. From 1989 until 1992, Mr. Apostolakis served as a director on the Board of Directors of Grow Group, a paint and specialty chemicals company. From 1982 to 1988, he served as a director for Macmillan, Inc., a publishing and information services company. Mr. Apostolakis received an A.B. in Economics from the University of Pennsylvania in 1962 and an LL.B from Harvard University Law School in 1965.

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

         JEAN CARVAIS, M.D. has been a director of the Company since October 1996. Since 1984, Dr. Carvais has been an independent consultant in the pharmaceutical industry. Prior to that time, Dr. Carvais was President of The Research Institute of Roger Bellon, S.A., now a division of Rhone-Poulenc Rorer. As such, he was involved in the development of a line of anti-cancer drugs, including Bleomycin and Adriamycin, as well as a new line of antibiotics and quinolones. Following the acquisition of Roger Bellon, S.A., Dr. Carvais became a member of Rhone-Poulenc's central research committee which directs the company's worldwide research and development activities.

         NORMAN M. MEIER has been a director of the Company since inception and served as President and Chief Executive Officer from inception until January 2000. Beginning in January 2000, Mr. Meier will serve in a non-executive position as Chairman Emeritus. From 1971 to 1977, Mr. Meier was Vice President of Sales and Marketing for Key Pharmaceuticals, Inc., a company which had been engaged in the marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation in June 1986. From 1977 until June 1986, Mr. Meier served as a consultant to Key Pharmaceuticals, Inc. In 1960, Mr. Meier received his B.S. in Pharmacy from Columbia University. He received his M.S. in Pharmacy Administration from Long Island University in 1964. Mr. Meier is also a director of Universal Heights, Inc.

         DENIS M. O'DONNELL, M.D. has been a director of the Company since January 1999. Dr. O'Donnell has been a Managing Director at Seaside Advisors LLC, a small cap investment fund, since 1997. From 1995 to 1997, Dr. O'Donnell served as President of Novavax, Inc., a pharmaceutical and drug delivery company. From 1991 to 1995, he was Vice President of IGI, Inc., a company engaged in the marketing of human and animal pharmaceuticals. Currently, Dr. O'Donnell served on the Board of Directors and the audit committees of both Novavax, Inc. and ELXSI, Inc., a restaurant and water inspection services company, and also serves on the Board of Directors of Ampersand Medical Corporation, a medical diagnostics company.

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

         ROBERT C. STRAUSS has been a director of the Company since January 1997. Since December 1997, Mr. Strauss has been the President & Chief Executive Officer of Noven Pharmaceuticals, Inc. Prior to joining Noven, Strauss was President, Chief Executive Officer and Chairman of the Board of Cordis Corporation. In the past he has held senior positions at Ivax Corporation, Touche-Ross & Company and Food Fair, Inc. Mr. Strauss received undergraduate and graduate degrees in physics and serves on the Board of Trustees for the University of Miami. Mr. Strauss holds a position on the Board of Directors of several companies including Procarda Corporation and Eclipse Surgical Corporation. Mr. Strauss also devotes his time to many civic duties, namely, the United Way of Miami-Dade County.

         During 1999, all filings of Forms 3, 4 and 5 were made on a timely basis.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board, except for the receipt of stock options and the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Board of Directors has four standing committees, the Audit Committee, the Compensation/Stock Option Committee, the Finance Committee and Scientific Advisory Committee.

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

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION     LONG-TERM COMPENSATION
                                          -------------------     ----------------------
                                                                         SECURITIES
                                                                         UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR             SALARY                    OPTIONS
---------------------------   ----             ------                    -------
Norman M. Meier (1)           1999           $350,000                     20,000
President and Chief           1998            400,000                    250,000
Executive Officer             1997            301,000                    250,000

William J. Bologna            1999            350,000                     20,000
Chairman of the Board         1998            400,000                    250,000
                              1997            294,000                    250,000

Dominique de Ziegler          1999            221,800                     25,000
Vice President-               1998            221,800                     25,000
 Pharmaceutical               1997            221,800                     25,000
 Development

Howard L. Levine (2)          1999            250,000                     60,000
Vice President-               1998            279,198                     50,000
Research and Development      1997             82,500                       -

David L. Weinberg             1999            189,000                     25,000
Vice President-Finance        1998            182,000                     50,000
and Administration,           1997             51,000                     25,000
Chief Financial Officer,
Secretary and Tresurer

(1) Norman M. Meier served as President and Chief Executive Officer until January 2000.

(2) Howard L. Levine was elected Vice President - Research and Development on September 29, 1997.

(3) David L. Weinberg was elected Vice President-Finance and Administration, Chief Financial Officer, Secretary and Treasurer on September 29, 1997.

                            OPTION GRANTS DURING 1999

                         Number of      % of total
                         Securities     Options                                              Grant
                         Underlying     Granted to          Exercise                         Date
                         Options        Employees           Price           Expiration       Present
Name                     Granted        in 1999             ($/Share)       Date             Value (1)
----                     -------        -------             ---------       ----             ---------
Norman M. Meier          10,000           2.4%               $5.75        3/24/09            $33,716
                         10,000           2.4%                8.25         6/2/09             48,375

William J. Bologna       10,000           2.4%                5.75        3/24/09             33,716
                         10,000           2.4%                8.25         6/2/09             48,375

Dominique de Ziegler     15,000           3.6%                5.75        3/24/09             50,574
                         10,000           2.4%                8.25         6/2/09             48,375

Howard L. Levine         50,000          12.0%                5.75        3/24/09            168,580
                         10,000           2.4%                8.25         6/2/09             48,375

David L. Weinberg        15,000           3.6%                5.75        3/24/09             50,574
                         10,000           2.4%                8.25         6/2/09             48,375


(1) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of three years, (iii) an interest rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the expected option term,
     (iv) volatility of 86.7% calculated using daily stock prices for the one-year period ending on December 31, 1999 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

    AGGREGATED OPTION EXERCISES DURING 1999 AND FISCAL YEAR END OPTION VALUES

                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised              In-the-Money
                                                             Options at                     Options at
                    Shares Acquired        Value          December 31, 1999              December 31, 1999
Name                  On Exercise        Realized     Exercisable Unexercisable      Exercisable Unexercisable
----                  -----------        --------     ----------- ---------------    ----------- -------------
Norman M. Meier            --               $-          1,122,250       80,000        $1,527,900   $   17,500

William J. Bologna         --               --          1,118,750       80,000         1,513,900       17,500

Dominique de Ziegler       --               --            145,000       25,000           119,250       26,250

Howard L. Levine           --               --            250,000       60,000              --         87,500

David L. Weinberg          --               --             75,000       25,000              --         26,250

EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into five-year employment agreements with each of William J. Bologna and Norman M. Meier, to serve as Chairman and President of the Company, respectively. Pursuant to their respective employment agreements, each such employee is entitled to a base salary of $250,000. In addition, each such employee was granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $7.25. Pursuant to the terms of such agreements, each employee has agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. The employment agreements were amended effective September 15, 1997 to increase the base salary to $400,000. Messrs. Bologna and Meier agreed to a voluntary 25% reduction in base salary for the six month period ending June 30, 1999. Effective January 1, 2000, Mr. Bologna's employment agreement was amended. Under the terms of the amendment, the term of Mr. Bologna's agreement was extended by one year. In January 2000, Mr. Meier's employment agreement was amended. Under the terms of the amendment, Mr. Meier will be employed by the Company for two years beginning January 1, 2000 in a non-executive position with the title, Chairman Emeritus, at a salary of $200,000 per year.

         In January 2000, the Company entered into a two-year employment agreement with James J. Apostolakis to serve as Vice Chairman and President of the Company. Pursuant to his employment agreement, Mr. Apostolakis is entitled to a base salary of $200,000 per year.

         In July 1995, the Company entered into a three-year employment agreement with Dominique de Ziegler, to serve as Director of Research Development. Pursuant to this agreement, Dr. de Ziegler was paid an annual salary of $203,500. As additional compensation, Dr. de Ziegler was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise prices of $7.25 per share. Pursuant to the terms of such agreement, Dr. de Ziegler agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. Dr. de Ziegler's contract expired in July 1998. For the calendar years

1997, 1998 and 1999, Dr. de Ziegler's salary was increased to $221,800. On December 30, 1999, the Company entered into a one-year employment agreement with Dr. de Ziegler to serve as Director of Research and Development. Pursuant to this agreement, Dr. de Ziegler will receive an annual salary of $210,000 plus a housing allowance of approximately $36,000.

         The exercise price of all of the options granted pursuant to the aforementioned employment agreements are based on the closing price of the Company's Common Stock on the American Stock Exchange on the day of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 29, 2000, directors and named executive officers, individually and as a group, beneficially owned Common Stock as follows:

             Name of                             Shares, Nature of Interest
         Beneficial Owner                 and Percentage of Equity Securities(1)
         -----------------                -------------------------------------
Norman M. Meier (2)                             1,927,850               6.3%
William J. Bologna (3)                          3,025,290               9.9%
James J. Apostolakis (4)                        1,307,078               4.4%
David L. Weinberg (5)                              94,000                *
Dominique de Ziegler (5)                          160,000                *
Annick Blondeau (5)                               135,000                * %
Howard L. Levine (5)                              300,000               1.0%
Jean Carvais (5)                                   34,000                *
Denis M. O'Donnell                                 11,000                *
Selwyn P. Oskowitz                                 10,000                *
Robert C. Strauss (5)                              38,000                *
The James J. Apostolakis Group (6)              1,524,900               5.2%
   c/o Lexington Shipping and Trading Corp.
   950 Third Avenue, 27th Floor
   New York, New York 10022
The David M. Knott Group (7)                    1,397,828               4.8%
   485 Underhill Boulevard, Ste. 205
   Syosset, New York 11791-3419
Anthony R. Campbell (8)                         1,412,600               4.8%
   c/o TC Management
   237 Park Avenue, Suite 800
   New York, New York
Officers and directors as a group (11 people)   7,042,218              21.4%

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

(2) Includes 1,162,250 shares issuable upon exercise of options and warrants, which are currently exercisable or which may be acquired within 60 days.

(3) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock and 71,428 shares issuable upon conversion of 250 shares of Series C Preferred Stock. Includes 1,158,750 shares issuable upon exercise of options and warrants, which are currently exercisable or which may be acquired within 60 days. Includes 198,062 shares beneficially owned by Mr. Bologna's spouse.

(4) Includes 71,428 shares issuable upon conversion of 250 shares of Series C Preferred Stock. Includes 293,750 shares issuable upon exercise of warrants which are currently exercisable or which may be acquired within 60 days.

(5) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 90,000 shares with respect to Mr. Weinberg, 160,000 shares with respect to Dr. de

         Ziegler, 135,000 shares with respect to Dr. Blondeau, 300,000 shares with respect to Dr. Levine, 34,000 shares with respect to Dr. Carvais, 11,000 shares with respect to Dr. O'Donnell, 10,000 shares with respect to Dr. Oskowitz and 37,000 shares with respect to Mr. Strauss.

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

As of February 29, 2000, the Company knows of no persons other than shown above who beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1993, the Company loaned Messrs. Meier and Bologna, $80,000 and $110,350, respectively. The notes, which bear interest at 10% per annum and are unsecured but with full recourse, were due on or before December 7, 1996. The due dates of these notes have subsequently been extended through December 7, 1999. At December 31, 1999, the balances including interest remain outstanding and total $128,667 and $178,017, respectively. At March 29, 2000 the above notes remain outstanding.

         In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Messrs. Meier and Bologna for $350,000 and $250,000, respectively. The notes bear interest at 5% per annum and were due on July 28, 1999. Mr. Meier's note was paid in December 1999 with interest through the date of payment and Mr. Bologna's note was paid in January 2000 with interest through the date of payment.

         On January 28, 1999 and September 23, 1999, the Company granted to James Apostolakis, warrants to purchase up to an aggregate of 100,000 and 75,000 shares, respectively, of common stock at an exercise price of $4.8125 and $7.50, respectively, per share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

EXHIBITS
3.1      --       Restated Certificate of Incorporation of the Company, as
                  amended (1/)

3.2      --       Amended and Restated By-laws of Company (10/)

4.1      --       Certificate of Designations, Preferences and Rights of Series
                  C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (10/)

4.2      --       Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (10/)

4.3      --       Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.
                  (10/)

4.4      --       Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P. (10/)

4.5      --       Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (10/)

4.6      --       Form of Warrant to Purchase Common Stock (10/)

4.7      --       Warrant to Purchase Common Stock granted to James J.
                  Apostolakis on September 23, 1999

10.1     --       Employment Agreement dated as of January 1, 1996, between the
                  Company and Norman M. Meier (6/)

10.2     --       Employment Agreement dated as of January 1, 1996, between the
                  Company and William J. Bologna (6/)

10.3     --       1988 Stock Option Plan, as amended, of the Company (4/)

10.4     --       1996 Long-term Performance Plan (7/)

10.5     --       License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 1991 (3/)

10.6     --       Asset Purchase, License and Option Agreement, dated November
                  22, 1989 (1/)

10.7     --       Employment Agreement dated as of April 15, 1997, between the
                  Company and Nicholas A. Buoniconti (8/)

10.8     --       License and Supply Agreement for Crinone between Columbia
                  Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 1995 (5/)

10.9     --       Addendum to Employment Agreement dated as of September 1,
                  1997, between the Company and Norman M. Meier (8/)

10.10    --       Addendum to Employment Agreement dated as of September 1,
                  1997, between the Company and William J. Bologna (8/)

10.11    --       Addendum to Employment Agreement dated as of September 1,
                  1997, between the Company and Nicholas A. Buoniconti (8/)

10.12    --       Convertible Note Purchase Agreement, 7 1/8% Convertible
                  Subordinated Note due March 15, 2005 and Registration Rights
                  Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read Inc. (9/)

10.13    --       Termination Agreement dated as of April 1, 1998 between the
                  Company and the Warner-Lambert Company (9/)

10.14    --       Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti. (10/)

10.15    --       Agreement dated as of December 14, 1998, by and among Columbia
                  Laboratories, Inc., William J. Bologna, Norman M. Meier, James
                  J. Apostolakis, David Ray, Bernard Marden, Anthony R.
                  Campbell, David M. Knott and Knott Partners, L.P. (10/)

10.16    --       License and Supply Agreement for Crinone between Columbia
                  Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999

10.17    --       Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier

10.18    --       Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna

10.19    --       Employment Agreement dated as of January 1, 2000 between the
                  Company and James J. Apostolakis

10.20    --       Employment Agreement dated December 30, 1999 between the
                  Company and Dominique de Ziegler

10.21    --       Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer
                  Products, Inc.

21       --       Subsidiaries of the Company

27       --       Financial Data Schedule


1/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/ Incorporated by reference to the Registrant's Proxy Statement dated August 26, 1996.

8/ Incorporated by reference to the Registrants Annual Report on Form 10-K for the year ended December 31, 1997.

9/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/ Incorporated by referenced to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

REPORTS ON FORM 8-K

         On November 3, 1999, the Company filed a Form 8-K in which it exhibited its bi-monthly stockholders newsletter.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               COLUMBIA LABORATORIES, INC.

Date:  March 29, 2000                          By: /s/ David L. Weinberg
      ----------------------------                ------------------------------

                                               David L. Weinberg, Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 /s/ William J. Bologna                     Chairman of the Board of Directors          March 29, 2000
--------------------------                  and Chief Executive Officer
William J. Bologna

 /s/ James J. Apostolakis                   Vice Chairman of the Board of Directors     March 29, 2000
--------------------------                  and President
James J. Apostolakis

 /s/ David L. Weinberg                      Vice President-Finance and                  March 29, 2000
--------------------------                  Administration, Chief Financial
David L. Weinberg                           Officer, Treasurer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

 /s/ Dominique de Ziegler                   Vice President - Pharmaceutical             March 29, 2000
--------------------------                  Development and Director
Dominique de Ziegler

 /s/ Jean Carvais                           Director                                    March 29, 2000
--------------------------
Jean Carvais

/s/ Norman M. Meier                         Director                                    March 29, 2000
--------------------------
Norman M. Meier

 /s/ Denis M. O'Donnell                     Director                                    March 29, 2000
--------------------------
Denis M. O'Donnell

 /s/ Selwyn P. Oskowitz                     Director                                    March 29, 2000
--------------------------
Selwyn P. Oskowitz

 /s/ Robert C. Strauss                      Director                                    March 29, 2000
--------------------------
Robert C. Strauss

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants                          F-2


Report of Independent Certified Public Accountants                          F-3


Consolidated Balance Sheets
  As of December 31, 1999 and 1998                                          F-4


Consolidated Statements of Operations
  for the Three Years Ended December 31, 1999                               F-6


Consolidated Statements of Comprehensive Operations
  for the Three Years Ended December 31, 1999                               F-7


Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Three Years Ended December 31, 1999                               F-8


Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 1999                               F-10


Notes to Consolidated Financial Statements                                  F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 18, 2000, except for the first
paragraph under the caption "Legal
Proceedings" in Note 6 as to which
the date is March 16, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Columbia Laboratories, Inc. and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Miami, Florida,
  February 13, 1998.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                 1999                      1998
                                                            ----------------          ---------------
CURRENT ASSETS:
  Cash and cash equivalents, of which $135,399  is
     interest-bearing as of December 31, 1999                   $ 1,982,085                 $ 315,288
  Accounts receivable, net of allowance
    for doubtful accounts of  $119,829
    and $229,829 in 1999 and 1998, respectively                   1,835,086                 1,323,271
  Inventories                                                     1,848,816                 2,411,434
  Prepaid expenses                                                  468,948                   472,538
  Other current assets                                              568,259                  288,639
                                                            ----------------          ---------------
    Total current assets                                          6,703,194                4,811,170
                                                            ----------------          ---------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                            164,766                   186,905
  Machinery and equipment                                         2,160,288                 2,159,970
  Furniture and fixtures                                            178,297                   193,092
                                                            ----------------          ---------------
                                                                  2,503,351                 2,539,967
  Less-accumulated depreciation and amortization                 (1,494,798)              (1,166,516)
                                                            ----------------          ---------------
                                                                  1,008,553                 1,373,451
                                                            ----------------          ---------------

INTANGIBLE ASSETS, net                                            4,860,212                 5,283,277

OTHER ASSETS                                                        415,654                   411,648
                                                            ----------------          ---------------
TOTAL ASSETS                                                   $ 12,987,613               $11,879,546
                                                            ================          ===============

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                                   (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        1999             1998
                                                                    -------------    -------------
CURRENT LIABILITIES:

  Accounts payable                                                  $   2,089,260    $   4,153,151
  Accrued expenses                                                      1,072,567        1,480,839
  Deferred revenue                                                        100,000          578,150
                                                                    -------------    -------------
      Total current liabilities                                         3,261,827        6,212,140
                                                                    -------------    -------------

CONVERTIBLE SUBORDINATED NOTE PAYABLE                                  10,000,000       10,000,000
                                                                    -------------    -------------
TOTAL LIABILITIES                                                      13,261,827       16,212,140
                                                                    -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 1,000,000 shares authorized:
     Series A Convertible Preferred Stock,
      923 shares issued and outstanding in 1999 and 1998
      (liquidation preference of $92,300 at  December 31, 1999)                 9                9
     Series B Convertible Preferred Stock,
      1,630 shares issued and outstanding in 1999 and 1998
      (liquidation preference of $163,000 at  December 31, 1999)               16               16
     Series C Convertible Preferred Stock,
      5,260 shares issued and outstanding in 1999
      (liquidation preference of $5,610,000 at December 31, 1999)              53             --
  Common stock, $.01 par value; 40,000,000
    shares authorized; 29,124,686 and 28,684,687
    shares issued and outstanding in 1999 and 1998, respectively          291,246          286,846
  Capital in excess of par value                                       99,575,803       93,221,998
  Accumulated deficit                                                (100,198,848)     (97,988,640)
  Accumulated other comprehensive income                                   57,507          147,177
                                                                    -------------    -------------
    Total stockholders' equity (deficiency)                              (274,214)      (4,332,594)
                                                                    -------------    -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $  12,987,613    $  11,879,546
                                                                    =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                      1999            1998            1997
                                                  ------------    ------------    ------------
NET SALES                                         $ 18,921,074    $ 10,017,644    $ 16,547,411

COST OF GOODS SOLD                                   5,655,350       5,707,814       6,630,820
                                                  ------------    ------------    ------------
    Gross profit                                    13,265,724       4,309,830       9,916,591
                                                  ------------    ------------    ------------

OPERATING EXPENSES:
  Selling and distribution                           3,938,756       4,099,446       2,908,504
  General and administrative                         4,575,702       5,785,895       3,972,077
  Research and development                           6,652,096       7,821,642       9,135,573
                                                  ------------    ------------    ------------
    Total operating expenses                        15,166,554      17,706,983      16,016,154
                                                  ------------    ------------    ------------

    Loss from operations                            (1,900,830)    (13,397,153)     (6,099,563)
                                                  ------------    ------------    ------------


OTHER INCOME (EXPENSE):
  License fees, net of expenses                        462,500          73,088       7,038,853
  Interest income                                      134,795         141,564          70,664
  Interest expense                                    (755,352)       (599,773)        (24,186)
  Other, net                                           (82,321)        (77,460)       (137,862)
                                                  ------------    ------------    ------------
                                                      (240,378)       (462,581)      6,947,469
                                                  ------------    ------------    ------------

Income (loss) before income taxes                   (2,141,208)    (13,859,734)        847,906
Provision for income taxes                              69,000            --            85,000
                                                  ------------    ------------    ------------

    Net income (loss)                             $ (2,210,208)   $(13,859,734)   $    762,906
                                                  ============    ============    ============


INCOME (LOSS) PER COMMON
 SHARE - BASIC AND DILUTED                        $      (0.09)   $      (0.48)   $       0.03
                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
      BASIC                                         28,853,000      28,679,000      28,350,000
                                                  ============    ============    ============
      DILUTED                                       28,853,000      28,679,000      29,982,000
                                                  ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                   1999            1998            1997
                                               ------------    ------------    ------------
NET INCOME (LOSS)                              $ (2,210,208)   $(13,859,734)   $    762,906

Other comprehensive income (loss):
    Foreign currency translation, net of tax         89,670         (79,000)        (38,557)
                                               ------------    ------------    ------------

Comprehensive income (loss)                    $ (2,120,538)   $(13,938,734)   $    724,349
                                               ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                            Series A Convertible   Series B Convertible  Series C Convertible
                               Preferred Stock       Preferred Stock        Preferred Stock          Common Stock
                             --------------------  --------------------- ---------------------  -----------------------
                             Number of              Number of             Number of             Number of
                               Shares     Amount     Shares     Amount      Shares     Amount     Shares       Amount
                             ----------- ---------  ---------- ---------- ----------- --------- ----------- -------------
Balance, January 1, 1997          1,323       $13       1,630        $16      -          -      28,071,596      $280,716
Options exercised                -          -           -          -          -          -         366,500         3,665
Warrants exercised               -          -           -          -          -          -         180,147         1,801
Conversion of preferred stock      (400)       (4)      -          -          -          -           4,944            49
Dividends on preferred stock     -          -           -          -          -          -          -            -
Fair market value of warrants
  granted to non-employees       -          -           -          -          -          -          -            -
Fair market value of options
  granted to non-employees       -          -           -          -          -          -          -            -
Translation adjustment           -          -           -          -          -          -          -            -
Net income                       -          -           -          -          -          -          -            -
                             ----------- ---------  ---------- ---------- ----------- --------- ----------- -------------
Balance, December 31, 1997          923         9       1,630         16      -          -      28,623,187       286,231
Options exercised                -          -           -          -          -          -          31,500           315
Warrants exercised               -          -           -          -          -          -          30,000           300
Dividends on preferred stock     -          -           -          -          -          -          -            -
Fair market value of warrants
  granted to non-employees       -          -           -          -          -          -          -            -
Fair market value of options
  granted to non-employees       -          -           -          -          -          -          -            -
Translation adjustment           -          -           -          -          -          -          -            -
Net loss                         -          -           -          -          -          -          -            -
                             ----------- ---------  ---------- ---------- ----------- --------- ----------- -------------
Balance, December 31, 1998          923         9       1,630         16      -          -      28,684,687       286,846




                               Capital in                      Accumulated Other
                               Excess of       Accumulated       Comprehensive
                               Par Value         Deficit         Income (Loss)      Total
                              ------------- ------------------ -----------------  ----------
Balance, January 1, 1997      $89,254,885    ($84,891,812)        $29,620         $4,673,438
Options exercised               2,161,804           -                -             2,165,469
Warrants exercised                860,095           -                -               861,896
Conversion of preferred stock         (45)          -                -                  -
Dividends on preferred stock       (8,088)          -                -                (8,088)
Fair market value of warrants
  granted to non-employees        269,264           -                -               269,264
Fair market value of options
  granted to non-employees         50,123           -                -                50,123
Translation adjustment               -              -              38,557             38,557
Net income                           -            762,906            -               762,906
                              ------------- ------------------ -----------      -------------
Balance, December 31, 1997     92,588,038     (84,128,906)         68,177          8,813,565
Options exercised                 209,623           -                -               209,938
Warrants exercised                145,950           -                -               146,250
Dividends on preferred stock       (6,714)          -                -                (6,714)
Fair market value of warrants
  granted to non-employees         39,696           -                -                39,696
Fair market value of options
  granted to non-employees        245,405           -                -               245,405
Translation adjustment               -              -              79,000             79,000
Net loss                             -         (13,859,734)          -           (13,859,734)
                              ------------- ------------------ -----------      --------------
Balance, December 31, 1998     93,221,998      (97,988,640)       147,177         (4,332,594)



                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                           Series A Convertible   Series B Convertible   Series C Convertible
                             Preferred Stock        Preferred Stock         Preferred Stock         Common Stock
                           --------------------  ---------------------  ---------------------  ------------------------
                           Number of             Number of              Number of              Number of
                             Shares     Amount     Shares     Amount      Shares     Amount      Shares      Amount
                           ----------- --------- ----------- ---------- ----------- ---------  ----------- ------------
Balance, December 31, 1998        923        $9       1,630        $16      -          -       28,684,687     $286,846
Issuance of preferred stock    -          -          -           -           6,660       $67       -            -
Options exercised              -          -          -           -          -          -            5,000           50
Warrants exercised             -          -          -           -          -          -           35,000          350
Dividends on preferred stock   -          -          -           -          -          -           -            -
Fair market value of warrants
  granted to non-employees     -          -          -           -          -          -           -            -
Fair market value of options
  granted to non-employees     -          -          -           -          -          -           -            -
Translation adjustment         -          -          -           -          -          -           -            -
Conversion of preferred stock  -          -          -           -          (1,400)      (14)     399,999        4,000
Net loss                       -          -          -           -          -          -           -            -
                           ----------- --------- ----------- ---------- ----------- ---------  ----------- ------------
Balance, December 31, 1999        923        $9       1,630        $16       5,260       $53   29,124,686     $291,246
                           =========== ========= =========== ========== =========== =========  =========== ============



                                 Capital in                 Accumulated Other
                                  Excess of   Accumulated    Comprehensive
                                  Par Value     Deficit      Income (Loss)      Total
                                 ------------ ------------- ---------------- ------------
Balance, December 31, 1998       $93,221,998  ($97,988,640)        $147,177  ($4,332,594)
Issuance of preferred stock        6,373,277       -               -           6,373,344
Options exercised                     26,825       -               -              26,875
Warrants exercised                   122,150       -               -             122,500
Dividends on preferred stock        (287,994)      -               -            (287,994)
Fair market value of warrants
  granted to non-employees           112,172       -               -             112,172
Fair market value of options
  granted to non-employees            11,361       -               -              11,361
Translation adjustment                -            -                (89,670)     (89,670)
Conversion of preferred stock         (3,986)      -               -              -
Net loss                              -         (2,210,208)        -          (2,210,208)
                                 ------------ ------------- ---------------- ------------
Balance, December 31, 1999       $99,575,803 ($100,198,848)        $ 57,507    ($274,214)
                                 ============ ============= ================ ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                    1999                    1998                    1997
                                                               ----------------       ------------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(2,210,208)            $(13,859,734)                $762,906
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
     Depreciation and amortization                                     968,845                   992,358                913,945
     Provision for (recovery of) doubtful accounts                   (110,000)                   97,553                 35,001
     Provision for (recovery of) returns and allowances                (4,335)                   61,020               -
     Write-down of inventories                                        -                       1,176,200                 -
     Issuance of warrants and options for consulting services          123,533                  285,101                 94,998
    Write-off of property and equipment                                 27,766                   52,111                  3,411

Changes in assets and liabilities-
    (Increase) decrease in:
      Accounts receivable                                            (397,480)                4,741,998            (4,818,322)
      Inventories                                                      562,618              (1,334,959)            (1,309,531)
      Prepaid expenses                                                   3,590                    5,319               (72,065)
      Other assets                                                   (283,626)                  269,668                 59,080

    Increase (decrease) in:
      Accounts payable                                             (1,942,234)                  320,288                 905,117
      Accrued expenses                                               (408,272)                  161,439                130,322
      Deferred revenue                                               (478,150)                (464,488)               (15,336)
                                                               ----------------       ------------------       ----------------
        Net cash used in operating activities                      (4,147,953)              (7,496,126)            (3,310,474)
                                                               ----------------       ------------------       ----------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                   (Continued)

                                                                         1999                1998                1997
                                                                    ----------------     --------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of product rights                                               -             $ (4,615,644)              -
  Purchase of property and equipment                                    $ (108,648)          (264,720)        $(1,011,987)
  Acquisition of licensing rights                                         (100,000)            -                  -
                                                                    ----------------     --------------     ---------------
    Net cash used in investing activities                                 (208,648)        (4,880,364)         (1,011,987)
                                                                    ----------------     --------------     ---------------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock                           6,373,344            -                  -
  Issuance of note payable                                                 -                10,000,000            -
  Dividends paid                                                          (409,651)            -                  -
  Proceeds from exercise of options and warrants                            149,375            356,188            3,027,365
                                                                    ----------------     --------------     ---------------
    Net cash provided by financing activities                             6,113,068         10,356,188            3,027,365
                                                                    ----------------     --------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (89,670)             79,000            (10,108)
                                                                    ----------------     --------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        1,666,797        (1,941,302)         (1,305,204)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                                         315,288           2,256,590           3,561,794
                                                                    ----------------     --------------     ---------------

CASH AND CASH EQUIVALENTS,
  End of year                                                            $ 1,982,085          $ 315,288         $ 2,256,590
                                                                    ================     ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                                                           $ 712,500           $ 367,357            $ 20,825
                                                                    ================     ==============     ===============

  Taxes paid                                                              $ 134,000          $ 110,255            $ 54,076
                                                                    ================     ==============     ===============

           The accompanying notes to consolidated financial statements are an integral part of these statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------

    Organization-
    ------------

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

    Principles of Consolidation-
    ---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Accounting Estimates-
    --------------------

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

    Foreign Currency-
    ----------------

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of stockholders' equity.

    Inventories-
    -----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                   December 31,
                             -------------------------------------------
                                  1999                        1998
                             ---------------             ---------------
Finished goods                   $1,029,574                  $1,550,917
Raw materials                       819,242                     860,517
                             ---------------             ---------------
                                 $1,848,816                  $2,411,434
                             ===============             ===============


   Property and Equipment-
   ----------------------

Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the life of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:
                                                               Years
                                                              -------
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

INTANGIBLE ASSETS-

Intangible assets consist of the following:
                                                        December 31,
                                            -----------------------------------
                                                 1999                1998
                                            ---------------     ---------------
        Patents                                 $2,600,000          $2,600,000
        Trademarks                               4,956,644           4,956,644
        Licensing rights                           100,000            -
                                            ---------------     ---------------
                                                 7,656,644           7,556,644
        Less accumulated amortization           (2,796,432)         (2,273,367)
                                            ---------------     ---------------
                                                $4,860,212          $5,283,277
                                            ===============     ===============

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years to fifteen years. Licensing rights are being amortized over a period of five years.

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

    Long-lived Assets-
    -----------------

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

    Income Taxes-
    ------------

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                      1999           1998            1997
                                   -----------    ------------    ------------
Federal income tax rate                 (34.0)%         (34.0)%         34.0%
Increase in valuation allowance          34.0            34.0             --
Utilization of net operating
   loss carryover                          --              --          (34.0)
U.S. Alternative Minimum Tax              3.2              --           10.0
                                   -----------    ------------    ------------
Effective income tax rate                 3.2%          0.0%           10.0%
                                   ===========    ============    ============

As of December 31, 1999, the Company has U.S. tax net operating loss carryforwards of approximately $45 million which expire through 2013. The Company also has unused tax credits of approximately $949,000 which expire at various dates through 2012. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. Accordingly, the Company recorded a $69,000 and an $85,000 alternative minimum tax provision for U.S. Federal taxes in 1999 and 1997, respectively.

As of December 31, 1999 and 1998, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $17 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.




   Revenue Recognition-
   -------------------

Sales are recorded as products are shipped and services are rendered. Royalties and additional monies owed to the Company based on the strategic alliance partners sales are recorded as revenue as sales are made by the strategic alliance partners.

    License Fees-
    ------------

License fees are recognized as other income when the Company has no further obligations with respect to the payments and thus, the earnings process is complete.

    Advertising Expense-
    -------------------

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $858,000 in 1999, $758,000 in 1998 and $460,000 in 1997.

   Research and Development Costs-
   ------------------------------

Company sponsored research and development costs related to future products are expensed as incurred. Costs related to research and development contracts are charged to cost of sales upon recognition of the related revenue.

    Income/Loss Per Share-
    ---------------------

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

    Statements of Cash Flows-
    ------------------------

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

    Stock-Based Compensation-
    ------------------------

Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosure of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the three years ended

December 31, 1999, the Company has recognized compensation costs under the provisions of APB No. 25, and has provided the expanded disclosure required by SFAS No. 123 (see Note 4).

   Recent Accounting Pronouncements:

         The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone. Under the terms of the agreement, the Company earned $7 million in milestone payments in 1997 and expects to receive additional milestone payments in the future. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company will supply Crinone to Ares-Serono under the same terms as in the agreement with AHP.

The Company has also entered into strategic alliance agreements for the marketing and distribution of Replens and Advantage-S with various pharmaceutical companies. Pursuant to these agreements, the Company has received advance payments, of which $100,000 and $578,150, respectively, are reflected as deferred revenue in the accompanying December 31, 1999 and 1998 consolidated balance sheets. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company has received $462,500, net of expenses, and expects to receive future milestone payments as products are made available by the Company.


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

In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Series C Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share and
(ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

     Warrants-
     --------

As of December 31, 1999, the Company had warrants outstanding for the purchase of 750,853 shares of Common Stock. Information on outstanding warrants is as follows:

                              Exercise
                               Price
                               -----
                              $ 3.50                     198,100
                                4.81                     225,000
                                5.00                     120,000
                                7.06                      12,500
                                7.50                      75,000
                               10.78                      60,253
                               16.00                      20,000
                               18.00                      20,000
                               20.00                      20,000
                                                      ----------
                                                         750,853
                                                      ==========

All the warrants are exercisable as of December 31, 1999.


     Stock Option Plan-
     -----------------

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

A summary of the status of the Company's two stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                               1999                         1998                        1997
                                    ---------------------------  ---------------------------  -------------------------
                                                    Weighted                     Weighted                   Weighted
                                                     Average                      Average                    Average
                                                    Exercise                     Exercise                   Exercise
                                        Shares        Price          Shares        Price         Shares       Price
                                    ---------------------------  ---------------------------  -------------------------
Outstanding at beginning of year         5,184,938       $9.13        4,557,274       $8.92      3,591,272       $6.25
Granted                                    512,500        5.97          904,000       11.52      1,332,500       14.72
Exercised                                   (5,000)       5.38          (31,500)       6.66       (366,498)       5.92
Forfeited                                  (21,000)      15.59         (244,836)      11.29        -            -
                                    ---------------              ---------------              -------------
Outstanding at end of year               5,671,438        8.83        5,184,938        9.13      4,557,274        8.92
                                    ===============              ===============              =============

Options exercisable at year end          5,038,938                    4,210,938                  2,984,774
                                    ===============              ===============              =============

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     Options Outstanding                                 Options Exercisable
                                ---------------------------------------------------------    -------------------------------------
                                                            Weighted
                                                             Average       Weighted                                      Weighted
         Range of                        Number             Remaining       Average                Number                Average
         Exercise                     Outstanding          Contractual     Exercise             Exercisable              Exercise
          Prices                  at December 31, 1999    Life (Years)       Price           at December 31, 1999          Price
----------------------------    ---------------------------------------------------------    -------------------------------------
       $3.19 - $4.00                       110,000           8.99           $3.26                          10,000        $4.00
       $4.38 - $7.75                     2,645,250           5.26           4.95                        2,338,750         4.81
      $8.00 - $12.13                     1,697,000           7.17           10.76                       1,471,000        11.04
     $12.25 - $18.63                     1,219,188           6.97           15.04                       1,219,188        15.04
                                -------------------                                          ---------------------
      $3.19 - $18.63                     5,671,438           6.27           8.83                        5,038,938         9.10
                                ===================                                          =====================

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

Net income (loss)               As reported                  ($2,210,208)   ($13,859,734)         $762,906
                                                       ====================================================
                                Proforma                     ($4,311,608)   ($17,479,167)      ($7,013,855)
                                                       ====================================================

Income (loss) per share         As reported                       ($0.09)         ($0.48)            $0.03
                                                       ====================================================
                                Proforma                          ($0.15)         ($0.61)           ($0.25)
                                                       ====================================================

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) a risk free rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 86.7% for 1999 and 55% for 1998 and 1997 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

(5) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted income (loss) per common and potential common share is as follows:

                                               1999            1998            1997
                                          ------------    ------------    ------------

Net income (loss)                         $ (2,210,208)   $(13,859,734)   $    762,906
Less: Preferred stock dividends               (287,994)         (6,714)         (8,088)
         Deduction related to Series C
            Convertible Preferred Stock       (133,320)           --              --
                                          ------------    ------------    ------------


Net income (loss) applicable to
   common stock                           $ (2,631,522)   $(13,866,448)   $    754,818
                                          ============    ============    ============

Basic:
     Weighted average number of
          common shares outstanding         28,853,000      28,679,000      28,350,000
                                          ============    ============    ============

     Basic net income (loss) per common
          and potential common share      $      (0.09)   $      (0.48)   $       0.03
                                          ============    ============    ============

Diluted:
     Weighted average number of
          common shares outstanding         28,853,000      28,679,000      28,350,000
     Weighted average number of
          potential common shares                 --              --         1,632,000
                                          ------------    ------------    ------------

     Weighted average number of
          common and potential
          common shares outstanding         28,853,000      28,679,000      29,982,000
                                          ============    ============    ============

     Diluted net income (loss) per
          common and potential
          common share                    $      (0.09)   $      (0.48)   $       0.03
                                          ============    ============    ============

 (6) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

 Leases-
 ------

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 1999, 1998 and 1997 totaled $641,569, $813,167 and $679,791 respectively. Future minimum lease payments as of December 31, 1999 are as follows:

      2000           $  612,774
      2001              423,409
      2002              209,158
      2003              132,131
      2004               60,684
      Thereafter          9,425
                     ----------
                     $1,447,581

     Royalties-
     ---------

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System up to an aggregate amount of $7,500,000. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid.

In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb(R), a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% of the net sales of Diasorb.

     Employment Agreements-
     ---------------------

The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. The remaining terms of the employment agreements range from one to two years. Future base compensation to be paid under these agreements as of December 31, 1999 are as follows:

                               2000   $1,016,000
                               2001      801,750
                                      ----------
                                      $1,817,750

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. As a result of the Company's income in 1997, a provision for 5% of pretax income was included in general and administrative expenses. No provision was required in 1999 and 1998.


    Legal Proceedings-
    -----------------

         The Company filed an action in the United States District Court for the Southern District of Florida ("Florida Action") in November 1997 seeking a declaratory judgement on certain issues related to its relationship with Lake Consumer Products, Inc. ("Lake") as governed in the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois ("Illinois Action") , for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. The Illinois Action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida Action. On March 16, 2000, the Company and Lake settled all outstanding issues in the consolidated Florida Action by the Company having bought out the contract for the sum of

$1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock). As a result, the Company reacquired the U.S. rights to the Advantage product and both parties agreed to have their legal actions dismissed.

         Other claims and law suits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.



(7) OTHER RELATED-PARTY TRANSACTION:

During 1993, the Company loaned two individuals who are officers, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum and which were due on or before December 7, 1997 were subsequently extended through December 7, 1999. At December 31, 1999, the aggregate balance of $306,684 remains outstanding and is included in other current assets in the accompanying 1999 consolidated balance sheet.

In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Norman M. Meier, the President and Chief Executive Officer, and from William J. Bologna, the Chairman of the Board, for $350,000 and $250,000, respectively. The notes bear interest at 5% per annum and were due on July 28, 1999. Mr. Meier's note was paid in December 1999 with interest through the date of payment and Mr. Bologna's note was paid in January 2000 with interest through the date of payment.

The above notes are reflected in the accompanying balance sheets at their face value plus interest which approximates fair value.




(8) SEGMENT INFORMATION:
-----------------------

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products. Two customers (under the same contract) accounted for approximately 56% of 1999 consolidated net sales. One customer accounted for approximately 25% and 68% of 1998 and 1997 consolidated net sales, respectively. Another customer accounted for approximately 9%, 15% and 5% of 1999, 1998 and 1997 consolidated net sales, respectively. A third customer accounted for approximately 5%, of 1999, consolidated net sales. The following table shows selected information by geographic area:

                                                       Income
                                  Net                (loss) from            Identifiable
                                 Sales               Operations                Assets
                            -----------------     ------------------      -----------------
As of and for  the year
ended  December 31, 1999-
       United States             $16,376,205             $3,860,850             $9,047,230
       Europe                      2,544,869             (5,761,680)             3,940,383
                            -----------------     ------------------      -----------------
                                 $18,921,074            ($1,900,830)           $12,987,613
                            =================     ==================      =================

As of and for the year
ended December 31, 1998-

       United States              $7,515,436            ($4,114,779)            $7,965,715
       Europe                      2,502,208             (9,282,374)             3,913,831
                            -----------------     ------------------      -----------------
                                 $10,017,644           ($13,397,153)           $11,879,546
                            =================     ==================      =================

As of and for the year
ended December 31, 1997-

       United States             $15,623,341             $4,984,325             $7,804,944
       Europe                        924,070            (11,083,888)             7,196,808
                            -----------------     ------------------      -----------------
                                 $16,547,411            ($6,099,563)           $15,001,752
                            =================     ==================      =================

(9) SUBSEQUENT EVENT:

In October 1999, the Company engaged an investment banking firm to act as its exclusive advisor in a planned divestiture of certain of the Company's over-the-counter products. Subsequent to year-end, the Company has received a letter of intent from a prospective party who is in the process of completing due diligence procedures. The terms of the agreement are being negotiated.

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

Schedule II - Valuation and Qualifying Accounts and Reserves                S-4

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited in accordance with generally accepted auditing standards, the 1999 and 1998 financial statements of Columbia Laboratories, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 2000, except for the first paragraph under the caption "Legal Proceedings" in Note 6 as to which the date is March 16, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The years ended December 31, 1999 and 1998 portions of this schedule have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 18, 2000, except for the first
paragraph under the caption "Legal
Proceedings" in Note 6 as to which
the date is March 16, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited in accordance with generally accepted auditing standards, the 1997 financial statements of Columbia Laboratories, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The year ended December 31, 1997 portion of this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Miami, Florida,
  February 13, 1998.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                            Charged to
                                                      Balance at           (credited to)                                Balance
                                                       beginning             costs and                                   at end
                 Description                           of period             expenses             Deductions           of period
----------------------------------------------       --------------       ----------------       --------------       -------------
        YEAR ENDED DECEMBER 31, 1999:
        Allowance for doubtful accounts                    $229,829                $10,000             $120,000            $119,829
                                                     ==============       ================       ==============       =============

        YEAR ENDED DECEMBER 31, 1998:
        Allowance for doubtful accounts                    $132,276               $105,000               $7,447            $229,829
                                                     ==============       ================       ==============       =============

        YEAR ENDED DECEMBER 31, 1997:
        Allowance for doubtful accounts                     $97,275                $35,001       $        -                $132,276
                                                     ==============       ================       ==============       =============

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS

4.7      --       Warrant to Purchase Common Stock granted to James J.
                  Apostolakis on September 23, 1999

10.16    --       License and Supply Agreement for Crinone between Columbia
                  Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999

10.17    --       Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier

10.18    --       Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna

10.19    --       Employment Agreement dated as of January 1, 2000, between the
                  Company and James J. Apostolakis

10.20    --       Employment Agreement dated December 30, 1999 between the
                  Company and Dominique de Ziegler

10.21    --       Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer
                  Products, Inc.

  21     --       Subsidiaries of the Company

  27     --       Financial Data Schedule