Form 10-Q
period 2000-03-31
COLUMBIA LABORATORIES INC
filed 2000-05-15
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______________ to _____________


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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 1, 2000: 30,433,926

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                       2000                1999
                                                                                   -------------      -------------
                                                                                    (Unaudited)
ASSETS
   Current assets-
      Cash and cash equivalents                                                    $   5,501,774      $   1,982,085
      Accounts receivable, net                                                         2,438,558          1,835,086
      Inventories                                                                      1,428,843          1,848,816
      Prepaid expenses                                                                   407,254            468,948
      Other current assets                                                               311,442            568,259
                                                                                   -------------      -------------
         Total current assets                                                         10,087,871          6,703,194

   Property and equipment, net                                                           902,709          1,008,553
   Intangible assets, net                                                              5,955,088          4,860,212
   Other assets                                                                          408,588            415,654
                                                                                   -------------      -------------
   TOTAL ASSETS                                                                    $  17,354,256      $  12,987,613
                                                                                   =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Current liabilities-
      Accounts payable                                                             $   1,492,949      $   2,089,260
      Accrued expenses                                                                 1,072,250          1,072,567
      Deferred revenue                                                                   100,000            100,000
                                                                                   -------------      -------------
         Total current liabilities                                                     2,665,199          3,261,827

      Convertible subordinated note payable                                           10,000,000         10,000,000
                                                                                   -------------      -------------
         TOTAL LIABILITIES                                                            12,665,199         13,261,827

    Stockholders' equity (deficiency)-
       Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 33 and 923
            shares issued and outstanding in 2000 and 1999, respectively                      --                  9
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2000 and 1999                                    16                 16
          Series C Convertible Preferred Stock, 4,310 and
            5,260 shares issued and outstanding in 2000 and 1999, respectively                43                 53
      Common stock, $.01 par value; 40,000,000 shares
          authorized; 30,412,641 shares and 29,124,686
         issued and outstanding in 2000 and 1999, respectively                           304,126            291,246
      Capital in excess of par value                                                 105,939,456         99,575,803
      Accumulated deficit                                                           (101,560,544)      (100,198,848)
      Accumulated other comprehensive income                                               5,960             57,507
                                                                                   -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       4,689,057           (274,214)
                                                                                   -------------      -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                           $  17,354,256      $  12,987,613
                                                                                   =============      =============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended March 31,
                                               2000              1999
                                           ------------      ------------
NET SALES                                  $  2,989,930      $  5,466,461

COST OF GOODS SOLD                            1,219,848         1,776,841
                                           ------------      ------------
     Gross profit                             1,770,082         3,689,620
                                           ------------      ------------
OPERATING EXPENSES:
     Selling and distribution                   812,870           857,827
     General and administrative                 788,128         1,484,598
     Research and development                 1,363,412         1,390,076
                                           ------------      ------------
        Total operating expenses              2,964,410         3,732,501
                                           ------------      ------------
        Loss from operations                 (1,194,328)          (42,881)
                                           ------------      ------------
OTHER INCOME (EXPENSE):
     License fees, net of expenses                   --           387,500
     Interest income                             28,304            30,496
     Interest expense                          (188,838)         (188,838)
     Other, net                                  (6,834)          (21,167)
                                           ------------      ------------
                                               (167,368)          207,991
                                           ------------      ------------
     Income (loss) before income taxes       (1,361,696)          165,110
     Provision for income taxes                      --            25,000
                                           ------------      ------------
        Net income (loss)                    (1,361,696)     $    140,110
                                           ============      ============
NET INCOME (LOSS) PER COMMON SHARE:
     Basic                                 $       (.05)     $        .00
                                           ============      ============
     Diluted                               $       (.05)     $        .00
                                           ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
POTENTIAL COMMON SHARES OUTSTANDING:
     Basic                                   29,527,163        28,685,000
                                           ============      ============
     Diluted                                 29,527,163        28,985,000
                                           ============      ============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                     2000             1999
                                                 -----------      -----------
NET INCOME (LOSS)                                $(1,361,696)     $   140,110

Other comprehensive income (loss):
    Foreign currency translation, net of tax          51,547           38,290
                                                 -----------      -----------
Comprehensive income (loss)                      $(1,310,149)     $   178,400
                                                 ===========      ===========

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                             2000             1999
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     ($1,361,696)     $   140,110
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
     Depreciation and amortization                           241,322          259,725
     Issuance of warrants for consulting services              5,681           12,699

   Changes in assets and liabilities-
    (Increase) decrease in:
     Accounts receivable                                    (603,472)      (2,482,146)
     Inventories                                             419,973          628,971
     Prepaid expenses                                         61,694         (253,825)
     Other assets                                            263,883            6,062

   Increase (decrease) in:
     Accounts payable                                       (596,311)        (976,448)
     Accrued expenses                                       (425,317)        (337,395)
                                                         -----------      -----------
   Net cash used in operating activities                  (1,994,243)      (3,002,247)
                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (5,354)          (4,406)
   Acquisition of licensing rights                          (200,000)        (100,000)
                                                         -----------      -----------
     Net cash used in investing activities                  (205,354)        (104,406)
                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                      --        5,939,534
   Dividends paid                                            (62,404)        (181,625)
   Proceeds from exercise of options and warrants          5,833,237               --
                                                         -----------      -----------
     Net cash provided by financing activities             5,770,833        5,757,909
                                                         -----------      -----------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                            Three Months Ended March 31,
                                               2000             1999
                                            -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (51,547)         (45,047)
                                            -----------      -----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                      3,519,689        2,606,209

CASH AND CASH EQUIVALENTS,
    Beginning of period                       1,982,085          315,288
                                            -----------      -----------
CASH AND CASH EQUIVALENTS,
    End of period                           $ 5,501,774      $ 2,921,497
                                            ===========      ===========

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(2) INVENTORIES:

                    March 31,    December 31,
                      2000           1999
                   ----------    ------------
Finished goods     $  688,190     $1,029,574
Raw materials         740,653        819,242
                   ----------     ----------
                   $1,428,843     $1,848,816
                   ==========     ==========

(3) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected information by geographic area:

                                       NET           LOSS FROM     IDENTIFIABLE
                                      SALES         OPERATIONS        ASSETS
                                   ------------    ------------    ------------
As of and for the three months
 ended March 31, 2000-
      United States                $  2,412,784    $   (144,827)   $ 13,127,361
      Europe                            577,146      (1,049,501)      4,226,895
                                   ------------    ------------    ------------
                                   $  2,989,930    $ (1,194,328)   $ 17,354,256
                                   ============    ============    ============

As of and for the three months
 ended March 31, 1999-
      United States                $  4,498,887    $  1,228,563    $ 11,391,018
      Europe                            967,574      (1,271,444)      5,040,357
                                   ------------    ------------    ------------
                                   $  5,466,461    $    (42,881)   $ 16,431,375
                                   ============    ============    ============

(4) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted income (loss) per common and potential common share is as follows:

                                                               Three Months Ended March 31,

                                                                  2000              1999
                                                              ------------      ------------
Net income (loss)                                             $ (1,361,696)     $    140,110
   Less: preferred stock dividends                                 (62,404)          (59,968)
                                                              ------------      ------------
Net income (loss) applicable to common stock                    (1,424,100)           80,142
                                                              ============      ============
Basic:
   Weighted average number of common shares outstanding         29,527,163        28,685,000
                                                              ============      ============
   Basic net income (loss) per common share                   $       (.05)     $        .00
                                                              ============      ============
Diluted:
   Weighted average number of common shares outstanding         29,527,163        28,685,000
   Weighted average number of potential common shares                   --           300,000
                                                              ------------      ------------
   Weighted average number of common and potential common
       shares outstanding                                       29,527,163        28,985,000
                                                              ============      ============
   Diluted net income (loss) per common share                 $       (.05)     $        .00
                                                              ============      ============

(5) LAWSUIT SETTLEMENT:

The Company filed an action in the United States District Court for the Southern District of Florida ("Florida Action") in November 1997 seeking a declaratory judgment on certain issues related to its relationship with Lake Consumer Products, Inc. ("Lake") as governed in the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois ("Illinois Action") , for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. The Illinois Action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida Action. On March 16, 2000, the Company and Lake settled all outstanding issues in the consolidated Florida Action by the Company having bought out the contract for the sum of $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock). As a result, the Company reacquired the U.S. rights to the Advantage product and both parties agreed to have their legal actions dismissed. The total amount of the settlement plus certain attorney's fees, related solely to the reacquisition of the product rights, have been capitalized as part of intangible assets in the accompanying balance sheets.

(6) SUBSEQUENT EVENT:

Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens for a total of $4.5 million cash. Additionally, the purchaser agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens based.

Additionally, effective May 5, 2000, the Company licensed its Legatrin PM, Legatrin GCM, Vaporizer in a Bottle and Diasorb brands to the same purchaser mentioned above. Under the terms of these agreements, the Company will receive license fees equal to 20% of the licensee's net sales of these brands. These agreements each have five-year terms with provisions for renewal and contain options that allow the licensee to acquire the brands from the Company.

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

          Cash and cash equivalents increased from $1,982,285 at December 31, 1999 to $5,501,774 at March 31, 2000. The Company received approximately $5.8 million from the exercise of outstanding options and warrants.

          The Company has a worldwide, except for South Africa, license and supply agreement with Ares-Serono ("Serono") a Swiss pharmaceutical company. Under the terms of the agreement, as of March 31, 2000, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company supplies Crinone to Serono at a price equal to 30% of Serono's net selling price.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 2000, the Company has paid approximately $1.7 million in royalty payments.

          In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company received a $462,500 in 1999, net of expenses, upfront payment and expects to receive future milestone payments, as additional products are made available by the Company.

          The Company believes that sales and liquidity will increase as Crinone is fully marketed by Ares-Serono.

          As of March 31, 2000, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $46.2 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $8.2 million on research and development in 2000 and an additional $100,000 on property and equipment.

          As of March 31, 2000, the Company had available net operating loss carryforwards of approximately $51.2 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2000 and December 31, 1999, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $18.6 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

Net sales decreased by approximately $2.5 million to approximately $2,990,000 in 2000 as compared to approximately $5,466,000 in 1999. The decrease is primarily the result of decreased Crinone sales of approximately $1.9 million in 2000 from approximately $3,192,000 in 1999 to approximately $1,274,000 in 2000 as a result of Ares-Serono's transition to marketing Crinone in the U.S. and abroad.

Gross profit as a percentage of net sales decreased in 2000 to 59% as compared to 67% in 1999. The lower gross profit in 2000 is the result of the decrease in Crinone sales in which has a higher gross profit.

Selling and distribution expenses decreased by approximately $45,000 in 2000. Selling and distribution expenses decreased from approximately $858,000 in 1999 to approximately $813,000 in 2000 resulting from an approximately $400,000 decrease in U.S. over-the-counter product sales.

General and administrative expenses decreased by approximately $697,000 from approximately $1,485,000 in 1999 to approximately $788,000 in 2000. The majority of the decrease is the result of a decrease in legal expenses of approximately $518,000 related litigation settled in March 2000.

Research and development decreased in 2000 by approximately $27,000 from approximately $1,390,000 in 1999 to approximately $1,363,000 in 2000.

Net license fees of $387,500 in 1999 represent an upfront payment received in connection with a licensing agreement entered into in March 1999. No such fees were received in 2000.

Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2000 and 1999.

In 1999, the Company recorded a $25,000 alternative minimum tax provision for U.S. federal taxes. No provision is required in 2000.

As a result, the net loss for the three months ended March 31, 2000 was $1,361,696 or $(.05) per common share as compared to a net income for the three months ended March 31, 1999 of $140,110 or $.00 per common share.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The Company filed an action in the United States District Court for the Southern District of Florida ("Florida Action") in November 1997 seeking a declaratory judgment on certain issues related to its relationship with Lake Consumer Products, Inc. ("Lake") as governed in the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois ("Illinois Action"), for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. The Illinois Action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida Action. On March 16, 2000, the Company and Lake settled all outstanding issues in the consolidated Florida Action by the Company having bought out the contract for the sum of $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock). As a result, the Company reacquired the U.S. rights to the Advantage product and both parties agreed to have their legal actions dismissed.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         ACQUISITION OR DISPOSITION OF ASSETS

         Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens for a total of $4.5 million cash. Additionally, the purchaser agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens.

         Additionally, effective May 5, 2000, the Company licensed its Legatrin PM, Legatrin GCM, Vaporizer in a Bottle and Diasorb brands to the same purchaser mentioned above. Under the terms of these agreements, the Company will receive license fees equal to 20% of the licensee's net sales of these brands. These agreements each have five-year terms with provisions for renewal and contain options that allow the licensee to acquire the brands from the Company.

         FINANCIAL STATEMENTS OF BUSINESS ACQUIRED

         Not Applicable

         PRO FORMA FINANCIAL STATEMENTS

         Unaudited Pro Forma Condensed Consolidated Financial Information of Columbia Laboratories, Inc. and Subsidiaries

         The following unaudited pro forma condensed consolidated financial information is being filed herewith:

                  Unaudited Pro Forma Condensed Consolidated Balance Sheet at March 31, 2000

                  Unaudited Pro Forma Condensed Consolidated Statement of Income for the three months ended March 31, 2000

                  Unaudited Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 1999

                  Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31, 2000
                                                                                -------------------------------------------------
                                                                                                  Pro Forma
                                                                                  Historical      Adjustments       Pro Forma (a)
                                                                                --------------   ------------      --------------
                                                                                 (Unaudited)
ASSETS
   Current assets-
      Cash and cash equivalents                                                 $    5,501,774   $  4,165,000 (b)  $    9,666,774
      Accounts receivable, net                                                       2,438,558        412,235 (c)       2,850,793
      Inventories                                                                    1,428,843       (412,235)(c)       1,016,608
      Prepaid expenses                                                                 407,254             --             407,254
      Other current assets                                                             311,442        (66,624)(d)         244,818
                                                                                --------------   ------------      --------------
         Total current assets                                                       10,087,871      4,098,376          14,186,247

   Property and equipment, net                                                         902,709             --             902,709
   Intangible assets, net                                                            5,955,088     (3,986,658)(e)       1,968,430
   Other assets                                                                        408,588             --             408,588
                                                                                --------------   ------------      --------------
   TOTAL ASSETS                                                                 $   17,354,256   $    111,718      $   17,465,974
                                                                                ==============   ============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Current liabilities-
      Accounts payable                                                          $    1,492,949             --      $    1,492,949
      Accrued expenses                                                               1,072,250             --           1,072,250
      Deferred revenue                                                                 100,000             --             100,000
                                                                                --------------   ------------      --------------
         Total current liabilities                                                   2,665,199             --           2,665,199

      Convertible subordinated note payable                                         10,000,000             --          10,000,000
                                                                                --------------   ------------      --------------
         TOTAL LIABILITIES                                                          12,665,199             --          12,665,199
                                                                                --------------   ------------      --------------
    Stockholders' equity (deficiency)-
       Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 33
            shares issued and outstanding in 2000                                           --             --                  --
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2000                                           16             --                  16
          Series C Convertible Preferred Stock, 4,310
            shares issued and outstanding in 2000                                           43             --                  43
      Common stock, $.01 par value; 40,000,000 shares
          authorized; 30,412,641 shares
         issued and outstanding in 2000                                                304,126             --             304,126
      Capital in excess of par value                                               105,939,456         60,009 (f)     105,999,465
      Accumulated deficit                                                         (101,560,544)        51,709        (101,508,835)
      Accumulated other comprehensive income                                             5,960             --               5,960
                                                                                --------------   ------------      --------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     4,689,057        111,718           4,800,775
                                                                                --------------   ------------      --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                        $   17,354,256   $    111,718      $   17,465,974
                                                                                ==============   ============      ==============

      See accompanying notes to unaudited pro forma condensed consolidated financial information.

                   COLUMBIA LABORATORIES, INC. & SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               YEAR ENDED DECEMBER 31, 1999                 QUARTER ENDED MARCH 31, 2000
                                         ------------------------------------------  ------------------------------------------
                                                        PRO FORMA                                   PRO FORMA
                                          HISTORICAL   ADJUSTMENTS      PRO FORMA    HISTORICAL    ADJUSTMENTS      PRO FORMA
                                         ------------  ------------    ------------  ------------  ------------    ------------
NET SALES                                $18,921,074   ($5,547,259)(g) $13,373,815    $2,989,930   ($1,266,245)(g)  $1,723,685

COST OF GOODS SOLD                         5,655,350    (2,072,637)(h)   3,582,713     1,219,848      (555,005)(h)     664,843
                                         ------------  ------------    ------------  ------------  ------------    ------------
  Gross Profit                            13,265,724    (3,474,622)      9,791,102     1,770,082      (711,240)      1,058,842
                                         ------------  ------------    ------------  ------------  ------------    ------------
OPERATING EXPENSES:
  Selling and distribution                 3,938,756    (2,507,342)(i)   1,431,414       812,870      (439,005)(i)     373,865
  General and administrative               4,575,702      (588,151)(j)   3,987,551       788,128       (26,836)(j)     761,292
  Research and development                 6,652,096      (109,607)(k)   6,542,489     1,363,412       (48,175)(k)   1,315,237
                                         ------------  ------------    ------------  ------------  ------------    ------------
    Total operating expenses              15,166,554    (3,205,100)     11,961,454     2,964,410      (514,016)      2,450,394
                                         ------------  ------------    ------------  ------------  ------------    ------------
    Loss from operations                  (1,900,830)     (269,522)     (2,170,352)   (1,194,328)     (197,224)     (1,391,552)
                                         ------------  ------------    ------------  ------------  ------------    ------------
Other Income (Expense):
  License fees, net of expenses              462,500            --         462,500            --            --
  Interest income                            134,795            --         134,795        28,304            --          28,304
  Interest expense                          (755,352)           --        (755,352)     (188,838)           --        (188,838)
  Other, Net                                 (82,321)           --         (82,321)       (6,834)           --          (6,834)
                                         ------------  ------------    ------------  ------------  ------------    ------------
                                            (240,378)           --        (240,378)     (167,368)           --        (167,368)
                                         ------------  ------------    ------------  ------------  ------------    ------------
Income (loss) before income taxes         (2,141,208)     (269,522)     (2,410,730)   (1,361,696)     (197,224)     (1,558,920)
Provision for income taxes                    69,000            --          69,000            --            --              --
                                         ------------  ------------    ------------  ------------  ------------    ------------
Net Income/(Loss)                        ($2,210,208)    ($269,522)    ($2,479,730)  ($1,361,696)    ($197,224)    ($1,558,920)
                                         ============  ============    ============  ============  ============    ============
NET LOSS PER COMMON SHARE:
     Basic and Diluted                        ($0.09)       ($0.01)         ($0.10)       ($0.05)           --          ($0.05)
                                         ============  ============    ============  ============  ============    ============
WEIGHTED AVERAGE NUMBER
OF COMMON AND POTENTIAL
COMMON SHARES OUTSTANDING:
     Basic and Diluted                    28,853,000            --      28,853,000    29,527,163            --      29,527,163
                                         ============  ============    ============  ============  ============    ============

      See accompanying notes to unaudited pro forma condensed consolidated financial information.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

   NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(a) The unaudited pro forma condensed consolidated balance sheet gives retroactive effect to the sale and license of certain assets related to Columbia's over-the-counter products to Lil' Drug Store Products, Inc. ("Lil' Drug") as if the sale and license had occurred as of March 31, 2000. The unaudited pro forma condensed consolidated statements of income give retroactive effect as if the sale had occurred as of the beginning of the periods represented.

(b) Reflects the initial cash proceeds received by Columbia, net of expenses related to the transaction.

(c)      Reflects inventory to be purchased by Lil' Drug.

(d)      Reflects expenses of the transaction previously deferred.

(e)      Reflects Replens trademark, net of accumulated amortization.

(f) Reflects stock warrants issued to Columbia's advisor on the transaction.

(g) Reflects revenues related to the over-the-counter products to be assumed by Lil' Drug, offset by royalty revenue from Lil' Drug as a result of the sale and license.

(h) Reflects cost of sales related to the over-the-counter products to be assumed by Lil' Drug.

(i) Reflects selling and distribution expenses related to the over-the-counter products to be assumed by Lil' Drug.

(j) Reflects general and administrative expenses related to the over-the-counter products to be assumed by Lil' Drug.

(k) Reflects research and development expenses related to the over-the-counter products to be assumed by Lil' Drug.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         10.22 - Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc.

         10.23 - License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc.

         10.24 - Distribution Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc.

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

                                              COLUMBIA LABORATORIES, INC.

                                              /S/ DAVID L. WEINBERG
                                              ----------------------------------
                                              DAVID L. WEINBERG, Vice President-
                                              Finance and Administration,
                                              Chief Financial Officer

DATE:      MAY 15, 2000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS

         10.22 - Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc.

         10.23 - License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc.

         10.24 - Distribution Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc.

         27.1 -  Financial Data Schedule (for SEC use only)