Form 10-Q
period 2000-06-30
COLUMBIA LABORATORIES INC
filed 2000-08-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 31, 2000: 30,477,782

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,      December 31,
                                                                                2000            1999
                                                                           -------------   -------------
ASSETS
      Current assets-
          Cash and cash equivalents                                        $   9,221,413   $   1,982,085
          Accounts receivable, net                                             2,327,181       1,835,086
          Inventories                                                          1,468,412       1,848,816
          Prepaid expenses                                                       453,852         468,948
          Other current assets                                                   316,201         568,259
                                                                           -------------   -------------
            Total current assets                                              13,787,059       6,703,194

      Property and equipment, net                                                820,710       1,008,553
      Intangible assets, net                                                   1,894,560       4,860,212
      Other assets                                                               282,684         415,654
                                                                           -------------   -------------
            TOTAL ASSETS                                                   $  16,785,013   $  12,987,613
                                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current liabilities-
          Accaounts payable                                                $   1,819,572   $   2,089,260
          Accrued expenses                                                     1,203,599       1,072,567
          Deferred revenue                                                       100,000         100,000
                                                                           -------------   -------------
            Total current liabilities                                          3,123,171       3,261,827
      Convertible subordinated note payable                                   10,000,000      10,000,000
                                                                           -------------   -------------
            TOTAL LIABILITIES                                                 13,123,171      13,261,827
                                                                           -------------   -------------
Stockholders' equity (deficiency)-
      Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 33 and 923
            shares issued and outstanding in 2000 and 1999, respectively              --               9
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2000 and 1999                            16              16
          Series C Convertible Preferred Stock, 4,110 and 5,260
            shares issued and outstanding in 2000 and 1999, respectively              41              53
      Common stock, $.01 par value; 100,000,000 shares in 2000 and
          40,000,000 shares in 1999 authorized; 30,477,782 and 29,124,686
          shares issued and outstanding in 2000 and 1999, respectively           304,778         291,246
      Capital in excess of par value                                         106,084,808      99,575,803
      Accumulated deficit                                                   (102,736,627)   (100,198,848)
      Accumulated other comprehensive income                                       8,826          57,507
                                                                           -------------   -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              3,661,842        (274,214)
                                                                           -------------   -------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                            $  16,785,013   $  12,987,613
                                                                           =============   =============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended                       Three Months Ended
                                                              June 30,                                June 30,
                                                   2000                 1999                 2000               1999
                                             ------------------   ------------------   -----------------  ------------------

NET SALES                                           $5,705,955          $12,625,578          $2,716,025          $7,159,117

COST OF GOODS SOLD                                   2,100,165            3,625,038             880,317           1,848,197
                                             ------------------   ------------------   -----------------  ------------------
     Gross profit                                    3,605,790            9,000,540           1,835,708           5,310,920
                                             ------------------   ------------------   -----------------  ------------------

OPERATING EXPENSES:
     Selling and distribution                        1,414,589            2,012,089             601,719           1,154,262
     General and administrative                      1,844,833            2,774,490           1,056,705           1,289,892
     Research and development                        2,529,611            2,875,246           1,166,199           1,485,170
                                             ------------------   ------------------   -----------------  ------------------
        Total operating expenses                     5,789,033            7,661,825           2,824,623           3,929,324
                                             ------------------   ------------------   -----------------  ------------------

        Income (loss) from operations               (2,183,243)           1,338,715            (988,915)          1,381,596
                                             ------------------   ------------------   -----------------  ------------------
OTHER INCOME (EXPENSE):
     License fees, net of expenses                      -                   387,500              -                   -
     Interest income                                   135,909               56,263             107,605              25,768
     Interest expense                                 (377,676)            (377,676)           (188,838)           (188,838)
     Corporate restructuring expense                  (285,000)              -                 (285,000)             -
     Other, net                                        172,234              (20,198)            179,068                 968
                                             ------------------   ------------------   -----------------  ------------------
                                                      (354,533)              45,889            (187,165)           (162,102)
                                             ------------------   ------------------   -----------------  ------------------

     Income (loss) before income taxes              (2,537,776)           1,384,604          (1,176,080)          1,219,494
     Provision for income taxes                        -                     69,000             -                    44,000
                                             ------------------   ------------------   -----------------  ------------------
        Net income (loss)                          ($2,537,776)          $1,315,604         ($1,176,080)         $1,175,494
                                             ==================   ==================   =================  ==================

INCOME (LOSS) PER COMMON AND
     POTENTIAL COMMON SHARE:
     Basic                                          $     (.09)          $      .04          $     (.04)         $      .03
                                             ==================   ==================   =================  ==================
     Diluted                                        $     (.09)          $      .04          $     (.04)         $      .03
                                             ==================   ==================   =================  ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON AND POTENTIAL
     COMMON SHARES OUTSTANDING:
     Basic                                          29,986,278           28,685,000          30,445,392          28,686,000
                                             ==================   ==================   =================  ==================
     Diluted                                        29,986,278           29,474,000          30,445,392          29,881,000
                                             ==================   ==================   =================  ==================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)



                                                            Six Months Ended                         Three Months Ended
                                                               June 30,                                   June 30,
                                                        2000                1999                  2000                 1999
                                                  -----------------    ----------------     ------------------    ----------------
NET INCOME (LOSS)                                      ($2,537,776)         $1,315,604            ($1,176,080)         $1,175,494

Other comprehensive income (loss):
    Foreign currency translation, net of tax                48,681              (9,373)                (2,866)            (47,663)
                                                  -----------------    ----------------     ------------------    ----------------

Comprehensive income (loss)                            ($2,489,095)         $1,306,231            ($1,178,946)         $1,127,831
                                                  =================    ================     ==================    ================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                 2000                         1999
                                                                        -----------------             ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         ($2,537,776)                  $1,315,604
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
     Depreciation and amortization                                               412,490                      498,235
     Issuance of warrants for consulting services                                 71,370                       25,398
     Gain on sale of assets                                                     (158,629)                      -
     Loss on disposal of fixed assets                                              9,927                       -

   Changes in assets and liabilities-
    (Increase) decrease in:
     Accounts receivable                                                        (492,095)                  (3,255,718)
     Inventories                                                                 380,404                      647,199
     Prepaid expenses                                                             15,096                     (162,284)
     Other assets                                                                385,028                        7,931

   Increase (decrease) in:
     Accounts payable                                                           (269,688)                  (1,313,339)
     Accrued expenses                                                            105,982                     (184,300)
                                                                        -----------------             ----------------

   Net cash used in operating activities                                      (2,077,891)                  (2,421,274)
                                                                        -----------------             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                4,119,729                       -
   Purchase of property and equipment                                             (5,025)                     (55,456)
   Acquisition of licensing rights                                              (525,000)                    (100,000)
                                                                        -----------------             ----------------
     Net cash provided by (used in) investing activities                       3,589,704                     (155,456)
                                                                        -----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                     -                          5,789,639
   Dividends paid                                                               (115,308)                    (266,721)
   Proceeds from exercise of options and warrants                              5,891,504                       26,875
                                                                        -----------------             ----------------

     Net cash provided by financing activities                                 5,776,196                    5,549,793
                                                                        -----------------             ----------------

                                                         (Continued)
                                  Page 6 of 17

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (Continued)

                                                                                            Six Months Ended June 30,
                                                                                         2000                        1999
                                                                                 ----------------            ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (48,681)                      9,866
                                                                                 ----------------            ----------------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                                               7,239,328                   2,982,929

CASH AND CASH EQUIVALENTS,
    Beginning of period                                                                1,982,085                     315,288
                                                                                 ----------------            ----------------

CASH AND CASH EQUIVALENTS,
    End of period                                                                     $9,221,413                  $3,298,217
                                                                                 ================            ================

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

(2) INVENTORIES:

                               June 30,                     December 31,
                                 2000                           1999
                          -------------------            -------------------
Finished goods                      $838,295                     $1,029,574
Raw materials                        630,117                        819,242
                          -------------------            -------------------

                                  $1,468,412                     $1,848,816
                          ===================            ===================

(3) SALE OF ASSETS

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

As of June 30, 2000, the Company has received approximately $169,000 in royalty and license fees which have been included in net sales in the accompanying statements of operations.

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

                                                       Six Months Ended March 31,              Three Months Ended June 30,
                                                       2000                1999                 2000                1999
                                                 ------------------  -----------------    ------------------   ----------------

Net income (loss)                                      ($2,537,776)        $1,315,604           ($1,176,080)        $1,175,494
   Less: Preferred stock dividends                        (115,308)          (145,064)              (52,904)           (85,096)
            Deduction related to Series C
             Convertible Preferred Stock                 -                   (133,320)            -                   (133,320)
                                                 ------------------  -----------------    ------------------   ----------------

Net income (loss) applicable to
   common stock                                        ($2,653,084)        $1,037,220           ($1,228,984)          $957,078
                                                 ==================  =================    ==================   ================

Basic:
   Weighted average number of
       common shares outstanding                        29,986,278         28,685,000            30,445,392         28,686,000
                                                 ==================  =================    ==================   ================

   Basic net income (loss) per common share      $            (.09)  $            .04     $            (.04)   $           .03
                                                 ==================  =================    ==================   ================

Diluted:
   Weighted average number of
       common shares outstanding                        29,986,278         28,685,000            30,445,392         28,686,000
   Weighted average number of
       potential common shares                           -                    789,000             -                  1,195,000
                                                 ------------------  -----------------    ==================   ================
   Weighted average number of
   common and potential shares outstanding              29,986,278         29,474,000            30,445,392         29,881,000
                                                 ==================  =================    ==================   ================

   Diluted net income (loss) per
       common share                              $            (.09)  $            .04     $            (.04)   $           .03
                                                 ==================  =================    ==================   ================

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:


                                                                   Income
                                              Net               (Loss) from          Identifiable
                                             Sales               Operations             Assets
                                       ------------------     -----------------    ------------------
As of and for the six months
ended June 30, 2000-
     United States                            $4,649,408             ($854,570)          $10,989,429
     Europe                                    1,056,547            (1,328,673)            5,795,584
                                       ------------------     -----------------    ------------------

                                              $5,705,955           ($2,183,243)          $16,785,013
                                       ==================     =================    ==================

As of and for the six months
ended June 30, 1999-
     United States                           $11,065,160            $4,217,655           $12,091,114
     Europe                                    1,560,418            (2,878,940)            5,194,457
                                       ------------------     -----------------    ------------------

                                             $12,625,578            $1,338,715           $17,285,571
                                       ==================     =================    ==================

As of and for the three months
ended June 30, 2000-
     United States                            $2,236,624             ($709,743)
     Europe                                      479,401              (279,172)
                                       ------------------     -----------------

                                              $2,716,025             ($988,915)
                                       ==================     =================

As of and for the three months
ended June 30, 1999-
     United States                            $6,566,273            $2,989,092
     Europe                                      592,844            (1,607,496)
                                       ------------------     -----------------

                                              $7,159,117            $1,381,596
                                       ==================     =================

(6) LITIGATION:

In June and July 2000, six class action lawsuits were filed in the United States District Court for the Southern District of Florida purportedly on behalf of purchasers of the Company's common stock during the period from November 8, 1999 to June 9, 2000. The complaints allege, among other things, that the Company and other defendants made materially misleading statements and omissions about the likely prospects for two of the Company's products. The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.

         The Company filed an action in the United States District Court for the Southern District of Florida ("Florida

Action") in November 1997 seeking a declaratory judgment on certain issues related to its relationship with Lake Consumer Products, Inc. ("Lake") as governed by the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois ("Illinois Action") , for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. The Illinois Action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida Action. On March 16, 2000, the Company and Lake settled all outstanding issues in the consolidated Florida Action by the Company having bought out the contract for the sum of $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock). As a result, the Company reacquired the U.S. rights to the Advantage product and both parties agreed to have their legal actions dismissed. The total amount of the settlement plus certain attorney's fees, related solely to the reacquisition of the product rights, have been capitalized as part of intangible assets in the accompanying balance sheets.

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

          Cash and cash equivalents increased from approximately $1,982,000 at December 31, 1999 to approximately $9,221,000 at June 30, 2000. The Company received approximately $5.9 million, from the exercise of outstanding options and warrants, and $4.5 million from the sale of various tangible and intangible assets related to the U.S. rights for Replens.

          The Company has a worldwide, except for South Africa, license and supply agreement with Ares-Serono ("Serono") a Swiss pharmaceutical company, to market Crinone. Under the terms of the agreement, as of June 30, 2000, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to Serono at a price equal to 30% of Serono's net selling price

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 2000, the Company has paid approximately $1.7 million in royalty payments.

          In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company received a $462,500 in 1999, net of expenses, and expects to receive future milestone payments as products are made available by the Company.

The Company believes that sales and liquidity will increase as Crinone is fully marketed by Ares-Serono.

          As of June 30, 2000, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $46.3 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $6 million on research and development in 2000 and an additional $100,000 on property and equipment.

          As of June 30, 2000, the Company had available net operating loss carryforwards of approximately $50 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2000 and December 31, 1999, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $18 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations - Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999

         Net sales decreased by approximately $6.9 million from approximately $12.6 million in 1999 compared to $5.7 million in 2000. The decrease is primarily the result of decreased Crinone sales of approximately $5.6 million in 2000 from approximately $8.5 million in 1999 to approximately $2.9 million in 2000 as result of Ares-Serono's transition to marketing Crinone in the U.S and abroad. The remainder of the decrease in sales totaling approximately $1.2 million is the result of the Company's sale of the Replens line and licensing of the other over-the-counter brands.

         Gross profit as a percentage of net sales decreased in 2000 to 63% as compared to 71% in 1999. The lower gross profit in 2000 is the result of the decrease in Crinone sales in which has a higher gross profit.

         Selling and distribution expenses decreased by approximately $597,000 in 2000 to approximately $1,415,000 in 2000 from $2,012,000 in 1999. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands resulting in an approximately $362,000 reduction in advertising and marketing expenses, an approximately $56,000 reduction broker expenses, an approximately $51,000 reduction in Replens amortization expense and an approximately $67,000 reduction in warehousing and freight costs. These reductions were offset in part with an approximately $185,000 increase in advertising allowances in 2000 which the Company assumed as a part of the transaction. Due to the reduction in Crinone sales there was a reduction of approximately $113,000 in royalties and an approximately $64,000 reduction in warehousing and freight costs.

         General and administrative expenses decreased by approximately $929,000 in 2000 to approximately $1,845,000 in 2000 compared to approximately $2,774,000 in 1999. The majority of the decrease is the result of a decrease in legal expenses of approximately $781,000 related to litigation settled in March 2000.

         Research and development decreased in 2000 by approximately $345,000 from approximately $2,875,000 in 1999 to $2,530,000 in 2000. The decrease is primarily related to decreased stability and regulatory expenses totaling approximately $356,000 related to decreased Crinone production.

         Corporate restructure expenses of $285, 000 relate to estimated costs associated with the Company's closing of its corporate and accounting operations in Florida.

         Net license fees of $387,500 in 1999 represent an upfront payment received in connection with a licensing agreement entered into in March 1999. No such fees were received in 2000.

         Interest expense related to the convertible subordinated note payable totaled approximately $378,000 in 2000 and 1999.

         In 2000, the Company recorded a $69,000 alternative minimum tax provision for U.S. federal taxes. No such provision is required in 2000.

         As a result, the net loss for the six months ended June 30, 2000 was $2,537,776 or $(.09) per common share as compared to a net income for the six months ended June 30, 1999 of $1,315,604 or $.04 per common share.

Results of Operations - Three Months Ended June 30, 2000 versus Three Months Ended June 30, 1999

         Net sales decreased by approximately $4.4 million from approximately $7.2 million in 1999 compared to $2.7 million in 2000. The decrease is primarily the result of decreased Crinone sales of approximately $3.6 million in 2000 from approximately $5.3 million in 1999 to approximately $1.7 million in 2000 as result of Ares-Serono's transition to marketing Crinone in the U.S and abroad. The remainder of the decrease in sales totaling approximately $1 million is the result of the Company's sale of the Replens line and licensing of the other over-the-counter brands.

         Gross profit as a percentage of net sales decreased in 2000 to 68% as compared to 74% in 1999. The lower gross profit in 2000 is the result of the decrease in Crinone sales in which has a higher gross profit.

         Selling and distribution expenses decreased by approximately $552,000 in 2000 to approximately $602,000 in 2000 from $1,154,000 in 1999. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands resulting in an approximately $326,000 reduction in advertising and marketing expenses, an approximately $41,000 reduction broker expenses, an approximately $51,000 reduction in Replens amortization expense and an approximately $49,000 reduction in warehousing and freight costs. Due to the reduction in Crinone sales there was a reduction of approximately $70,000 in royalties and an approximately $46,000 reduction in warehousing and freight costs.

         General and administrative expenses decreased by approximately $233,000 in 2000 to approximately $1,057,000 in 2000 compared to approximately $1,290,000 in 1999. The majority of the decrease is the result of a decrease in legal expenses of approximately $68,000 related to litigation settled in March 2000 and approximately $76,000 in reduction in insurance expenses.

         Research and development decreased in 2000 by approximately $319,000 from approximately $1,485,000 in 1999 to $1,166,000 in 2000. The decrease is primarily related to decreased stability and regulatory expenses totaling approximately $123,000 related to decreased Crinone production.

         Corporate restructure expenses of $285,000 relate to estimated costs associated with the Company's closing of its corporate and accounting operations in Florida.

         Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2000 and 1999.

         In 2000, the Company recorded a $44,000 alternative minimum tax provision for U.S. federal taxes. No such provision is required in 2000.

         As a result, the net loss for the three months ended June 30, 2000 was $1,176,080 or $(.04) per common share as compared to a net income for the three months ended June 30, 1999 of $1,175494 or $.03 per common share.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June and July 2000, six class action lawsuits were filed in the United States District Court for the Southern District of Florida purportedly on behalf of purchasers of the Company's common stock during the period from November 8, 1999 to June 9, 2000. The complaints allege, among other things, that the Company and other defendants made materially misleading statements and omissions about the likely prospects for two of the Company's products. The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.

         The Company filed an action in the United States District Court for the Southern District of Florida ("Florida Action") in November 1997 seeking a declaratory judgment on certain issues related to its relationship with Lake Consumer Products, Inc. ("Lake") as governed by the contract between the Company and Lake. Lake filed an action against the Company in the United States District Court, Northern District of Illinois ("Illinois Action"), for damages alleged by Lake to have been suffered by it as a result of the FDA's allegations in July 1997 that the Company's nonoxynol-9 product, then marketed by Lake under the tradename Advantage 24, was not permitted to be sold under the monograph. The Illinois Action was dismissed by the Illinois Court and transferred to the Florida Court for consolidation as a counterclaim in the Florida Action. On March 16, 2000, the Company and Lake settled all outstanding issues in the consolidated Florida Action by the Company having bought out the contract for the sum of $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock). As a result, the Company reacquired the U.S. rights to the Advantage product and both parties agreed to have their legal actions dismissed.

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

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 annual meeting of shareholders was held on May 31, 2000 for the purpose of electing the following eight directors (with each nominee receiving at least 27,058,906 votes out of a possible 30,466,863 votes): James J. Apostolakis, William J. Bologna, Jean Carvais, M.D., Dominique de Ziegler, M.D., Norman M. Meier, Denis O'Donnell, M.D., Selwyn Oskowitz, M.D. and Robert C. Strauss. Also approved by a majority of those voting was a proposal to amend the Certificate of Incorporation of the Company to increase from 40 million to 100 million the aggregate number of authorized shares of the Company's common stock and a proposal to amend the Company's 1996 Long-Term Performance Plan (the "Plan") in order to increase the number of authorized shares available under the Plan to four million and to amend certain other provisions of the Plan.

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

                                             COLUMBIA LABORATORIES, INC.

                                             /S/ DAVID L. WEINBERG
                                             ---------------------
                                             DAVID L. WEINBERG, Vice President-
                                             Finance and Administration,
                                             Chief Financial Officer

DATE:      August 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBERS
-------

27.1   -   Financial Data Schedule