Form 10-Q
period 2000-09-30
COLUMBIA LABORATORIES INC
filed 2000-11-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 1-10352

                           COLUMBIA LABORATORIES, INC.
               (Exact name of Company as specified in its charter)


          Delaware                                          59-2758596
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


100 North Village Avenue, Suite 32
Rockville Centre, New York                                     11570
(Address of principal executive offices)                     (Zip Code)


Company's telephone number, including area code: (516) 766-2847


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 31, 2000: 30,477,782

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,            December 31,
                                                                                           2000                     1999
                                                                                    --------------------     --------------------
                                                                                        (Unaudited)
ASSETS
      Current assets-
          Cash and cash equivalents                                                          $7,823,032               $1,982,085
          Accounts receivable, net                                                            2,783,964                1,835,086
          Inventories                                                                         1,253,781                1,848,816
          Prepaid expenses                                                                      749,366                  468,948
          Other current assets                                                                  316,201                  568,259
                                                                                    --------------------     --------------------
            Total current assets                                                             12,926,344                6,703,194

      Property and equipment, net                                                               680,428                1,008,553
      Intangible assets, net                                                                  1,820,688                4,860,212
      Other assets                                                                              253,578                  415,654
                                                                                    --------------------     --------------------
            TOTAL ASSETS                                                                    $15,681,038              $12,987,613
                                                                                    ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current liabilities-
          Accounts payable                                                                   $1,336,310               $2,089,260
          Accrued expenses                                                                      886,733                1,072,567
          Deferred revenue                                                                      100,000                  100,000
                                                                                    --------------------     --------------------
            Total current liabilities                                                         2,323,043                3,261,827
      Convertible subordinated note payable                                                  10,000,000               10,000,000
                                                                                    --------------------     --------------------
            TOTAL LIABILITIES                                                                12,323,043               13,261,827
                                                                                    --------------------     --------------------
Stockholders' equity (deficiency)-
      Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 33 and 923
            shares issued and outstanding in 2000 and 1999, respectively                             --                        9
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2000 and 1999                                           16                       16
          Series C Convertible Preferred Stock, 4,110 and 5,260
            shares issued and outstanding in 2000 and 1999, respectively                             41                       53
      Common stock, $.01 par value; 100,000,000 shares in 2000 and
          40,000,000 shares in 1999 authorized; 30,477,782 and 29,124,686
          shares issued and outstanding in 2000 and 1999, respectively                          304,778                  291,246
      Capital in excess of par value                                                        106,076,383               99,575,803
      Accumulated deficit                                                                  (103,009,171)            (100,198,848)
      Accumulated other comprehensive income                                                    (14,052)                  57,507
                                                                                    --------------------     --------------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             3,357,995                 (274,214)
                                                                                    --------------------     --------------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                                             $15,681,038              $12,987,613
                                                                                    ====================     ====================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Nine Months Ended                       Three Months Ended
                                                                      September 30,                            September 30,
                                                       2000                 1999                 2000               1999
                                                 ------------------   ------------------   -----------------  ------------------
NET SALES                                             $  9,219,872         $ 17,129,968         $ 3,513,917         $ 4,504,390

COST OF GOODS SOLD                                       3,090,233            4,975,544             990,068           1,350,506
                                                 ------------------   ------------------   -----------------  ------------------
     Gross profit                                        6,129,639           12,154,424           2,523,849           3,153,884
                                                 ------------------   ------------------   -----------------  ------------------

OPERATING EXPENSES:
     Selling and distribution                            1,773,510            3,005,952             358,921             993,863
     General and administrative                          3,029,880            3,707,188           1,185,047             932,698
     Research and development                            3,722,316            4,864,379           1,192,705           1,989,133
                                                 ------------------   ------------------                      ------------------
        Total operating expenses                         8,525,706           11,577,519           2,736,673           3,915,694
                                                 ------------------   ------------------   -----------------  ------------------

        Income (loss) from operations                   (2,396,067)             576,905            (212,824)           (761,810)
                                                 ------------------   ------------------   -----------------  ------------------
OTHER INCOME (EXPENSE):
     License fees, net of expenses                              --              387,500                  --                  --
     Interest income                                       258,880              101,072             122,971              44,809
     Interest expense                                     (566,514)            (566,514)           (188,838)           (188,838)
     Corporate restructuring expense                      (285,000)                  --                  --                  --
     Other, net                                            178,378              (44,542)              6,144             (24,344)
                                                 ------------------   ------------------   -----------------  ------------------
                                                          (414,256)            (122,484)            (59,723)           (168,373)
                                                 ------------------   ------------------   -----------------  ------------------

     Income (loss) before income taxes                  (2,810,323)             454,421            (272,547)           (930,183)
     Provision for income taxes                                 --               69,000                  --                  --
                                                 ------------------   ------------------   -----------------  ------------------
        Net income (loss)                              ($2,810,323)            $385,421           ($272,547)          ($930,183)
                                                 ==================   ==================   =================  ==================

INCOME (LOSS) PER COMMON AND
     POTENTIAL COMMON SHARE:
     Basic and Diluted                                $       (.10)        $         --         $      (.01)        $      (.03)
                                                 ==================   ==================   =================  ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON AND POTENTIAL
     COMMON SHARES OUTSTANDING:
     Basic and Diluted                                  30,151,000           28,790,000          30,478,000          28,997,000
                                                 ==================   ==================   =================  ==================

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                                       Nine Months Ended                         Three Months Ended
                                                                         September 30,                              September 30,
                                                        2000                 1999                 2000                  1999
                                                  ------------------   -----------------    ------------------    ----------------
NET INCOME (LOSS)                                       ($2,810,323)           $385,421             ($272,547)          ($930,183)

Other comprehensive income (loss):

    Foreign currency translation, net of tax                 71,559             (23,432)               22,878             (13,566)
                                                  ------------------   -----------------    ------------------    ----------------

Comprehensive income (loss)                             ($2,738,764)           $361,989             ($249,669)          ($943,749)
                                                  ==================   =================    ==================    ================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                              2000                         1999
                                                                        -----------------             ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         ($2,810,323)                    $385,421
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
     Depreciation and amortization                                               582,605                      729,520
     Issuance of warrants for consulting services                                114,387                       42,187
     Gain on sale of assets                                                     (158,629)                          --
     Loss on disposal of fixed assets                                             47,817                           --

   Changes in assets and liabilities-
     (Increase) decrease in:
     Accounts receivable                                                        (948,878)                  (1,016,498)
     Inventories                                                                 595,035                      812,675
     Prepaid expenses                                                           (280,418)                    (244,479)
     Other assets                                                                414,133                          532

   Increase (decrease) in:
     Accounts payable                                                           (752,950)                  (1,332,866)
     Accrued expenses                                                           (210,884)                    (413,360)
     Deferred revenue                                                                 --                     (478,150)
                                                                        -----------------             ----------------
   Net cash used in operating activities                                      (3,408,105)                  (1,515,018)
                                                                        -----------------             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                4,119,729                           --
   Purchase of property and equipment                                            (16,168)                     (75,647)
   Acquisition of licensing rights                                              (525,000)                    (100,000)
                                                                        -----------------             ----------------
     Net cash provided by (used in) investing activities                       3,578,561                     (175,647)
                                                                        -----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                          --                    5,770,343
   Dividends paid                                                               (166,749)                    (338,692)
   Proceeds from exercise of options and warrants                              5,891,504                      149,375
                                                                        -----------------             ----------------
     Net cash provided by financing activities                                 5,724,755                    5,581,026
                                                                        -----------------             ----------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                                                               Nine Months Ended September 30,
                                                                              2000                         1999
                                                                        -----------------             ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (54,264)                     23,432
                                                                        -----------------             ----------------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                                       5,840,947                   3,913,793

CASH AND CASH EQUIVALENTS,
    Beginning of period                                                        1,982,085                     315,288
                                                                        -----------------             ----------------

CASH AND CASH EQUIVALENTS,
    End of period                                                             $7,823,032                  $4,229,081
                                                                        =================             ================

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

(2) INVENTORIES:

                                 September 30,             December 31,
                                     2000                     1999
                              -------------------      -------------------
Finished goods                          $631,568               $1,029,574
Raw materials                            622,213                  819,242
                              -------------------      -------------------

                                      $1,253,781               $1,848,816
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

As of September 30, 2000, the Company has received approximately $408,669 in royalty and license fees which have been included in net sales in the accompanying statements of operations.

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

                                                       Nine Months Ended September 30,        Three Months Ended September 30,
                                                          2000                1999                2000                 1999
                                                   -----------------   ------------------  -----------------    ------------------
Net income (loss)                                       ($2,810,323)            $385,421          ($272,547)            ($930,183)
   Less: Preferred stock dividends                         (166,749)            (217,035)           (51,441)              (71,971)
         Deduction related to Series C
         Convertible Preferred Stock                             --             (133,320)                --                    --
                                                   -----------------   ------------------  -----------------    ------------------

Net income (loss) applicable to
   common stock                                         ($2,977,072)             $35,066          ($323,988)          ($1,002,154)
                                                   =================   ==================  =================    ==================

Basic:
   Weighted average number of
       common shares outstanding                         30,151,000           28,790,000         30,478,000            28,686,000
                                                   =================   ==================  =================    ==================

   Basic net income (loss) per common share         $          (.10)    $             --    $          (.01)     $           (.03)
                                                   =================   ==================  =================    ==================

Diluted:
   Weighted average number of
       common shares outstanding                         30,151,000           28,790,000         30,478,000            28,997,000
   Weighted average number of
       potential common shares                                   --                   --                 --                    --
                                                   -----------------   ------------------  =================    ==================
   Weighted average number of
   common and potential shares outstanding               30,151,000           28,790,000         30,478,000            28,997,000
                                                   =================   ==================  =================    ==================

   Diluted net income (loss) per
       common share                                 $          (.10)    $             --    $          (.01)     $           (.03)
                                                   =================   ==================  =================    ==================

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:

                                                                   Income
                                              Net               (Loss) from           Identifiable
                                             Sales               Operations              Assets
                                       ------------------     -----------------     ------------------
As of and for the nine months
ended September 30, 2000-
     United States                            $7,406,177             ($965,601)            $8,907,612
     Europe                                    1,813,695            (1,430,466)             6,773,426
                                       ------------------     -----------------     ------------------

                                              $9,219,872           ($2,396,067)           $15,681,038
                                       ==================     =================     ==================

As of and for the nine months
ended September 30, 1999-
     United States                           $14,808,968            $4,921,469            $12,112,150
     Europe                                    2,321,000            (4,344,564)             3,578,087
                                       ------------------     -----------------     ------------------

                                             $17,129,968              $576,905            $15,690,237
                                       ==================     =================     ==================

As of and for the three months
ended September 30, 2000-
     United States                            $2,756,769             ($111,031)
     Europe                                      757,148              (101,793)
                                       ------------------     -----------------

                                              $3,513,917             ($212,284)
                                       ==================     =================

As of and for the three months
ended September 30, 1999-
     United States                            $3,743,808              $703,814
     Europe                                      760,582            (1,465,624)
                                       ------------------     -----------------

                                              $4,504,390             ($761,810)
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

         Cash and cash equivalents increased from approximately $1,982,000 at December 31, 1999 to approximately $7,823,000 at September 30, 2000. The Company received approximately $5.9 million, from the exercise of outstanding options and warrants, and $4.5 million from the sale of various tangible and intangible assets related to the U.S. rights for Replens.

         The Company has a worldwide, except for South Africa, license and supply agreement with Ares-Serono ("Serono") a Swiss pharmaceutical company, to market Crinone. Under the terms of the agreement, as of September 30, 2000, the Company has earned $17 million in milestone payments and will continue to receive additional milestone payments. The Company also supplies Crinone to Serono at a price equal to 30% of Serono's net selling price

         In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 2000, the Company has paid approximately $1.8 million in royalty payments.

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

         As of September 30, 2000, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $47.0 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $5.2 million on research and development in 2000 and an additional $10,000 on property and equipment.

         As of September 30, 2000, the Company had available net operating loss carryforwards of approximately $50 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 2000 and December 31, 1999, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $18 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.


Results of Operations - Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 1999

         Net sales decreased by approximately $7.9 million from approximately $17.1 million in 1999 to approximately $9.2 million in 2000. The decrease is primarily lower Crinone sales ($5.6 million in 2000 versus $10.3 million in 1999)resulting from the transition to the Company's new marketing partner. The remainder of the sales decrease totaling approximately $3.2 million results from the Company's sale of the Replens line and the licensing of the other over-the-counter brands in May 2000.

         Gross profit as a percentage of net sales decreased in 2000 to 66% as compared to 71% in 1999. The lower gross profit in 2000 is the result of the decrease in Crinone sales which has a higher gross profit.

         Selling and distribution expenses decreased by approximately $1,232,000 to approximately $1,774,000 in 2000 from $3,006,000 in 1999. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands resulting in an approximately $528,000 reduction in advertising and marketing expenses, an approximately $54,000 reduction of broker expenses, an approximately $128,000 reduction in Replens amortization expense and an approximately $157,000 reduction in warehousing and freight costs. These reductions were offset in part with an approximately $121,000 increase in advertising allowances in 2000 which the Company assumed as a part of the transaction. Due to the reduction in Crinone sales there was a reduction of approximately $91,000 in royalties and an approximately $120,000 reduction in warehousing and freight costs.

         General and administrative expenses decreased by approximately $677,000 to approximately $3,030,000 in 2000 compared to approximately $3,707,000 in 1999. The majority of the decrease is the result of a decrease in legal expenses of approximately $663,000 related to litigation settled in March 2000. This was offset somewhat, by an increase of $158,000 for patent counsel incurred because of the filing of several worldwide patents.

         Research and development decreased in 2000 by approximately $1,142,000 from approximately $4,864,000 in 1999 to $3,722,000 in 2000. The decrease is primarily related to decreased stability, manufacturing development and regulatory expenses totaling approximately $787,000 related to decreased Crinone production.

         Corporate restructure expenses of $285,000 are related to estimated costs associated with the Company's closing of its corporate and accounting operations in Florida.

         Net license fees of $387,500 in 1999 represent an upfront payment received in connection with a licensing agreement entered into in March 1999. No such fees were received in 2000.

         Interest expense related to the convertible subordinated note payable totaled approximately $567,000 in 2000 and 1999.

         In 1999, the Company recorded a $69,000 alternative minimum tax provision for U.S. federal taxes. No such provision is required in 2000.

         As a result, the net loss for the nine months ended September 30, 2000 was $2,810,323 or $.10 per common share as compared to net income for the nine months ended September 30, 1999 of $385,421 or $.00 per common share.


Results of Operations - Three Months Ended September 30, 2000 versus Three Months Ended September 30, 1999


         Net sales decreased by approximately $1.0 million from approximately $4.5 million in 1999 compared to $3.5 million in 2000. The decrease is primarily the result of decreased sales resulting from the Company's sale of the Replens line and licensing of the other over-the-counter brands.

         Gross profit as a percentage of net sales increased in 2000 to 72% as compared to 70% in 1999. The divestiture of the over-the-counter products with their lower gross margins accounted for the improvement.

         Selling and distribution expenses decreased by approximately $635,000 to approximately $359,000 in 2000 from $994,000 in 1999. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands resulting in an approximately $247,000 reduction in advertising and marketing expenses, an approximately $77,000 reduction in Replens amortization expense and an approximately $91,000 reduction in warehousing and freight costs.

         General and administrative expenses increased by approximately $252,000 to approximately $1,185,000 in 2000 compared to approximately $933,000 in 1999. The majority of the increase is the result of fees spent to procure worldwide patent protection on several new patents.

         Research and development decreased in 2000 by approximately
$796,000 from approximately $1,989,000 in 1999 to $1,193,000 in 2000. The decrease is primarily related to decreased stability, manufacturing development and regulatory expenses totaling approximately $423,000 related to decreased Crinone production..

         Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2000 and 1999.

         As a result, the net loss for the three months ended September 30, 2000 was $272,547 or $.01 per common share as compared to the net loss for the three months ended September 30, 1999 of $930,183 or $.03 per common share.

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

         None


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


                                            COLUMBIA LABORATORIES, INC.


                                            /S/ DAVID L. WEINBERG
                                            ----------------------------------
                                            DAVID L. WEINBERG, Vice President-
                                            Finance and Administration,
                                            Chief Financial Officer

DATE:      November 14, 2000
       -------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

   27.1            Financial Data Schedule