Form 10-K405
period 2000-12-31
COLUMBIA LABORATORIES INC
filed 2001-03-29
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the transition period from ______ to

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 2001: $169,220,438.

         Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 2001: 30,783,794.

                                     PART I

Item 1. Business

General Description of Business

         Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop unique pharmaceutical products that treat female specific diseases and conditions including infertility, dysmenorrhea, endometriosis and hormonal deficiencies. Columbia's research in endocrinology has also led to the development of a product to treat "Andropause" in men. Columbia's products primarily utilize the Company's patented bioadhesive delivery technology, the ("Bioadhesive Delivery System").

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

         The Company's principal executive offices are located at 100 North Village Avenue, Suite 32, Rockville Centre, New York 11570, and its telephone number is (516) 766-2847. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France"), Columbia Laboratories
(UK) Limited ("Columbia UK") and Columbia Research Laboratories, Inc. ("Columbia Research").

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

Financial Information About Segment

         The Company is currently engaged solely in one business segment -- the development and sale of pharmaceutical products and cosmetics. See footnote 8 to the consolidated financial statements for information on foreign operations.

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

         Outside the U.S., Crinone has been approved for marketing for one or more medical indications in more than 28 countries. The medical indications include the treatment of secondary amenorrhea, progesterone supplementation or replacement as part of an ART treatment for infertile women, the prevention of hyperplasia and endometrial cancer in post-menopausal women receiving hormone replacement therapy ("HRT"), the reduction of symptoms of premenstrual syndrome ("PMS"), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding.

         In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP market Crinone. Under the terms of the agreement, the Company earned $17 million in milestone payments to date and may receive additional milestone payments, if the conditions are met. The Company also supplied Crinone at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono ("Serono"), a Swiss pharmaceutical company. Serono paid $68 million to AHP for the rights to Crinone and assumed AHP's financial obligations to the Company.

         Advantage-S(R). Advantage-S, the Company's female contraceptive gel utilizes the Bioadhesive Delivery System with the active ingredient nonoxynol-9 (the "Product") and it has been marketed in the United States by the Company since July 1998 under an existing monograph for nonoxynol-9 spermicidal products. The Product had been marketed in the United States under the tradename Advantage 24(R) by Lake Pharmaceuticals, Inc. ("Lake"). In July 1997, the FDA alleged that the monograph did not permit a claim for 24-hour effectiveness. Although, the Company believes that its claim for 24-hour effectiveness was valid, it agreed with the FDA in February 1998 to market the Product without a claim for 24-hour effectiveness under the tradename of Advantage-S. During the period in which the Company was disputing the FDA allegations, the Company terminated its license agreement with Lake. In July 1998, the Company began marketing the Product in the United States under the tradename Advantage-S. In March 2000, the Company paid Lake $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock) and therefore, reacquired the United States rights to Advantage-S. Among Advantage-S benefits is that it utilizes the Company's Bioadhesive Delivery System, which enables the nonoxynol-9 to adhere to the cervix.

         Replens(R). Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the Bioadhesive Delivery System. Replens was marketed in the United States by the Company after it reacquired the marketing rights from the Warner-Lambert Company on April 1, 1998. In May 2000, the Company sold the U.S. rights for Replens to Lil' Drug Store Products, Inc. for $4.5 million. Additionally, Lil' Drug Store agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. Replens sales. Replens is marketed by various pharmaceutical companies throughout the rest of the world.

         Other Products. The Company also marketed until April 2000 Advanced Formula Legatrin PM(R), for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin(R) GCM Formula(TM), which nutritionally supports healthy joint function; Vaporizer in a bottle(R), a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb(R), a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System. In May 2000, the Company licensed these products to Lil' Drug Store Products, Inc. Under the terms of these agreements, the Company will receive license fees equal to 20% of the license's net sales. These agreements each have five-year terms with provisions for renewal and contain options that allow for the acquisition of the products by the licensee. On December 29,2000, Lil' Drug Store purchased Vaporizer in a Bottle for $201,800.

         In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company received $462,500, net of expenses, in 1999 and expects to receive future milestone payments, as the Company makes products available. In the second quarter of 2000, the first product made available under this agreement, was launched in Italy by Mipharm SpA. It is a vaginal gel, trade name MipHil, that prevents vaginal odor. The Company is currently exploring its options to have this product, which requires no prescription, marketed in the United States.

Research and Development

         The Company expended $5.2 million in 2000, $6.7 million in 1999 and $7.8 million in 1998 on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the Company's Crinone, Advantage-S, Chronodyne and Testosterone Bioadhesive Tablet products. These studies are coordinated from the Company's New York and Paris offices.

         Testosterone Progressive Hydration Buccal Tablet. In August 1998, the Company announced that studies had been completed demonstrating that its patented progressive hydration buccal tablet can completely replace the normal amount of testosterone produced by men. The new progressive hydration buccal tablet which is only 9 mm in diameter and insensible after being inserted into the mouth, has been shown to deliver physiologic levels of testosterone. This contrasts with large transdermal patches which produce sub-physiologic levels and gels which may be inexact as to dosing and messy. Phase III research trials are being conducted in both the United States and Europe and the Company expects to submit regulatory filings by the end of 2000.

Testosterone has traditionally been used to treat hypogonadel men. Hypogonadism in men is characterized by a deficiency or absence of endogenous testosterone production. However, recent data has demonstrated that men with low levels of testosterone may be at a greater risk of having a heart attack. Like the failure of the ovaries in menopausal women to produce estrogen, decreased production of testosterone in men may lead to a condition called "Andropause". The advent of Andropause in men may have the same impact as menopause in women- increased risk of cardiovascular disease, Alzheimer's disease and ultimately osteoporosis.

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

         Testosterone Progressive Hydration Vaginal Tablet. The Company completed, in October 2000, a Phase I trial of its Testosterone Progressive Hydration Vaginal Tablet for women. The study demonstrates that testosterone could be delivered vaginally over a period of days. In the Phase II trial, not currently scheduled, Columbia will seek to refine the dose to achieve physiological levels in serum/brain/bone while at the same time producing supraphysiological levels in the endometrium, the lining of the uterus. Because of Columbia's patented "First Uterine Pass Effect", we hope to establish that this small tablet, 6 mm in diameter, used twice a week will enhance libido, provide an increased sense of well being, decrease the risk of osteoporosis and also produce an atrophic endometrium. If successful, potential clinical uses will be:
     (1) To shrink the portion of fibroids that sticks into the endometrium and causes severe bleeding which often becomes an indication for hysterectomy. 15% of women in the general population and as many as 50% of African American women above the age of 35 have fibroids. There is no approved medical therapy for fibroids.
     (2) To create a no-bleed menopause regimen that eliminates the need for a progestational agent and simultaneously gives all the benefits of testosterone. In the United States alone, approximately 5 million intact women take hormone replacement therapy.

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

Chronodyne represents a new approach in the treatment of dysmenorrhea. Traditionally, analgesics are used by women after the pain occurs with the result that only partial relief is obtained. Chronodyne can prevent pain from occurring by addressing the root cause of dysmenorrhea, painful uterine contractions. Chronodyne would be used at the first sign of dysmenorrhea, therefore preventing painful contractions.

It is a widely held theory that endometriosis can be a result of retrograde (backward-flowing) menstruation. Endometriosis can occur when endometrial tissue flows backward through the fallopian tubes and attaches to nearby pelvic structures, such as the ovary, and then grows. It has been shown that many women who develop endometriosis have a long history of dysmenorrhea. It has been shown that women with endometriosis have an abnormality of uterine contractility which prevents sperm from reaching the fallopian tubes, thereby causing infertility. The Company believes that Chronodyne can normalize uterine contractility and restore fertility.

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

         During 2000, there were three United States patents granted to the Company. The first patent was for the use of the polycarboxylic acid polymers to treat vaginal infections. The second patent was for using progesterone alone for treating or reducing ischemia. The third patent was for a pharmaceutical composition for treating dysmenorrhea and premature labor.

         During 1999, there were two United States patents granted to the Company. The first patent was for a method of treating or reducing ischemia or incidence of cardiovascular events by administering progesterone to increase the effects of estrogen. The second patent was for the composition and method of moisturizing mammalian membranous tissue.

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

Over-the-Counter Drugs

         The Company currently markets one over-the-counter product, Advantage-S, which is sold to drug wholesalers, mass merchandisers and chain drug stores. The Company utilizes approximately 20 drug manufacturers' representative firms to make calls on the Company's trade customers. The manufacturers' representatives receive commissions based on sales made within their respective territories.

Sales

         The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 5% or more of consolidated net sales in any of the three years ended December 31, 2000.

                                       2000           1999           1998
                                     ----------     ----------    -----------
Crinone                                  73%            56%           25%
Replens                                  12             24            40
Legatrin PM/Legatrin GCM                  7             12            26
Other Products and License Fees           8              8             9
                                     ----------     ----------    -----------
                                        100%           100%          100%
                                     ==========     ==========    ===========

Ares-Serono accounted for approximately 73% of 2000 consolidated net sales. AHP and Ares-Serono accounted for approximately 56% of 1999 consolidated net sales. AHP accounted for approximately 25% of 1998 consolidated net sales. A retail customer accounted for approximately 5%, 9% and 15% of 2000, 1999 and 1998 consolidated net sales, respectively. Another customer accounted for approximately 5% of 1999 consolidated net sales.

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

Employees

          As of February 28, 2001, the Company had 27 employees, 4 in management, 10 in research and development administration, 5 in manufacturing, 2 in marketing, and 6 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

          The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. See "Executive
Compensation--Employment Agreements."

Item 2. Properties

          As of February 28, 2001, the Company leases the following properties:

                                                                                           Annual
    Location                     Use                  Square feet          Expiration       Rent
    --------                     ---                  -----------          ----------       ----
Paris, France              Research admin office         9,500             August 2004     206,000(1)
Paris, France              Business residence            2,600             June 2001        29,000
Rockville Center, NY       Corporate & Research          2,500             October 2004     79,000
                           Administration office

     (1)  For the Year 2001. Thereafter, $78,000 per year for 2,100 square feet.

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

         In June and July 2000, six class action lawsuits were filed in the United States District Court for the Southern District of Florida purportedly on behalf of purchasers of the Company's common stock during the period from November 8, 1999 to June 9, 2000. These lawsuits were later combined into one. The complaints allege, among other things, that the Company and William Bologna, David Weinberg and Norman Meier made materially misleading statements and omissions about the likely prospects for two of the Company's products in violation of the federal securities laws. The Company and the individual defendants have filed a motion to dismiss the complaint. The Company intends to defend the lawsuit vigorously.

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

                                                    High               Low
                                                    ----               ---
Fiscal Year Ended December 31, 1999
-----------------------------------

         First Quarter                              $6.81            $2.88
         Second Quarter                              9.06             5.88
         Third Quarter                               8.69             5.69
         Fourth Quarter                              8.31             5.50


Fiscal Year Ended December 31, 2000
-----------------------------------

         First Quarter                             $17.94            $6.31
         Second Quarter                             12.94             4.69
         Third Quarter                               8.25             4.44
         Fourth Quarter                              7.00             3.75

         At February 28, 2001, there were 400 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 9,500 beneficial owners, 2 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") and 14 shareholders of record of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock").

         On January 31, 2001, the Company completed an offering of 288,462 shares of the Company's Common Stock, under its shelf Registration Statement on Form S-3 (Registration No. 333-38230), as amended by Post-Effective Amendment No. 1 thereto filed on February 6, 2001 (the "Registration Statement"), a base Prospectus dated May 31, 2000 (the "Prospectus"), and the related Prospectus Supplement dated January 31, 2001, pursuant to Stock Purchase Agreement (the "Agreement"), dated as of January 31, 2001, between the Company and Ridgeway Investment Limited. The shares of Common Stock were sold at a price of $5.20 per share, calculated based on a small negotiated discount to the market price on January 31, 2001.

         On February 6, 2001, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") to sell up to $20 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $20 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $20 million described above.

         On May 2000, the Company granted to Ryan Beck & Co. Inc. and certain employees, as part of a services agreement, warrants to purchase up to an aggregate of 12,500 shares of common stock at an exercise price of $7.0625 per share.

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

         On October 25, 1999, the Company granted to Ryan Beck & Co., Inc. and certain employees, as part of a services agreement, warrants to purchase up to an aggregate of 12,500 shares of common stock at an exercise price of $7.0625 per share.

         On August 31, 1998 the Company granted to Value Management & Research AG a warrant to purchase up to an aggregate of 120,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for consulting services performed.

         The Series A Preferred Stock pays cumulative dividends at a rate of 8% per annum payable quarterly on the first business day of the subsequent quarter, however, the dividend amounting to $66.00 was paid prior to December 31, 2000. The Series C Preferred Stock issued in January 1999 pays cumulative dividends at a rate of 5% per annum payable quarterly on the last day of the quarter.

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

Item 6. Selected Financial Data

         The following selected financial data (not covered by the auditor's report) have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with such consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial condition and Results of Operations" of this Report.

                                                          For the Years Ended December 31,
                                            2000       1999        1998        1997         1996
                                         ---------------------------------------------------------
Statement of Operations Data: (000's except  per share data)
Net sales                                  $13,173   $18,921      $10,018     $16,547      $5,646
Net income ( loss) (1)                      (2,603)   (2,210)     (13,860)        763     (13,079)
Income (loss) per common share               (0.09)    (0.09)       (0.48)       0.03       (0.47)
Weighted average number
  of common shares outstanding-diluted      30,235    28,853       28,679      29,982      27,615

Balance Sheet Data: (000's)

Working capital (deficiency)               $10,936    $3,441      ($1,401)     $5,140        $720
Total assets                                15,519    12,988       11,880      15,002       9,980
Long-term debt                              10,000    10,000       10,000          --          --
Stockholders' equity (deficiency)            3,494      (274)      (4,333)      8,814       4,673

(1) 1999, 1998, 1997 and 1996 net income (loss) includes approximately $463,000, $73,000, $7.0 million and $2.0 million, respectively, of license fee income.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Forward-Looking Information

          The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (v) failure to develop the Company's products or delay in development of the Company's products and (vi) the timely completion of studies and approvals by the FDA and other regulatory agencies. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

Liquidity and Capital Resources

          Cash and cash equivalents increased from approximately $1,982,000 at December 31, 1999 to approximately $7,595,000 at December 31, 2000. The Company received approximately $4.1 million, net of expenses, from Lil' Drug Stores, Inc. for the sale of Replens and approximately $5,891,000 from the exercise of options and warrants. Offsetting these two items was the approximately $3,588,000 of cash used in operations and $525,000 used to acquire licensing rights. Additionally, the Company paid $218,000 in dividends.

         On January 31, 2001, the Company completed an offering of 288,462 shares of the Company's Common Stock, under the Registration Statement, the base Prospectus and the related Prospectus Supplement dated January 31, 2001, pursuant to the Agreement, dated as of January 31, 2001, between the Company and Ridgeway Investment Limited. The shares of Common Stock were sold at a price of $5.20 per share, calculated based on a small negotiated discount to the market price on January 31, 2001.

          On February 6, 2001, the Company entered into the Purchase Agreement with Acqua Wellington to sell up to $20 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $20 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $20 million described above.

         In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock. ("Preferred Stock"). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share, and
(ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

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

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 2000, the Company has paid approximately $ 1,817,000 in royalty payments.

          As of December 31, 2000, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $ 47.3 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $7.8 million on research and development in 2001 and an additional $200,000 on property and equipment.

          As of December 31, 2000, the Company had available net operating loss carryforwards of approximately $49 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2000 and 1999, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $18 million and $17 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations

         Net sales decreased by approximately 30% in 2000 to approximately $13.2 million as compared to $18.9 million in 1999 and $10.0 million in 1998. Sales of Crinone accounted for approximately $9.6 million of net sales in 2000 as compared to approximately $10.6 million and $2.5 million in 1999 and 1998, respectively. AHP, the Company's former licensee for Crinone, had purchased large quantities of Crinone from the Company in 1999 and this inventory was used to fulfill much of the first quarter 2000 requirement of the new licensee, Ares-Serono. The approximately $8.9 million increase in 1999 over 1998 was attributable to the replenishment of inventory utilized in 1998 and increased usage by consumers. Sales of Replens were approximately $1.6 million, $4.5 million and $4.2 million in 2000, 1999 and 1998, respectively. The product was sold in May 2000 which explains the year 2000 decrease in sales.

         Gross profit as a percentage of sales decreased in 2000 to approximately 69% as compared to approximately 70% in 1999 and approximately 43% in 1998.

         Selling and distribution expenses were approximately $2.1 million, $3.9 million and $4.1 million in 2000, 1999 and 1998, respectively. Selling and distribution expenses decreased by approximately 46% in 2000 compared to 1999 as a result of the sale by the Company of most of its over the counter products in May 2000.

         General and administrative expenses decreased approximately $594,000 or 13% to approximately $3.9 million in 2000 from approximately $4.6 million in 1999. The decrease was principally the result of an approximately $240,000 reduction in legal expense resulting from settled litigation and a $229,000 reduction in insurance expense due to lower premiums. General and administrative expenses decreased by 21% to $4.6 million in 1999 from $5.8 million in 1998. The principal reasons for the $1.2 million decrease were a $249,000 reduction in salaries, an approximately $ 490,000 reduction in professional services, including investor relations, and an approximately $227,000 reduction in legal expense related to dissident shareholder activities.

         Research and development decreased in 2000 to approximately $5.2 million as compared to approximately $6.7 million in 1999. The $1.5 million decrease was primarily the result of a reduction in Crinone related studies and regulatory fees. Research and development expenditures decreased in 1999 to $6.7 million as compared to $7.8 million in 1998 which was primarily the result of a $125,000 reimbursement of expenses incurred in 1998 negotiated and received in 1999 and an approximately $742,000 reduction in Crinone studies and other research and development costs.

         License fees in 1999 of $462,500, net of expenses totaling $137,500, represent payments received in connection with the licensing agreement with Mipharm SpA entered into in March 1999. License fees in 1998 were $73,088.

         Interest income in 2000 was $367,294. Interest income in 1999 was $134,795 as compared to $141,564 in 1998. The increase in 2000 resulted from interest earned on the money received from the sale of the over-the-counter products in May 2000 and money received from the exercise of options and warrants.

         Interest expense amounted to $755,247, $755,352 and $599,773 in 2000, 1999 and 1998, respectively. Interest expense is primarily from interest on the $10 million note issued in March 1998 which bears an interest rate of 7.125%.

         Office closing expense of $285,000 in 2000 represents the costs associated with closing down the Company's Florida office.

         As a result, the net loss for 2000 was $2,602,931 or $.09 per share as compared to a net loss of $2,210,208 or $0.09 per share in 1999 and net loss of $13,859,734 or $0.48 per share in 1998.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

         The Company does not believe that it has material exposure to market rate risk. The Company has only a fixed rate debt obligation which comes due in 2005. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 14(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Company

The executive officers and directors of the Company as of February 28, 2001 are as follows:

         Name                      Age                Position
         ----                      ---                --------

William J. Bologna                 58            Chairman of the Board and Chief Executive Officer

James J. Apostolakis               58            Vice Chairman of the Board and President

David L. Weinberg                  55            Vice President--Finance and Administration, Chief
                                                 Financial Officer, Secretary and Treasurer

Dominique de Ziegler, M.D.         53            Vice President--Pharmaceutical Development and
                                                 Director

Howard L. Levine, Pharm. D.        46            Vice President--Research and Development

Annick Blondeau, Ph.D.             53            Vice President--Regulatory Affairs

Jean Carvais, M.D.                 73            Director

Norman M. Meier                    61            Director

Denis M. O'Donnell, M.D.           47            Director

Selwyn P. Oskowitz, M.D.           54            Director

Robert C. Strauss                  59            Director

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

         Selwyn P. Oskowitz, M.D. has been a director of the Company since January 1999. Dr. Oskowitz has been an assistant professor of obstetrics, gynecology and reproductive biology at Harvard Medical School since 1993. He is a reproductive endocrinologist at, and the Director of, Boston IVF, a fertility clinic with which he has been associated since 1986. Dr. Oskowitz is also a former President of the Boston Fertility Society.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2000, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

         The following table sets forth information with respect to the compensation of the Company's Chief Executive Officer (the "CEO"), and each of the other four most highly compensated current executive officers of the Company in 2000, for services in all capacities to the Company in 2000, 1999 and 1998.

                           Summary Compensation Table

                                             Annual Compensation       Long-Term Compensation
                                             -------------------       ----------------------
                                                                            Securities
                                                                            Underlying
Name and Principal Position     Year                Salary                    Options
---------------------------     ----                ------                    -------
William J. Bologna(2)           2000                  400,000                 100,000
Chairman of the Board           1999                  350,000                  20,000
and Chief Executive Officer     1998                  400,000                 250,000

James J. Apostolakis(1)         2000                  200,000                 190,000
Vice-Chairman of the            1999                   86,171                 270,000
Board and President

Dominique de Ziegler            2000                  210,000                  20,000
Vice President-                 1999                  221,800                  25,000
 Pharmaceutical                 1998                  221,800                  25,000
 Development

Howard L. Levine                2000                  250,000                  40,000
Vice President-                 1999                  250,000                  60,000
Research and Development        1998                  279,198                  50,000

David L. Weinberg               2000                  200,000                  10,000
Vice President-Finance          1999                  189,000                  25,000
and Administration,             1998                  182,000                  50,000
Chief Financial Officer,
Secretary and Treasurer

(1) James J. Apostolakis was elected Vice-Chairman of the Board on January 28, 1999 and was also elected President as of January 1, 2000.
(2)  William J. Bologna was elected Chief Executive Officer as of January 1,
     2000.

                            Option Grants During 2000

                         Number of      % of total
                         Securities     Options                                              Grant
                         Underlying     Granted to          Exercise                         Date
                         Options        Employees           Price           Expiration       Present
Name                     Granted        in 1999             ($/Share)       Date             Value (1)
----                     -------        -------             ---------       ----             ---------
William J. Bologna      100,000           19.7%                 9.25          5/30/10         547,440

James J. Apostolakis     90,000           17.8%                 9.25          5/30/10         492,696
                        100,000           19.7%                 5.69         11/16/10         336,600

Dominique de Ziegler     20,000            3.9%                 9.25          5/30/10         109,488

Howard L. Levine         40,000            7.9%                 9.25          5/30/10         218,976

David L. Weinberg        10,000            2.0%                 9.25          5/30/10          54,744

(1) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the date of grant, (ii) an option term of three years, (iii) an interest rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the expected option term,
     (iv) volatility of 87.2% for 2000 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.


    Aggregated Option Exercises During 2000 and Fiscal Year End Option Values

                                                         Number of Securities       Value of Unexercised
                                                        Underlying Unexercised          In-the-Money
                                                             Options at                  Options at
                    Shares Acquired        Value          December 31, 2000           December 31, 2000
Name                  On Exercise        Realized     Exercisable  Unexercisable   Exercisable  Unexercisable
----                  -----------        --------     -----------  -------------   -----------  -------------
William J. Bologna               -       $      -      1,168,750     130,000      $    7,088      $      -

James J. Apostolakis             -              -        378,750     190,000         119,338             -

Dominique de Ziegler        50,000        600,000        120,000      20,000            -                -

Howard L. Levine            25,000        110,938        285,000      40,000            -                -

David L. Weinberg                -              -        100,000      10,000            -                -

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

         In March 2001, the Company entered into a three-year employment agreement with G. Frederick Wilkinson to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, Mr. Wilkinson is entitled to a base salary of $450,000 per year plus a minimum ten percent bonus. Additionally, Mr. Wilkinson was granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $5.85 and warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $8.35. The options and warrants vest ratably over a four-year period.

         In July 1995, the Company entered into a three-year employment agreement with Dominique de Ziegler, to serve as Director of Research Development. Pursuant to this agreement, Dr. de Ziegler was paid an annual salary of $203,500. As additional compensation, Dr. de Ziegler was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise prices of $7.25 per share. Pursuant to the terms of such agreement, Dr. de Ziegler agreed to dedicate his services on a substantially full-time basis and has agreed for the term of his agreement and for two years thereafter not to compete with the Company. Dr. de Ziegler's contract expired in July 1998. For the calendar years 1997, 1998 and 1999, Dr. de Ziegler's salary was increased to $221,800. On December 30, 1999, the Company entered into a two-year employment agreement with Dr. de Ziegler to serve as Director of Research and Development. Pursuant to this agreement, Dr. de Ziegler will receive an annual salary of $210,000 plus a housing allowance of approximately $36,000. The housing allowance was discontinued as of July 1, 2000.

         The exercise price of all of the options granted pursuant to the aforementioned employment agreements are based on the closing price of the Company's Common Stock on the American Stock Exchange on the day of grant.

Compensation of Directors

         The following table provides information of the Company's compensation and reimbursement practices during 2000 for non-employee directors. Directors who are employed by the Company do not receive any additional compensation for their board activities:

         Director Retainer                                  $3,500(1)
         Committee Retainer                                 $  583(1)
         Stock Options Granted upon Election
            at Annual Meeting                                  10,000
         Stock Options Granted per Committee
            upon Election at Annual Meeting                     1,000
         Additional Stock Options Granted                      25,000
         Reimbursement for Expenses Attendant
            to Board Membership                                   Yes

(1) Cash compensation commenced June 1, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Set forth below is certain information as of February 28, 2001, with respect to the beneficial ownership of the Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of such stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table under "Executive Compensation" and (iv) all executive officers and directors of the Company as a group.

           Name of                                        Shares, Nature of Interest
      Beneficial Owner                               and Percentage of Equity Securities(1)
      ----------------                               --------------------------------------
William J. Bologna (2)                                     3,065,290               9.6%
James J. Apostolakis (3)                                   1,398,078               4.5%
David L. Weinberg (4)                                        104,000                  *
Dominique de Ziegler (4)                                     120,000                  *
Howard L. Levine (4)                                         285,000               0.9%
Jean Carvais (4)                                              46,000                  *
Denis M. O'Donnell (4)                                        22,000                  *
Selwyn P. Oskowitz (4)                                        20,000                  *
Robert C. Strauss (4)                                         51,000                  *
Norman M. Meier (5)                                        1,698,250               5.3%
Officers and directors as a group (11 people)              6,809,618              20.1%

*    Represents less than 1 percent.

(1) Includes shares issuable upon exercise of both options and warrants which are currently exercisable or which may be acquired within 60 days and shares issuable upon conversion of the Series B and Series C Preferred Stock (20.57 for the Series B Preferred Stock and 285.71 for the Series C Preferred Stock).

(2) Includes 20,570 shares issuable upon conversion of 1,000 shares of Series B Preferred Stock and 71,428 shares issuable upon conversion of 250 shares of Series C Preferred Stock. Includes 1,198,750 shares issuable upon exercise of options and warrants, which are currently exercisable or which may be acquired within 60 days. Includes 198,062 shares beneficially owned by Mr. Bologna's spouse.

(3) Includes 71,428 shares issuable upon conversion of 250 shares of Series C Preferred Stock. Includes 378,750 shares issuable upon exercise of options and warrants which are currently exercisable or which may be acquired within 60 days.

(4) Includes shares issuable upon exercise of options, which are currently exercisable or which may be acquired within 60 days, to purchase 100,000 shares with respect to Mr. Weinberg, 120,000 shares with respect to Dr. de Ziegler, 285,000 shares with respect to Dr. Levine, 46,000 shares with respect to Dr. Carvais, 22,000 shares with respect to Dr. O'Donnell, 20,000 shares with respect to Dr. Oskowitz and 50,000 shares with respect to Mr. Strauss.

(5) Includes 1,202,250 shares issuable upon exercise of options and warrants, which are currently exercisable or which may be acquired within 60 days.

As of February 28, 2001, the Company knows of no persons other than shown above who beneficially own or exercise voting or dispositive control over 5% or more of the Company's outstanding Common Stock.

Item 13. Certain Relationships and Related Transactions

         During 1993, the Company loaned Messrs. Meier and Bologna, $80,000 and $110,350, respectively. The notes, which bear interest at 10% per annum and are unsecured but with full recourse, were due on or before December 7, 1996. The due dates of these notes have subsequently been extended through December 7, 1999. At December 31, 2000, the balances including interest remain outstanding and total $136,667 and $189,051, respectively. Commencing March 1, 2001, payroll deductions are being made from Mr. Meier's salary so that his loan will be repaid in full by December 31, 2001. Mr. Bologna's loan remains outstanding at March 15, 2001.

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

(a)(1)(2) Financial Statements and Financial Statement Schedules

         Indexes to financial statements and financial statement schedules appear on F-1 and S-1, respectively.

(a)(3) Executive Compensatory Plans and Arrangements

         Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier
         Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna
         Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti
         Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier
         Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna
         Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti
         Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti
         Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier
         Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna
         Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis
         Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler
         Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson

(b) Reports on Form 8-K

         On February 7, 2001, the Company filed a Form 8-K in which it reported the completion of an offering of 288,462 shares of its common stock to Ridgeway Investment Limited and in which it also reported that it had entered into an agreement with Acqua Wellington to sell up to $20 million of its common stock to Acqua Wellington.

         On March 26, 2001, the Company filed a Form 8-K in which it reported the signing of a three-year employment agreement with G. Frederick Wilkinson to serve as President and Chief Executive Officer of the Company.

(c) Exhibits

3.1    --   Restated Certificate of Incorporation of the Company, as amended 1/
3.2    --   Amended and Restated By-laws of Company 10/
4.1    --   Certificate of Designations, Preferences and Rights of Series C
            Convertible Preferred Stock of the Company, dated as of January 7,
            1999 10/
4.2    --   Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto 10/
4.3    --   Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. 10/

4.4    --   Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P. 10/
4.5    --   Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto 10/
4.6    --   Form of Warrant to Purchase Common Stock 10/
4.7    --   Warrant to Purchase Common Stock granted to James J. Apostolakis on
            September 23, 1999
10.1   --   Employment Agreement dated as of January 1, 1996, between the
            Company and Norman M. Meier 6/
10.2   --   Employment Agreement dated as of January 1, 1996, between the
            Company and William J. Bologna 6/
10.3   --   1988 Stock Option Plan, as amended, of the Company 4/
10.4   --   1996 Long-term Performance Plan, as amended, of the Company 7/
10.5   --   License and Supply Agreement between Warner-Lambert Company and the
            Company dated December 5, 199 13/
10.6   --   Asset Purchase, License and Option Agreement, dated November 22,
            1989 1/
10.7   --   Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti 8/
10.8   --   License and Supply Agreement for Crinone between Columbia
            Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 1995 5/
10.9   --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier 8/
10.10  --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna 8/
10.11  --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti 8/
10.12  --   Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated
            Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read
            Inc. 9/
10.13  --   Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company 9/
10.14  --   Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti. 10/
10.15  --   Agreement dated as of December 14, 1998, by and among Columbia
            Laboratories, Inc., William J. Bologna, Norman M. Meier, James J.
            Apostolakis, David Ray, Bernard Marden, Anthony R. Campbell, David
            M. Knott and Knott Partners, L.P. 10/
10.16  --   License and Supply Agreement for Crinone between Columbia
            Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May
            20, 1999 11/
10.17  --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 11/
10.18  --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 11/
10.19  --   Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 11/
10.20  --   Employment Agreement dated December 30, 1999 between the Company and
            Dominique de Ziegler 11/
10.21  --   Settlement Agreement and Release dated as of March 16, 2000 between
            Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products,
            Inc. 11/
10.22  --   Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc. 12/
10.23  --   License Agreement dated April 18, 2000, between the Company and Lil'
            Drug Store Products, Inc. 12/
10.24  --   Distribution Agreement dated April 18, 2000, between the Company and
            Lil' Drug Store Products, Inc. 12/

10.25  --   Stock Purchase Agreement, dated January 31, 2001, between the
            Company and Ridgeway Investment Limited 13/
10.26  --   Common Stock Purchase Agreement, dated February 6, 2001, between the
            Company and Acqua Wellington North American Equities Fund, Ltd. 13/
10.27  --   Employment Agreement dated March 16, 2001 between the Company and G.
            Frederick Wilkinson 14/
21          Subsidiaries of the Company 15/

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

3/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/ Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

9/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

11/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

12/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

13/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on February 7, 2001.

14/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 26, 2001.

15/         Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COLUMBIA LABORATORIES, INC.

Date: March 29, 2001                           By: /s/ David L. Weinberg
     --------------------                         ------------------------------
                                               David L. Weinberg, Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 /s/ William J. Bologna             Chairman of the Board of Directors          March 29, 2001
-----------------------             and Chief Executive Officer
William J. Bologna


 /s/ James J. Apostolakis           Vice Chairman of the Board of Directors     March 29, 2001
-------------------------           and President
James J. Apostolakis


 /s/ David L. Weinberg              Vice President-Finance and                  March 29, 2001
----------------------              Administration, Chief Financial
David L. Weinberg                   Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting
                                    Officer)


 /s/ Dominique de Ziegler           Vice President - Pharmaceutical             March 29, 2001
-------------------------           Development and Director
Dominique de Ziegler


 /s/ Jean Carvais                   Director                                    March 29, 2001
-----------------
Jean Carvais


/s/ Norman M. Meier                 Director                                    March 29, 2001
-------------------
Norman M. Meier


 /s/ Denis M. O'Donnell             Director                                    March 29, 2001
-----------------------
Denis M. O'Donnell


 /s/ Selwyn P. Oskowitz             Director                                    March 29, 2001
-----------------------
Selwyn P. Oskowitz


 /s/ Robert C. Strauss              Director                                    March 29, 2001
----------------------
Robert C. Strauss

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                         F-2


Consolidated Balance Sheets
  As of December 31, 2000 and 1999                                         F-3


Consolidated Statements of Operations
  for the Three Years Ended December 31, 2000                              F-5


Consolidated Statements of Comprehensive Operations
  for the Three Years Ended December 31, 2000                              F-6


Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Three Years Ended December 31, 2000                              F-7


Consolidated Statements of Cash Flows
  for the Three Years Ended December 31, 2000                              F-9


Notes to Consolidated Financial Statements                                 F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 13, 2001, except for the third paragraph of Note 10 as to which the date is March 12, 2001.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                     ASSETS
                                     ------

                                                                              2000               1999
                                                                          -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents, of which $6,881,000 is
     interest-bearing as of December 31, 2000                             $   7,594,707      $   1,982,085
  Accounts receivable, net of allowance
    for doubtful accounts of $23,000
    and $119,829 in 2000 and 1999, respectively                               3,302,801          1,835,086
  Inventories                                                                   979,738          1,848,816
  Prepaid expenses                                                              758,603            468,948
  Other current assets                                                          325,718            568,259
                                                                          -------------      -------------
    Total current assets                                                     12,961,567          6,703,194
                                                                          -------------      -------------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                             --            164,766
  Machinery and equipment                                                     2,111,116          2,160,288
  Furniture and fixtures                                                        298,512            178,297
                                                                          -------------      -------------
                                                                              2,409,628          2,503,351

     Less-accumulated depreciation and amortization                          (1,815,112)        (1,494,798)
                                                                          -------------      -------------
                                                                                594,516          1,008,553
                                                                          -------------      -------------

INTANGIBLE ASSETS, net                                                        1,746,815          4,860,212

OTHER ASSETS                                                                    216,333            415,654
                                                                          -------------      -------------
TOTAL ASSETS                                                              $  15,519,231      $  12,987,613
                                                                          =============      =============


                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

                                   (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                              2000               1999
                                                                          -------------      -------------
CURRENT LIABILITIES:

  Accounts payable                                                        $     795,508      $   2,089,260
  Accrued expenses                                                            1,129,846          1,072,567
  Deferred revenue                                                              100,000            100,000
                                                                          -------------      -------------
      Total current liabilities                                               2,025,354          3,261,827
                                                                          -------------      -------------

CONVERTIBLE SUBORDINATED NOTE PAYABLE                                        10,000,000         10,000,000

                                                                          -------------      -------------
TOTAL LIABILITIES                                                            12,025,354         13,261,827
                                                                          -------------      -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value; 1,000,000 shares authorized:
     Series A Convertible Preferred Stock,
      33 and 923 shares issued and outstanding in 2000 and
      1999, respectively
      (liquidation preference of $3,300 at December 31, 2000)                        --                  9
     Series B Convertible Preferred Stock,
      1,630 shares issued and outstanding in 2000 and 1999
      (liquidation preference of $163,000 at December 31, 2000)                      16                 16
     Series C Convertible Preferred Stock,
      4,050 and 5,260 shares issued and outstanding in 2000 and 1999, respectively
      (liquidation preference of $4,050,000 at December 31, 2000)                    41                 53
  Common stock, $.01 par value; 40,000,000
    shares authorized; 30,494,924 and 29,124,686
    shares issued and outstanding in 2000 and 1999, respectively                304,949            291,246
  Capital in excess of par value                                            105,991,194         99,575,803
  Accumulated deficit                                                      (102,801,779)      (100,198,848)
  Accumulated other comprehensive income                                           (544)            57,507
                                                                          -------------      -------------
    Total stockholders' equity (deficiency)                                   3,493,877           (274,214)
                                                                          -------------      -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $  15,519,231      $  12,987,613
                                                                          =============      =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------

                                                        2000              1999              1998
                                                    ------------      ------------      ------------
NET SALES                                           $ 13,173,129      $ 18,921,074      $ 10,017,644

COST OF GOODS SOLD                                     4,108,072         5,655,350         5,707,814
                                                    ------------      ------------      ------------
    Gross profit                                       9,065,057        13,265,724         4,309,830
                                                    ------------      ------------      ------------

OPERATING EXPENSES:
  Selling and distribution                             2,120,551         3,938,756         4,099,446
  General and administrative                           3,981,696         4,575,702         5,785,895
  Research and development                             5,206,227         6,652,096         7,821,642
                                                    ------------      ------------      ------------
    Total operating expenses                          11,308,474        15,166,554        17,706,983
                                                    ------------      ------------      ------------

    Loss from operations                              (2,243,417)       (1,900,830)      (13,397,153)
                                                    ------------      ------------      ------------


OTHER INCOME (EXPENSE):
  License fees, net of expenses                               --           462,500            73,088
  Interest income                                        367,294           134,795           141,564
  Interest expense                                      (755,427)         (755,352)         (599,773)
  Office closing expense                                (285,000)               --                --
  Other, net                                             313,619           (82,321)          (77,460)
                                                    ------------      ------------      ------------
                                                        (359,514)         (240,378)         (462,581)
                                                    ------------      ------------      ------------

Loss before income taxes                              (2,602,931)       (2,141,208)      (13,859,734)
Provision for income taxes                                    --            69,000                --
                                                    ------------      ------------      ------------

    Net loss                                        $ (2,602,931)     $ (2,210,208)     $(13,859,734)
                                                    ============      ============      ============


LOSS PER COMMON
 SHARE - BASIC AND DILUTED                          $      (0.09)     $      (0.09)     $      (0.48)
                                                    ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
      BASIC AND DILUTED                               30,235,000        28,853,000        28,679,000
                                                    ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
               ---------------------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------


                                                          2000                  1999                   1998
                                                      -----------            -----------           ------------
NET LOSS                                              $(2,602,931)           $(2,210,208)          $(13,859,734)

Other comprehensive income (loss):
    Foreign currency translation, net of tax               58,051                 89,670                (79,000)
                                                      -----------            -----------           ------------

Comprehensive loss                                    $(2,544,880)           $(2,120,538)          $(13,938,734)
                                                      ===========            ===========           ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          ------------------------------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------

                                 Series A Convertible    Series B Convertible      Series C Convertible
                                   Preferred Stock         Preferred Stock            Preferred Stock
                               -----------------------  ----------------------   -------------------------
                                Number of               Number of                Number of
                                 Shares       Amount     Shares      Amount       Shares         Amount
                               ----------   ----------  ---------  -----------   ----------   ------------
Balance, January 1, 1998              923   $        9      1,630  $        16           --             --
Options exercised                      --           --         --           --           --             --
Warrants exercised                     --           --         --           --           --             --
Dividends on preferred stock           --           --         --           --           --             --
Fair market value of warrants
  granted to non-employees             --           --         --           --           --             --
Fair market value of options
  granted to non-employees             --           --         --           --           --             --
Translation adjustment                 --           --         --           --           --             --
Net loss                               --           --         --           --           --             --
                               ----------   ----------  ---------  -----------   ----------   ------------
Balance, December 31, 1998            923            9      1,630           16           --             --
Issuance of preferred stock            --           --         --           --        6,660   $         67
Options exercised                      --           --         --           --           --             --
Warrants exercised                     --           --         --           --           --             --
Dividends on preferred stock           --           --         --           --           --             --
Fair market value of warrants
  granted to non-employees             --           --         --           --           --             --
Fair market value of options
  granted to non-employees             --           --         --           --           --             --
Translation adjustment                 --           --         --           --           --             --
Conversion of preferred stock          --           --         --           --       (1,400)           (14)
Net loss                               --           --         --           --           --             --
                               ----------   ----------  ---------  -----------   ----------   ------------
Balance, December 31, 1999            923   $        9      1,630  $        16        5,260   $         53
                               ==========   ==========  =========  ===========   ==========   ============

                                     Common Stock
                               -------------------------    Capital in                       Accumulated Other
                               Number of                    Excess of       Accumulated       Comprehensive
                                Shares        Amount        Par Value         Deficit         Income (Loss)        Total
                               ----------  -------------   -------------   ---------------   ---------------   ------------
Balance, January 1, 1998       28,623,187  $     286,231   $  92,588,038   ($   84,128,906)  $        68,177   $  8,813,565
Options exercised                  31,500            315         209,623                --                --        209,938
Warrants exercised                 30,000            300         145,950                --                --        146,250
Dividends on preferred stock           --             --          (6,714)               --                --         (6,714)
Fair market value of warrants
  granted to non-employees             --             --          39,696                --                --         39,696
Fair market value of options
  granted to non-employees             --             --         245,405                --                --        245,405
Translation adjustment                 --             --              --                --            79,000         79,000
Net loss                               --             --              --       (13,859,734)               --    (13,859,734)
                               ----------  -------------   -------------   ---------------   ---------------   ------------
Balance, December 31, 1998     28,684,687        286,846      93,221,998       (97,988,640)          147,177     (4,332,594)
Issuance of preferred stock            --             --       6,373,277                --                --      6,373,344
Options exercised                   5,000             50          26,825                --                --         26,875
Warrants exercised                 35,000            350         122,150                --                --        122,500
Dividends on preferred stock           --             --        (287,994)               --                --       (287,994)
Fair market value of warrants
  granted to non-employees             --             --         112,172                --                --        112,172
Fair market value of options
  granted to non-employees             --             --          11,361                --                --         11,361
Translation adjustment                 --             --              --                --           (89,670)       (89,670)
Conversion of preferred stock     399,999          4,000          (3,986)               --                --             --
Net loss                               --             --              --        (2,210,208)               --     (2,210,208)
                               ----------  -------------   -------------   ---------------   ---------------   ------------
Balance, December 31, 1999     29,124,686  $     291,246   $  99,575,803   ($  100,198,848)  $        57,507   ($   274,214)
                               ==========  =============   =============   ===============   ===============   ============

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          ------------------------------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------

                                   (Continued)

                                 Series A Convertible    Series B Convertible      Series C Convertible
                                   Preferred Stock         Preferred Stock            Preferred Stock
                               -----------------------  ----------------------   -------------------------
                                Number of               Number of                Number of
                                 Shares       Amount     Shares      Amount       Shares         Amount
                               ----------   ----------  ---------  -----------   ----------   ------------
Balance, December 31, 1999            923   $        9      1,630  $        16        5,260   $         53
Options exercised                      --           --         --           --           --             --
Warrants exercised                     --           --         --           --           --             --
Dividends on preferred stock           --           --         --           --           --             --
Fair market value of warrants
  granted to non-employees             --           --         --           --           --             --
Fair market value of options
  granted to non-employees             --           --         --           --           --             --
Shares issued for
  product acquisition                  --           --         --           --           --             --
Translation adjustment                 --           --         --           --           --             --
Conversion of preferred stock        (890)          (9)        --           --       (1,210)           (12)
Net loss                               --           --         --           --           --             --
                               ----------   ----------  ---------  -----------   ----------   ------------
Balance, December 31, 2000             33   $        0      1,630  $        16        4,050   $         41
                               ==========   ==========  =========  ===========   ==========   ============

                                     Common Stock
                               -------------------------    Capital in                      Accumulated Other
                               Number of                    Excess of        Accumulated      Comprehensive
                                Shares        Amount        Par Value          Deficit        Income (Loss)        Total
                               ----------  -------------   -------------   ---------------   ---------------   ------------
Balance, December 31, 1999     29,124,686  $     291,246   $  99,575,803   ($  100,198,848)  $        57,507   ($   274,214)
Options exercised                 793,107          7,931       5,045,604                --                --      5,053,535
Warrants exercised                166,488          1,665         836,298                --                --        837,963
Dividends on preferred stock           --             --        (217,940)               --                --       (217,940)
Fair market value of warrants
  granted to non-employees             --             --          60,009                --                --         60,009
Fair market value of options
  granted to non-employees             --             --          95,506                --                --         95,506
Shares issued for
  product acquisition              53,933            540         599,460                                            600,000
Translation adjustment                 --             --              --                --           (58,051)       (58,051)
Conversion of preferred stock     356,710          3,567          (3,546)               --                --             --
Net loss                               --             --              --        (2,602,931)               --     (2,602,931)
                               ----------  -------------   -------------   ---------------   ---------------   ------------
Balance, December 31, 2000     30,494,924  $     304,949   $ 105,991,194   ($  102,801,779)  ($          544)  $  3,493,877
                               ==========  =============   =============   ===============   ===============   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------

                                                                      2000            1999              1998
                                                                  -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,602,931)     $(2,210,208)     $(13,859,734)
  Adjustments to reconcile net loss to net
   cash used in operating activities-
     Depreciation and amortization                                    753,588          968,845           992,358
     Provision for (recovery of) doubtful accounts                     (6,523)        (110,000)           97,553
     Provision for (recovery of) returns and allowances               164,816           (4,335)           61,020
     Write-down of inventories                                        197,626               --         1,176,200
     Loss on disposal of fixed assets                                  47,817               --                --
     Gain on sale of assets                                          (158,629)              --                --
     Issuance of warrants and options for consulting services         155,515          123,533           285,101
     Write-off of property and equipment                                   --           27,766            52,111

Changes in assets and liabilities- (Increase) decrease in:
      Accounts receivable                                          (1,626,008)        (397,480)        4,741,998
      Inventories                                                     671,452          562,618        (1,334,959)
      Prepaid expenses                                               (289,655)           3,590             5,319
      Other assets                                                    441,861         (283,626)          269,668

    Increase (decrease) in:
      Accounts payable                                             (1,293,752)      (1,942,234)          320,288
      Accrued expenses                                                (42,721)        (408,272)          161,439
      Deferred revenue                                                     --         (478,150)         (464,488)
                                                                  -----------      -----------      ------------
        Net cash used in operating activities                      (3,587,544)      (4,147,953)       (7,496,126)
                                                                  -----------      -----------      ------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------

                                   (Continued)

                                                                      2000            1999              1998
                                                                  -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of product rights                                      $        --      $        --      $ (4,615,644)
  Proceeds from sale of assets                                      4,119,729               --                --
  Purchase of property and equipment                                  (16,168)        (108,648)         (264,720)
  Acquisition of intangibles                                         (525,000)        (100,000)               --
                                                                  -----------      -----------      ------------
    Net cash used in investing activities                           3,578,561         (208,648)       (4,880,364)
                                                                  -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock                            --        6,373,344                --
  Issuance of note payable                                                 --               --        10,000,000
  Dividends paid                                                     (217,940)        (409,651)               --
  Proceeds from exercise of options and warrants                    5,891,498          149,375           356,188
                                                                  -----------      -----------      ------------
    Net cash provided by financing activities                       5,673,558        6,113,068        10,356,188
                                                                  -----------      -----------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (51,953)         (89,670)           79,000
                                                                  -----------      -----------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  5,612,622        1,666,797        (1,941,302)

CASH AND CASH EQUIVALENTS,
  Beginning of year                                                 1,982,085          315,288         2,256,590
                                                                  -----------      -----------      ------------

CASH AND CASH EQUIVALENTS,
  End of year                                                     $ 7,594,707      $ 1,982,085      $    315,288
                                                                  ===========      ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Interest paid                                                   $   712,500      $   712,500      $    367,357
                                                                  ===========      ===========      ============

  Taxes paid                                                      $    19,700      $   134,000      $    110,255
                                                                  ===========      ===========      ============

NON-CASH INVESTING AND FINANCING
  ACTIVITIES

  Common stock issued for trademark                               $   600,000      $        --      $         --
                                                                  ===========      ===========      ============

           The accompanying notes to consolidated financial statements are an integral part of these statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's objective is to develop unique pharmaceutical products that treat female specific diseases and conditions including infertility, dysmenorrhea, endometriosis and hormonal deficiences. Columbia's research in endocrinology has also led to the development of a product to treat "Andropause" in men. Columbia's products primarily utilize the Company's patented bioadhesive delivery technology.

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

    Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:



                                                        December 31,
                                            ----------------------------------
                                                 2000                1999
                                            ---------------     ---------------
Finished goods                                    $551,650          $1,029,574
Raw materials                                      428,088             819,242
                                            ---------------     ---------------
                                                  $979,738          $1,848,816
                                            ===============     ===============

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

    Intangible Assets-

Intangible assets consist of the following:

                                                      December 31,
                                             -------------------------------
                                                 2000              1999
                                             ------------      -------------
        Patents                               $2,600,000         $2,600,000
        Trademarks                             1,581,644          4,956,644
        Licensing rights                         100,000            100,000
                                             ------------      -------------
                                               4,281,644          7,656,644
        Less accumulated amortization         (2,534,829)        (2,796,432)
                                             ------------      -------------
                                              $1,746,815         $4,860,212
                                             ============      =============

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years to fifteen years. Licensing rights are being amortized over a period of five years.

In April 1998, the Company and the Warner-Lambert Company signed an agreement terminating their December 1991 license and supply agreement under which the Warner-Lambert Company had distributed Replens, a vaginal moisturizer which had been developed by the Company. Under the terms of the termination agreement, the Company agreed to pay $4.6 million for the right to reacquire the product Replens, effective on April 9, 1998. The $4.6 million cost was capitalized and was being amortized over a 15 year period. Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens for a total of $4.5 million cash. The gain of approximately $159,000 is included in Other Income, net in the accompanying consolidated statement of operations.

On March 16, 2000, the Company acquired the U.S. rights for the product Advantage S. The cost of the acquisition was $1,225,000 (in cash and Company common stock) which is being amortized over a fifteen-year period.

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

    Income Taxes-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                            2000         1999         1998
                                         ----------   ----------   ----------
Federal income tax rate                      (34.0)%     (34.0)%      (34.0)%
Increase in valuation allowance               34.0        34.0         34.0
U.S. Alternative Minimum Tax                     -         3.2            -
                                         ----------   ----------   ----------
Effective income tax rate                      0.0%        3.2%         0.0%
                                         ==========   ==========   ==========


As of December 31, 2000, the Company has U.S. tax net operating loss carryforwards of approximately $49 million which expire through 2020. The Company also has unused tax credits of approximately $949,000 which expire at various dates through 2012. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. Accordingly, the Company recorded a $69,000 alternative minimum tax provision for U.S. Federal taxes in 1999.

As of December 31, 2000 and 1999, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $18 million and $17 million, respectively (comprised primarily of a net operating loss carryforward) for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

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

    Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $503,000 in 2000, $858,000 in 1999 and $758,000 in 1998.

    Research and Development Costs-

Company sponsored research and development costs related to future products are expensed as incurred. Costs related to research and development contracts are charged to cost of sales upon recognition of the related revenue.

    Loss Per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is antidilutive.

    Statements of Cash Flows-

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

    Stock-Based Compensation-

Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosure of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the three years ended December 31, 2000, the Company has recognized compensation costs under the provisions of APB No. 25, and has provided the expanded disclosure required by SFAS No. 123 (see Note 4).

    Office Closing Expense-

Office closing expense represents the cost associated with closing down the Company's Florida office.

    Recent Accounting Pronouncements-

The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone. Under the terms of the agreement, the Company earned $7 million in milestone payments in 1997 and may receive additional milestone payments in the future. The Company also supplies Crinone to AHP at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company will supply Crinone to Ares-Serono under the same terms as in the agreement with AHP.

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

Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens to Lil' Drug Store Products, Inc., for a total of $4.5 million cash. Additionally, the purchaser agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens. Additionally, effective May 5, 2000, the Company licensed its Legatrin PM, Legatrin GCM, Vaporizer in a Bottle and Diasorb brands to the same purchaser mentioned above. Under the terms of these agreements, the Company will receive license fees equal to 20% of the license's net sales of these brands. These agreements each have a five-year terms with provisions for renewal and contain options that allow the licensee to acquire these brands from the Company. On December 29, 2000, Lil' drug Store Products, Inc. acquired the Vaporizer in a Bottle brand for $201,800.

The Company has also entered into strategic alliance agreements for the foreign marketing and distribution of Replens and Advantage-S with various pharmaceutical companies. Pursuant to these agreements, the Company has received advance payments, of which $100,000 is reflected as deferred revenue in the accompanying December 31, 2000 and 1999 consolidated balance sheets. These advance payments will be recognized as products are shipped to the applicable strategic alliance partners or as sales are made by the strategic alliance partners.

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

     Warrants-

As of December 31, 2000, the Company had warrants outstanding for the purchase of 536,478 shares of Common Stock. Information on outstanding warrants is as follows:

                     Exercise
                        Price
                        -----
                       $ 3.50              162,225
                         4.81              225,000
                         7.06               25,000
                         7.50               75,000
                        10.78               49,253
                                           -------
                                           536,478
                                           =======

All the warrants are exercisable as of December 31, 2000.

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

In October 1996, the Company adopted the 1996 Long-term Performance Plan ("Performance Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. Pursuant to the Performance Plan, an aggregate of 3,000,000 shares of Common Stock have been reserved for issuance. In May 2000, the number of shares reserved for issuance was increased to 4,000,000.

A summary of the status of the Company's two stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                               2000                     1999                      1998
                                    ------------------------   ------------------------  -----------------------
                                                   Weighted                    Weighted                 Weighted
                                                    Average                     Average                  Average
                                                   Exercise                    Exercise                 Exercise
                                       Shares        Price        Shares         Price     Shares        Price
                                    ------------------------   ------------------------  -----------------------
Outstanding at beginning of year      5,671,438       $8.83      5,184,938       $9.13    4,557,274       $8.92
Granted                                 687,000        8.21        512,500        5.97      904,000       11.52
Exercised                              (793,107)       6.40         (5,000)       5.38      (31,500)       6.66
Forfeited                               (15,188)      13.25        (21,000)      15.59     (244,836)      11.29
                                    ------------               ------------              -----------
Outstanding at end of year            5,550,143        9.06      5,671,438        8.83    5,184,938        9.13
                                    ============               ============              ===========

Options exercisable at year end       4,803,143                  5,038,938                4,210,938
                                    ============               ============              ===========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                      Options Outstanding                           Options Exercisable
                  ------------------------------------------------------    -----------------------------------
                                              Weighted
                                               Average        Weighted                                Weighted
    Range of             Number               Remaining       Average             Number             Average
    Exercise           Outstanding           Contractual      Exercise          Exercisable           Exercise
     Prices       at December 31, 2000       Life (Years)       Price       at December 31, 2000       Price
----------------  ------------------------------------------------------    -----------------------------------
 $3.19 - $4.00                 110,000          7.99           $3.26                     110,000       $3.26
 $4.38 - $7.75               2,256,643          4.93            5.00                   2,056,643        4.94
 $8.00 - $12.13              2,024,500           712           10.46                   1,477,500       10.89
$12.25 - $18.63              1,159,000          6.15           15.09                   1,159,000       15.09
                  ---------------------                                     --------------------
 $3.19 - $18.63              5,550,143          6.05            9.06                   4,803,143        9.18
                  =====================                                     ====================

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

                                                   2000            1999            1998
                                             -----------------------------------------------
Net loss                  As reported          ($2,602,931)    ($2,210,208)    ($13,859,734)
                                             ===============================================
                          Proforma             ($4,187,485)    ($4,311,608)    ($17,479,167)
                                             ===============================================

Loss per share            As reported               ($0.09)         ($0.09)          ($0.48)
                                             ===============================================
                          Proforma                  ($0.15)         ($0.15)          ($0.61)
                                             ===============================================

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) a risk free rate of 6% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 87.2% for 2000, 86.7% for 1999 and 55% for 1998 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

(5) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted income (loss) per common and potential common share is as follows:

                                                   2000              1999              1998
                                               ------------      ------------      ------------
Net loss                                       $ (2,602,931)     $ (2,210,208)     $(13,859,734)
Less: Preferred stock dividends                    (217,940)         (287,994)           (6,714)
         Deduction related to Series C
            Convertible Preferred Stock                  --          (133,320)               --
                                               ------------      ------------      ------------

Net loss applicable to
   common stock                                $ (2,820,871)     $ (2,631,522)     $(13,866,448)
                                               ============      ============      ============
Basic and diluted:
     Weighted average number of
          common shares outstanding              30,235,000        28,853,000        28,679,000
                                               ============      ============      ============

     Basic and diluted net loss per common
          and potential common share           $      (0.09)     $      (0.09)     $      (0.48)
                                               ============      ============      ============

(6) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2000, 1999 and 1998 totaled $548,914, $641,569 and $813,167, respectively. Future minimum lease payments as of December 31, 2000 are as follows:

                     2001                  $320,426
                     2002                   191,284
                     2003                   162,813
                     2004                   138,532
                     2005                    29,787
                     Thereafter               9,425
                                           --------
                                           $852,267
                                           ========

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

Employment Agreements-

The Company has employment agreements with certain employees, some of whom are also stockholders of the Company. All of the remaining agreements terminate by December 31, 2001. The future base compensation to be paid under these agreements in 2001 totals $ 1,011,750.

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. No provision was required in 2000, 1999 and 1998.

Legal Proceedings-

In June and July 2000, six class action lawsuits were filed in the United States District Court for the Southern District of Florida purportedly on behalf of purchasers of the Company's common stock during the period from November 8, 1999 to June 9, 2000. These lawsuits were later combined into one. The complaints allege, among other things, that the Company and William Bologna, David Weinberg and Norman Meier made materially misleading statements and omissions about the likely prospects for two of the Company's products in violation of the federal securities law. The Company and the individual defendants have filed a motion to dismiss the complaint. We intend to defend this lawsuit vigorously.

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


(7) RELATED-PARTY TRANSACTIONS:

During 1993, the Company loaned two individuals who are employees, directors and stockholders of the Company an aggregate of $190,350. These notes, which bear interest at 10% per annum and which were due on or before December 7, 1997 were subsequently extended through December 7, 1999. At December 31, 2000, the aggregate balance of $325,718 remains outstanding and is included in other current assets in the accompanying 2000 consolidated balance sheet.

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

(8) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products. One customer accounted for approximately 73% of 2000 consolidated net sales. This and another customer (under the same contract), which it replaced in mid-1999, accounted for 56% of 1999 consolidated net sales. The former customer accounted for 25% of 1998 consolidated net sales. Another customer accounted for approximately 5%, 9% and 15% of 2000, 1999 and 1998 consolidated net sales, respectively. A third customer accounted for approximately 5% of 1999 consolidated net sales. The following table shows selected information by geographic area:

                                                        Income
                                           Net       (loss) from    Identifiable
                                          Sales       Operations       Assets
                                      ------------   ------------   -----------

As of and for  the year
ended  December 31, 2000-

       United States                  $ 10,346,482   ($   137,527)  $ 7,361,419
       Europe                            2,826,647     (2,105,890)    8,157,812
                                      ------------   ------------   -----------
                                      $ 13,173,129   ($ 2,243,417)  $15,519,231
                                      ============   ============   ===========

As of and for the year
ended December 31, 1999-

       United States                  $ 16,376,205   $  3,860,850   $ 9,047,230
       Europe                            2,544,869     (5,761,680)    3,940,383
                                      ------------   ------------   -----------
                                      $ 18,921,074   ($ 1,900,830)  $12,987,613
                                      ============   ============   ===========

As of and for the year
ended December 31, 1998-

       United States                  $  7,515,436   ($ 4,114,779)  $ 7,965,715
       Europe                            2,502,208     (9,282,374)    3,913,831
                                      ------------   ------------   -----------
                                      $ 10,017,644   ($13,397,153)  $11,879,546
                                      ============   ============   ===========

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2000 and 1999:

                                     First           Second            Third          Fourth              Full
                                    Quarter          Quarter          Quarter         Quarter             Year
                                  --------------------------------------------------------------------------------
    2000
    ----
Net sales                         $ 2,989,930      $ 2,716,025      $ 3,513,917      $ 3,953,257      $ 13,173,129
Gross profit                        1,770,082        1,835,708        2,523,849        2,935,418         9,065,057
Income (loss) from operations      (1,194,328)        (988,915)        (212,824)         152,650        (2,243,417)
Net income (loss)                  (1,361,696)      (1,176,080)        (272,547)         207,392        (2,602,931)
Basic and diluted earnings
 (loss) per common share                (0.05)           (0.04)           (0.01)            0.01             (0.09)


1999
----
Net sales                         $ 5,466,461      $ 7,159,117      $ 4,504,390      $ 1,791,106      $ 18,921,074
Gross profit                        3,689,620        5,310,920        3,153,884        1,111,300        13,265,724
Income (loss) per share               (42,881)       1,381,596         (761,810)      (2,477,735)       (1,900,830)
Net income (loss)                     140,110        1,175,494         (930,183)      (2,595,629)       (2,210,208)
Basic and diluted earnings
 (loss) per common share                 0.00             0.03            (0.03)           (0.09)            (0.09)


(10) SUBSEQUENT EVENTS:

On January 31, 2001, the Company sold 288,462 shares of its common stock for $1,500,000 to an institutional investor. The sold shares were registered pursuant to an effective S-3 registration.

On February 6, 2001, the Company entered into an equity financing facility with an institutional investor for up to $20 million over a twenty-four month period. The Company may, at its discretion, subject to certain conditions, including market price, sell shares of its common stock to the institutional investor pursuant to this financing facility at a small discount to market to be determined before each sale. The financing is not subject to any minimum takedown requirements, nor did the Company pay any brokers, finders or financial advisory fees or commissions in connection with this financing facility. The shares to be sold are registered pursuant to an effective S-3 registration.

In March 2001, the Company entered into a three-year employment agreement with
G. Frederick Wilkinson to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, Mr. Wilkinson is entitled to a base salary of $450,000 per year plus a minimum ten percent bonus. Additionally, Mr. Wilkinson was granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $5.85 and warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $8.35. The options and warrants vest ratably over a four-year period.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------


                      INDEX TO FINANCIAL STATEMENT SCHEDULE
                      -------------------------------------

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

Report of Independent Certified Public Accountants                           S-2

Schedule II-Valuation and Qualifying Accounts and Reserves                   S-3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2000 included in this Form 10-K and have issued our report thereon dated February 13, 2001, except for the third paragraph of Note 10 as to which the date is March 12, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 13, 2001, except for the third paragraph of Note 10 as to which the date is March 12, 2001.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------

                                                             Charged to
                                           Balance at       (credited to)                        Balance
                                           beginning          costs and                          at end
            Description                    of period          expenses         Deductions       of period
-----------------------------------       -----------       -------------      ----------       ---------
   YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts           $119,829             ($6,523)         $90,306         $23,000
                                          ===========       =============      ==========       =========


   YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts           $229,829             $10,000         $120,000        $119,829
                                          ===========       =============      ==========       =========


   YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts           $132,276            $105,000           $7,447        $229,829
                                          ===========       =============      ==========       =========

                                  EXHIBIT INDEX

Exhibit Numbers

3.1    --   Restated Certificate of Incorporation of the Company, as amended 1/
3.2    --   Amended and Restated By-laws of Company 10/
4.1    --   Certificate of Designations, Preferences and Rights of Series C
            Convertible Preferred Stock of the Company, dated as of January 7,
            1999 10/
4.2    --   Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto 10/
4.3    --   Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. 10/
4.4    --   Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P. 10/
4.5    --   Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto 10/
4.6    --   Form of Warrant to Purchase Common Stock 10/
4.7    --   Warrant to Purchase Common Stock granted to James J. Apostolakis on
            September 23, 1999
10.1   --   Employment Agreement dated as of January 1, 1996, between the
            Company and Norman M. Meier 6/
10.2   --   Employment Agreement dated as of January 1, 1996, between the
            Company and William J. Bologna 6/
10.3   --   1988 Stock Option Plan, as amended, of the Company 4/
10.4   --   1996 Long-term Performance Plan, as amended, of the Company 7/
10.5   --   License and Supply Agreement between Warner-Lambert Company and the
            Company dated December 5, 199 13/
10.6   --   Asset Purchase, License and Option Agreement, dated November 22,
            1989 1/
10.7   --   Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti 8/
10.8   --   License and Supply Agreement for Crinone between Columbia
            Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 1995 5/
10.9   --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier 8/
10.10  --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna 8/
10.11  --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti 8/
10.12  --   Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated
            Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read
            Inc. 9/
10.13  --   Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company 9/
10.14  --   Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti. 10/
10.15  --   Agreement dated as of December 14, 1998, by and among Columbia
            Laboratories, Inc., William J. Bologna, Norman M. Meier, James J.
            Apostolakis, David Ray, Bernard Marden, Anthony R. Campbell, David
            M. Knott and Knott Partners, L.P. 10/
10.16  --   License and Supply Agreement for Crinone between Columbia
            Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May
            20, 1999 11/
10.17  --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 11/
10.18  --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 11/
10.19  --   Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 11/
10.20  --   Employment Agreement dated December 30, 1999 between the Company and
            Dominique de Ziegler 11/
10.21  --   Settlement Agreement and Release dated as of March 16, 2000 between
            Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products,
            Inc. 11/
10.22  --   Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc. 12/

10.23  --   License Agreement dated April 18, 2000, between the Company and Lil'
            Drug Store Products, Inc. 12/
10.24  --   Distribution Agreement dated April 18, 2000, between the Company and
            Lil' Drug Store Products, Inc. 12/
10.25  --   Stock Purchase Agreement, dated January 31, 2001, between the
            Company and Ridgeway Investment Limited 13/
10.26  --   Common Stock Purchase Agreement, dated February 6, 2001, between the
            Company and Acqua Wellington North American Equities Fund, Ltd. 13/
10.27  --   Employment Agreement dated March 16, 2001 between the Company and G.
            Frederick Wilkinson 14/
21          Subsidiaries of the Company 15/

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

3/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/ Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

9/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

11/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

12/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

13/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on February 7, 2001.

14/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 26, 2001.

15/         Filed herewith.