Form 10-K405/A
period 2000-12-31
COLUMBIA LABORATORIES INC
filed 2001-04-12
CIK 821995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-K/A
                                (Amendment No.1)


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

         Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of February 28, 2001: 30,783,794.

                                EXPLANATORY NOTE


This Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A is being filed in order to correct the number of authorized shares of Registrant's common stock reported on page F-4 of the Consolidated Balance Sheets as of December 31, 2000 and 1999, filed as part of the Registrant's Annual Report on Form 10-K.

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

11/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

12/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

13/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on February 7, 2001.

14/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 26, 2001.


15/ Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COLUMBIA LABORATORIES, INC.


Date: April 12, 2001                           By: /s/ David L. Weinberg
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

11/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

12/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

13/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on February 7, 2001.

14/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 26, 2001.


15/ Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2001.