Form 10-Q
period 2001-03-21
COLUMBIA LABORATORIES INC
filed 2001-05-15
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 1, 2001: 30,788,581

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,        December 31,
                                                                                 2001               2000
                                                                             -------------      -------------
                                                                              (Unaudited)
ASSETS
   Current assets-
      Cash and cash equivalents                                              $   8,515,930      $   7,594,707
      Accounts receivable, net                                                     923,185          3,302,801
      Inventories                                                                1,119,085            979,738
      Prepaid expenses                                                           1,010,478            758,603
      Other current assets                                                         325,718            325,718
                                                                             -------------      -------------
         Total current assets                                                   11,894,396         12,961,567

   Property and equipment, net                                                     487,684            594,516
   Intangible assets, net                                                        1,672,943          1,746,815
   Other assets                                                                    199,935            216,333
                                                                             -------------      -------------
   TOTAL ASSETS                                                              $  14,254,958      $  15,519,231
                                                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities-
      Accounts payable                                                       $     892,067      $     795,508
      Accrued expenses                                                           2,132,812          1,129,846
      Deferred revenue                                                             100,000            100,000
                                                                             -------------      -------------
         Total current liabilities                                               3,124,879          2,025,354

      Convertible subordinated note payable                                     10,000,000         10,000,000
                                                                             -------------      -------------
         TOTAL LIABILITIES                                                      13,124,879         12,025,354
                                                                             -------------      -------------
    Stockholders' equity (deficiency)-
       Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 0 and 33
            shares issued and outstanding in 2001 and 2000, respectively              --                 --
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2001 and 2000                              16                 16
          Series C Convertible Preferred Stock, 4,050
            shares issued and outstanding in 2001 and 2000, respectively                41                 41
      Common stock, $.01 par value; 100,000,000 shares
         authorized; 30,788,581 shares and 30,494,924
         issued and outstanding in 2001 and 2000, respectively                     307,889            304,949
      Capital in excess of par value                                           107,469,951        105,991,194
      Accumulated deficit                                                     (106,620,708)      (102,801,779)
      Accumulated other comprehensive income                                       (27,110)              (544)
                                                                             -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY                                              1,130,079          3,493,877
                                                                             -------------      -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  14,254,958      $  15,519,231
                                                                             =============      =============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended March 31,
                                          2001               2000
                                      ------------      ------------

NET SALES                             $    847,815      $  2,989,930

COST OF GOODS SOLD                         465,897         1,219,848
                                      ------------      ------------
  Gross profit                             381,918         1,770,082
                                      ------------      ------------
OPERATING EXPENSES:
  Selling and distribution                 262,751           812,870
  General and administrative               760,760           788,128
  Research and development               1,612,554         1,363,412
  Product recall costs                   1,500,000              --
                                      ------------      ------------
   Total operating expenses              4,136,065         2,964,410
                                      ------------      ------------
   Loss from operations                 (3,754,147)       (1,194,328)
                                      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest income                          104,844            28,304
  Interest expense                        (188,838)         (188,838)
  Other, net                                19,212            (6,834)
                                      ------------      ------------
                                           (64,782)         (167,368)
                                      ------------      ------------

  Net loss                            $ (3,818,929)     $ (1,361,696)
                                      ============      ============

NET LOSS PER COMMON SHARE
  Basic and diluted                   $      (0.13)     $      (0.05)
                                      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic and diluted                     30,688,997        29,527,163
                                      ============      ============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                    2001              2000
                                                 -----------      -----------
NET LOSS                                         $(3,818,929)     $(1,361,696)

Other comprehensive income (loss):
    Foreign currency translation, net of tax          26,566           51,547
                                                 -----------      -----------

Comprehensive loss                               $(3,792,363)     $(1,310,149)
                                                 ===========      ===========

            See notes to condensed consolidated financial statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                       2001             2000
                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           ($3,818,929)     ($1,361,696)
 Adjustments to reconcile net loss to net
   cash used in operating activities-
   Depreciation and amortization                        179,983          241,322
   Issuance of warrants for consulting services          41,124            5,681

 Changes in assets and liabilities-
   (Increase) decrease in:
    Accounts receivable                               2,379,616         (603,472)
    Inventories                                        (139,347)         419,973
    Prepaid expenses                                   (251,875)          61,694
    Other assets                                         16,398          263,883

 Increase (decrease) in:
    Accounts payable                                     96,559         (596,311)
    Accrued expenses                                  1,002,966         (425,317)
                                                    -----------      -----------

   Net cash used in operating activities               (493,505)      (1,994,243)
                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                      (6,165)          (5,354)
 Acquisition of licensing rights                           --           (200,000)
                                                    -----------      -----------
   Net cash used in investing activities                 (6,165)        (205,354)
                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock               1,491,231             --
 Dividends paid                                         (50,658)         (62,404)
 Proceeds from exercise of options
   and warrants                                            --          5,833,237
                                                    -----------      -----------

   Net cash provided by financing activities          1,440,573        5,770,833
                                                    -----------      -----------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                             Three Months Ended March 31,
                                               2001             2000
                                            -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH         (19,680)         (51,547)
                                            -----------      -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                          921,223        3,519,689

CASH AND CASH EQUIVALENTS,
  Beginning of period                         7,594,707        1,982,085
                                            -----------      -----------

CASH AND CASH EQUIVALENTS,
  End of period                             $ 8,515,930      $ 5,501,774
                                            ===========      ===========

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) INVENTORIES:

                               March 31,      December 31,
                                 2001             2000
                              ----------      ------------
Finished goods                $  533,332        $551,650
Raw materials                    585,753         428,088
                              ----------        --------

                              $1,119,085        $979,738
                              ==========        ========


(3) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected information by geographic area:


                                       Net            Loss from        Identifiable
                                      Sales           Operations          Assets
                                   ------------      ------------      ------------
As of and for the three months
ended March 31, 2001-

      United States                $    274,586      $ (2,558,919)     $  7,057,077
      Europe                            573,229        (1,195,228)        7,197,881
                                   ------------      ------------      ------------

                                   $    847,815      $ (3,754,147)     $ 14,254,958
                                   ============      ============      ============
As of and for the three months
ended March 31, 2000-

      United States                $  2,412,784      $   (144,827)     $ 13,127,361
      Europe                            577,146        (1,049,501)        4,226,895
                                   ------------      ------------      ------------

                                   $  2,989,930      $ (1,194,328)     $ 17,354,256
                                   ============      ============      ============

(4) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted income (loss) per common and potential common share is as follows:

                                                              Three Months Ended March 31,
                                                                2001               2000
                                                            ------------      ------------
Net loss                                                    $ (3,818,929)     $ (1,361,696)
   Less: preferred stock dividends                               (50,658)          (62,404)
                                                            ------------      ------------

Net loss applicable to common stock                           (3,869,587)       (1,424,100)
                                                            ============      ============

Basic and diluted:
   Weighted average number of common shares outstanding       30,688,997        29,527,163
                                                            ============      ============

   Basic and diluted net loss per common share              $      (0.13)     $       (.05)
                                                            ============      ============

(5) LEGAL PROCEEDINGS:

In June and July 2000, six class action lawsuits were filed in the United States District Court for the Southern District of Florida purportedly on behalf of purchasers of the Company's common stock during the period from November 8, 1999 to June 9, 2000. These lawsuits were later combined into one. The complaints allege, among other things, that the Company and William Bologna, David Weinberg and Norman Meier made materially misleading statements and omissions about the likely prospects for two of the Company's products in violation of the federal securities law. The Company and the individual defendants have filed a motion to dismiss the complaint. On May 9, 2001, the complaint was dismissed with prejudice.

Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not covered, are without any or have little merit or involve such amounts that is disposed of unfavorably would not have a material adverse effect on the Company.

(6) EMPLOYMENT AGREEMENTS:

In March 2001, the Company entered into a three-year employment agreement with
G. Frederick Wilkinson to serve as President and Chief Executive Officer of the Company. Pursuant to his employment, Mr. Wilkinson is entitled to a base salary of $450,000 per year plus a minimum ten percent bonus. Additionally, Mr. Wilkinson was granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $5.85 and warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $8.35. The options and warrants vest ratably over a four year period.

(7) PRODUCT RECALL:

On April 5, 2001, the Company announced that it has request its licensee, Serono, to voluntarily recall a number of batches of Crinone(R), a progesterone vaginal gel used in the treatment of infertile women. The recall has been initiated due to an application problem of the gel, which may change consistency over time in the recalled batches. Investigations of the problem to date confirm that there is no safety risk to patients, and that the active ingredient, progesterone, is still effective, and all other parameters remain within specification. The Company estimates that the direct out-of-pocket costs related to the recall will approximate $1.5 million, which was recorded in the first quarter of 2001. The Company is attempting to recover a portion of the product recall costs from its trade suppliers, but has not included any potential recovery, if any, in its estimate.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Information

          The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (v)failure to develop the Company products or delay in the development of the Company's products and (vi) the timely completion of studies and approvals by the FDA and other regulatory agencies. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

Liquidity and Capital Resources

          Cash and cash equivalents increased from $7,594,707 at December 31, 2000 to $8,515,930 at March 31, 2001. On January 31, 2001, the Company completed an offering of 288,462 shares of the Company's Common Stock, under the Registration Statement, the base Prospectus and the related Prospectus Supplement dated January 31, 2001, pursuant to the Agreement, dated as of January 31, 2001, between the Company and Ridgeway Investment Limited. The shares of Common Stock were sold at a price of $5.20 per share, calculated based on a small negotiated discount to the market price on January 31, 2001.

          Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acque Wellington, the Company may also, at its sole discretion, grant Acque Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above.

          The Company has a worldwide, except for South Africa, license and supply agreement for Crinone(R) with Serono, a Swiss pharmaceutical company. Under the terms of the agreement, as of March 31, 2001, the Company has earned $17 million in milestone payments and may receive additional milestone payments, if certain conditions are met. The Company supplies Crinone to Serono at a price equal to 30% of Serono's net selling price.

          In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 2001, the Company has paid approximately $1.8 million in royalty payments.

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

          The Company believes that sales and liquidity will increase as Crinone is fully marketed by Serono.

          As of March 31, 2001, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $47.6 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

          Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $8.0 million on research and development in 2001 and an additional $40,000 on property and equipment.

          As of March 31, 2001, the Company had available net operating loss carryforwards of approximately $50.0 million to offset its future U.S. taxable income.

          In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2001 and December 31, 2000, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $18 million, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations - Three Months Ended March 31, 2001 versus
Three Months Ended March 31, 2000

Net sales decreased by approximately $2.1 million to approximately $848,000 in 2001 as compared to approximately $2,990,000 in 2000. The decrease is primarily the result of decreased Crinone sales of approximately $735,000 in 2001 from approximately $1,274,000 in 2000 to approximately $539,000 in 2001. In March 2001, the Company received some complaints about an application problem in its product Crinone, which the Company licensed to Serono. The Company began investigating the problem and in early April both the Company and Serono concluded that there was no safety issue but that a voluntary recall was necessary to remove the affected batches of Crinone that had this potential application problem. No sales of Crinone were made by the Company to Serono during the period of investigation.

Gross profit as a percentage of net sales decreased in 2001 to 45% as compared to 59% in 2000. The lower gross profit in 2001 is the result of the decrease in Crinone sales, which has a higher gross profit.

Selling and distribution expenses decreased by approximately $550,000 in 2001. Selling and distribution expenses decreased from approximately $813,000 in 2000 to approximately $263,000 in 2001 resulting from the sale of the Company' over-the-counter division in May 2000.

General and administrative expenses decreased by approximately $27,000 from approximately $788,000 in 2000 to approximately $761,000 in 2001.

Research and development increased in 2001 by approximately $249,000 from approximately $1,364,000 in 2000 to approximately $1,613,000 in 2001. The costs of the Company's Phase III trials for its male testosterone product accounted for the increase.

Product recall costs represent an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone.

Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2001 and 2000.

As a result, the net loss for the three months ended March 31, 2001 was $3,818,929 or $(.13) per common share as compared to a net loss for the three months ended March 31, 2000 of $1,361,696 or ($.05) per common share.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In June and July 2000, six class action lawsuits were filed in the United States District Court for the Southern District of Florida purportedly on behalf of purchasers of the Company's common stock during the period from November 8, 1999 to June 9, 2000. These lawsuits were later combined into one. The complaints allege, among other things, that the Company and William Bologna, David Weinberg and Norman Meier made materially misleading statements and omissions about the likely prospects for two of the Company's products in violation of the federal securities law. The Company and the individual defendants have filed a motion to dismiss the complaint. On May 9, 2001, the complaint was dismissed with prejudice.

Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not covered, are without any or have little merit or involve such amounts that is disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

          None.

          Reports on Form 8-K

          On February 7, 2001, the Company filed a Form 8-K in which it reported the completion of an offering of 288,462 shares of its common stock to Ridgeway Investment Limited. The Company also reported that it had entered into an agreement with Acqua Wellington to sell up to $20 million of its common stock to Acqua Wellington.

          On March 26, 2001, the Company filed a Form 8-K in which it reported the signing of a three year employment agreement with G. Frederick Wilkinson to serve as President and Chief Executive Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLUMBIA LABORATORIES, INC.

                                       /S/ DAVID L. WEINBERG
                                      ------------------------------------------
                                      DAVID L. WEINBERG, Vice President-
                                      Finance and Administration,
                                      Chief Financial Officer

DATE:      May 15, 2001