Form 10-Q
period 2001-06-30
COLUMBIA LABORATORIES INC
filed 2001-08-14
CIK 821995

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


100 North Village Avenue, Ste 32
Rockville Centre, New York                                   11570
(Address of principal executive offices)                   (Zip Code)


Company's telephone number, including area code: (516) 766-2847


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

     Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 31, 2001: 31,527,982

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

     The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

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

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                                June 30,            December 31,
                                                                                                  2001                  2000
                                                                                              --------------       --------------
                                                                                               (Unaudited)
ASSETS
      Current assets-
          Cash and cash equivalents                                                           $   6,782,906        $   7,594,707
          Accounts receivable, net                                                                  910,748            3,302,801
          Inventories                                                                               992,346              979,738
          Prepaid expenses                                                                          870,376              758,603
          Other current assets                                                                      297,536              325,718
                                                                                              --------------       --------------
            Total current assets                                                                  9,853,912           12,961,567

      Property and equipment, net                                                                   403,686              594,516
      Intangible assets, net                                                                      1,599,071            1,746,815
      Other assets                                                                                  197,318              216,333
                                                                                              --------------       --------------
            TOTAL ASSETS                                                                      $  12,053,987        $  15,519,231
                                                                                              ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current liabilities-
          Accounts payable                                                                    $     993,300        $     795,508
          Accrued expenses                                                                        2,716,533            1,129,846
          Deferred revenue                                                                                -              100,000
                                                                                              --------------       --------------
            Total current liabilities                                                             3,709,833            2,025,354
      Convertible subordinated note payable                                                      10,000,000           10,000,000
                                                                                              --------------       --------------
            TOTAL LIABILITIES                                                                    13,709,833           12,025,354
                                                                                              --------------       --------------
Stockholders' equity (deficiency)-
      Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 0 and 33
            shares issued and outstanding in 2001 and 2000, respectively                                  -                    -
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2001 and 2000                                               16                   16
          Series C Convertible Preferred Stock, 4,050
            shares issued and outstanding in 2001 and 2000                                               41                   41
      Common stock, $.01 par value; 100,000,000 authorized
          31,093,199 and 30,494,924 shares issued and outstanding
          in 2001 and 2000, respectively                                                            310,932              304,949
      Capital in excess of par value                                                            109,118,496          105,991,194
      Accumulated deficit                                                                      (111,050,832)        (102,801,779)
      Accumulated other comprehensive income                                                        (34,499)                (544)
                                                                                              --------------       --------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                (1,655,846)           3,493,877
                                                                                              --------------       --------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                                               $  12,053,987        $  15,519,231
                                                                                              ==============       ==============

           See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                              Six Months Ended             Three Months Ended
                                                                                  June 30,                      June 30,
                                                                            2001            2000           2001           2000
                                                                        -------------  -------------  -------------  -------------
NET SALES                                                               $  1,275,369   $  5,705,955   $    427,554   $  2,716,025

COST OF GOODS SOLD                                                           834,850      2,100,165        368,953        880,317
                                                                        -------------  -------------  -------------  -------------
     Gross profit                                                            440,519      3,605,790         58,601      1,835,708
                                                                        -------------  -------------  -------------  -------------

OPERATING EXPENSES:
     Selling and distribution                                                516,909      1,414,589        254,158        601,719
     General and administrative                                            1,932,940      1,844,833      1,172,180      1,056,705
     Research and development                                              3,545,530      2,529,611      1,932,976      1,166,199
     Product recall costs                                                  1,500,000              -              -              -
     Corporate restructuring expense                                       1,000,000        285,000      1,000,000        285,000
                                                                        -------------  -------------  -------------  -------------
        Total operating expenses                                           8,495,379      6,074,033      4,359,314      3,109,623
                                                                        -------------  -------------  -------------  -------------

        Income (loss) from operations                                     (8,054,860)    (2,468,243)    (4,300,713)    (1,273,915)
                                                                        -------------  -------------  -------------  -------------
OTHER INCOME (EXPENSE):
     Interest income                                                         175,063        135,909         70,219        107,605
     Interest expense                                                       (377,676)      (377,676)      (188,838)      (188,838)
     Other, net                                                                8,420        172,234        (10,792)       179,068
                                                                        -------------  -------------  -------------  -------------
                                                                            (194,193)       (69,533)      (129,411)        97,835
                                                                        -------------  -------------  -------------  -------------

     Net loss                                                           $ (8,249,053)  $ (2,537,776)  $ (4,430,124)  $ (1,176,080)
                                                                        =============  =============  =============  =============

NET LOSS PER COMMON SHARE:
     Basic and diluted                                                  $      (0.27)  $      (0.09)  $      (0.14)  $      (0.04)
                                                                        =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     Basic and diluted                                                    30,830,000     29,986,278     30,969,453     30,445,392
                                                                        =============  =============  =============  =============

           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
         -------------------------------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Six Months Ended               Three Months Ended
                                                             June 30,                        June 30,
                                                      2001            2000            2001             2000
                                                  -------------   -------------   -------------   -------------
NET LOSS                                           ($8,249,053)    ($2,537,776)    ($4,430,124)    ($1,176,080)

Other comprehensive income (loss):
    Foreign currency translation, net of tax            33,955          48,681           7,389          (2,866)
                                                  -------------   -------------   -------------   -------------

Comprehensive loss                                 ($8,215,098)    ($2,489,095)    ($4,422,735)    ($1,178,946)
                                                  =============   =============   =============   =============

           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  -----------

                                                                                   Six Months Ended June 30,
                                                                              2001                         2000
                                                                        -----------------             ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  ($8,249,053)                 ($2,537,776)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
     Depreciation and amortization                                               336,870                      412,490
     Issuance of warrants for consulting services                                112,387                       71,370
     Provision for returns and allowances                                        100,000                            -
     Gain on sale of assets                                                            -                     (158,629)
     Loss on disposal of fixed assets                                                  -                        9,927

   Changes in assets and liabilities-
     (Increase) decrease in:
     Accounts receivable                                                       2,292,053                     (492,095)
     Inventories                                                                 (12,608)                     380,404
     Prepaid expenses                                                           (111,773)                      15,096
     Other assets                                                                 47,197                      385,028

   Increase (decrease) in:
     Accounts payable                                                            197,792                     (269,688)
     Accrued expenses                                                          1,586,687                      105,982
     Deferred revenue                                                           (100,000)                           -
                                                                        -----------------             ----------------

   Net cash used in operating activities                                      (3,800,448)                  (2,077,891)
                                                                        -----------------             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                        -                    4,119,729
   Purchase of property and equipment                                             (7,987)                      (5,025)
   Acquisition of licensing rights                                                     -                     (525,000)
                                                                        -----------------             ----------------
     Net cash provided by (used in) investing activities                          (7,987)                   3,589,704
                                                                        -----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                      3,122,182                            -
   Dividends paid                                                               (101,283)                    (115,308)
   Proceeds from exercise of options and warrants                                      -                    5,891,504
                                                                        -----------------             ----------------

     Net cash provided by financing activities                                 3,020,899                    5,776,196
                                                                        -----------------             ----------------

                                  (Continued)

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                  (Continued)

                                                                                          Six Months Ended June 30,
                                                                                      2001                        2000
                                                                                 ----------------            ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (24,265)                    (48,681)
                                                                                 ----------------            ----------------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                                                (811,801)                  7,239,328

CASH AND CASH EQUIVALENTS,
    Beginning of period                                                                7,594,707                   1,982,085
                                                                                 ----------------            ----------------

CASH AND CASH EQUIVALENTS,
    End of period                                                                    $ 6,782,906                 $ 9,221,413
                                                                                 ================            ================

           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------

        The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) INVENTORIES:
    -----------

                                         June 30,        December 31,
                                           2001             2000
                                       -----------      -------------
Finished goods                          $ 275,947          $ 551,650
Raw materials                             716,399            428,088
                                       -----------      -------------

                                        $ 992,346          $ 979,738
                                       ===========      =============

(3) SEGMENT INFORMATION:
    -------------------

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:

                                              Net                Loss from           Identifiable
                                             Sales               Operations             Assets
                                       ------------------     -----------------    ------------------
As of and for the six months
ended June 30, 2001-
     United States                            $  438,550           ($4,047,840)          $ 6,684,551
     Europe                                      836,819            (4,007,000)            5,369,436
                                       ------------------     -----------------    ------------------

                                              $1,275,369           ($8,054,840)          $12,053,987
                                       ==================     =================    ==================

As of and for the six months
ended June 30, 2000-
     United States                            $4,649,408           ($1,139,570)          $10,989,429
     Europe                                    1,056,547            (1,328,673)            5,795,584
                                       ------------------     -----------------    ------------------

                                              $5,705,955           ($2,468,243)          $16,785,013
                                       ==================     =================    ==================

As of and for the three months
ended June 30, 2001-
     United States                            $  163,964           ($1,488,921)
     Europe                                      263,590            (2,811,792)
                                       ------------------     -----------------

                                              $  427,554           ($4,300,713)
                                       ==================     =================

As of and for the three months
ended June 30, 2000-
     United States                            $2,236,624             ($994,243)
     Europe                                      479,401              (279,172)
                                       ------------------     -----------------

                                              $2,716,025           ($1,273,415)
                                       ==================     =================

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
    ----------------------------------------------------

         The calculation of basic and diluted loss per common and common equivalent share is as follows:

                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                           2001               2000              2001             2000
                                                     -----------------  ----------------    -------------   -------------
Net loss                                                  ($8,249,053)      ($2,537,776)     ($4,430,124)    ($1,176,080)
   Less: Preferred stock dividends                           (101,283)         (115,308)         (50,625)        (52,904)
                                                     -----------------  ----------------    -------------   -------------

Net loss applicable to
   common stock                                           ($8,350,336)      ($2,653,084)     ($4,480,749)    ($1,228,984)
                                                     =================  ================    =============   =============

Basic and diluted:
   Weighted average number of
       common shares outstanding                           30,830,000        29,986,278       30,969,453      30,445,392
                                                     =================  ================    =============   =============

   Basic and diluted net loss per common share       $          (0.27)  $         (0.09)    $      (0.14)   $      (0.04)
                                                     =================  ================    =============   =============

(5) LEGAL PROCEEDINGS:
    -----------------

In August 2001, Ares Trading S.A. ("Serono") filed an action in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties, and seeks damages and indemnification in the amount of $13 million. The Company intends to defend the lawsuit vigorously.

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

(6) PRODUCT RECALL:
    --------------

On April 5, 2001, the Company announced that it has requested its licensee, Serono, to voluntarily recall a number of batches of Crinone(R), a progesterone vaginal gel used in the treatment of infertile women. The recall has been initiated due to an application problem of the gel, which may change consistency over time in the recalled batches. Investigations of the problem to date confirm that there is no safety risk to patients, and that the active ingredient, progesterone, is still effective, and all other parameters remain within specification. The Company estimates that the direct out-of-pocket costs related to the recall will approximate $1.5 million, which was recorded in the first quarter of 2001. The Company is attempting to recover a portion of the product recall costs from its trade suppliers, but has not included any potential recovery, if any, in its estimate.

(7) CORPORATE RESTRUCTURING EXPENSE:
    -------------------------------

During the three month period ended June 30, 2001, the Company decided to discontinue operations in its Paris, France office. The activities conducted in this office include new product development, coordination of regulatory matters and clinical research performed outside the United States, production planning, quality control and assurance and international marketing. It is anticipated that all operations will cease by December 31, 2001. Certain costs will be incurred in closing the office. The Company estimates that these costs will approximate $1 million. Approximately $800,000 will represent the cost of employment termination in compliance with French employment regulations. Additional costs to be incurred include post-closing rent, fixed asset write-offs and legal costs. As of June 30, 2001, $173,000 of the total cost has been paid.

(8) EMPLOYMENT AGREEMENT:
    --------------------

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

(9) SUBSEQUENT EVENT:
    ----------------

On July 23, 2001, the Company completed an offering of 434,783 shares of the Company's common stock, under the Registration Statement, the base Prospectus and the related Prospectus Supplement dated July 23, 2001, pursuant to the Agreement, dated as of July 23, 2001, between the Company and Ridgeway Investment Limited. The shares of common stock were sold at a price of $6.90 per share, calculated based on a small negotiated discount to the market price on July 23, 2001. Gross proceeds before expenses were $3,000,000.

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------


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

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $7,594,707 at December 31, 2000 to $6,782,906 at June 30, 2001. Through June 30, 2001, the Company completed two offerings of its common stock to Ridgeway Investments Limited. The first on January 31, 2001 for 288,462 shares at a price of $5.20 per share, which resulted in $1,491,231 after expenses and the second on May 10, 2001 for 304,348 shares at a price of $5.75 per share, which resulted in $1,630,951 after expenses. The Company used $3,830,588 for operating activities during the first six months of 2001. The Company also paid $101,283 for dividends to holders of its Series A and C preferred stocks.

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

     On July 23, 2001, the Company completed an offering of its common stock to Ridgeway Investment Limited for 434,783 shares at a price of $6.90 per share.

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

     In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 2001, the Company has paid approximately $1.9 million in royalty payments.

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

     As of June 30, 2001, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.8 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

     Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $8.0 million on research and development in 2001 and an additional $40,000 on property and equipment.

     As of June 30, 2001, the Company had available net operating loss carryforwards of approximately $53.4 million to offset its future U.S. taxable income.

     In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2001 and December 31, 2000, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $19 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations - Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

     Net sales decreased by approximately $4.4 million from approximately $5.7 million in 2000 compared to $1.3 million in 2001. The decrease is primarily the result of decreased Crinone sales of approximately $2.4 million in 2001 from approximately $2.9 million in 2000 to approximately $539,000 in 2001 as result of the voluntary recall of Crinone. No sales of Crinone were recorded from March through June 30, 2001. The remainder of the decrease in sales totaling approximately $1.5 million is the result of the Company's sale of the Replens line and licensing of the other over-the-counter brands in May 2000.

     Gross profit as a percentage of net sales decreased in 2001 to 34% as compared to 63% in 2000. The lower gross profit percentage in 2001 is the result of the decrease in Crinone sales, which has a higher gross profit.

     Selling and distribution expenses decreased by approximately $898,000 in 2001 to approximately $517,000 in 2001 from $1,415,000 in 2000. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands, in May 2000, resulting in an approximately $442,000 reduction in advertising and marketing expenses, an approximately $108,000 reduction in broker expenses, an approximately $102,000 reduction in Replens amortization expense and an approximately $137,000 reduction in warehousing and freight costs. Because of the reduction in Crinone sales, there was a reduction of approximately $57,000 in royalties.

     General and administrative expenses increased by approximately $88,000 in 2001 to approximately $1,933,000 in 2001 compared to approximately $1,845,000 in 2000. The majority of the increase is the result of an increase in salaries associated with the hiring of additional management personnel in 2001 and an increase in patent legal fees.

     Research and development increased in 2001 by approximately $1,016,000 from approximately $2,530,000 in 2000 to $3,546,000 in 2001. The increase is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product.

     Product recall costs in 2001 represent an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone.

     Restructuring costs in 2001, of $1,000,000, represent an estimate of the costs of downsizing the Company's presence outside the United States. Restructuring costs in 2000, of $285,000, relate to estimated costs associated with the Company's closing of its corporate and accounting operations in Florida.

     Interest expense related to the convertible subordinated note payable totaled approximately $378,000 in 2001 and 2000.

     As a result, the net loss for the six months ended June 30, 2001 was $8,259,053 or $(.27) per common share as compared to the net loss for the six months ended June 30, 2000 of $2,537,776 or $(.09) per common share.

Results of Operations - Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

     Net sales decreased by approximately $2.3 million from approximately $2.7 million in 2000 compared to $428,000 in 2001. The decrease is primarily the result of decreased Crinone sales of approximately $1.7 million in 2001 from approximately $1.7 million in 2000 to $0.0 in 2001 as result of the voluntary recall of Crinone. No sales of Crinone were recorded in the three months ended June 30, 2001. The remainder of the decrease in sales totaling approximately $600,000 is the result of the Company's sale of the Replens line and licensing of the other over-the-counter brands in May 2000.

     Gross profit as a percentage of net sales decreased in 2001 to 14% as compared to 68% in 2000. The lower gross profit percentage in 2001 is the result of the decrease in Crinone sales, which has a higher gross profit.

     Selling and distribution expenses decreased by approximately $348,000 in 2001 to approximately $254,000 in 2001 from $602,000 in 2000. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands, in May 2000, resulting in an approximately $171,000 reduction in advertising and marketing expenses, an approximately $33,000 reduction in broker expenses, an approximately $26,000 reduction in Replens amortization expense and an approximately $52,000 reduction in warehousing and freight costs. Because of the reduction in Crinone sales, there was a reduction of approximately $36,000 in royalties

     General and administrative expenses increased by approximately $115,000 in 2001 to approximately $1,172,000 in 2001 compared to approximately $1,057,000 in 2000. The majority of the increase is the result of an increase in salaries associated with the hiring of additional management personnel in 2001 and an increase in legal patent fees.

     Research and development increased in 2001 by approximately $767,000 from approximately $1,166,000 in 2000 to $1,933,000 in 2001. The increase is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product.

     Restructuring costs in 2001, of $1,000,000, represent an estimate of the costs of downsizing the Company's presence outside of the United States. Restructuring costs, in 2000, of $285,000, relate to estimated costs associated with the Company's closing of its corporate and accounting operations in Florida.

     Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2001 and 2000.

     As a result, the net loss for the three months ended June 30, 2001 was $4,430,124 or $(.14) per common share as compared to the net loss for the three months ended June 30, 2000 of $1,176,080 or $(.04) per common share.

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
------   -----------------

         In August 2001, Ares Trading S.A. ("Serono") filed an action in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties, and seeks damages and indemnification in the amount of $13 million. The Company intends to defend the lawsuit vigorously.

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

Item 2.  Changes in Securities
-------  ---------------------

         None.


Item 3.  Defaults upon Senior Securities
-------  -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The 2001 annual meeting of shareholders was held on June 14, 2001 for the purpose of electing the following ten directors (with each nominee receiving at least 23,895,727 votes out of a possible 30,788,851 votes): James J. Apostolakis, William J. Bologna, Jean Carvais, M.D., Dominique de Ziegler, M.D., John W. Gildea, Max Link, Ph.D., Denis O'Donnell, M.D., Selwyn Oskowitz, M.D., Robert C. Strauss and Fred Wilkinson. Also approved by a majority of those voting was a proposal to amend the Company's 1996 Long-Term Performance Plan (the "Plan") in order to increase the number of authorized shares available under the Plan to six million and a proposal to ratify the selection of Goldstein Golub Kessler, LLP as independent auditors for the current year.

Item 5.  Other Information
-------  -----------------

         None.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         A.    Exhibits

               None.

         B.    Reports on Form 8-K

               On April 6, 2001, the Company filed a form 8-K in which it reported that it had requested its licensee, Serono, to voluntarily recall a number of batches of Crinone, a progesterone vaginal gel used in the treatment of infertile women.

               On May 14, 2001, the Company filed a form 8-K in which it reported the completion of an offering of 304,348 shares of its common stock to Ridgeway Investment Limited.

                                  SIGNATURES
                                  ----------


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

DATE:  August 14, 2001
       ---------------