Form 10-Q
period 2001-09-30
COLUMBIA LABORATORIES INC
filed 2001-11-14
CIK 821995

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


                         Commission File Number 1-10352


                           COLUMBIA LABORATORIES, INC.
               (Exact name of Company as specified in its charter)


          Delaware                                          59-2758596
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


220 South Orange Avenue, 2/nd/ Floor
Livingston, New Jersey                                        07039
(Address of principal executive offices)                   (Zip Code)


Company's telephone number, including area code: (973) 994-3999


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

     Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 31, 2001: 31,535,482

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-------  --------------------

     The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                   September 30,            December 31,
                                                                                       2001                     2000
                                                                                --------------------     --------------------
                                                                                    (Unaudited)
ASSETS
      Current assets-
          Cash and cash equivalents                                                  $    5,389,417           $    7,594,707
          Accounts receivable, net                                                        1,109,014                3,302,801
          Inventories                                                                     1,264,124                  979,738
          Prepaid expenses                                                                  964,360                  758,603
          Other current assets                                                              253,970                  325,718
                                                                                --------------------     --------------------
            Total current assets                                                          8,980,885               12,961,567

      Property and equipment, net                                                           328,741                  594,516
      Intangible assets, net                                                              1,525,687                1,746,815
      Other assets                                                                          184,787                  216,333
                                                                                --------------------     --------------------
            TOTAL ASSETS                                                             $   11,020,100           $   15,519,231
                                                                                ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current liabilities-
          Accounts payable                                                           $      945,084           $      795,508
          Accrued expenses                                                                2,005,635                1,129,846
          Deferred revenue                                                                        -                  100,000
                                                                                --------------------     --------------------
            Total current liabilities                                                     2,950,719                2,025,354
      Convertible subordinated note payable                                              10,000,000               10,000,000
                                                                                --------------------     --------------------
            TOTAL LIABILITIES                                                            12,950,719               12,025,354
                                                                                --------------------     --------------------
Stockholders' equity (deficiency)-
      Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series A Convertible Preferred Stock, 0 and 33
            shares issued and outstanding in 2001 and 2000, respectively                          -                        -
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2001 and 2000                                       16                       16
          Series C Convertible Preferred Stock, 4,050
            shares issued and outstanding in 2001 and 2000                                       41                       41
      Common stock, $.01 par value; 100,000,000 authorized
          31,535,482 and 30,494,924 shares issued and outstanding
          in 2001 and 2000, respectively                                                    315,355                  304,949
      Capital in excess of par value                                                    112,041,922              105,991,194
      Accumulated deficit                                                              (114,291,339)            (102,801,779)
      Accumulated other comprehensive income (loss)                                           3,386                     (544)
                                                                                --------------------     --------------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        (1,930,619)               3,493,877
                                                                                --------------------     --------------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                                      $   11,020,100           $   15,519,231
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
                                  -----------

                                                           Nine Months Ended                       Three Months Ended
                                                             September 30,                            September 30,
                                                      2001                  2000                 2001               2000
                                               --------------------   ------------------   -----------------  ------------------
NET SALES                                            $   1,686,723         $  9,219,872        $    411,354         $ 3,513,917

COST OF GOODS SOLD                                       1,302,206            3,090,233             467,356             990,068
                                               --------------------   ------------------   -----------------  ------------------
     Gross profit                                          384,517            6,129,639             (56,002)          2,523,849
                                               --------------------   ------------------   -----------------  ------------------

OPERATING EXPENSES:
     Selling and distribution                              789,082            1,773,510             272,173             358,921
     General and administrative                          3,056,780            3,029,880           1,123,840           1,185,047
     Research and development                            5,179,501            3,722,316           1,633,971           1,192,705
     Product recall costs                                1,500,000                    -                   -                   -
     Corporate restructuring expense                     1,000,000              285,000                   -                   -
                                               --------------------   ------------------   -----------------  ------------------
        Total operating expenses                        11,525,363            8,810,706           3,029,984           2,736,673
                                               --------------------   ------------------   -----------------  ------------------

        Loss from operations                           (11,140,846)          (2,681,067)         (3,085,986)           (212,824)
                                               --------------------   ------------------   -----------------  ------------------
OTHER INCOME (EXPENSE):
     Interest income                                       228,453              258,880              53,390             122,971
     Interest expense                                     (566,514)            (566,514)           (188,838)           (188,838)
     Other, net                                            (10,653)             178,378             (19,073)              6,144
                                               --------------------   ------------------   -----------------  ------------------
                                                          (348,714)            (129,256)           (154,521)            (59,723)
                                               --------------------   ------------------   -----------------  ------------------

        Net loss                                      ($11,489,560)         ($2,810,323)        ($3,240,507)          ($272,547)
                                               ====================   ==================   =================  ==================

NET LOSS PER COMMON SHARES:
     Basic and diluted                               $       (0.38)        $      (0.10)       $      (0.10)        $     (0.01)
                                               ====================   ==================   =================  ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     Basic and diluted                                  31,031,883           30,151,000          31,429,067          30,478,000
                                               ====================   ==================   =================  ==================

            See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
         -------------------------------------------------------------
                                  (Unaudited)
                                  -----------

                                                           Nine Months Ended                          Three Months Ended
                                                             September 30,                               September 30,
                                                       2001                 2000                   2001                 2000
                                                -------------------   ------------------     -----------------    -----------------
NET LOSS                                              ($11,489,560)         ($2,810,323)          ($3,240,507)           ($272,547)

Other comprehensive income (loss):
    Foreign currency translation, net of tax                (3,930)              71,559               (37,885)              22,878
                                                -------------------   ------------------     -----------------    -----------------

Comprehensive loss                                    ($11,493,490)         ($2,738,764)          ($3,278,392)           ($249,669)
                                                ===================   ==================     =================    =================

            See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                               2001                           2000
                                                                        --------------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    ($11,489,560)                 ($2,810,323)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
     Depreciation and amortization                                                  518,497                      582,605
     Issuance of warrants for consulting services                                   112,387                      114,387
     Provision for returns and allowances                                           156,000                            -
     Write-down of inventories                                                       90,000                            -
     Gain on sale of assets                                                               -                     (158,629)
     Loss on disposal of fixed assets                                                 4,945                       47,817

   Changes in assets and liabilities- (Increase) decrease in:
     Accounts receivable                                                          2,037,787                     (948,878)
     Inventories                                                                   (374,386)                     595,035
     Prepaid expenses                                                              (205,757)                    (280,418)
     Other assets                                                                   103,294                      414,133

   Increase (decrease) in:
     Accounts payable                                                               149,576                     (752,950)
     Accrued expenses                                                               875,789                     (210,884)
     Deferred revenue                                                              (100,000)                           -
                                                                        --------------------            -----------------

   Net cash used in operating activities                                         (8,121,428)                  (3,408,105)
                                                                        --------------------            -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                           -                    4,119,729
   Purchase of property and equipment                                               (38,248)                     (16,168)
   Acquisition of licensing rights                                                        -                     (525,000)
                                                                        --------------------            -----------------
     Net cash provided by (used in) investing activities                            (38,248)                   3,578,561
                                                                        --------------------            -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                         6,059,405                            -
   Dividends paid                                                                  (151,908)                    (166,749)
   Proceeds from exercise of options and warrants                                    41,250                    5,891,504
                                                                        --------------------            -----------------

     Net cash provided by financing activities                                    5,948,747                    5,724,755
                                                                        --------------------            -----------------

                                   (Continued)

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                  (Continued)

                                                                                        Nine Months Ended September 30,
                                                                                      2001                         2000
                                                                                 ----------------             ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    5,639                      (54,264)
                                                                                 ----------------             ----------------

NET INCREASE(DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                              (2,205,290)                   5,840,947

CASH AND CASH EQUIVALENTS,
    Beginning of period                                                                7,594,707                    1,982,085
                                                                                 ----------------             ----------------

CASH AND CASH EQUIVALENTS,
    End of period                                                                     $5,389,417                   $7,823,032
                                                                                 ================             ================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------

     The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) INVENTORIES:
----------------

                             September 30,                   December 31,
                                  2001                           2000
                           -------------------            -------------------
Finished goods                    $   649,221                      $ 551,650
Raw materials                         614,903                        428,088
                           -------------------            -------------------

                                  $ 1,264,124                      $ 979,738
                           ===================            ===================

(3) SEGMENT INFORMATION:
    --------------------

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:


                                              Net                 Loss from             Identifiable
                                             Sales                Operations               Assets
                                       ------------------     -------------------    -------------------
As of and for the nine months
ended September 30, 2001-
     United States                            $  664,943             ($6,095,666)           $ 7,224,202
     Europe                                    1,021,780              (5,045,180)             3,795,898
                                       ------------------     -------------------    -------------------

                                              $1,686,723            ($11,140,846)           $11,020,100
                                       ==================     ===================    ===================

As of and for the nine months
ended September 30, 2000-
     United States                            $7,406,177             ($1,250,601)           $ 8,907,612
     Europe                                    1,813,695              (1,430,466)             6,773,426
                                       ------------------     -------------------    -------------------

                                              $9,219,872             ($2,681,067)           $15,681,038
                                       ==================     ===================    ===================

As of and for the three months
ended September 30, 2001-
     United States                            $  226,393             ($2,047,826)
     Europe                                      184,961              (1,038,160)
                                       ------------------     -------------------

                                              $  411,354             ($3,085,986)
                                       ==================     ===================

As of and for the three months
ended September 30, 2000-
     United States                            $2,756,769               ($111,031)
     Europe                                      757,148                (101,793)
                                       ------------------     -------------------

                                              $3,513,917               ($212,824)
                                       ==================     ===================

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
    -----------------------------------------------------

The calculation of basic and diluted loss per common and common equivalent share is as follows:

                                                              Nine Months Ended                        Three Months Ended
                                                                September 30,                             September 30,
                                                          2001                 2000                 2001                2000
                                                   -------------------   ------------------   ------------------  -----------------
Net loss                                                 ($11,489,560)     ($2,810,323)             ($3,240,507)         ($272,547)
   Less: Preferred stock dividends                           (151,908)            (166,749)             (50,625)           (51,441)
                                                   -------------------   ------------------   ------------------  -----------------

Net loss applicable to
   common stock                                          ($11,641,468)         ($2,977,072)         ($3,291,132)         ($323,988)
                                                   ===================   ==================   ==================  =================

Basic and diluted:
   Weighted average number of
       common shares outstanding                           31,031,883           30,151,000           31,429,067         30,478,000
                                                   ===================   ==================   ==================  =================

   Basic and diluted net loss per common share           $      (0.38)        $      (0.10)        $      (0.10)      $      (0.01)
                                                   ===================   ==================   ==================  =================


(5) LEGAL PROCEEDINGS:
    ------------------

In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties, and seeks damages and indemnification in the amount of at least $13 million. The Company intends to defend the lawsuit vigorously.

Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not covered, are without any or have little merit or involve such amounts that is disposed of unfavorably would not have a material adverse effect on the Company.

(6) PRODUCT RECALL:
    ---------------

On April 5, 2001, the Company announced that it has requested its licensee, Serono, to voluntarily recall a number of batches of Crinone(R), a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel, which may change consistency over time in the recalled batches. Investigations of the problem to date confirm that there is no safety risk to patients, and that the active ingredient, progesterone, is still effective, and all other parameters remain within specification. The Company estimates that the direct out-of-pocket costs related to the recall will approximate $1.5 million, which was recorded in the first quarter of 2001. The Company is attempting to recover a portion of the product recall costs from its trade suppliers, but has not included any potential recovery, if any, in its estimate.

The Company has since manufactured new product under a re-validation protocol, which yielded positive results of critical stability data. As a result, Columbia initiated shipments of Crinone to Serono on October 19/th/. Under the terms of the contract, Serono has until November 19, 2001 to reject the product. Serono has advised the Company that they have, as yet, neither rejected nor accepted the re-validated batches of the product, but confirmed the product did meet specifications at the time zero and at three months. However, Serono has informed the Company that they have elected to delay the re-launch of the product pending receipt of further data from Columbia. Even though the Company believes that additional data is not required for release, Columbia's technical team is working with Serono's technical team to resolve this issue. If Serono does not accept product by November 19, 2001, the Company believes that this would constitute a material breach of the agreement.

At this point, the Company is uncertain as to when Serono will initiate marketing efforts on behalf of Crinone. Currently, negotiations are underway with the goal of reaching a global settlement of all issues outstanding between Serono and Columbia.

(7) CORPORATE RESTRUCTURING EXPENSE:
    -------------------------------

In 2001, the Company decided to discontinue operations in its Paris, France office. The activities conducted in this office include new product development, coordination of regulatory matters and clinical research performed outside the United States, production planning, quality control and assurance and international marketing. It is anticipated that all operations will cease by March 31, 2002. Certain costs will be incurred in closing the office. The Company estimates that these costs will approximate $1 million. Approximately $800,000 will represent the cost of employment termination in compliance with French employment regulations. Additional costs to be incurred include post-closing rent, fixed asset write-offs and legal costs. As of September 30, 2001, $598,000 of the total cost has been paid.

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS:
    --------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") FAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITIONS AND RESULTS OF OPERATIONS
                      ------------------------------------

Forward-Looking Information

     The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (v)failure to develop the Company products or delay in the development of the Company's products and (vi) the timely completion of studies and approvals by the FDA and other regulatory agencies. (vii) the successful revalidation of the Crinone manufacturing process and Serono's response to such validation; and (viii) the successful re-launch of Crinone back into the marketplace. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $7,594,707 at December 31, 2000 to $5,389,417 at September 30, 2001. Through September 30, 2001, the Company completed three offerings of its common stock to Ridgeway Investments Limited. The first on January 31, 2001 for 288,462 shares at a price of $5.20 per share, which resulted in $1,491,231 after expenses, the second on May 10, 2001 for 304,348 shares at a price of $5.75 per share, which resulted in $1,630,951 after expenses and the third on July 23, 2001 for 434,783 shares at a price of $6.90 per share, which resulted in $2,937,223 after expenses. The Company used $8,121,428 for operating activities during the first nine months of 2001. The Company also paid $151,908 for dividends to holders of its Series A and C preferred stocks.

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

     The Company has a worldwide, except for South Africa, license and supply agreement for Crinone(R) with Serono, a Swiss pharmaceutical company. Under the terms of the agreement, as of September 30, 2001, the Company has earned $17 million in milestone payments and may receive additional milestone payments, if certain conditions are met. The Company supplies Crinone to Serono at a price equal to 30% of Serono's net selling price.

     On April 5, 2001, the Company announced that it has requested its licensee, Serono, to voluntarily recall a number of batches of Crinone(R), a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel, which may change consistency over time in the recalled batches. Investigations of the problem to date confirm that there is no safety risk to patients, and that the active ingredient, progesterone, is still effective, and all other parameters remain within specification. The Company estimates that the direct out-of-pocket costs related to the recall will approximate $1.5 million, which was recorded in the first quarter of 2001. The Company is attempting to recover a portion of the product recall costs from its trade suppliers, but has not included any potential recovery, if any, in its estimate.

     The Company has since manufactured new product under a re-validation protocol, which yielded positive results of critical stability data. As a result, Columbia initiated shipments of Crinone to Serono on October 19/th/. Under the terms of the contract, Serono has until November 19, 2001 to reject the product. Serono has advised the Company that they have, as yet, neither rejected nor accepted the re-validated batches of the product, but confirmed the product did meet specifications at the time zero and at three months. However, Serono has informed the Company that they have elected to delay the relaunch of the product pending receipt of further data from Columbia. Even though the Company believes that additional data is not required for release, Columbia's technical team is working with Serono's technical team to resolve this issue. If Serono does not accept product by November 19, 2001, the Company believes that this would constitute a material breach of the agreement.

     At this point, the Company is uncertain as to when Serono will initiate marketing efforts on behalf of Crinone. Currently, negotiations are underway with the goal of reaching a global settlement of all issues outstanding between Serono and Columbia.

     In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 2001, the Company has paid approximately $1.9 million in royalty payments.

     In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company received a $462,500 in 1999, net of expenses, upfront payment and expects to receive future milestone payments, as additional products become available.

     As of September 30, 2001, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.5 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

     Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $7.2 million on research and development in 2001 and an additional $50,000 on property and equipment.

     As of September 30, 2001, the Company had available net operating loss carryforwards of approximately $55.7 million to offset its future U.S. taxable income.

     In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 2001 and December 31, 2000, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $20 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.


Results of Operations - Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

     Net sales decreased by approximately $7.5 million from approximately $9.2 million in 2000 compared to $1.7 million in 2001. The decrease is primarily the result of reduced Crinone sales of approximately $5.3 million in 2001 from approximately $5.8 million in 2000 to approximately $528,000 in 2001 as result of the voluntary recall of Crinone. No sales of Crinone were recorded from March through September 30, 2001. The remainder of the decrease in sales totaling approximately $2.4 million is primarily the result of the Company's sale of the Replens line and licensing of the other over-the-counter brands in May 2000.

     Gross profit as a percentage of net sales decreased in 2001 to 23% as compared to 66% in 2000. The lower gross profit percentage in 2001 is the result of the decrease in Crinone sales, which has a higher gross profit.

     Selling and distribution expenses decreased by approximately $985,000 in 2001 to approximately $789,000 in 2001 from $1,774,000 in 2000. The reduction is due primarily to the Company's sale of its Replens line and licensing of the over-the-counter brands, in May 2000, resulting in an approximately $434,000 reduction in advertising and marketing expenses, an approximately $112,000 reduction in broker expenses, an approximately $102,000 reduction in Replens amortization expense and an approximately $111,000 reduction in warehousing and freight costs. Because of the reduction in Crinone sales, there was a reduction of approximately $105,000 in royalties.

     General and administrative expenses increased by approximately $27,000 in 2001 to approximately $3,057,000 in 2001 compared to approximately $3,030,000 in 2000. The increase is the result of an increase in salaries associated with the hiring of additional management personnel in 2001.

     Research and development increased in 2001 by approximately $1,458,000 from approximately $3,722,000 in 2000 to $5,180,000 in 2001. The increase is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product.

     Product recall costs in 2001, of $1,500,000, represent an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone.

     Restructuring costs in 2001, of $1,000,000, represent an estimate of the costs of downsizing the Company's presence outside the United States. Restructuring costs in 2000, of $285,000, relate to estimated costs associated with the Company's closing of its corporate and accounting operations in Florida.

     Interest expense related to the convertible subordinated note payable totaled approximately $567,000 in 2001 and 2000.

     As a result, the net loss for the nine months ended September 30, 2001 was $11,489,560 or $(.38) per common share as compared to the net loss for the nine months ended September 30, 2000 of $2,810,323 or $(.10) per common share.


Results of Operations - Three Months Ended September 30, 2001 versus Three Months Ended September 30, 2000


     Net sales decreased by approximately $3.1 million from approximately $3.5 million in 2000 compared to $411,000 in 2001. The decrease is primarily the result of decreased Crinone sales of approximately $2.9 million in 2001 from approximately $2.9 million in 2000 to $0.0 in 2001 as result of the voluntary recall of Crinone. No sales of Crinone were recorded in the three months ended September 30, 2001.

     Gross profit as a percentage of net sales was a negative 14% in 2001 as compared to 72% in 2000. The lower gross profit percentage in 2001 is the result of the decrease in Crinone sales, which has a higher gross profit. In addition, the Company reserved $90,000 for potential obsolete inventory, which resulted in a negative gross profit.

     Selling and distribution expenses decreased by approximately $87,000 in 2001 to approximately $272,000 in 2001 from $359,000 in 2000. The reduction is due primarily to the reduction in costs associated with the sale of Crinone.

     General and administrative expenses decreased by approximately $61,000 in 2001 to approximately $1,124,000 in 2001 compared to approximately $1,185,000 in 2000.

     Research and development increased in 2001 by approximately $441,000 from approximately $1,193,000 in 2000 to $1,634,000 in 2001. The increase is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product.

     Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2001 and 2000.

     As a result, the net loss for the three months ended September 30, 2001 was $3,240,507 or $(.10) per common share as compared to the net loss for the three months ended September 30, 2000 of $272,547 or $(.01) per common share.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
-------  -----------------

         In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties, and seeks damages and indemnification in the amount of at least $13 million. The Company intends to defend the lawsuit vigorously.

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

         None.


Item 5.  Other Information
-------  -----------------

         None.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         A.       Exhibits

                  None.

B.       Reports on Form 8-K

         On July 23, 2001, the Company filed a form 8-K in which it reported the completion of an offering of 437,783 shares of its common stock to Ridgeway Investment Limited.

         On August 8, 2001, the Company filed a form 8-K in which it reported that it had been made aware of an action filed in the Supreme Court of the State of New York by Ares Trading S.A. naming Columbia Laboratories (Bermuda) Ltd. as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties.

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

DATE: November 14, 2001
      -----------------