Form 10-K405
period 2001-12-31
COLUMBIA LABORATORIES INC
filed 2002-03-21
CIK 821995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the transition period from ________ to

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

     220 South Orange Avenue
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of March 15, 2002: $131,941,700.

     Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 15, 2002: 33,530,203.

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

     Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company's is dedicated to research and development of women's health care and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company is also developing hormonal products for men and a buccal delivery system for peptides. The Company's products primarily utilize its patented Bioadhesive Delivery System technology.

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

     The Company's principal executive offices are located at 220 South Orange Avenue, Livingston, New Jersey 07039, and its telephone number is (973) 994-3999. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France"), which is in the process of being closed in 2002, Columbia Laboratories (UK) Limited ("Columbia UK") and Columbia Research Laboratories, Inc. ("Columbia Research").

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

     In April 2001 the Company initiated a voluntary recall of a number of batches of Crinone that were affected by a drug application problem that could cause the consistency of the gel to change over time. The investigations have confirmed that the problem with the affected batches poses no safety risk to patients and that the active ingredient of the product is still effective. In connection with the recall, the Company halted further shipments of Crinone to its customers pending its revalidation of the manufacturing process. In August 2001, Ares Trading S.A. ("Serono"), the Company's licensee for Crinone, filed an action in the Supreme Court of New York (the "Action") alleging claims against the Company for failure to supply Crinone in accordance with the supply agreement between the parties seeking damages and indemnification in the amount of $13 million. The Company has since manufactured new batches of Crinone under a revalidation protocol, and initiated shipments of these new batches of Crinone to Serono in October, 2001. However, Serono informed the Company that it was unwilling to market the new batches of Crinone at that time. On November 26, 2001, the Company announced that it had filed counterclaims against Serono alleging, among other things, breach of contract by Serono for its failure to re-launch Crinone into the market. On November 30, 2001, the Company announced that if this and other breaches were not resolved within 60 days (the "cure period"), it planned to terminate the license and supply agreement with Serono and to attempt to market Crinone directly. The Company has since extended the cure period to allow for settlement negotiations in the breach of contract action. At the present time, the Company cannot predict whether it will be able to settle the breach of contract action, or the outcome of the litigation, if no settlement is reached. Serono announced on March 12, 2002, that it has reintroduced Crinone(R) 8% into the United States market.

     In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP market Crinone. Under the terms of the agreement, the Company earned $17 million in milestone payments. The Company also supplied Crinone at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Serono, which paid $68 million to AHP for the rights to Crinone and assumed AHP's financial obligations to the Company.

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

     Advantage-S(R). Advantage-S, the Company's female contraceptive gel utilizes the Bioadhesive Delivery System with the active ingredient nonoxynol-9 (the "Product") and it has been marketed in the United States by the Company since July 1998 under an existing monograph for nonoxynol-9 spermicidal products. Before the Company marketed the product itself, the product had been marketed in the United States under the tradename Advantage 24(R) by Lake Pharmaceuticals, Inc. ("Lake"). In July 1997, the FDA alleged that the monograph did not permit a claim for 24-hour effectiveness. Although, the Company believes that its claim for 24-hour effectiveness was valid, it agreed with the FDA in February 1998 to market the Product without a claim for 24-hour effectiveness under the tradename of Advantage-S. During the period in which the Company was disputing the FDA allegations, the Company terminated its license agreement with Lake. In July 1998, the Company began marketing the Product in the United States under the tradename Advantage-S. In March 2000, the Company paid Lake $1,200,000 ($600,000 in cash and $600,000 in the form of Company common stock) and therefore, reacquired the United States rights to Advantage-S. Among Advantage-S benefits is that it utilizes the Company's Bioadhesive Delivery System, which enables the nonoxynol-9 to adhere to the cervix.

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

     Other Products. The Company also marketed until April 2000 Advanced
Formula Legatrin PM(R), for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin(R) GCM Formula(TM), which nutritionally supports healthy joint function; Vaporizer in a bottle(R), a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb(r), a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System. In May 2000, the Company licensed these products to Lil' Drug Store Products, Inc. Under the terms of these agreements, the Company receives license fees equal to 20% of the license's net sales. These agreements each have five-year terms with provisions for renewal and contain options that allow for the acquisition of the products by the licensee. On December 29,2000, Lil' Drug Store purchased Vaporizer in a Bottle for $201,800.
     In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company has received $540,000, net of expenses, and expects to receive future milestone payments, as the Company makes products available. In the second quarter of 2000, the first product made available under this agreement, was launched in Italy by Mipharm SpA. It is a vaginal gel, trade name MipHil, which prevents vaginal odor. The Company is currently exploring its options to market this consumer product in the United States.

RESEARCH AND DEVELOPMENT

     The Company expended $7.6 million in 2001, $5.2 million in 2000 and $6.7 million in 1999 on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the development of the Company's male testosterone product and peptide delivery system, Crinone and Advantage-S. These studies are coordinated from the Company's New York office.

     Testosterone Progressive Hydration Buccal Tablet. In November 2001, the Company announced positive results of a Phase III clinical study demonstrating the efficacy of its patented progressive hydration buccal tablet. Testosterone has traditionally been used to treat hypogonadal men. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. It is believed that hypogonadism affects four to five million American men. Symptoms related to hypogonadism include diminished interest in sex, impotence, reduced lean body mass, decreased bone density, mood depression, fatigue and loss of energy. The study demonstrated that the progressive hydration buccal tablet which is only 9 mm in diameter and insensible after being inserted into the mouth, delivers physiologic levels of testosterone. This contrasts with large transdermal patches that produce sub-physiologic levels and gels that may be inexact as to dosing and messy. The Company completed Phase III trials of its testosterone biadhesive buccal tablet in 2001. The European study showed treated patients to have 97% of the average blood levels of testosterone within the physiologic range as seen in healthy men, and to be within the physiologic range 85% of the total time. The Company expects to file regulatory submissions in the United States and Europe in early 2002.

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

     PEPTIDE DELIVERY SYSTEM.

The Company has initiated a program to use the Bioadhesive Delivery System for sustained delivery of peptides. Positive and confirmatory results were obtained from a clinical pharmacokinetic trial of a buccal formulation of one peptide, desmopressin. Based on these positive results, the Company plans to initiate partnering discussions related to a desmopressin buccal tablet while advancing this project to the next phase of clinical development. The Company also plans to implement and complete similar pilot clinical programs on two additional peptides in the first half of 2002. The Company cannot predict whether it will be successful in further development of buccal formulations of desmopressin or other peptides, whether positive results will be obtained from subsequent trials of desmopressin or other peptides, or whether partnering negotiations will be successful.

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

     During 2001, there were two United State patents granted to the Company. One was for bioadhesive progressive hydration tablets and for the methods of making and using the same and the second was for the use of progesterone for maintaining amenorrhea.

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

     The Company also relies on confidentiality and nondisclosure agreements. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

MANUFACTURING

     Crinone, Advantage-S, Advantage 24, Advantage-LA and Replens are currently being manufactured and packaged by third-party manufacturers in Europe utilizing the "form, fill and seal" single step manufacturing process.

     Medical grade, cross-linked polycarbophil, the polymer used in the Company's products utilizing the Bioadhesive Delivery System, is currently available from only one supplier, Noveon, Inc. ("Noveon"). The Company believes that Noveon will supply as much of the material as the Company may require because the Company's products rank among the highest value-added uses of the polymer. There can be no assurance that Noveon will continue to supply the product. In the event that Noveon cannot or will not supply enough of the product to satisfy the Company's needs, the Company will be required to seek alternative sources of polycarbophil. There can be no assurance that an alternative source of polycarbophil will be obtained.

     All of the other raw materials used by the Company for its products utilizing the Bioadhesive Delivery System are available from several sources.

OVER-THE-COUNTER DRUGS

     The Company currently markets one over-the-counter product, Advantage-S, which is sold to drug wholesalers and chain drug stores. The Company utilizes approximately 20 drug manufacturers' representative firms to make calls on the Company's trade customers. The manufacturers' representatives receive commissions based on sales made within their respective territories.

SALES

     The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 5% or more of consolidated net sales in any of the three years ended December 31, 2001.

                                     2001    2000    1999
                                    ------  ------  ------
Crinone                               29%     73%     56%
Replens                               25%     12%     24%
Advantage-S                           11%      3%      4%
Legatrin PM/Legatrin GCM               0%      7%     12%
Other Products and Royalty Income     35%      5%      4%
                                    ------  ------  ------
                                     100%    100%    100%
                                    ======  ======  ======

Lil' Drug Store products, a customer/licensee, accounted for 44% of 2001 consolidated net sales. Serono accounted for approximately 29% of 2001 consolidated net sales and 73% of 2000 consolidated net sales. AHP and Serono accounted for approximately 56% of 1999 consolidated net sales. A retail customer accounted for approximately 5% and 9% of

2000 and 1999 consolidated net sales, respectively. Another customer accounted for approximately 5% of 1999 consolidated net sales.

COMPETITION

     While the Company has entered into the strategic alliance agreements for the marketing of its women's health care products, there can be no assurance that the Company and its partners will have the ability to compete successfully. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence. The markets that the Company and its strategic alliance partners operate in or intend to enter are characterized by intense competition. The Company and its partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. In addition, numerous companies are developing or, in the future, may develop enhanced delivery systems and products competitive with the Company's present and proposed products. Some of the Company's and its partners' competitors possess greater financial, research and technical resources than the Company or its partners. Moreover, these companies may possess greater marketing capabilities than the Company or its partners, including the resources to implement extensive advertising campaigns.

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

     As in the United States, a number of foreign countries require pre-marketing approval by health regulatory authorities. Requirements for approval may differ from country to country and may involve different types of testing. There can be substantial delays in obtaining required approvals from regulatory authorities after applications are filed. Even after approvals are obtained, further delays may be encountered before the products become commercially available.

     In the United States, manufacturers of pharmaceutical products are subject to extensive regulation by various Federal and state governmental entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA, which is the principal regulatory authority in the United States for such products, has the power to seize adulterated or misbranded products and unapproved new drugs, to require their recall from the market, to enjoin further manufacture or sale and to publicize certain facts concerning a product. As a result of FDA regulations, pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and cash expenditures. The manufacturing of the Company's products which are either manufactured and/or sold in the United States, is subject to current Good Manufacturing Practices prescribed by the FDA. The labeling of over-the-counter drugs in the United States, as well as advertising relating to such products, is subject to the review of the Federal Trade Commission ("FTC") pursuant to the general authority of the FTC to monitor and prevent unfair or deceptive trade practices.

PRODUCT LIABILITY

     The Company can be exposed to product liability claims by consumers. Although the Company presently maintains product liability insurance coverage in the amount of $20 million, there can be no assurance that such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a materially adverse effect on the Company.

EMPLOYEES

     As of March 1, 2002, the Company had 19 employees, 4 in management, 3 in research and development administration, 4 in manufacturing, 1 in marketing, and 7 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

     The Company has an employment agreement with one employee, who is a stockholder of the Company. See "Executive Compensation--Employment Agreement."

ITEM 2. PROPERTIES

     As of March 1, 2002, the Company leases the following properties:

                                                                       Annual
   Location              Use                 Square feet  Expiration    Rent
   --------              ---                 -----------  ----------    ----
Livingston, NJ        Corporate office            6,100   October 2002  114,000
Paris, France         Administrative office       2,100   August 2004    90,000
Paris, France         Business residence          2,600   December 2003  60,000
Rockville Center, NY  Research                    2,500   October 2004   50,000

ITEM 3. LEGAL PROCEEDINGS

     In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties, and seeks damages and indemnification in the amount of at least $13 million. On November 26, 2001, the Company filed counterclaims against Serono alleging, among other things, breach of contract by Serono for its failure to re-launch Crinone into the market after new batches of Crinone were manufactured under a revalidation protocol and shipped to Serono. On November 30, 2001, the Company announced that if this and other breaches were not resolved within 60 days ("the cure period"), the Company planned to terminate the license and supply agreement with Serono and to attempt to market Crinone directly. The Company has since extended the cure period to allow for settlement negotiations in the Action. At the present time, the Company cannot predict whether it will be able to settle the Action, or the outcome of the litigation, if no settlement is reached.

     Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material or are adequately reserved for or covered by insurance or, if not so covered, are without any or little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth is a list of names, ages, positions held and business experience of the persons serving as executive officers of the Columbia as of February 28, 2002. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and of Columbia's directors and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected:

James J. Apostolakis (Age 59) has been a director and Vice Chairman of the Company's Board of Directors since January 1999 and served as President from January 2000 until April 2001. Mr. Apostolakis has been a Managing Director at Poseidon Capital Corporation, an investment banking firm, since February of 1998. Mr. Apostolakis has also served as President of Lexington Shipping & Trading Corporation, a company engaged in shipping operations, since 1973. From 1989 until 1992, Mr. Apostolakis served as a director on the Board of Directors of Grow Group, a paint and specialty chemicals company. From 1982 to 1988, he served as a director for Macmillan, Inc., a publishing and information services company. Mr. Apostolakis received an A.B. in Economics from the University of Pennsylvania in 1962 and an LL.B from Harvard University Law School in 1965.

William J. Bologna (Age 59) has been a director of the Company since inception, Chairman of the Company's Board of Directors since January 1992 and served as Chief Executive Officer from January 2000 until April 2001. From December 1988 to January 1992, Mr. Bologna served as Vice Chairman of the Company's Board of Directors. In addition, from 1980 to 1991, he was Chairman of Bologna & Hackett ("B&H"), an advertising agency specializing in pharmaceutical products which has in the past performed services for various international pharmaceutical companies. B&H ceased operations in May 1991. Prior to 1980, Mr. Bologna was employed by William Douglas McAdams, Inc., a company engaged in the marketing of pharmaceuticals, in a variety of positions, including Senior Vice President. In 1965, Mr. Bologna received his B.S. in Pharmacy from Fordham University. He received an MBA in Finance from Fordham University in 1971.

Howard L. Levine, Pharm.D. (Age 47) has been Vice President-Research and Development since September, 1997. Dr. Levine has been employed by the Company since 1990. Prior to joining the Company, Dr. Levine was with the Medical Department of Pfizer Labs. Dr. Levine has held faculty and clinical practice positions at the University of Southern California, Long Island University and Duquesne University. He has instructed both pharmacy and medical students in clinical pharmacology, as well as providing numerous lectures for the continuing education of practitioners. Dr. Levine received his B.S. in Pharmacy from Oregon State University and Doctor of Pharmacy degree from the State University of New York at Buffalo in 1980.

Michael C. McGrane (Age 52) joined the Company as Vice President, General Counsel and Secretary in January, 2002. Prior to joining the Company, he served as Vice President, General Counsel and Secretary to The Liposome Company, Inc., a biotechnology company, from 1999 to 2001, and as Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc., from 1997 to 1998. Prior to Novartis, Mr. McGrane held various positions with Sandoz Pharmaceuticals Corporation, including Associate General Counsel. Before joining Sandoz, he was Regulatory Counsel to the U.S. Food and Drug Administration. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Robert S. Mills (Age 49) joined the company as Senior Vice President, Operations, in May, 2001. Prior to joining the company, he served as Senior Vice President, Manufacturing Operations at Watson Pharmaceuticals, from 1996-2001, and as Vice President, Operations at Alpharma, Inc. from 1993-1996. Prior to Alpharma, Mr. Mills held various positions with Aventis, SA, including Director-Plant Operations. Mr. Mills holds a B.S. Degree from Grove City College.

David L. Weinberg (Age 56) has been Vice President--Finance and Administration, Chief Financial Officer and Treasurer of the Company from September 1997 to the present. From September 1997 until January 2002, he also served as Secretary and previously from the inception of the Company until June 1991, he served as Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary. From October 1991 until September

1997, Mr. Weinberg was employed by Transmedia Network Inc., a company specializing in consumer savings programs, where he served in various capacities including Vice President and Chief Financial Officer. From February 1981 until August 1986, Mr. Weinberg worked for Key Pharmaceuticals, Inc., a company engaged in the development, manufacturing, marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation. Mr. Weinberg served in various capacities including Vice President - Finance, Treasurer and Secretary. Mr. Weinberg received a B.B.A. in Accounting from Hofstra University in 1968.

G. Frederick Wilkinson (Age 46) has been a director of the Company since 2001 and its President and Chief Executive Officer since April 15, 2001. Prior to joining the Company, he served as Chief Operating Officer and Senior Vice President, Sales and Marketing of Watson Pharmaceuticals, Inc. from June 1999. Previously, Mr. Wilkinson was Vice President of Watson Pharmaceuticals, Inc. from July 1997, and Executive Vice President - Sales and Marketing of Watson Laboratories, Inc. from July 1996. Prior to his employment at Watson, Mr. Wilkinson was the President and General Manager of Creighton Pharmaceuticals, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. from 1994 to 1996. Prior to that, he held various marketing management positions at Sandoz from 1980. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's $.01 par value Common Stock ("Common Stock") trades on the American Stock Exchange under the symbol COB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange, as reported on the Composite Tape.

                                                  High            Low
                                                  ----            ---
Fiscal Year Ended December 31, 2000
-----------------------------------
       First Quarter                            $17.94          $6.31
       Second Quarter                            12.94           4.69
       Third Quarter                              8.25           4.44
       Fourth Quarter                             7.00           3.75

Fiscal Year Ended December 31, 2001
-----------------------------------
       First Quarter                             $6.50          $4.50
       Second Quarter                             8.09           5.16
       Third Quarter                              8.15           3.25
       Fourth Quarter                             4.85           2.67

     At March 1, 2002, there were 400 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 9,500 beneficial owners, 2 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") and 12 shareholders of record of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock").

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

     During the year 2001, the Company issued 2,146,459 shares of its common stock, which resulted in the Company receiving $8,962,936 after expenses. $1 million of the gross proceeds were received from Acqua Wellington pursuant to the Purchase Agreement described in the preceding paragraph.

     On February 28, 2002, the Company sold 277,778 shares of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement. The price per share was $3.60 (representing a negotiated discount to the market price). Gross proceeds were $1 million reducing the amount of Common stock that can be sold under this agreement to $14.5 million.

     On March 13, 2002, the Company sold 500,000 shares of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement. The price per share was $4.00 (representing a negotiated discount to the market price). Gross proceeds were $2 million reducing the amount of Common stock that can be sold under this agreement to $12.5 million.

     On March 12, 2002, the Company adopted a Stockholder Rights Plan ("Rights Plan") designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company's voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company's voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company's Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company's preferred stock or shares in an "acquiring entity" at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company's voting stock, subject to certain exceptions.

     On March 12, 2001, the Company granted to James Apostolakis warrants to purchase up to an aggregate of 100,000 shares of Common Stock at an exercise price of $5.85 per share. On March 12, 2001, the Company granted to Fred Wilkinson, pursuant to an employment agreement, warrants to purchase up to an aggregate of 350,000 shares of Common Stock at an exercise price of $8.35 per share.

     In May 2000, the Company granted to Ryan Beck & Co. Inc. and certain employees, as part of a services agreement, warrants to purchase up to an aggregate of 12,500 shares of common stock at an exercise price of $7.0625 per share.

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

     On January 28, 1999 and September 23, 1999, the Company granted to James Apostolakis warrants to purchase up to an aggregate of 100,000 and 75,000 shares, respectively, of common stock at an exercise price of $4.8125 and $7.50, respectively, per share.

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

                                              2001                2000       1999     1998      1997
                                            -----------------------------------------------------------
Statement of Operations Data: (000's except per share data)

Net sales                                    $  1,848           $ 13,173   $  18,921   $10,018   $16,547
Net income ( loss)/(1)/                       (15,846)            (2,603)     (2,210)  (13,860)      763
Income (loss) per common share                  (0.51)             (0.09)      (0.09)    (0.48)     0.03
Weighted average number
 of common shares outstanding-diluted          31,243             30,235      28,853    28,679    29,982

Balance Sheet Data: (000's)

Working capital (deficiency)                 $  4,622           $ 10,936   $   3,441  ($ 1,401)  $ 5,140
Total assets                                    8,560             15,519      12,988    11,880    15,002
Long-term debt                                 10,000             10,000      10,000    10,000     -
Stockholders' equity (deficiency)              (3,421)             3,494        (274)   (4,333)    8,814

/(1)/ 1999, 1998 and 1997 net income (loss) includes approximately $463,000, $73,000 and $7.0 million, respectively, of license fee income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) the successful re-introduction of Crinone into the marketplace; (ii) the outcome of pending litigation; (iii) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (iv) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (v) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (vi) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (v) failure to develop the Company's products or delay in development of the Company's products and (vii) the timely completion of studies and approvals by the FDA and other regulatory agencies. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 14 of this Annual Report on Form 10-K, beginning on page F-11. Note that the preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Revenue recognition. The Company's revenue recognition is significant because revenue is a key component of the Company's results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter.

     Impairment of intangible assets. The Company periodically evaluates its intangible assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market condition and operational performance. Future events could cause the Company to conclude that impairment factors exist and that certain intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on results of operations.

     Legal contingencies. The Company is involved certain legal proceedings.
As discussed in Note 7 of the consolidated financial statements. After discussion with outside counsel, the Company is unable to predict the potential outcome of the litigation and therefore did not accrue any probable costs for the resolution of the claims. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to these proceedings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from approximately $7,595,000 at December 31, 2000 to approximately $4,061,000 at December 31, 2001. The Company received approximately $8,984,000, net of expenses, from the sale of 2,146,459 shares of its common stock and approximately $54,000 from the exercise of option and warrants. The Company used approximately $12,167,000 of cash for operating activities, approximately $202,000 for dividends and approximately $189,000 for fixed asset additions.

     Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company issued and sold $ 1.0 million of its Common Stock to Acqua Wellington in 2001.

     On February 28, 2002 and March 13, 2002, the Company sold 277,778 and 500,000 shares, respectively, of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement (see Note 5). The price per share was $3.60 and $4.00, respectively, (representing a negotiated discount to the market price). Gross proceeds were $3.0 million reducing the amount of Common stock that can be sold under this agreement to $12.5 million.

     For the fiscal year ended December 31, 2001, the Company had a net loss of $15.8 million, which was primarily the result of a lack of sales and costly research and development activities and expects to report a loss for the fiscal year ended December 31, 2002. In 2001, the primary source of cash was from the sale of the Company's common stock to investors. If the Company is unable to successfully resume sales of Crinone and otherwise increase sales of its products, it may not have sufficient funds to continue operations, unless it is able to raise additional funds from the sale of securities or otherwise. The Company cannot give assurance that additional financing will be available to the Company on acceptable terms, if at all.

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

     In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 2001, the Company has paid approximately $ 1,916,000 in royalty payments.

     As of December 31, 2001, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $ 51.5 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

     Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $5.0 million on research and development in 2001 and an additional $400,000 on property and equipment.

     As of December 31, 2001, the Company had available net operating loss carryforwards of approximately $57 million to offset its potential future U.S. taxable income.

     In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2001 and 2000, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $21 million and $18 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

RESULTS OF OPERATIONS

     Net sales decreased by approximately 86% in 2001 to approximately $1.8 million as compared to $13.2 million in 1999 and $18.9 million in 1999. Sales of Crinone accounted for approximately $528,000 in 2001 as compared to approximately $9.6 million in 2000 and $10.6 million in 1999. In April 2001, the Company requested its licensee Serono to voluntarily recall a number of batches of Crinone because of an application problem of the gel, which may change consistency over time in the recalled batches. No additional sales of Crinone occurred during the rest of 2001. AHP, the Company's former licensee for Crinone, had purchased large quantities of Crinone from the Company in 1999 and this inventory was used to fulfill much of the first quarter 2000 requirement of the new licensee, Serono. Sales of the product Replens were approximately $1.6 million and $4.5 million in 2000 and 1999. The product was sold in May 2000 which explains the year 2000 decrease in sales.

     Gross profit as a percentage of sales decreased in 2001 to approximately 6% as compared to approximately 69% in 2000 and approximately 70% in 1999. The 6% gross profit percentage in 2001 was the result of reduced Crinone sales with no reduction in fixed manufacturing overhead costs.

     Selling and distribution expenses were approximately $1.1 million, $2.1 million and $3.9 million in 2001, 2000 and 1999, respectively. Selling and distribution expenses decreased by approximately 50% in 2001 compared to 2000 and by 46% in 2000 compared to 1999 as a result of the sale by the Company of all but one of its over the counter products in May 2000.

     General and administrative expenses increased approximately $405,000 or 10% to approximately $4.4 million in 2001 from approximately $4.0 million in 2000. The increase was principally the result of the hiring of additional management personnel. The $594,000 reduction in 2000 from 1999 resulted primarily from a $240,000 reduction in legal expense as the result of settled litigation and a $229,000 reduction in insurance expense due to lower premiums.

     Research and development expenses increased in 2001 to approximately $7.6 million as compared to approximately $5.2 million in 2000. The cost of Phase III studies for the Company's buccal testosterone product was the primary reason for the increase. Research and development decreased in 2000 to approximately $5.2 million as compared to approximately $6.7 million in 1999. The $1.5 million decrease was primarily the result of a reduction in Crinone related studies and regulatory fees.

     Product recall costs in 2001, of $1,500,000, represent the Company's estimated direct out-of pocket costs related to the voluntary recall of the product Crinone that took place in April 2001. At December 31, 2001, approximately $400,000 remains in Accrued expenses.

     Corporate restructuring expense in 2001, of $1,000,000, represents the costs of closing the Paris office. Theses costs included employee severance payments and other costs. As of December 31, 2001, approximately $843,000 of these costs had been paid and the remaining $153,000 is included in Accrued Expenses. Restructuring expense in 2000, of $285,000, related to costs associated with the Company's closing of its corporate and accounting operations in Florida.

     License fees in 1999 of $462,500, net of expenses totaling $137,500, represent payments received in connection with the licensing agreement with Mipharm SpA entered into in March 1999.

     Interest income was $246,937, $367,294 and $134,795 in 2001, 2000 and
1999, respectively.

     Interest expense amounted to $755,398, $755,427 and $755,352 in 2001, 2000 and 1999, respectively. Interest expense is primarily from interest on the $10 million note issued in March 1998 which bears an interest rate of 7.125%.

     As a result, the net loss for 2001 was $15,845,627 or $0.51 per share as compared to a net loss of $2,602,931 or $0.09 per share in 2000 and a net loss of $2,210,931 or $0.09 per share in 1999.

EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency (the "Euro"). Beginning in January 2002, new euro-denominated bills and coins were issued and legacy currencies were withdrawn from circulation. The Euro conversion did not have a material adverse impact on the Company's financial condition or results of operations.

IMPACT OF INFLATION

     Sales revenues, manufacturing costs, selling and distribution expenses, general and administrative expenses and research and development costs tend to reflect the general inflationary trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company does not believe that it has material exposure to market rate risk. The Company has only a fixed rate debt obligation that comes due in 2005. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors required by Item 10 is incorporated by reference to Columbia's Proxy Statement for its 2002 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled Executive Officers of the Registrant in
Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to Columbia's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to Columbia's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to Columbia's Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          Indexes to financial statements and financial statement schedules appear on F-1 and F-24, respectively.

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

(b) REPORTS ON FORM 8-K

          On November 30, 2001, the Company filed a form 8-K in which it had attached a copy of a Columbia press release dated November 30, 2001 titled "Columbia Gives Notice of Breach of the Crinone License and Supply Agreement to Ares Trading S.A."

          On December 11, 2001, the Company filed a form 8-K in which it reported the completion of an offering of 1,118,866 shares of its common stock to several accredited institutional investors.

          On February 28, 2002, the Company filed a form 8-K in which it reported the sale of 277,778 shares of its common stock to Acqua Wellington North American Equities Fund.

          On March 13, 2002, the Company filed a form 8-K in which it reported the sale of 500,000 shares of its common stock to Acqua Wellington North American Equities Fund.

          On March 12, 2002, the Company filed a form 8-K in which it reported the adoption of a Stockholder Rights Plan.

(c) EXHIBITS

3.1    --   Restated Certificate of Incorporation of the Company, as amended/1//
3.2    --   Amended and Restated By-laws of Company/10//
4.1    --   Certificate of Designations, Preferences and Rights of Series C
            Convertible Preferred Stock of the Company, dated as of January 7,
            1999/10//
4.2    --   Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto/10//
4.3    --   Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P./10//
4.4    --   Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P./10//
4.5    --   Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto/10//
4.6    --   Form of Warrant to Purchase Common Stock/10//
4.7    --   Warrant to Purchase Common Stock granted to James J. Apostolakis on
            September 23, 1999
10.1   --   Employment Agreement dated as of January 1, 1996, between the
            Company and Norman M. Meier/6//
10.2   --   Employment Agreement dated as of January 1, 1996, between the
            Company and William J. Bologna/6//
10.3   --   1988 Stock Option Plan, as amended, of the Company/4//
10.4   --   1996 Long-term Performance Plan, as amended, of the Company/7//
10.5   --   License and Supply Agreement between Warner-Lambert Company and the
            Company dated December 5, 1991/3//
10.6   --   Asset Purchase, License and Option Agreement, dated November 22,
            1989/1//
10.7   --   Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti/8//
10.8   --   License and Supply Agreement for Crinone between Columbia
            Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 1995/5//
10.9   --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier/8//
10.10  --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna/8//
10.11  --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti/8//
10.12  --   Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated
            Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read
            Inc./9//
10.13  --   Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company/9//
10.14  --   Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti./10//
10.15  --   Agreement dated as of December 14, 1998, by and among Columbia
            Laboratories, Inc., William J. Bologna, Norman M. Meier, James J.
            Apostolakis, David Ray, Bernard Marden, Anthony R. Campbell, David
            M. Knott and Knott Partners, L.P./10//
10.16  --   License and Supply Agreement for Crinone between Columbia
            Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May
            20, 1999 /11//
10.17  --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier (11)/
10.18  --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna /11//
10.19  --   Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis /11//

10.20 -- Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler /11//
10.21 -- Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. /11//
10.22 -- Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc. /12//
10.23 -- License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc. /12//
10.24 -- Distribution Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc. /12//
10.25 -- Stock Purchase Agreement, dated January 31, 2001, between the Company and Ridgeway Investment Limited /13//
10.26 -- Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001. /14//
10.27 -- Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson/15//
10.28 -- Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited /16//
10.29 -- Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited /17//
10.30 -- Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent/18//
21    --  Subsidiaries of the Company/19//

/1// Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

/2// Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

/3// Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

/4// Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

/5// Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33- 60123) declared effective August 28, 1995.

/6// Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

/7// Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

/8// Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

/9// Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

/10// Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

/11// Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

/12// Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

/13// Incorporated by reference to the Registrant's Current Reporton Form 8-K, dated January 31, 2001.

/14// Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333- 38230) declared effective May 7, 2001.
/15// Incorporated by reference to the Registrant's Current Report on Form 8-K, dated March 16, 2001.

/16// Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 10, 2001.

/17// Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 23, 2001.

/18// Incorporated by reference to the Registrant's Current Report on Form 8-K, dated March 12, 2002.

/19//     Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COLUMBIA LABORATORIES, INC.

Date: March 20, 2002                          By: /s/ David L. Weinberg
      -------------------                         ---------------------
                                              David L. Weinberg, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William J. Bologna    Chairman of the Board of Directors       March 20, 2002
----------------------
William J. Bologna

/s/ James J. Apostolakis  Vice Chairman of the Board of Directors  March 20, 2002
------------------------
James J. Apostolakis

/s/ Fred Wilkinson        President and Chief Executive Officer    March 20, 2002
---------------------
Fred Wilkinson

/s/ David L. Weinberg     Vice President-Finance and               March 20, 2002
----------------------
David L. Weinberg         Administration, Chief Financial
                          Officer and Treasurer
                          (Principal Financial and Accounting
                          Officer)

/s/ Jean Carvais          Director                                 March 20, 2002
----------------
Jean Carvais

/s/ Dominique de Ziegler  Director                                 March 20, 2002
------------------------
Dominique de Ziegler

/s/ John W. Gildea        Director                                 March 20, 2002
-------------------
John W. Gildea

/s/ Max Link              Director                                 March 20, 2002
-------------
Max Link

/s/ Denis M. O'Donnell    Director                                 March 20, 2002
----------------------
Denis M. O'Donnell

/s/ Selwyn P. Oskowitz    Director                                 March 20, 2002
----------------------
Selwyn P. Oskowitz

/s/ Robert C. Strauss     Director                                 March 20, 2002
----------------------
Robert C. Strauss

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                Page
                                                                ----
Report of Independent Certified Public Accountants              F-2

Consolidated Balance Sheets
   As of December 31, 2001 and 2000                             F-3

Consolidated Statements of Operations
   for the Three Years Ended December 31, 2001                  F-5

Consolidated Statements of Comprehensive Operations
   for the Three Years Ended December 31, 2001                  F-6

Consolidated Statements of Stockholders' Equity (Deficiency)
   for the Three Years Ended December 31, 2001                  F-7

Consolidated Statements of Cash Flows
   for the Three Years Ended December 31, 2001                  F-9

Notes to Consolidated Financial Statements                     F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 13, 2002, except for the first paragraph of Note 11 as to which the date is March 13, 2002 and the second paragraph of Note 11 as to which the date is March 12, 2002

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

                                     ASSETS
                                     ------
                                                          2001            2000
                                                      ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents, of which $ 3,098,856
     is interest-bearing as of December 31, 2001      $  4,060,836    $  7,594,707
   Accounts receivable, net of allowance
     for doubtful accounts of $40,000
     and $23,000 in 2001 and 2000, respectively            811,648       3,302,801
   Inventories                                             992,453         979,738
   Prepaid expenses                                        538,262         758,603
   Loans receivable, related parties                       200,087         325,718
                                                      ------------    ------------
     Total current assets                                6,603,286      12,961,567
                                                      ------------    ------------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                               2,237,332       2,111,116
   Furniture and fixtures                                  198,631         298,512
                                                      ------------    ------------
                                                         2,435,963       2,409,628

     Less-accumulated depreciation and amortization     (2,079,329)     (1,815,112)
                                                      ------------    ------------
                                                           356,634         594,516
                                                      ------------    ------------

INTANGIBLE ASSETS, net                                   1,453,281       1,746,815

OTHER ASSETS                                               146,823         216,333
                                                      ------------    ------------
TOTAL ASSETS                                          $  8,560,024    $ 15,519,231
                                                      ============    ============

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

                                  (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                              2001             2000
                                                          -------------    -------------
CURRENT LIABILITIES:
   Accounts payable                                       $     630,468    $     795,508
   Accrued expenses                                           1,350,735        1,129,846
   Deferred revenue                                                  --          100,000
                                                          -------------    -------------
     Total current liabilities                                1,981,203        2,025,354
                                                          -------------    -------------

CONVERTIBLE SUBORDINATED NOTE PAYABLE                        10,000,000       10,000,000

                                                          -------------    -------------
TOTAL LIABILITIES                                            11,981,203       12,025,354
                                                          -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized: Series A Convertible Preferred Stock,
     0 and 33 shares issued and outstanding in 2001
     and 2000, respectively                                          --               --
   Series B Convertible Preferred Stock, 1,630 shares
     issued and outstanding in 2001 and 2000
     (liquidation preference of $163,000 at December
     31, 2001                                                        16               16
   Series C Convertible Preferred Stock, 3,750 and
     4,050 shares issued and outstanding in 2001 and
     2000, respectively                                              38               41
     (liquidation preference of $3,750,000 at
        December 31, 2001)
Common stock, $.01 par value; 100,000,000 shares
     authorized; 32,752,425 and 30,494,924 shares
     issued and outstanding in 2001 and 2000,
     respectively                                               327,524          304,949
Capital in excess of par value                              114,917,247      105,991,194
Accumulated deficit                                        (118,647,406)    (102,801,779)
Accumulated other comprehensive income                          (18,598)            (544)
                                                          -------------    -------------
   Total stockholders' equity (deficiency)                   (3,421,179)       3,493,877
                                                          -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $   8,560,024    $  15,519,231
                                                          =============    =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  -------------------------------------------

                                         2001            2000            1999
                                     ------------    ------------    ------------
NET SALES                            $  1,847,501    $ 13,173,129    $ 18,921,074

COST OF GOODS SOLD                      1,744,977       4,108,072       5,655,350
                                     ------------    ------------    ------------
   Gross profit                           102,524       9,065,057      13,265,724
                                     ------------    ------------    ------------

OPERATING EXPENSES:
   Selling and distribution             1,054,472       2,120,551       3,938,756
   General and administrative           4,386,956       3,981,696       4,575,702
   Research and development             7,607,267       5,206,227       6,652,096
   Product recall costs                 1,500,000              --              --
   Corporate restructuring expense      1,000,000         285,000              --
                                     ------------    ------------    ------------
     Total operating expenses          15,548,695      11,593,474      15,166,554
                                     ------------    ------------    ------------

     Loss from operations             (15,446,171)     (2,528,417)     (1,900,830)
                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   License fees, net of expenses               --              --         462,500
   Interest income                        246,937         367,294         134,795
   Interest expense                      (755,398)       (755,427)       (755,352)
   Other, net                             109,005         313,619         (82,321)
                                     ------------    ------------    ------------
                                         (399,456)        (74,514)       (240,378)
                                     ------------    ------------    ------------

Loss before income taxes              (15,845,627)     (2,602,931)     (2,141,208)
Provision for income taxes                     --              --          69,000
                                     ------------    ------------    ------------

   Net loss                          $(15,845,627)   $ (2,602,931)   $ (2,210,208)
                                     ============    ============    ============

LOSS PER COMMON
   SHARE - BASIC AND DILUTED         $      (0.51)   $      (0.09)   $      (0.09)
                                     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     BASIC AND DILUTED                 31,243,307      30,235,000      28,853,000
                                     ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
              --------------------------------------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          -----------------------------------------------------------

               FOR THE THREE YEARS ENDED DECEMBER 31, 2001
               -------------------------------------------

                                               2001            2000            1999
                                           ------------    ------------    ------------
NET LOSS                                   $(15,845,627)   $ (2,602,931)   $ (2,210,208)

Other comprehensive income:
 Foreign curency translation, net of tax         18,054          58,051          89,670
                                           ------------    ------------    ------------

Comprehensive loss                         $(15,827,573)   $ (2,544,880)   $ (2,120,538)
                                           ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          ------------------------------------------------------------
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  -------------------------------------------

                                              Series A Convertible        Series B Convertible       Series C Convertible
                                                Preferred Stock             Preferred Stock            Preferred Stock
                                          ---------------------------  -------------------------  ---------------------------
                                            Number of                   Number of                  Number of
                                             Shares       Amount         Shares         Amount       Shares        Amount
                                          -----------  -----------     -----------    ----------  ------------  -------------
Balance, January 1, 1999                          923    $       9           1,630    $       16            --             --
Issuance of preferred stock                        --           --              --            --         6,660    $        67
Options exercised                                  --           --              --            --            --             --
Warrants exercised                                 --           --              --            --            --             --
Dividends on preferred stock                       --           --              --            --            --             --
Fair market value of warrants
 granted to non-employees                          --           --              --            --            --
Fair market value of options
 granted to non-employees                          --           --              --            --            --             --
Translation adjustment                             --           --              --            --            --             --
Conversion of preferred stock                      --           --              --            --        (1,400)           (14)
Net loss                                           --           --              --            --            --             --
                                          -----------    ---------     -----------    ----------   -----------    -----------
Balance, December 31, 1999                        923            9           1,630            16         5,260             53
Options exercised                                  --           --              --            --            --             --
Warrants exercised                                 --           --              --            --            --             --
Dividends on preferred stock                       --           --              --            --            --             --
Fair market value of warrants
 granted to non-employees                          --           --              --            --            --             --
Fair market value of options
 granted to non-employees                          --           --              --            --            --             --
Shares issued for product acquisition              --           --              --            --            --             --
Translation adjustment                             --           --              --            --            --             --
Conversion of preferred stock                    (890)          (9)             --            --        (1,210)           (12)
Net loss                                           --           --              --            --            --             --
                                          -----------    ---------     -----------    ----------   -----------    -----------
Balance, December 31, 2000                         33    $      --           1,630    $       16         4,050    $        41
                                          ===========    =========     ===========    ==========   ===========    ===========

                                           Common Stock
                                  -----------------------------
                                                                  Capital in                     Accumulated Other
                                  Number of                        Excess of      Accumulated      Comprehensive
                                    Shares          Amount         Par Value         Deficit       Income (Loss)       Total
                                 -------------  --------------  --------------    -------------    -------------    -------------
Balance, January 1, 1999            28,684,687   $     286,846   $  93,221,998    $ (97,988,640)   $     147,177    $  (4,332,594)
Issuance of preferred stock                 --              --       6,373,277               --               --        6,373,344
Options exercised                        5,000              50          26,825               --               --           26,875
Warrants exercised                      35,000             350         122,150               --               --          122,500
Dividends on preferred stock                --              --        (287,994)              --               --         (287,994)
Fair market value of warrants
 granted to non-employees                   --              --         112,172               --               --          112,172
Fair market value of options
 granted to non-employees                   --              --          11,361               --               --           11,361
Translation adjustment                      --              --              --               --          (89,670)         (89,670)
Conversion of preferred stock          399,999           4,000          (3,986)              --               --               --
Net loss                                    --              --              --       (2,210,208)              --       (2,210,208)
                                 -------------   -------------   -------------    -------------    -------------    -------------
Balance, December 31, 1999          29,124,686         291,246      99,575,803     (100,198,848)          57,507         (274,214)
Options exercised                      793,107           7,931       5,045,604               --               --        5,053,535
Warrants exercised                     166,488           1,665         836,298               --               --          837,963
Dividends on preferred stock                --              --        (217,940)              --               --         (217,940)
Fair market value of warrants
 granted to non-employees                   --              --          60,009               --               --           60,009
Fair market value of options
 granted to non-employees                   --              --          95,506               --               --           95,506
Shares issued for product
 acquisition                            53,933             540         599,460               --               --          600,000
Translation adjustment                      --              --              --               --          (58,051)         (58,051)
Conversion of preferred stock          356,710           3,567          (3,546)              --               --               --
Net loss                                    --              --              --       (2,602,931)              --       (2,602,931)
                                 -------------   -------------   -------------    -------------    -------------    -------------
Balance, December 31, 2000          30,494,924   $     304,949   $ 105,991,194    $(102,801,779)   $        (544)   $   3,493,877
                                 =============   =============   =============    =============    =============    =============

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          ------------------------------------------------------------

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  -------------------------------------------

                                   (Continued)


                                Series A Convertible  Series B Convertible    Series C Convertible
                                   Preferred Stock       Preferred Stock         Preferred Stock          Common Stock
                               ---------------------  --------------------    --------------------   ---------------------
                               Number of              Number of               Number of              Number of
                                 Shares     Amount      Shares    Amount        Shares     Amount      Shares      Amount
                               ----------  ---------  ---------  ---------    ----------  --------   -----------  --------
Balance, December 31, 2000             33  $      --      1,630  $      16         4,050   $     41  30,494,924   $304,949
Issuance of common stock               --         --         --         --            --         --   2,146,459     21,465
Options exercised                      --         --         --         --            --         --       7,500         75
Warrants exercised                     --         --         --         --            --         --       8,557         85
Dividends on preferred stock           --         --         --         --            --         --          --         --
Fair market value of options
   granted to non-employees            --         --         --         --            --         --          --         --
Translation adjustment                 --         --         --         --            --         --          --         --
Conversion of preferred stock         (33)        --         --         --          (300)        (3)     94,985        950
Net loss                               --         --         --         --            --         --          --         --
                               ----------  ---------  ---------  ---------    ----------   --------  ----------   --------
Balance, December 31, 2001             --  $      --      1,630  $      16         3,750   $     38  32,752,425   $327,524
                               ==========  =========  =========  =========    ==========   ========  ==========   ========

                                  Capital in                     Accumulated Other
                                   Excess of    Accumulated        Comprehensive
                                   Par Value      Deficit          Income (Loss)       Total
                                -------------   ---------------    ---------------   --------------
Balance, December 31, 2000      $ 105,991,194    $(102,801,779)   $        (544)   $   3,493,877
Issuance of common stock            8,962,936               --               --        8,984,401
Options exercised                      41,175               --               --           41,250
Warrants exercised                     12,165               --               --           12,250
Dividends on preferred stock         (201,663)              --               --         (201,663)
Fair market value of options
   granted to non-employees           112,387               --               --          112,387
Translation adjustment                     --               --          (18,054)         (18,054)
Conversion of preferred stock            (947)              --               --               --
Net loss                                   --      (15,845,627)              --      (15,845,627)
                                -------------    -------------    -------------    -------------
Balance, December 31, 2001      $ 114,917,247    $(118,647,406)   $     (18,598)   $  (3,421,179)
                                =============    =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  -------------------------------------------

                                                        2001            2000            1999
                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(15,845,627)   $ (2,602,931)   $ (2,210,208)
Adjustments to reconcile net loss to net
cash used in operating activities-
  Depreciation and amortization                          688,198         753,588         968,845
  Provision for doubtful accounts                         17,000          (6,523)       (110,000)
  Provision for returns and allowances                   368,273         164,816          (4,335)
  Write-down of inventories                              166,905         197,626              --
  Loss on disposal of fixed assets                        27,961          47,817          27,766
  Gain on sale of assets                                      --        (158,629)             --
  Issuance of warrants and options for consulting
  services                                                12,387         155,515         123,533

Changes in assets and liabilities-
  (Increase) decrease in:
  Accounts receivable                                  2,105,880      (1,626,008)       (397,480)
  Inventories                                           (179,620)        671,452         562,618
  Prepaid expenses                                       220,341        (289,655)          3,590
  Other assets                                           195,141         441,861        (283,626)

  Increase (decrease) in:
  Accounts payable                                      (165,040)     (1,293,752)     (1,942,234)
  Accrued expenses                                       220,889         (42,721)       (408,272)
  Deferred revenue                                      (100,000)             --        (478,150)
                                                    ------------    ------------    ------------
     Net cash used in operating activities           (12,167,312)     (3,587,544)     (4,147,953)
                                                    ============    ============    ============

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  -------------------------------------------

                                  (Continued)

                                                      2001          2000           1999
                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                     $        --    $ 4,119,729    $        --
 Purchase of property and equipment                  (188,602)       (16,168)      (108,648)
 Acquisition of intangibles                                --       (525,000)      (100,000)
                                                  -----------    -----------    -----------
 Net cash used in investing activities               (188,602)     3,578,561       (208,648)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock         8,984,401             --             --
 Net proceeds from issuance of preferred stock             --             --      6,373,344
 Issuance of note payable                                  --             --             --
 Dividends paid                                      (201,663)      (217,940)      (409,651)
 Proceeds from exercise of options and warrants        53,500      5,891,498        149,375
                                                  -----------    -----------    -----------
  Net cash provided by financing activities         8,836,238      5,673,558      6,113,068
                                                  -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (14,195)       (51,953)       (89,670)
                                                  -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (3,533,871)     5,612,622      1,666,797

CASH AND CASH EQUIVALENTS,
 Beginning of year                                  7,594,707      1,982,085        315,288
                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
 End of year                                      $ 4,060,836    $ 7,594,707    $ 1,982,085
                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Interest paid                                    $   712,500    $   712,500    $   712,500
                                                  ===========    ===========    ===========

 Taxes paid                                       $    58,300    $    19,700    $   134,000
                                                  ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING
 ACTIVITIES
 Common stock issued for trademark                $        --    $   600,000    $        --
                                                  ===========    ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------

  Organization-
  ------------

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company is dedicated to research and development of women's health care and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company is also developing hormonal products for men and a buccal delivery system for peptides. The Company's products primarily utilize its patented Bioadhesive Delivery System technology.

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

  Inventories-
  -----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                              December 31,
                                      -----------------------------
                                         2001               2000
                                      ----------         ----------
Finished goods                         $ 426,206          $ 551,650
Raw materials                            566,247            428,088
                                      ----------         ----------
                                       $ 992,453          $ 979,738
                                      ==========         ==========

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

     Intangible Assets-
     -----------------

Intangible assets consist of the following:

                                                            December 31,
                                              ------------------------------
                                                  2001               2000
                                               -----------       ------------
        Patents                                $ 2,600,000       $  2,600,000
        Trademarks                               1,581,644          1,581,644
        Licensing rights                           100,000            100,000
                                               -----------       ------------
                                                 4,281,644          4,281,644
        Less accumulated amortization           (2,828,363)        (2,534,829)
                                               -----------       ------------
                                               $ 1,453,281       $  1,746,815
                                               ===========       ============

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years to fifteen years. Licensing rights are being amortized over a period of five years.

In April 1998, the Company and the Warner-Lambert Company signed an agreement terminating their December 1991 license and supply agreement under which the Warner-Lambert Company had distributed Replens, a vaginal moisturizer which had been developed by the Company. Under the terms of the termination agreement, the Company agreed to pay $4.6 million for the right to reacquire the product Replens, effective on April 9, 1998. The $4.6 million cost was capitalized and was being amortized over a 15 year period. Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens for a total of $4.5 million cash. The gain of approximately $159,000 was included in Other Income, net in the accompanying consolidated statement of operations.

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

     Accrued Expenses-
     ----------------

Accrued expenses consist of the following:

                                                   December 31,
                                       -----------------------------------
                                           2001                   2000
                                       ------------           ------------
Product recall costs                   $    404,060           $          -
Corporate restructuring expense             153,000                 60,151
Professional fees                           305,602                225,746
Interest                                    267,813                207,813
Other                                       220,260                636,136
                                       ------------           ------------
                                       $  1,350,735           $  1,129,846
                                       ============           ============

     Income Taxes-
     ------------

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                  2001      2000      1999
                                 ------    ------    ------
Federal income tax rate           (34.0)%   (34.0)%   (34.0)%
Increase in valuation allowance    34.0      34.0      34.0
U.S. Alternative Minimum Tax        -          -        3.2
                                 ------    ------    ------
Effective income tax rate           0.0%      0.0%      3.2%
                                 ======    ======    ======

As of December 31, 2001, the Company has U.S. tax net operating loss carryforwards of approximately $57 million which expire through 2021. The Company also has unused tax credits of approximately $949,000 which expire at various dates through 2012. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. Accordingly, the Company recorded a $69,000 alternative minimum tax provision for U.S. Federal taxes in 1999.

As of December 31, 2001 and 2000, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $21 million and $18 million, respectively (comprised primarily of a net operating loss carryforward) for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

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

     Advertising Expense-
     -------------------

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $55,000 in 2001, $503,000 in 2000 and $858,000 in 1999.

     Research and Development Costs-
     ------------------------------

Company sponsored research and development costs related to future products are expensed as incurred.

     Loss Per Share-
     --------------

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

     Stock-Based Compensation-
     ------------------------

Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosure of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the three years ended December 31, 2001, the Company has recognized compensation costs under the provisions of APB No. 25, and has provided the expanded disclosure required by SFAS No. 123 (see
Note 5).

     Product Recall Costs-
     --------------------

Product recall costs represent the direct out-of-pocket costs related to the recall of the product Crinone that took place in April 2001. At December 31, 2001, $404,000 remains in Accrued Expenses.

     Corporate Restructuring Expense-
     -------------------------------

During the second quarter of 2001, the Company's management decided to close the France office. The Company recorded a restructuring charge for the anticipated costs associated with closing the office consisting of employee severance payments and other costs. As of December 31, 2001, approximately $843,000 of costs had been paid. The remaining $153,000 of costs is reflected in the accompanying financial statements under the caption Accrued Expenses.

     Recent Accounting Pronouncements-
     --------------------------------

The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(2) STRATEGIC ALLIANCE AGREEMENTS:
---------------------------------

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone. The Company supplied Crinone to AHP at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company supplies Crinone to Ares Trading S.A. ("Serono") under the same terms as in the agreement with AHP.

In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company's previously unlicensed women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company has received $540,000, net of expenses, and expects to receive future milestone payments as products are made available by the Company.

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

(3) CONVERTIBLE SUBORDINATED NOTE PAYABLE:
-----------------------------------------

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

(4) PRODUCT RECALL:
------------------

On April 5, 2001, the Company announced that it has requested its licensee, Serono, to voluntarily recall a number of batches of Crinone(R), a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel, which may change consistency over time in the recalled batches. Investigations of the problem to date confirm that there is no safety risk to patients, and that the active ingredient, progesterone, is still effective, and all other parameters remain within specification. The Company estimated that the direct out-of-pocket costs related to the recall will approximate $1.5 million, which was recorded in the first quarter of 2001. Approximately, $1.1 million of cost has been paid through December 31, 2001 and the remaining approximately $400,000 is included in Accrued Expenses. The Company is attempting to recover a portion of the product recall costs from its trade suppliers, but has not included any potential recovery, if any, in its estimate.

The Company has since manufactured new product under a re-validation protocol, which yielded positive results of critical stability data. As a result, Columbia initiated shipments of Crinone to Serono on October 19, 2001. On March 12, 2002, Serono announced that they had re-introduced Crinone into the United States market.

(5) STOCKHOLDERS' EQUITY (DEFICIENCY):
-------------------------------------

     Preferred Stock-
     ---------------

In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock paid cumulative dividends at a rate of 8% per annum payable quarterly and each share was convertible into 12.36 shares of Common Stock. At December 31, 2001, all of the Series A Preferred Stock has been converted.

In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 20.57 shares of Common Stock.

Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of Common Stock into which the preferred stock is convertible.

In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Series C Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share or
(ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

     Common Stock-
     ------------

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with an institutional investor to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to the institutional investor up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to the institutional investor, the Company may also, at its sole discretion, grant the institutional investor a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. At December 31, 2001, $15.5 million of the Company's Common Stock may be sold under the Purchase Agreement.

During 2001, the Company issued 2,146,459 shares of its common stock to several institutional investors, which resulted in the Company receiving $8,948,401 after expenses. $1,000,000 million of the gross proceeds were received pursuant to the Purchase Agreement described in the preceding paragraph.

Warrants-
--------

As of December 31, 2001, the Company had warrants outstanding for the purchase of 921,475 shares of Common Stock. Information on outstanding warrants is as follows:

          Exercise
             Price
             -----
           $  3.50     146,475
              4.81     225,000
              5.85     100,000
              7.06      25,000
              7.50      75,000
              8.35     350,000
                      --------
                       921,475
                       =======

During 2001, a warrant to purchase 350,000 shares of Common Stock at an exercise price of $8.35 was issued pursuant to an employment agreement with the Company's new President and Chief executive Officer. A warrant to purchase 100,000 shares of Common stock at an exercise price of $5.85 per share was issued to an officer and director of the Company. As of December 31, 2001, 471,475 warrants were exercisable.

     Stock Option Plan-
     -----------------

All employees, officers, directors and consultants of the Company or any subsidiary were eligible to participate in the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "Plan"). Under the Plan, a total of 5,000,000 shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to this Plan.

In October 1996, the Company adopted the 1996 Long-term Performance Plan ("Performance Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. Pursuant to the Performance Plan, an aggregate of 6,000,000 shares of Common Stock have been reserved for issuance.

A summary of the status of the Company's two stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                        2001                  2000                 1999
                                 --------------------  --------------------   --------------------
                                             Weighted               Weighted              Weighted
                                             Average                Average               Average
                                             Exercise               Exercise              Exercise
                                    Shares    Price        Shares     Price        Shares   Price
                                 --------------------  --------------------   --------------------
Outstanding at beginning of year  5,550,143  $ 9.06     5,671,438     $8.83     5,184,938  $ 9.13
Granted                             761,000    5.94       687,000      8.21       512,500    5.97
Exercised                            (7,500)   5.50      (793,107)     6.40        (5,000)   5.38
Forfeited                           (85,000)   8.99       (15,188)    13.25       (21,000)  15.59
                                 ----------            ----------             -----------
Outstanding at end of year        6,218,643    8.69     5,550,143      9.06     5,671,438    8.83
                                 ==========            ==========             ===========

Options exercisable at year end   5,420,043             4,803,143               5,038,938
                                 ==========            ==========             ===========

The following table summarizes information about stock options outstanding at December 31, 2001:

                                 Options Outstanding                      Options Exercisable
                    ----------------------------------------------   --------------------------------
                                             Weighted
                                             Average      Weighted                          Weighted
    Range of                 Number         Remaining     Average         Number            Average
    Exercise              Outstanding      Contractual    Exercise        Exercisable        Exercise
     Prices         at December 31, 2001   Life (Years)    Price      at December 31, 2001    Price
------------------  ----------------------------------------------   ---------------------------------
  $ 3.19 - $4.00                110,000        6.99       $ 3.26                   110,000    $ 3.26
  $ 4.06 - $7.90              3,007,143        5.28         5.23                 2,246,143      5.00
  $ 8.06 - $12.13             1,942,500        6.10        10.52                 1,904,900     10.55
  $12.25 - $18.63             1,159,000        5.15        15.09                 1,159,000     15.09
                     ------------------                              ---------------------
  $ 3.19 - $18.63             6,218,643        5.54         8.69                 5,420,043      9.07
                     ==================                              =====================

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans and warrants issued to employees. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB Statement 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                  2001                2000            1999
                             --------------------------------------------------
Net loss        As reported  $ (15,845,627)      $ (2,602,931)    $ (2,210,208)
                             ==================================================
                Proforma     $ (20,273,444)      $ (4,187,485)    $ (4,311,608)
                             ==================================================

Loss per share  As reported  $       (0.51)      $      (0.09)    $      (0.09)
                             ==================================================
                Proforma     $       (0.65)      $      (0.15)    $      (0.15)
                             --------------------------------------------------

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) a risk free rate of 5% (6% in 2000 and 1999) that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 86.4% for 2001, 87.2% for 2000 and 86.7% for 1999 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

The weighted average fair value of options and warrants granted to employees during 2001 was $3.66.

(6) LOSS PER COMMON AND POTENTIAL COMMON SHARE:
-----------------------------------------------

The calculation of basic and diluted loss per common and potential common share is as follows:

                                             2001            2000             1999
                                             ----            ----             ----
Net loss                                 $(15,845,627)   $ (2,602,931)   $   (2,210,208)
Less: Preferred stock dividends              (201,663)       (217,940)         (287,994)
      Deduction related to Series C
        Convertible Preferred Stock                  -               -         (133,320)
                                         -------------   -------------   ---------------
Net loss applicable to
 common stock                            $(16,047,290)   $ (2,820,871)   $   (2,631,522)
                                         =============   =============   ===============
Basic and diluted:
   Weighted average number of
     common shares outstanding              31,243,307      30,235,000        28,853,000
                                         =============   =============   ===============
   Basic and diluted net loss per common
   share                                 $      (0.51)   $      (0.09)   $        (0.09)
                                         =============   =============   ===============

(7) COMMITMENTS AND CONTINGENCIES:
----------------------------------

Cash and cash equivalents-
--------------------------

The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-
-------

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2001, 2000 and 1999 totaled $450,550, $548,914 and $641,569, respectively. Future minimum lease payments as of December 31, 2001 are as follows:

          2002                     $ 344,103
          2003                       227,804
          2004                       115,006
          2005                         8,075
                                   ---------
                                   $ 694,988
                                   =========

Royalties-
----------

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

Employment Agreements-
----------------------

In March 2001, the Company entered into a three-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $450,000 per year plus a minimum ten percent bonus. Additionally, the employee was granted options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $5.85 per share and a warrant to purchase 350,000 shares of the Company's Common stock at an exercise price of $8.35 per share. The options and warrant vest ratably over a four-year period.

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. No provision was required in 2001, 2000 and 1999.

Legal Proceedings-
------------------

In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action sets forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties, and seeks damages and indemnification in the amount of at least $13 million. On November 26, 2001, the Company filed counterclaims against Serono alleging, among other things, breach of contract by Serono for its failure to re-launch Crinone into the market after new batches of Crinone were manufactured under a revalidation protocol and shipped to Serono. On November 30, 2001, the Company announced that if this and other breaches were not resolved within 60 days ("the cure period"), the Company planned to terminate the license and supply agreement with Serono and to attempt to market Crinone directly. The Company has since extended the cure period to allow for settlement negotiations in the Action. At the present time, the Company cannot predict whether it will be able to settle the Action, or the outcome of the litigation, if no settlement is reached.

Other claims and law suits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

(8) RELATED-PARTY TRANSACTIONS:
-------------------------------

During 1993, the Company loaned two individuals, who at the time were employees, directors and stockholders of the Company, an aggregate of $190,350. These notes, which bore interest at 10% per annum and which were due on or before December 7, 1997, were subsequently extended through December 7, 1999. One of the loans was paid in full, including interest, in 2001. At December 31, 2001, a balance of $200,087 remains outstanding, from a current officer, director and shareholder, and is included in other current assets in the accompanying 2001 consolidated balance sheet.

In connection with the issuance of the Series C Convertible Preferred Stock in January 1999, the Company received two notes receivable from Norman M. Meier, the then President and Chief Executive Officer, and from William J. Bologna, the Chairman of the Board, for $350,000 and $250,000, respectively. The notes bore interest at 5% per annum and were due on July 28, 1999. Mr. Meier's note was paid in December 1999 with interest through the date of payment and Mr. Bologna's note was paid in January 2000 with interest through the date of payment.

The above note is reflected in the accompanying balance sheets at its face value plus interest which approximates fair value.

(9) SEGMENT INFORMATION:
------------------------

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products. One customer/licensee accounted for approximately 44% of 2001 consolidated net sales. A second customer accounted for 29% of 2001 consolidated net sales, 73% of 2000 consolidated net sales and this and another customer (under the same contract), which it replaced in mid-1999, accounted for 56% of 1999 consolidated net sales. A third customer accounted for approximately 5% and 9% of 2000 and1999 consolidated net sales, respectively. A fourth customer accounted for approximately 5% of 1999 consolidated net sales. The following table shows selected information by geographic area:

                                                              Income
                                             Net            (loss) from        Identifiable
                                            Sales            Operations           Assets
                                       --------------     --------------      ---------------
As of and for the year
ended December 31, 2001-

   United States                      $      712,834      $  (8,748,062)      $    5,809,982
   Europe                                  1,134,667         (6,698,109)           2,750,042
                                      --------------      -------------      ----------------
                                      $    1,847,501      $ (15,446,171)      $    8,560,024
                                      ==============      =============      ================
As of and for the year
ended December 31, 2000-

   United States                      $   10,346,482      $    (137,527)      $    7,361,419
   Europe                                  2,826,647         (2,390,890)           8,157,812
                                      --------------      -------------       ---------------
                                      $   13,173,129      $  (2,528,417)      $   15,519,231
                                      ==============      =============       ===============

As of and for the year
ended December 31, 1999-

   United States                      $   16,376,205     $    3,860,850       $    9,047,230
   Europe                                  2,544,869         (5,761,680)           3,940,383
                                      --------------     ---------------      ---------------
                                      $   18,921,074     $   (1,900,830)      $   12,987,613
                                      ==============     ===============      ===============

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
-------------------------------------------------

The following table summarizes selected quarterly data for the years ended December 31, 2001 and 2000:

                                First          Second          Third           Fourth          Full
                               Quarter         Quarter        Quarter          Quarter          Year
                             ----------------------------------------------------------------------------
2001
----
Net sales                    $    847,815    $    427,554    $    411,354    $    160,778    $  1,847,501
Gross profit                      381,918          58,601         (56,002)       (281,993)        102,524

Loss from operations           (3,754,147)     (4,300,713)     (3,085,986)     (4,305,325)    (15,446,171)
Net loss                       (3,818,929)     (4,430,124)     (3,240,507)     (4,356,067)    (15,845,627)
Basic and diluted loss
per common share                    (0.13)          (0.14)          (0.10)          (0.14)          (0.51)

2000
----
Net sales                    $  2,989,930    $  2,716,025    $  3,513,917    $  3,953,257    $ 13,173,129
Gross profit                    1,770,082       1,835,708       2,523,849       2,935,418       9,065,057
Income (loss) per share        (1,194,328)       (988,915)       (212,824)        152,650      (2,243,417)
Net income (loss)              (1,361,696)     (1,176,080)       (272,547)        207,392      (2,602,931)
Basic and diluted earnings
(loss) per common share             (0.05)          (0.04)          (0.01)           0.01           (0.09)

(11) SUBSEQUENT EVENTS:
-----------------------

     On February 28, 2002 and March 13, 2002, the Company sold 277,778 and 500,000 shares, respectively, of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement (see Note 5). The price per share was $3.60 and $4.00, respectively (representing a negotiated discount to the market price). Gross proceeds were $3.0 million reducing the amount of Common stock that can be sold under this agreement to $12.5 million.

     On March 12, 2002, the Company adopted a Stockholder Rights Plan ("Rights Plan") designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company's voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company's voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company's Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company's preferred stock or shares in an "acquiring entity" at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company's voting stock, subject to certain exceptions.

                           COLUMBIA LABORATORIES, INC.AND SUBSIDIARIES
                           -------------------------------------------

                               INDEX TO FINANCIAL STATEMENT SCHEDULE
                          ------------------------------------------

                                                                Page
                                                                ----

Report of Independent Certified Public Accountants              F-25

Schedule II-Valuation and Qualifying Accounts and Reserves      F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated February 13, 2002, except for the first paragraph of Note 11 as to which the date is March 13, 2002 and the second paragraph of Note 11 as to which the date is March 12, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 13, 2002, except for the first paragraph of Note 11 as to which the date is March 13, 2002 and the second paragraph of Note 11 as to which the date is March 12, 2002

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                  -------------------------------------------

                                                   Charged to
                                      Balance at  (credited to)               Balance
                                      beginning    costs and                   at end
         Description                  of period     expenses     Deductions  of period
-------------------------------       ----------   ----------    ----------  ---------
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts       $   23,000   $  17,000     $      --   $  40,000
                                      ==========   ==========    =========   =========

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts       $  119,829   $  (6,523)    $  90,306   $  23,000
                                      ==========   =========     =========   =========

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts       $  229,829   $  10,000     $ 120,000   $ 119,829
                                      ==========   =========     =========   =========

                                  EXHIBIT INDEX
EXHIBIT NUMBERS

3.1    --  Restated Certificate of Incorporation of the Company, as amended/1//
3.2    --  Amended and Restated By-laws of Company/10//
4.1    --  Certificate of Designations, Preferences and Rights of Series C
           Convertible Preferred Stock of the Company, dated as of January 7, 1999/10//
4.2    --  Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto/10//
4.3    --  Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P./10//
4.4    --  Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P./10//
4.5    --  Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto/10//
4.6    --  Form of Warrant to Purchase Common Stock/10//
4.7    --  Warrant to Purchase Common Stock granted to James J. Apostolakis on
           September 23, 1999
10.1   --  Employment Agreement dated as of January 1, 1996, between the
           Company and Norman M. Meier/6//
10.2   --  Employment Agreement dated as of January 1, 1996, between the
           Company and William J. Bologna/6//
10.3   --  1988 Stock Option Plan, as amended, of the Company/4//
10.4   --  1996 Long-term Performance Plan, as amended, of the Company/7//
10.5   --  License and Supply Agreement between Warner-Lambert Company and the
           Company dated December 5, 1991/3//
10.6   --  Asset Purchase, License and Option Agreement, dated November 22,
           1989/1//
10.7   --  Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti/8//
10.8   --  License and Supply Agreement for Crinone between Columbia
           Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 1995/5//
10.9   --  Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier/8//
10.10  --  Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna/8//
10.11  --  Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti/8//
10.12  --  Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated
           Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read Inc./9//
10.13  --  Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company/9//
10.14  --  Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti./10//
10.15  --  Agreement dated as of December 14, 1998, by and among Columbia
           Laboratories, Inc., William J. Bologna, Norman M. Meier, James J. Apostolakis, David Ray, Bernard Marden, Anthony R. Campbell, David
           M. Knott and Knott Partners, L.P./10//
10.16  --  License and Supply Agreement for Crinone between Columbia
           Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of
           May 20, 1999/11//
10.17  --  Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier/11//
10.18  --  Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna/11//
10.19  --  Employment Agreement dated as of January 1, 2000 between the
           Company and James J. Apostolakis/11//
10.20  --  Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler/11//

10.21  --  Settlement Agreement and Release dated as of March 16, 2000 between
           Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc./11//
10.22  --  Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc./12//
10.23  --  License Agreement dated April 18, 2000, between the Company and Lil'
           Drug Store Products, Inc./12//
10.24  --  Distribution Agreement dated April 18, 2000, between the Company and
           Lil' Drug Store Products, Inc. /12//
10.25  --  Stock Purchase Agreement, dated January 31, 2001, between the
           Company and Ridgeway Investment Limited/13//
10.26  --  Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001/14//
10.27  --  Employment Agreement dated March 16, 2001 between the Company and G.
           Frederick Wilkinson/15//
10.28  --  Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited/16//
10.29  --  Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited/17//
10.30  --  Rights Agreement dated as of March 13, 2002, by and between Columbia
           Laboratories, Inc. and First Union National Bank, as Rights
           Agent/18//
21     --  Subsidiaries of the Company/19//

/1//        Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

/2//        Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1990.

/3//        Incorporated by reference to the Registrant's Current Report on Form
           8-K, filed on January 2, 1992.

/4//        Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1993.

/5//        Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

/6//        Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1995.

/7//        Incorporated by reference to the Registrant's Proxy Statement dated
           May 10, 2000.

/8//        Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1997.

/9//        Incorporated by reference to the Registrant's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1998.

/10//       Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1998.
/11//       Incorporated by reference to the Registrant's Annual Report on Form
           10-K for the year ended December 31, 1999.
/12//       Incorporated by reference to the Registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000.
/13//       Incorporated by reference to the Registrant's Current Report on Form
           8-K dated January 31, 2001
/14//       Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001
/15//       Incorporated by reference to the Registrant's Current Report on Form
           8-K, dated March 16, 2001.
/16//       Incorporated by reference to the Registrant's Current Report on Form
           8-K, dated May 10, 2001.
/17//       Incorporated by reference to the Registrant's Current Report on Form
           8-K, dated July 23, 2001.
/18//       Incorporated by reference to the Registrant's Current Report on Form
           8-K, dated March 12, 2002
/19//       Filed herewith