Form 10-Q
period 2002-03-31
COLUMBIA LABORATORIES INC
filed 2002-05-13
CIK 821995

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

          Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 1, 2002: 33,877,567

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements
-------  --------------------

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

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

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                               March 31,           December 31,
                                                                                 2002                  2001
                                                                           ---------------       -----------------
                                                                             (Unaudited)
ASSETS
      Current assets-
          Cash and cash equivalents                                        $     3,687,936       $       4,060,836
          Accounts receivable, net                                                 971,832                 811,648
          Inventories                                                            1,050,957                 992,453
          Prepaid expenses                                                       1,099,353                 538,262
          Loans receivable, related parties                                        202,845                 200,087
                                                                           ---------------       -----------------
            Total current assets                                                 7,012,923               6,603,286

      Property and equipment, net                                                  415,837                 356,634
      Intangible assets, net                                                     1,386,121               1,453,281
      Other assets                                                                 135,062                 146,823
                                                                           ---------------       -----------------
            TOTAL ASSETS                                                   $     8,949,943       $       8,560,024
                                                                           ===============       =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current liabilities-
          Accounts payable                                                 $     1,356,494       $         630,468
          Accrued expenses                                                       1,469,186               1,350,735
                                                                           ---------------       -----------------
            Total current liabilities                                            2,825,680               1,981,203
      Convertible subordinated note payable                                     10,000,000              10,000,000
                                                                           ---------------       -----------------
            TOTAL LIABILITIES                                                   12,825,680              11,981,203
                                                                           ---------------       -----------------
Stockholders' equity (deficiency)-
      Preferred stock, $.01 par value; 1,000,000 shares authorized:
          Series B Convertible Preferred Stock, 1,630
            shares issued and outstanding in 2002 and 2001                              16                      16
          Series C Convertible Preferred Stock, 3,750
            shares issued and outstanding in 2002 and 2001                              38                      38
      Common stock, $.01 par value; 100,000,000 authorized
          33,530,203 and 32,752,425 shares issued and outstanding
          in 2002 and 2001, respectively                                           335,302                 327,524
      Capital in excess of par value                                           117,847,763             114,917,247
      Accumulated deficit                                                     (122,028,349)           (118,647,406)
      Accumulated other comprehensive income (loss)                                (30,507)                (18,598)
                                                                           ---------------       -----------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (3,875,737)             (3,421,179)
                                                                           ---------------       -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIENCY)                                            $     8,949,943       $       8,560,024
                                                                           ===============       =================

           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
                                  -----------

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               2002                2001
                                                                         ---------------     ---------------
NET SALES                                                                $       492,392     $       847,815

COST OF GOODS SOLD                                                               866,863             465,897
                                                                         ---------------     ---------------
     Gross profit (loss)                                                        (374,471)            381,918
                                                                         ---------------     ---------------
OPERATING EXPENSES:
     Selling and distribution                                                    367,050             262,751
     General and administrative                                                1,183,930             760,760
     Research and development                                                  1,238,365           1,612,554
     Product recall costs                                                              -           1,500,000
                                                                         ---------------     ---------------
        Total operating expenses                                               2,789,345           4,136,065
                                                                         ---------------     ---------------

        Loss from operations                                                  (3,163,816)         (3,754,147)
                                                                         ---------------     ---------------
OTHER INCOME (EXPENSE):
     Interest income                                                              10,497             104,844
     Interest expense                                                           (188,839)           (188,838)
     Other, net                                                                  (38,785)             19,212
                                                                         ---------------     ---------------
                                                                                (217,127)            (64,782)
                                                                         ---------------     ---------------

        Net loss                                                         $    (3,380,943)    $    (3,818,929)
                                                                         ===============     ===============

NET LOSS PER COMMON SHARE:
     Basic and diluted                                                   $         (0.10)    $         (0.13)
                                                                         ===============     ===============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:
     Basic and diluted                                                        32,956,746          30,688,997
                                                                         ===============     ===============

           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
         -------------------------------------------------------------
                                  (Unaudited)
                                  -----------

                                                                       Three Months Ended
                                                                           March 31,
                                                                   2002                 2001
                                                             ----------------     ----------------
NET LOSS                                                     $     (3,380,943)    $     (3,818,929)

Other comprehensive income (loss):
    Foreign currency translation, net of tax                           11,909               26,566
                                                             ----------------     ----------------

Comprehensive loss                                           $     (3,369,034)    $     (3,792,363)
                                                             ================     ================

           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                 2002                       2001
                                                                          -----------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $      (3,380,943)         $       (3,818,929)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
     Depreciation and amortization                                                  165,333                     179,983
     Issuance of warrants for consulting services                                         -                      41,124

   Changes in assets and liabilities-
    (Increase) decrease in:
     Accounts receivable                                                           (160,184)                  2,379,616
     Inventories                                                                    (58,504)                   (139,347)
     Prepaid expenses                                                              (561,091)                   (251,875)
     Loans receivable, related parties                                               (2,758)                     (4,759)
     Other assets                                                                    11,761                      21,157

   Increase (decrease) in:
     Accounts payable                                                               726,026                      96,559
     Accrued expenses                                                               118,451                   1,002,966
                                                                          -----------------          ------------------

   Net cash used in operating activities                                         (3,141,909)                   (493,505)
                                                                          -----------------          ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (157,896)                     (6,165)
                                                                          -----------------          ------------------
     Net cash used in investing activities                                         (157,896)                     (6,165)
                                                                          -----------------          ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                         2,985,169                   1,491,231
   Dividends paid                                                                   (46,875)                    (50,658)
                                                                          -----------------          ------------------

     Net cash provided by financing activities                                    2,938,294                   1,440,573
                                                                          -----------------          ------------------

                                  (Continued)

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                  (Continued)

                                                             Three Months Ended March 31,
                                                            2002                     2001
                                                      ---------------          ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (11,389)                  (19,680)
                                                      ---------------          ----------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     (372,900)                  921,223

CASH AND CASH EQUIVALENTS,
    Beginning of period                                     4,060,836                 7,594,707
                                                      ---------------          ----------------

CASH AND CASH EQUIVALENTS,
    End of period                                     $     3,687,936          $      8,515,930
                                                      ===============          ================


           See notes to condensed consolidated financial statements

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2) INVENTORIES:
---------------

         Inventories consist of the following:


                                        March 31,               December 31,
                                          2002                      2001
                                    ---------------            --------------
Finished goods                      $       385,970            $      426,206
Raw materials                               664,987                   566,247
                                    ---------------            --------------

                                    $     1,050,957            $      992,453
                                    ===============            ==============

(3) SEGMENT INFORMATION:
-----------------------

         The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:

                                                 Net              Loss from           Identifiable
                                                Sales            Operations              Assets
                                            -------------     ---------------       ---------------
As of and for the three months
ended March 31, 2002-
     United States                          $     213,186     $    (1,827,673)      $     5,461,404
     Europe                                       279,206          (1,336,143)            3,488,539
                                            -------------     ---------------       ---------------

                                            $     492,392     $    (3,163,816)      $     8,949,943
                                            =============     ===============       ===============

As of and for the three months
ended March 31, 2001-
     United States                          $     274,586     $    (2,558,919)      $     7,057,077
     Europe                                       573,229          (1,195,228)            7,197,881
                                            -------------     ---------------       ---------------

                                            $     847,815     $    (3,754,147)      $    14,254,958
                                            =============     ===============       ===============

(4) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
    ----------------------------------------------------

The calculation of basic and diluted loss per common and common equivalent share is as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                       2002                  2001
                                                                 ----------------      ----------------
Net loss                                                         $     (3,380,943)     $     (3,818,929)
   Less: Preferred stock dividends                                        (46,875)              (50,658)
                                                                 ----------------      ----------------

Net loss applicable to
   common stock                                                  $     (3,427,818)     $     (3,869,587)
                                                                 ================      ================

Basic and diluted:
   Weighted average number of
       common shares outstanding                                       32,956,746            30,688,997
                                                                 ================      ================

   Basic and diluted net loss per common share                   $        $ (0.10)     $          (0.13)
                                                                 ================      ================

(5) LEGAL PROCEEDINGS:
    -----------------

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

(6) PRODUCT RECALL:
    --------------

On April 5, 2001, the Company announced that it has requested its licensee, Serono, to voluntarily recall a number of batches of Crinone, a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel, which may change consistency over time in the recalled batches. Investigations of the problem to date confirm that there is no safety risk to patients, and that the active ingredient, progesterone, is still effective, and all other parameters remain within specification. The Company estimated that the direct out-of-pocket costs related to the recall will approximate $1.5 million, which was recorded in the first quarter of 2001. Approximately, $1.2 million of cost has been paid through March 31, 2002 and the remaining approximately $300,000 is included in Accrued Expenses. The Company is attempting to recover a portion of the product recall costs from its trade suppliers, but has not included any potential recovery, if any, in its estimate.

The Company has since manufactured new product under a re-validation protocol, which yielded positive results of critical stability data. As a result, Columbia initiated shipments of Crinone to Serono on October 19, 2001. On March 12, 2002, Serono announced that they had re-introduced Crinone into the United States market.

(7) CORPORATE RESTRUCTURING EXPENSE:
    -------------------------------

During the second quarter of 2001, the Company's management decided to close the France office. The Company recorded a restructuring charge for the anticipated costs associated with closing the office consisting of employee severance payments and other costs. As of March 31, 2002, approximately $843,000 of costs had been paid. The remaining $153,000 of costs is reflected in the accompanying financial statements under the caption Accrued Expenses.

(8) SUBSEQUENT EVENT:
    ----------------

On April 23, 2002, the Company sold 337,079 shares of its common stock to Acqua Wellington North American Equities Fund, Ltd. at a purchase price of $4.45 per share (representing a negotiated discount to the market price). The Company received gross proceeds of $1.5 million.

                 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                 --------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------


Forward-Looking Information

     The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (v)failure to develop the Company products or delay in the development of the Company's product; (vi) the timely completion of studies and approvals by the FDA and other regulatory agencies; (vii)the outcome of the Serono litigation; and (viii)the successful re-launch of Crinone back into the marketplace. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $4,060,836 at December 31, 2001 to $3,687,936 at March 31, 2002. On February 28, 2002 and March 13, 2002, the
Company sold 277,778 shares (at $3.60 per share) and 500,000 shares (at $4.00 per share), respectively, of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement. The prices represented a negotiated discount to the market price. Gross proceeds were $1 million and $2 million. The Company intends to use the proceeds for operating activities in 2002. The Company also paid $46,875 for dividends to holders of its Series C preferred stock.

     Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. At May 8, 2002, $11.0 million may be sold pursuant to the Purchase Agreement.

     In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 2002, the Company has paid approximately $1.9 million in royalty payments.

     As of March 31, 2002, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $53.3 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

     Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $4.0 million on research and development in 2002 and an additional $400,000 on property and equipment.

     As of March 31, 2002, the Company had available net operating loss carryforwards of approximately $59 million to offset its future U.S. taxable income.

     In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2002 and December 31, 2001, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $21 million, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.


Results of Operations - Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001


     Net sales decreased by approximately $356,000 from approximately $848,000 million in 2001 compared to $492,000 in 2002. The decrease is primarily the result of decreased Crinone sales from approximately $735,000 in 2001 to $0.0 in 2002 resulting from the voluntary recall of Crinone in April 2001.

     Gross profit as a percentage of net sales was a negative 76% in 2002 as compared to 45% in 2001. The lower gross profit percentage in 2002 is the result of reduced Crinone sales with no corresponding reduction in fixed manufacturing costs.

     Selling and distribution expenses increased by approximately $104,000 in 2002, from $263,000 in 2001 to approximately $367,000 in 2002. The increase is due primarily to market intelligence studies for the Company's male testosterone product for which regulatory filings are expected in mid-year 2002.

     General and administrative expenses increased by approximately $423,000 in 2002 to approximately $1,184,000 in 2002 compared to approximately $761,000 in 2001. The increase was the result of the hiring of additional management personnel subsequent to the first quarter of 2001 and legal expense incurred as the result of litigation commenced in August 2001.

     Research and development expense decreased in 2002 by approximately $374,000 from approximately $1,613,000 in 2000 to $1,238,000 in 2002. The decrease is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter. Reductions resulting from the downsizing of the Company's Paris office also contributed to the decrease.

     Product recall costs in 2001 represented an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone.

     Interest income in 2002 was approximately $10,000 compared to approximately $105,000 in 2001. The decrease resulted from a reduction in cash available for investing.

     Interest expense related to the convertible subordinated note payable totaled approximately $189,000 in 2002 and 2001.

     As a result, the net loss for the three months ended March 31, 2002 was $3,380,943 or $(.10) per common share as compared to the net loss for the three months ended March 31, 2001 of $3,818,929 or $(.13) per common share.

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

DATE:  May 13, 2002
       ------------