Form 10-Q
period 2002-06-30
COLUMBIA LABORATORIES INC
filed 2002-08-14
CIK 821995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

220 South Orange Avenue, 2nd Floor
Livingston, New Jersey                                         07039
(Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code: (973) 994-3999

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 1, 2002: 35,453,722

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

         The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                            June 30,                 December 31,
                                                                             2002                        2001
                                                                       -----------------            --------------
                                                                           (Unaudited)
ASSETS
  Current assets-
      Cash and cash equivalents                                        $       3,471,101            $    4,060,836
      Accounts receivable, net                                                 2,777,105                   811,648
      Inventories                                                              1,639,318                   992,453
      Prepaid expenses                                                         1,015,569                   538,262
      Loans receivable, related party                                            206,414                   200,087
                                                                       -----------------            --------------
         Total current assets                                                  9,109,507                 6,603,286

  Property and equipment, net                                                    718,335                   356,634
  Intangible assets, net                                                       1,308,343                 1,453,281
  Other assets                                                                   126,112                   146,823
                                                                       -----------------            --------------
         TOTAL ASSETS                                                  $      11,262,297            $    8,560,024
                                                                       =================            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  Current liabilities-
      Notes payable - current portion                                  $       2,640,000            $            -
      Accounts payable                                                         1,914,425                   630,468
      Accrued expenses                                                           846,454                 1,350,735
                                                                       -----------------            --------------
         Total current liabilities                                             5,400,879                 1,981,203
  Notes payable - long-term                                                   11,100,000                10,000,000
                                                                       -----------------            --------------
         TOTAL LIABILITIES                                                    16,500,879                11,981,203
                                                                       -----------------            --------------
Stockholders' equity (deficiency)-
  Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series B Convertible Preferred Stock, 1,130 and 1,630
         shares issued and outstanding in 2002 and 2001, respectively                 11                        16
      Series C Convertible Preferred Stock, 3,750
         shares issued and outstanding in 2002 and 2001                               38                        38
  Common stock, $.01 par value; 100,000,000 authorized
      34,332,112 and 32,752,425 shares issued and outstanding
      in 2002 and 2001, respectively                                             343,321                   327,524
  Capital in excess of par value                                             121,269,771               114,917,247
  Accumulated deficit                                                       (126,883,847)             (118,647,406)
  Accumulated other comprehensive income (loss)                                   32,124                   (18,598)
                                                                       -----------------            --------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                 (5,238,582)               (3,421,179)
                                                                       -----------------            --------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)                                           $      11,262,297            $    8,560,024
                                                                       -----------------            --------------

           See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                    ---------

                                                           Six Months Ended                    Three Months Ended
                                                               June 30,                              June 30,
                                                        2002               2001               2002                2001
                                                ------------------   ----------------   --------------      ---------------
NET SALES                                       $     2,717,770      $    1,275,369     $   2,225,378       $    427,554

COST OF GOODS SOLD                                    1,538,840           1,010,597           671,977            485,131
                                                ---------------      --------------     -------------       ------------
       Gross profit (loss)                            1,178,930             264,772         1,553,401            (57,577)
                                                ---------------      --------------     -------------       ------------

OPERATING EXPENSES:
       Selling and distribution                         836,292             516,909           469,242            254,158
       General and administrative                     2,275,516           1,912,627         1,091,586          1,151,867
       Research and development                       2,317,629           3,390,096         1,079,264          1,837,111
       Litigation settlement expense                  3,960,000                   -         3,960,000                  -
       Product recall costs                            (449,489)          1,500,000          (449,489)                 -
       Corporate restructuring expense                        -           1,000,000                            1,000,000
                                                ---------------      --------------     -------------       ------------
           Total operating expenses                   8,939,948           8,319,632         6,150,603          4,243,136
                                                ---------------      --------------     -------------       ------------

           Loss from operations                      (7,761,018)         (8,054,860)       (4,597,202)        (4,300,713)
                                                ---------------      --------------     -------------       ------------
OTHER INCOME (EXPENSE):
       Interest income                                   21,689             175,063            11,192             70,219
       Interest expense                                (405,998)           (377,676)         (217,159)          (188,838)
       Other, net                                       (91,114)              8,420           (52,329)           (10,792)
                                                ---------------      --------------     -------------       ------------
                                                       (475,423)           (194,193)         (258,296)          (129,411)
                                                ---------------      --------------     -------------       ------------

           Net loss                            ($     8,236,441)    ($    8,249,053)    $  (4,855,498)      $ (4,430,124)
                                                ===============      ==============     =============       ============

NET LOSS PER COMMON SHARE:
       Basic and diluted                        $         (0.25)     $        (0.27)    $       (0.14)      $      (0.14)
                                                ===============      ==============     =============       ============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING:
       Basic and diluted                             33,498,703          30,830,000        34,034,705         30,969,453
                                                ===============      ==============     =============       ============

           See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                    ---------

                                                 Six Months Ended                    Three Months Ended
                                                     June 30,                             June 30,
                                                2002          2001                    2002         2001
                                             -----------   -----------            -----------   -----------
NET LOSS                                     ($8,236,441)  ($8,249,053)           $(4,855,498)  $(4,430,124)

Other comprehensive income (loss):
  Foreign currency translation, net of tax       (50,722)       33,955                (62,631)        7,389
                                             -----------   -----------            -----------   -----------

Comprehensive loss                           ($8,287,163)  ($8,215,098)           $(4,918,129)  $(4,422,735)
                                             ===========   ===========            ===========   ===========

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                    ---------

                                                                  Six Months Ended June 30,
                                                                 2002                  2001
                                                          ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                ($   8,236,441)         ($ 8,249,053)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
    Depreciation and amortization                                330,547               336,870
    Issuance of warrants for consulting services                     -                 112,387
    Provision for returns and allowances                          40,000               100,000

  Changes in assets and liabilities-
   (Increase) decrease in:
    Accounts receivable                                       (2,005,457)            2,292,053
    Inventories                                                 (646,865)              (12,608)
    Prepaid expenses                                            (477,307)             (111,773)
    Loans receivable, related parties                             (6,327)               28,182
    Other assets                                                  20,710                19,015

  Increase (decrease) in:
    Accounts payable                                           1,283,957               197,792
    Accrued expenses                                            (504,281)            1,586,687
    Deferred revenue                                                 -                (100,000)
                                                           -------------          ------------

  Net cash used in operating activities                       10,201,464)           (3,800,448)
                                                           -------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (544,643)               (7,987)
                                                           -------------           -----------
    Net cash used in investing activities                       (544,643)               (7,987)
                                                           -------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       6,462,067             3,122,182
  Issuance of note payable                                     3,960,000                     -
  Payment of note payable                                       (220,000)                    -
  Dividends paid                                                 (93,750)             (101,283)
                                                           -------------           -----------

    Net cash provided by financing activities                 10,108,317             3,020,899
                                                           -------------           -----------

                                               (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                    ---------

                                   (Continued)

                                                   Six Months Ended June 30,
                                                  2002                      2001
                                         --------------               -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          48,055                     (24,265)
                                         --------------               -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         (589,735)                   (811,801)

CASH AND CASH EQUIVALENTS,
  Beginning of period                         4,060,836                   7,594,707
                                         --------------               -------------

CASH AND CASH EQUIVALENTS,
  End of period                          $    3,471,101               $   6,782,906
                                         ==============               =============

           See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                    ---------

(1) SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         Prior-year financial statements have been reclassified to conform to the 2002 presentations.

(2) INVENTORIES:
---------------

         Inventories consist of the following:

                           June 30,       December 31,
                             2002            2001
                       -------------    -------------
Finished goods         $     898,391    $     426,206
Raw materials                740,927          566,247
                       -------------    -------------

                       $   1,639,318    $     992,453
                       =============    =============

(3) NOTES PAYABLE:
-----------------

         Notes payable Consist of:

                                        June 30,       December 31,
                                          2002            2001
                                    --------------   ---------------
7.125% convertible subordinated
note payable - due March 2005       $ 10,000,000      $ 10,000,000
9.00% note payable - payable
in monthly installments (a)            3,740,000                 -
                                    ------------      ------------
                                      13,740,000        10,000,000
Less: current portion                 (2,640,000)                -
                                    ------------      ------------

                                    $ 11,100,000      $ 10,000,000
                                    ============      ============

         (a) Promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9% per annum. Principal and interest shall be paid in equal monthly installments of $220,000 of principal plus accrued interest commencing June 15, 2002 and continuing thereafter with a final payment of all unpaid principal and interest on November 15, 2003.

(4) SEGMENT INFORMATION:
-----------------------

         The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products and cosmetics. The following table shows selected unaudited information by geographic area:

                                    Net            Loss from         Identifiable
                                   Sales           Operations          Assets
                                ----------        -----------       -------------
As of and for the six months
ended June 30, 2002-
         United States          $1,919,683        $(1,826,536)      $   5,340,203
         Europe                    798,087         (5,934,482)          5,922,094
                                ----------        -----------       -------------

                                $2,717,770        $(7,761,018)      $  11,262,297
                                ==========        ===========       =============

As of and for the six months
ended June 30, 2001-
         United States          $  438,550        $(4,047,860)      $   6,684,551
         Europe                    836,819         (4,007,000)          5,369,436
                                ----------        -----------       -------------

                                $1,275,369        $(8,054,860)      $  12,053,987
                                ==========        ===========       =============

As of and for the three months
ended June 30, 2002-
         United States          $1,706,497        $     1,137
         Europe                    518,881         (4,598,339)
                                ----------        -----------

                                $2,225,378        $(4,597,202)
                                ==========        ===========

As of and for the three months
ended June 30, 2001-
         United States          $  163,964        $(1,488,921)
         Europe                    263,590         (2,811,792)
                                ----------        -----------

                                $  427,554        $(4,300,713)
                                ==========        ===========

(5) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:
-----------------------------------------------

The calculation of basic and diluted loss per common and common equivalent share is as follows:

                                           Six Months Ended                            Three Months Ended
                                               June 30,                                     June 30,
                                        2002             2001                      2002                 2001
                                       ----------       ----------           -------------        --------------
Net loss                              ($8,236,441)     ($8,249,053)          $  (4,855,498)       $   (4,430,124)
   Less: Preferred stoc                   (93,750)        (101,283)                (46,875)              (50,625)
                                       ----------       ----------           -------------        --------------

Net loss applicable to
   common stock                       ($8,330,191)     ($8,350,336)          $  (4,902,373)       $   (4,480,749)
                                       ==========       ==========           =============        ==============

Basic and diluted:
   Weighted average number of
     common shares outstanding         33,498,703       30,830,000              34,034,705            30,969,453
                                       ==========       ==========           =============        ==============

   Basic and diluted net loss
     per common share                  $    (0.25)      $    (0.27)          $       (0.14)       $        (0.14)
                                       ==========       ==========           =============        ==============

(6) LEGAL PROCEEDINGS:
---------------------

In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono's suit against the Company and the Company's counterclaims against Serono. Under the terms of the settlement, Columbia will have rights to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Following the settlement, Columbia shipped additional Crinone product to Ares for the U.S. and European markets. Columbia had previously shipped three batches of Crinone 8% which were used to support the March 8th re-launch by Serono in the U.S. This product was shipped at no charge to replace recalled product. As part of the settlement, Columbia gave Ares a note for $3.96 million to be paid over an eighteen-month period to cover out of pocket costs resulting from the recall. This amount is shown as litigation settlement expense in the "Operating Expenses" section of the Condensed Consolidated Statements of Operations. For terms of the note, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. At June 30, 2002, 62% of the Company's net receivables are from Serono. For the six months ended June 30, 2002, 63% of the Company's net sales were made to Serono.

Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

(7) PRODUCT RECALL:
------------------

On April 5, 2001, the Company announced that it had requested its licensee, Serono, to voluntarily recall a number of batches of Crinone, a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel in the recalled batches. The Company estimated that the direct out-of-pocket costs related to the recall would cost approximate $1.5 million, which was recorded in the first quarter of 2001. As a result of the settlement of the litigation described in Note 6, the Company's original estimate of the expenses necessary to complete the product recall exceeded the actual expense by approximately $449,000. This amount is shown as a reduction in Operating Expenses in the Condensed Consolidated Statements of Operations.

(8) CORPORATE RESTRUCTURING EXPENSE:
    -------------------------------

During the second quarter of 2001, the Company's management decided to close the France office. The Company recorded a restructuring charge for the anticipated costs associated with closing the office consisting of employee severance payments and other costs. As of June 30, 2002, approximately $924,000 of costs had been paid. The remaining $76,000 of costs is reflected in the accompanying financial statements under the caption Accrued Expenses.

(9) RELATED PARTY TRANSACTIONS:
    --------------------------

During 1993, the Company loaned an individual, who was an officer, director and stockholder of the Company, an aggregate of $110,350. These notes, which bore interest at 10% per annum and which were due on or before December 7, 1997, were subsequently extended through December 7, 1999. At June 30, 2002 and December 31, 2001, $206,414 and $200,087, respectively, remains outstanding, from this current officer, director and shareholder, and is included in other current assets in the accompanying Condensed Consolidated Balance Sheets.

As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the Company leases a 2,600 square foot business residence in Paris, France at annual rent of approximately $60,000. The leased premises are used exclusively by the same current officer, director and stockholder mentioned in the preceding paragraph.

It is the intent of the Company that by December 31, 2002 to have the above notes repaid to the Company and to terminate the lease obligation or have it assumed by the individual mentioned in the preceding paragraphs.

(10) SUBSEQUENT EVENTS:
    -----------------

On July 31, 2002, Columbia Laboratories, Inc. ("Columbia") and Quintiles Transnational Corp. ("Quintiles") entered into an agreement to commercialize Columbia's portfolio of women's healthcare products in the United States. Under the terms of this agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products. In a second agreement dated July 31, 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of Columbia's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum and maximum amounts. In a third agreement dated July 31, 2002, PharmaBio Development agreed to purchase 1,121,610 shares of Columbia's common stock at a purchase price of $4.903667, for aggregate proceeds to Columbia of $5,500,000.

On August 9, 2002, the Company announced that it had submitted a new drug application to the Food and Drug Administration for a testosterone buccal bioadhesive product.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITIONS AND RESULTS OF OPERATIONS
                      ------------------------------------

FORWARD-LOOKING INFORMATION

         The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, most of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors produce and sell their products in various markets; (v) product recall due to failure to meet regulatory standards; (vi)failure to develop the Company products or delay in the development of the Company's product; (vii) the timely completion of studies and approvals by the FDA and other regulatory agencies of new products, including the Company's testosterone buccal bioadhesive product; (viii) the successful re-launch of Crinone back into the marketplace; and (ix) the successful launch and marketing of Prochieve, RepHresh Vaginal Gel and Advantage-S. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 14 of the Company's Annual Report on Form 10-K, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $4,060,836 at December 31, 2001 to $3,471,101 at June 30, 2002. During the period, the Company used $10,221,293 for operating activities. On February 28, 2002, March 13, 2002, April 23,

2002 and May 14, 2002, the Company sold 277,778 shares (at $3.60 per share), 500,000 shares (at $4.00 per share), 337,079 shares (at $4.45 per share) and 454,545 shares (at $4.40 per share), respectively, of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement. The prices represented a negotiated discount to the market price. Gross proceeds were $6,500,000. In connection with the settlement of litigation in the June 2002, the Company issued a note in the amount of $3,960,000. The note calls for eighteen monthly payments of $220,000 beginning June 15, 2002. In the event that the Company raises capital through the sale of equity securities subsequent to the settlement, it is required to pay one-third of the proceeds as a pre-payment of the note in reverse order of the due dates. During the period, the Company spent $544,643 on property and equipment, primarily for new accounting and materials management software and for the construction of a dedicated manufacturing suite for its male testosterone buccal tablet product. The Company also paid $ 93,750 for dividends to holders of its Series C preferred stock.

         Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to third parties, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. At August 14, 2002, $9.0 million may be sold pursuant to the Purchase Agreement.

         On July 31, 2002, Columbia Laboratories, Inc. ("Columbia") and Quintiles Transnational Corp. ("Quintiles") entered into an agreement to commercialize Columbia's portfolio of women's healthcare products in the United States. Under the terms of this agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products. In a second agreement dated July 31, 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of Columbia's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum and maximum amounts. In a third agreement dated July 31, 2002, PharmaBio Development agreed to purchase 1,121,610 shares of Columbia's common stock at a purchase price of $4.903667, for aggregate proceeds to Columbia of $5,500,000.

         In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 2002, the Company has paid approximately $2.0 million in royalty payments.

         As of June 30, 2002, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $53.7 million of additional capital. However, most of the options and warrants are exercisable at prices above the market value of the stock at June 30, 2002 and there can be no assurance that any options or warrants will be exercised.

         Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $4.2 million on research and development in 2002 and an additional $1,100,000 on property and equipment.

         As of June 30, 2002, the Company had available net operating loss carryforwards of approximately $58.5 million to offset its future U.S. taxable income.

         In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2002 and December 31, 2001, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $21 million, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

         Net sales increased by approximately $1,443,000 from approximately $1,275,000 in 2001 to approximately $2,718,000 in 2002. The increase resulted from the increase in Crinone sales from approximately $528,000 in 2001 to $1,709,000 in 2002. Because of the recall of Crinone in April 2001 and its subsequent re-introduction into the market in March 2002, the Company recorded no Crinone sales from March 2001 until May 2002. In addition, Advantage-S sales also increased by approximately $198,000 in the current period.

         Gross profit as a percentage of net sales was 43% in 2002 as compared to 21% in 2001. The higher gross profit percentage in 2002 is the result of increased Crinone and Advantage-S sales, which helped to absorb fixed overhead costs.

         Selling and distribution expenses increased by approximately $319,000 in 2002, from approximately $517,000 in 2001 to approximately $836,000 in 2002. The increase is due primarily to market intelligence studies for the Company's male testosterone product.

         General and administrative expenses increased by approximately $363,000 to approximately $2,276,000 in 2002 compared to approximately $1,913,000 in 2001. The increase was the result of the hiring of additional management personnel subsequent to the first quarter of 2001 and legal expense incurred as the result of litigation commenced in August 2001 and concluded in June 2002.

         Research and development expense decreased in 2002 by approximately $1,072,000 from approximately $3,390,000 in 2001 to $2,318,000 in 2002. The decrease is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter. Reductions resulting from the downsizing of the Company's Paris office also contributed to the decrease.

         Litigation settlement expense in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

         Product recall costs in 2001 represented an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone. In 2002, the remaining unused accrual was reversed.

         Corporate restructuring cost, of $1,000,000, in 2001, represented an estimate of the costs associated with downsizing the Company's presence outside the United States. At June 30, 2002, approximately $76,000 of the estimate remains unused and is included in Accrued Expenses.

         Interest income in 2002 was approximately $22,000 compared to approximately $175,000 in 2001. The decrease resulted from a reduction in cash available for investing.

         Interest expense, primarily related to the convertible subordinated note payable, totaled approximately $406,000 in 2002 as compared to approximately $378,000 in 2001.

         As a result, the net loss for the six months ended June 30, 2002 was $8,236,441 or $(.25) per common share as compared to the net loss for the six months ended June 30, 2001 of $8,249,053 or $(.27) per common share.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

         Net sales increased by approximately $1,797,000 from approximately $428,000 in 2001 to approximately $2,225,000 in 2002. The increase resulted from the increase in Crinone sales from approximately $0.0 in 2001 to $1,709,000 in 2002. Because of the recall of Crinone in April 2001 and its subsequent re-introduction into the market in March 2002, the Company recorded no Crinone sales from March 2001 until May 2002. In addition, Advantage-S sales increased by approximately $206,000 in the current period.

         Gross profit as a percentage of net sales was 70% in 2002 as compared to a negative 13% in 2001. The higher gross profit percentage in 2002 is the result of increased Crinone and Advantage-S sales, which helped to absorb fixed overhead costs.

         Selling and distribution expenses increased by approximately $215,000 in 2002, from $254,000 in 2001 to approximately $469,000 in 2002. The increase is due primarily to market intelligence studies for the Company's male testosterone product.

         General and administrative expenses decreased by approximately $60,000 to approximately $1,092,000 in 2002 compared to approximately $1,152,000 in 2001.

         Research and development expense decreased in 2002 by approximately $758,000 from approximately $1,837,000 in 2001 to $1,079,000 in 2002. The decrease is primarily related to the costs associated with the Company's Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter. Reductions resulting from the downsizing of the Company's Paris office also contributed to the decrease.

         Litigation settlement expense in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

         Product recall costs in 2002 represents the reversal of the unused estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone, which was accrued in the first quarter of 2001.

         Corporate restructuring cost, of $1,000,000, in 2001, represented an estimate of the costs associated with downsizing the Company's presence outside the United States. At June 30, 2002, $76,000 of the estimate remains unused and is included in Accrued Expenses.

         Interest income in 2002 was approximately $11,000 compared to approximately $70,000 in 2001. The decrease resulted from a reduction in cash available for investing.

         Interest expense, primarily related to the convertible subordinated note payable, totaled approximately $217,000 in 2002 as compared to $189,000 in 2001.

         As a result, the net loss for the three months ended June 30, 2002 was $4,855,498 or $(.14) per common share as compared to the net loss for the three months ended June 30, 2001 of $4,430,124 or $(.14) per common share.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

         In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono alleging, among other things, breach of contract by Serono for its failure to re-launch Crinone into the market after new batches of Crinone were manufactured under a revalidation protocol and shipped to Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono's suit against the Company and the Company's counterclaims against Serono. Under the terms of the settlement, Columbia will have rights to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Columbia will immediately ship additional Crinone product to Ares for the U.S. and initiate shipments for the European markets Columbia had previously shipped three batches of Crinone 8% which were used to support the March 8th re-launch by Serono in the U.S. This product was shipped at no charge to replace recalled product. As part of the settlement, Columbia has given Ares a note for $3.96 million to be paid over an eighteen-month period to cover out of pocket costs resulting from the recall.

         Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

Item 2.  Changes in Securities
------------------------------

         None.

Item 3.  Defaults upon Senior Securities
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The 2002 annual meeting of shareholders was held on May 9, 2002 for the purpose of electing eight directors. James J. Apostolakis, William J. Bologna, Jean Carvais, M.D., Max Link, Ph.D., Denis O'Donnell, M.D., Selwyn Oskowitz, M.D., Robert Strauss and Fred Wilkinson were all elected, with each nominee receiving at least 28,801,595 votes out of a possible 33,563,732 votes. Also approved by a majority of those voting was a proposal to ratify the selection of Goldstein Golub Kessler as independent auditor for the current year.

Item 5.  Other Information
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         A.       Exhibits

                  10.31     --         Semi-Exclusive Supply Agreement dated May
                                       7, 2002 between the Company and Mipharm
                                       S.p.A.
                  10.32     --         Amended and Restated Licence and Supply
                                       Agreement dated June 4, 2002 between the
                                       Company and Ares Trading S.A.
                  10.33     --         Marketing License Agreement dated June 4,
                                       2002 between the Company and Ares Trading
                                       S.A. and Serono, Inc.
                  10.34     --         Master Services Agreement dated July 31,
                                       2002 between the Company and Innovex LP
                  10.35     --         Stock Purchase Agreement dated July 31,
                                       2002 By and Between Columbia
                                       Laboratories, Inc. and PharmaBio
                                       Development Inc.
                  10.36     --         Investment and Royalty Agreement dated
                                       July 31, 2002 between the Company and
                                       PharmaBio Development Inc.
                  99.1      --         Certification Pursuant to 18 U.S.C.
                                       Section 1350, as Adopted Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002, filed herewith.
                  99.2      --         Certification Pursuant to 18 U.S.C.
                                       Section 1350, as Adopted Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002, filed herewith.

         B.       Reports on Form 8-K

         On April 25, 2002, the Company filed a form 8-K in which it reported the sale of 337,079 shares of its common stock to Acqua Wellington North American Equities Fund.

         On May 16, 2002, the Company filed a form 8-K in which it reported the sale of 454,545 shares of its common stock to Acqua Wellington North American Equities Fund.

         On June 5, 2002, the Company filed a form 8-K in which it reported the settlement of litigation with Ares Trading S.A.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLUMBIA LABORATORIES, INC.

                                            /S/ DAVID L. WEINBERG
                                            ---------------------
                                            DAVID L. WEINBERG, Vice President-
                                            Finance and Chief Financial Officer

DATE: August 14, 2002

                                 Exhibit Index

  Exhibit
   Number                                    Description
-------------                                -----------

   10.31                      Semi-Exclusive Supply Agreement

   10.32                      Amended and Restated License And Supply Agreement

   10.33                      Marketing License Agreement

   10.34                      Master Services Agreement

   10.35                      Stock Purchase Agreement

   10.36                      Investment and Royalty Agreement

   99.1                       Certification, Fred Wilkinson

   99.2                       Certification, David L. Weinberg