Form 10-Q
period 2002-09-30
COLUMBIA LABORATORIES INC
filed 2002-11-13
CIK 821995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---
         Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 1, 2002: 35,453,722

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

       The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

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

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,            December 31,
                                                                                       2002                    2001
                                                                                -----------------       ------------------
                                                                                   (Unaudited)
ASSETS
     Current assets-
         Cash and cash equivalents                                              $       4,306,544       $        4,060,836
         Accounts receivable, net                                                       4,495,467                  811,648
         Inventories                                                                    2,130,811                  992,453
         Prepaid expenses                                                               1,341,981                  538,262
         Loans receivable, related party                                                  208,363                  200,087
                                                                                -----------------       ------------------
           Total current assets                                                        12,483,166                6,603,286

     Property and equipment, net                                                          886,646                  356,634
     Intangible assets, net                                                             1,235,841                1,453,281
     Other assets                                                                          55,083                  146,823
                                                                                -----------------       ------------------
           TOTAL ASSETS                                                         $      14,660,736       $        8,560,024
                                                                                =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
     Current liabilities-
         Notes payable - current portion                                        $       1,246,666       $                -
         Accounts payable                                                               1,772,506                  630,468
         Accrued expenses                                                               3,278,297                1,350,735
                                                                                -----------------       ------------------
           Total current liabilities                                                    6,297,469                1,981,203
     Notes payable - long-term                                                         10,000,000               10,000,000
                                                                                -----------------       ------------------
           TOTAL LIABILITIES                                                           16,297,469               11,981,203
                                                                                -----------------       ------------------
Stockholders' equity (deficiency)-
     Preferred stock, $.01 par value; 1,000,000 shares authorized:
         Series B Convertible Preferred Stock, 1,130 and 1,630
           shares issued and outstanding in 2002 and 2001, respectively                        11                       16
         Series C Convertible Preferred Stock, 3,750
           shares issued and outstanding in 2002 and 2001                                      38                       38
     Common stock, $.01 par value; 100,000,000 authorized
         35,453,722 and 32,752,425 shares issued and outstanding
         in 2002 and 2001, respectively                                                   354,537                  327,524
     Capital in excess of par value                                                   126,711,680              114,917,247
     Accumulated deficit                                                             (128,763,036)            (118,647,406)
     Accumulated other comprehensive income (loss)                                         60,037                  (18,598)
                                                                                -----------------       ------------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       (1,636,733)              (3,421,179)
                                                                                -----------------       ------------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)                                                  $      14,660,736       $        8,560,024
                                                                                =================       ==================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended                   Three Months Ended
                                                         September 30,                        September 30,
                                                   2002                2001              2002              2001
                                              --------------     ---------------    --------------    --------------
NET SALES                                     $    7,072,494     $     1,993,076    $    4,040,534    $      411,354

COST OF GOODS SOLD                                 3,769,402           1,991,971         1,916,372           675,021
                                              --------------     ---------------    --------------    --------------
    Gross profit (loss)                            3,303,092               1,105         2,124,162          (263,667)
                                              --------------     ---------------    --------------    --------------
OPERATING EXPENSES:
    Selling and distribution                       2,221,096             789,082         1,384,804           272,173
    General and administrative                     3,507,664           2,980,217         1,232,148         1,067,590
    Research and development                       3,457,346           4,872,652         1,139,717         1,482,556
    Litigation settlement expense                  3,960,000                   -                 -                 -
    Product recall costs                            (449,489)          1,500,000                 -                 -
    Corporate restructuring expense                        -           1,000,000                                   -
                                              --------------     ---------------    --------------    --------------
       Total operating expenses                   12,696,617          11,141,951         3,756,669         2,822,319
                                              --------------     ---------------    --------------    --------------

       Loss from operations                       (9,393,525)        (11,140,846)       (1,632,507)       (3,085,986)
                                              --------------     ---------------    --------------    --------------
OTHER INCOME (EXPENSE):
    Interest income                                   33,814             228,453            12,125            53,390
    Interest expense                                (643,445)           (566,514)         (237,447)         (188,838)
    Other, net                                      (112,474)            (10,653)          (21,360)          (19,073)
                                              --------------     ---------------    --------------    --------------
                                                    (722,105)           (348,714)         (246,682)         (154,521)
                                              --------------     ---------------    --------------    --------------

       Net loss                               $  (10,115,630)    $   (11,489,560)   $   (1,879,189)   $   (3,240,507)
                                              ==============     ===============    ==============    ==============

NET LOSS PER COMMON SHARE:
    Basic and diluted                         $        (0.30)    $         (0.38)   $        (0.05)   $        (0.10)
                                              ==============     ===============    ==============    ==============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
    Basic and diluted                             34,034,284          31,031,883        35,087,980        31,429,067
                                              ==============     ===============    ==============    ==============

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (Unaudited)


                                                          Nine Months Ended                        Three Months Ended
                                                            September 30,                            September 30,
                                                      2002                2001                 2002                 2001
                                                  -------------      --------------      ----------------     ----------------
NET LOSS                                          $ (10,115,630)     $  (11,489,560)     $     (1,879,189)    $     (3,240,507)

Other comprehensive income (loss):
   Foreign currency translation, net of tax             (78,635)             (3,930)              (27,913)             (37,885)
                                                  -------------      --------------      ----------------     ----------------

Comprehensive loss                                $ (10,194,265)     $  (11,493,490)     $     (1,907,102)    $     (3,278,392)
                                                  =============      ==============      ================     ================

            See notes to condensed consolidated financial statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            2002                        2001
                                                      ----------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $    (10,115,630)           $    (11,489,560)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities-
      Depreciation and amortization                            455,365                     518,497
      Isuance of warrants for consulting services                    -                     112,387
      Povision for returns and allowances                      258,548                     156,000
      Write-down of inventories                                 81,029                      90,000
      Loss on disposal of fixed assets                           6,384                       4,945

  Changes in assets and liabilities-
    (Increase) decrease in:
      Accounts receivable                                   (3,942,367)                  2,037,787
      Inventories                                           (1,219,387)                   (374,386)
      Prepaid expenses                                        (803,719)                   (205,757)
      Loans receivable, related parties                         (8,276)                     71,748
      Other assets                                              91,740                      31,546

  Increase (decrease) in:
      Accounts payable                                       1,142,038                     149,576
      Accrued expenses                                       1,927,562                     875,789
      Deferred revenue                                               -                    (100,000)
                                                      ----------------            ----------------

  Net cash used in operating activities                    (12,126,713)                 (8,121,428)
                                                      ----------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (771,785)                    (38,248)
                                                      ----------------            ----------------
      Net cash used in investing activities                   (771,785)                    (38,248)
                                                      ----------------            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    11,962,067                   6,059,405
  Issuance of note payable                                   3,960,000                           -
  Payment of note payable                                   (2,713,334)                          -
  Dividends paid                                              (140,625)                   (151,908)
  Proceeds from exercise of options and warrants                     -                      41,250
                                                      ----------------            ----------------

      Net cash provided by financing activities             13,068,108                   5,948,747
                                                      ----------------            ----------------

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (Continued)


                                                  Nine Months Ended June 30,
                                                    2002              2001
                                               -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              76,098             5,639
                                               -------------     -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             245,708        (2,205,290)

CASH AND CASH EQUIVALENTS,
   Beginning of period                            4,060,836         7,594,707
                                              -------------     -------------

CASH AND CASH EQUIVALENTS,
   End of period                               $  4,306,544      $  5,389,417
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

(2) INVENTORIES:

     Inventories consist of the following:

                                             September 30,          December 31,
                                                 2002                  2001
                                            --------------        --------------
Finished goods                              $    1,331,750        $      426,206
Raw materials                                      799,061               566,247
                                            --------------        --------------

                                            $    2,130,811        $      992,453
                                            ==============        ==============

(3) NOTES PAYABLE:

     Notes payable consist of:

                                             September 30,          December 31,
                                                 2002                  2001
                                            --------------        --------------
     7.125% convertible subordinated
      note payable - due March 2005         $   10,000,000        $   10,000,000
     9.00% note payable - payable
       in monthly installments (a)               1,246,667                     -
                                            --------------        --------------
                                                11,246,667            10,000,000
     Less: current portion                      (1,246,667)                    -
                                            --------------        --------------

                                            $   10,000,000        $   10,000,000
                                            ==============        ==============

     (a) Promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9% per annum. Principal and interest was to be paid in equal monthly installments of $220,000 of principal plus accrued interest commencing June 15, 2002. Pursuant to the note, the Company is obligated to pay down the note by an amount equal to one-third of the proceeds from the sale by the Company of its equity securities. The Company paid $1,833,333 (one-third of the $5,500,000 raised by the Company through the sale of its common stock in July 2002). The payment was applied in reverse order of payments due. At September 30, 2002, the company is required to make payments of $220,000 through February 2003 and a final payment of $146,667 in March 2003.

(4) SEGMENT INFORMATION:

            The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products, medical devices and cosmetics. The Company sells its products to other pharmaceutical companies under licensing and supply agreements and to wholesalers and chain drug stores. The following table shows selected unaudited information by geographic area:

                                             Net               Loss from          Identifiable
                                            Sales              Operations            Assets
                                        -------------        --------------       -------------
As of and for the nine months
ended September 30, 2002-
            United States               $   4,931,670        $   (2,977,387)      $   8,493,699
            Europe                          2,140,824            (6,416,138)          6,167,037
                                        -------------        ---------------      -------------

                                        $   7,072,494        $   (9,393,525)      $  14,660,736
                                        =============        ===============      =============

As of and for the nine months
ended September 30, 2001-
            United States               $     664,943        $   (6,095,666)      $   7,224,202
            Europe                          1,328,133            (5,045,180)          3,795,898
                                        -------------        ---------------      -------------

                                        $   1,993,076        $  (11,140,846)      $  11,020,100
                                        =============        ===============      =============

As of and for the three months
ended September 30, 2002-
            United States               $   3,011,987        $   (1,150,851)
            Europe                          1,028,547              (481,656)
                                        -------------        ---------------

                                        $   4,040,534        $   (1,632,507)
                                        =============        ===============

As of and for the three months
ended September 30, 2001-
            United States               $     226,393        $   (2,047,826)
            Europe                            184,961            (1,038,160)
                                        -------------        ---------------

                                        $     411,354        $   (3,085,986)
                                        =============        ===============

(5) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

                                                            Nine Months Ended                 Three Months Ended
                                                              September 30,                       September 30,
                                                         2002              2001               2002            2001
                                                    --------------    --------------      -------------  --------------
Net loss                                            $ (10,115,630)    $ (11,489,560)      $ (1,879,189)  $  (3,240,507)
  Less: Preferred stock dividends                        (140,625)         (151,908)           (46,875)        (50,625)
                                                    --------------    --------------      -------------  --------------

Net loss applicable to
  common stock                                      $ (10,256,255)    $ (11,641,468)      $ (1,926,064)  $  (3,291,132)
                                                    ==============    ==============      =============  ==============

Basic and diluted:
  Weighted average number of
    common shares outstanding                          34,034,284        31,031,883         35,087,980      31,429,067
                                                    ==============    ==============      =============  ==============

  Basic and diluted net loss per common share       $       (0.30)    $       (0.38)      $      (0.05)  $       (0.10)
                                                    ==============    ==============      =============  ==============


(6) LEGAL PROCEEDINGS:

In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone(R) in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono's suit against the Company and the Company's counterclaims against Serono. Under the terms of the settlement, Columbia will have rights to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Following the settlement, Columbia shipped additional Crinone product to Ares for the U.S. and European markets. Columbia had previously shipped three batches of Crinone(R) 8% which were used to support the March 8th re-launch by Serono in the U.S. This product was shipped at no charge to replace recalled product. As part of the settlement, Columbia gave Ares a note for $3.96 million (currently $1,246,666) to be paid over an eighteen-month period to cover out of pocket costs resulting from the recall. This amount is shown as litigation settlement expense in the "Operating Expenses" section of the Condensed Consolidated Statements of Operations. For terms of the note, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. At September 30, 2002, 7% of the Company's net receivables are from Serono. For the nine months ended September 30, 2002, 33% of the Company's net sales were made to Serono.

Other claims and lawsuits have been filed against the Company. In the opinion of management and counsel, none of these lawsuits are material and they are all adequately reserved for or covered by insurance or, if not so covered, are without any or have little merit or involve such amounts that if disposed of unfavorably would not have a material adverse effect on the Company.

(7) PRODUCT RECALL:

On April 5, 2001, the Company announced that it had requested its licensee, Serono, to voluntarily recall a number of batches of Crinone(R), a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel in the recalled batches. The Company estimated that the direct out-of-pocket costs related to the recall would cost approximate $1.5 million, which was recorded in the first quarter of 2001. As a result of the settlement of the litigation described in Note 6, the Company's original estimate of the expenses necessary to complete the product recall exceeded the actual expense by approximately $449,000. This amount is shown as a reduction in Operating Expenses in the Condensed Consolidated Statement of Operations.

(8)  CORPORATE RESTRUCTURING EXPENSE:

During the second quarter of 2001, the Company's management decided to close the France office. The Company recorded a restructuring charge for the anticipated costs associated with closing the office consisting of employee severance payments and other costs. The cost estimated in the restructuring charge has been completely used.

(9)  RELATED PARTY TRANSACTIONS:

During 1993, the Company loaned an individual, who was an officer, director and stockholder of the Company, an aggregate of $110,350. These notes bore interest at 10% per annum and were originally due on or before December 7, 1997, were subsequently extended through December 7, 1999. At September 30, 2002 and December 31, 2001, $208,363 and $200,087, respectively, remains outstanding, from this current officer, director and shareholder, and is included in other current assets in the accompanying Condensed Consolidated Balance Sheets.

As decribed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the Company leases a 2,600 square foot business residence in Paris, France at annual rent of approximately $60,000 per annum. The leased premises are used exclusively by the same current officer, director and stockholder mentioned in the preceding paragraph. As of October 1, 2002, the lease payments are being paid directly by the Company officer. Columbia remains on the lease, but only as a guarantor. The lease expires in December 2003.

It is the intent of the Company that by December 31, 2002 to have the above notes repaid to the Company.

(10) AGREEMENTS WITH QUINTILES TRANSNATIONAL CORP.

On July 31, 2002, Columbia Laboratories, Inc. ("Columbia") and Quintiles Transnational Corp. ("Quintiles") entered into an agreement to commercialize Columbia's portfolio of women's healthcare products in the United States. Under the terms of this agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products. In a second agreement dated July 31, 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of Columbia's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum and maximum amounts. The first installment of $1,125,000 was received in September 2002 and is included in Accrued Expenses in the accompanying Balance Sheet. In a third agreement dated July 31, 2002, PharmaBio Development agreed to purchase 1,121,610 shares of Columbia's common stock at a purchase price of $4.903667, for aggregate proceeds to Columbia of $5,500,000.

(11) SUBSEQUENT EVENT

On October 16, 2002, the Company and Ardana Bioscience, Ltd. announced that they had executed a license and supply agreement for the Company's Striant(TM) testosterone buccal bioadhesive product in eighteen European countries (excluding Italy). Under the terms of the agreement, Ardana will market, distribute and sell Striant(TM). In exchange for these rights, the Company will receive total payments of $8 million, including $4 million in signature and milestone fees in the fourth quarter of 2002 ($2 million payable immediately, $1 million payable on December 15, 2002 and $1 million payable upon filing of the application for regulatory approval in the United Kingdom). Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. Additional milestone payments totaling $2 million are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Forward-Looking Information

        The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the pharmaceutical industry, most of which have greater resources than the Company; (ii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (iv) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors produce and sell their products in various markets; (v) product recall due to failure to meet regulatory standards; (vi) failure to develop the Company products or delay in the development of the Company's product; (vii) the timely completion of studies and approvals by the FDA and other regulatory agencies of new products, including Striant(TM), the Company's testosterone buccal bioadhesive product; (viii) the successful re-launch of Crinone back into the marketplace; and (ix) the successful launch and marketing of Prochieve(TM), RepHresh Vaginal Gel(TM) and re-launch of Advantage-S(R) Bioadhesive Contraceptive Gel. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

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

Liquidity and Capital Resources

        Cash and cash equivalents increased from $4,060,836 at December 31, 2001 to $4,306,544 at September 30, 2002. During the period, the Company used $12,126,713 for operating activities. On February 28, 2002, March 13, 2002, April 23,

2002 and May 14, 2002, the Company sold 277,778 shares (at $3.60 per share), 500,000 shares (at $4.00 per share), 337,079 shares (at $4.45 per share) and 454,545 shares (at $4.40 per share), respectively, of its Common Stock to Acqua Wellington North American Funds, Ltd. pursuant to the Amended and Restated Common Stock Purchase Agreement. The prices represented a negotiated discount to the market price. Gross proceeds were $6,500,000. In connection with the settlement of litigation in the June 2002, the Company issued a note in the amount of $3,960,000. The note called for eighteen monthly payments of $220,000 beginning June 15, 2002. In the event that the Company raises capital through the sale of equity securities subsequent to the settlement, it is required to pay one-third of the proceeds as a pre-payment of the note in reverse order of the due dates. Based on the sale of 1,121,610 of the Company's Common Stock for $5,500,000 on July 31, 2002, together with four paid monthly installments beginning in June, the Company has paid off $2,713,334 of the note payable. During the period, the Company spent $771,785 on property and equipment, primarily for new accounting and materials management software and for the construction of a dedicated manufacturing suite for its male testosterone buccal tablet product. The Company also paid $140,625 for dividends to holders of its Series C preferred stock.

        Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to third parties, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. At November 13, 2002, $9.0 million may be sold pursuant to the Purchase Agreement.

        On July 31, 2002, Columbia Laboratories, Inc. ("Columbia") and Quintiles Transnational Corp. ("Quintiles") entered into an agreement to commercialize Columbia's portfolio of women's healthcare products in the United States. Under the terms of this agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products. In a second agreement dated July 31, 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of Columbia's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum and maximum amounts. The first installment of $1,125,000 was received in September 2002. In a third agreement dated July 31, 2002, PharmaBio Development agreed to purchase 1,121,610 shares of Columbia's common stock at a purchase price of $4.903667, for aggregate proceeds to Columbia of $5,500,000.

        In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 2002, the Company has paid approximately $2.1 million in royalty payments.

        As of September 30, 2002, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $53.6 million of additional capital. However, most of the options and warrants are exercisable at prices above the market value of the common stock at September 30, 2002 and there can be no assurance that any options or warrants will be exercised.

        Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $4.9 million on research and development in 2002 and an additional $1,100,000 on property and equipment.

        As of September 30, 2002, the Company had available net operating loss carryforwards of approximately $59.4 million to offset its future U.S. taxable income.

        In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 2002 and December 31, 2001, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $21 million, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.


Results of Operations - Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001


        Net sales increased by approximately $5,079,000 from approximately $1,993,000 in 2001 to approximately $7,072,000 in 2002. The increase resulted from the introduction of Prochieve(TM) 8% in September 2002 and the increase in Crinone(R) sales from approximately $528,000 in 2001 to $2,345,000 in 2002. Because of the recall of Crinone(R) in April 2001 and its subsequent re-introduction into the market in March 2002, the Company recorded no Crinone(R) sales from March 2001 until May 2002.

        Gross profit as a percentage of net sales was 47% in 2002 as compared to 0% in 2001. The higher gross profit percentage in 2002 is the result of the introduction of Prochieve(TM) 8% and increased Crinone(R) and Advantage-S(R) sales.

        Selling and distribution expenses increased by approximately $1,432,000 in 2002, from approximately $789,000 in 2001 to approximately $2,221,000 in 2002. The increase is due primarily to marketing expenses and sales force costs associated with Prochieve(TM) 8% and market intelligence studies for the Company's male testosterone product, Striant(TM).

        General and administrative expenses increased by approximately $528,000 to approximately $3,508,000 in 2002 compared to approximately $2,980,000 in 2001. The increase was the result of the hiring of additional administrative personnel subsequent to the third quarter of 2001 and legal expense incurred as the result of litigation commenced in August 2001 and concluded in June 2002.

        Research and development expense decreased in 2002 by approximately $1,416,000 from approximately $4,873,000 in 2001 to $3,457,000 in 2002. The decrease is primarily related to the costs associated with the Company's Phase III trials for Striant(TM), its male testosterone product, which started to conclude in the 2002 first quarter. Reductions resulting from the downsizing of the Company's Paris office also contributed to the decrease.

        Litigation settlement expense in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone(R) in April 2001.

        Product recall costs in 2001 represented an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone(R). In 2002, the remaining unused accrual was reversed.

        Corporate restructuring cost, of $1,000,000, in 2001, represented an estimate of the costs associated with downsizing the Company's presence outside the United States. The entire estimate has been used.

        Interest income in 2002 was approximately $33,814 compared to approximately $228,000 in 2001. The decrease resulted from a reduction in cash available for investing.

        Interest expense, primarily related to the convertible subordinated note payable, totaled approximately $643,000 in 2002 as compared to approximately $567,000 in 2001.

        As a result, the net loss for the nine months ended September 30, 2002 was $10,115,630 or $(.30) per common share as compared to the net loss for the nine months ended September 30, 2001 of $11,489,560 or $(.38) per common share.

Results of Operations - Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001


        Net sales increased by approximately $3,630,000 from approximately $411,000 in 2001 to approximately $4,041,000 in 2002. The increase resulted from the introduction of Prochieve(TM) 8% in September 2002 and the increase in Crinone(R) sales from approximately $0.0 in 2001 to $636,000 in 2002. Because of the recall of Crinone(R) in April 2001 and its subsequent re-introduction into the market in March 2002, the Company recorded no Crinone(R) sales from March 2001 until May 2002.

        Gross profit as a percentage of net sales was 53% in 2002 as compared to a negative 64% in 2001. The higher gross profit percentage in 2002 is the result of Prochieve(TM) 8% and Crinone(R) sales.

        Selling and distribution expenses in 2002 increased by approximately $1,113,000, from $272,000 in 2001 to approximately $1,385,000 in 2002. The increase is due primarily to marketing expenses and sales force costs associated with Prochieve(TM) 8% and to market intelligence studies for the Company's male testosterone product, Striant(TM).

        General and administrative expenses increased by approximately $164,000 to approximately $1,232,000 in 2002 compared to approximately $1,068,000 in 2001. The increase was the result of the hiring of additional administrative personnel subsequent to the third quarter of 2001.

        Research and development expense decreased in 2002 by approximately $343,000 from approximately $1,483,000 in 2001 to $1,140,000 in 2002. The decrease is primarily related to the costs associated with the Company's Phase III trials for Striant(TM), its male testosterone product, which started to conclude in the 2002 first quarter. Reductions resulting from the downsizing of the Company's Paris office also contributed to the decrease.

        Interest income in 2002 was approximately $12,000 compared to approximately $53,000 in 2001. The decrease resulted from a reduction in cash available for investing.

        Interest expense, primarily related to the convertible subordinated note payable, totaled approximately $237,000 in 2002 as compared to $189,000 in 2001.

        As a result, the net loss for the three months ended September 30, 2002 was $1,879,189 or $(.05) per common share as compared to the net loss for the three months ended September 30, 2001 of $3,240,507 or $(.10) per common share.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        The Company does not believe that it has material exposure to market rate risk. The Company has only a fixed rate debt obligation that comes due in 2005. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Item 4. Disclosure Controls And Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's

Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

In March 2002, the Company installed SAP software for its financial and materials management applications. Other than this, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone(R) in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono's suit against the Company and the Company's counterclaims against Serono. Under the terms of the settlement, Columbia will have rights to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Columbia will immediately ship additional Crinone(R) product to Ares for the U.S. and initiate shipments for the European markets. Columbia had previously shipped three batches of Crinone(R) 8% which were used to support the March 8/th/ re-launch by Serono in the U.S. This product was shipped at no charge to replace recalled product. As part of the settlement, Columbia has given Ares a note for $3.96 million to be paid over an eighteen-month period to cover out of pocket costs resulting from the recall.

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

     B.   Reports on Form 8-K

     On July 31, 2002, the Company filed a form 8-K in which it reported (a) the sale of 1,121,610 shares of its common stock to PharmaBio Development Inc.,
     (b) an agreement under which PharmaBio Development Inc. will pay Columbia $4.5 million in four equal quarterly installments commencing third quarter 2002 in return for a 5% royalty on the net sales of Columbia's women's healthcare products in the United states for five years beginning in the first quarter of 2003, and (c) an agreement with Innovex under which Innovex will provide Columbia with a dedicated team of 55 sales representatives, under a three-year, fee-for-service basis, to commercialize Columbia's women's healthcare products. PharmaBio Development inc. and Innovex are affiliates of Quintiles Transnational Corp.





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



                                         COLUMBIA LABORATORIES, INC.



                                         /S/ DAVID L. WEINBERG
                                         ---------------------
                                         DAVID L. WEINBERG, Vice President-
                                         Finance and Chief Financial Officer

DATED: November 13, 2002

CERTIFICATIONS

I, Fred Wilkinson, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                     /s/ Fred Wilkinson
                                     ------------------
                                     Fred Wilkinson
                                     Chief Executive Officer

I, David L. Weinberg, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                     /s/ David L. Weinberg
                                     ---------------------
                                     David L. Weinberg
                                     Chief Financial Officer

                                 Exhibit Index

     Exhibit Number                Description

99.1   -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.2   -   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.