Form 10-K
period 2002-12-31
COLUMBIA LABORATORIES INC
filed 2003-03-31
CIK 821995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

                         Commission File number 1-10352

                           COLUMBIA LABORATORIES, INC.
               (Exact name of Company as specified in its charter)

           Delaware                                               59-2758596
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         354 Eisenhower Parkway
         Livingston, New Jersey                                     07039
(Address of principal executive offices)                          (Zip Code)

Company's telephone number, including area code: (973) 994-3999

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value                        American Stock Exchange
   (Title of each class)                     (Name of exchange where registered)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

     The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of March 21, 2003: $106,170,383.

     Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 21 , 2003: 35,453,722.

Documents Incorporated By Reference

     Portions of the Columbia Laboratories, Inc. ("Columbia" or the "Company") Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange and mail it to shareholders on or before April 14, 2003.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2002

Part I                                                                             Page
                                                                                   ----
Item I     Business                                                                 1-10
Item 2     Properties                                                                 10
Item 3     Legal Proceedings                                                          10
Item 4     Submission of Matters to a Vote of Security Holders                        11
Part II
Item 5     Market for Columbia's Common Stock and Related Stockholder Matters      13-15
Item 6     Selected Financial Data                                                    15
Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            16-19
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                 19
Item 8     Financial Statements and Supplementary Data                                20
Item 9     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosures                                               20
Part III
Item 10    Directors and Executive Officers of the Company*                           20
Item 11    Executive Compensation*                                                    20
Item 12    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters*                             20
Item 13    Certain Relationships and Related Transactions*                            20
Item 14    Controls and Procedures                                                 20-21
Part IV
Item 15    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                             22-25

* Items 11,12, 13 and portions of Items 10 are incorporated by reference to the Proxy Statement

                                     PART I

Item 1. Business

General Description of Business

     Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company is dedicated to research and development and commercialization of women's health care and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company has developed products for vaginal delivery of hormones and other drugs and buccal delivery of hormones and peptides. The vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. Both forms provide sustained and controlled delivery of active drug ingredients into the bloodstream. This delivery system is particularly useful for active drug ingredients that cannot be administered orally.

     All formulated products utilize the Bioadhesive Delivery System ("BDS") consisting principally of a polymer, polycarbophil, and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces and to mucin, a naturally occurring secretion of the mucous membranes. The polymer remains attached to epithelial surfaces and/or the mucin and is discharged upon normal cell turnover or upon the detachment of the mucin from the mucous membranes, a physiological process which, depending upon the area of the body, occurs every 12 to 72 hours. This extended period of attachment permits the BDS to be utilized in products when extended duration of effectiveness is desirable or required.

     The Company has focused on women's health care because of the significant number of women whose health and hygiene needs have not been met by available products and because the Company has found vaginal delivery to be particularly effective. The Company has also found buccal delivery to be advantageous for products for both men and women. The Company intends to continue to develop products that improve the delivery of previously approved and marketed drugs that cannot be delivered orally.

     The Company's principal executive offices are located at 354 Eisenhower Parkway, Livingston, New Jersey 07039, and its telephone number is (973) 994-3999. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France"), which is in the process of being closed, Columbia Laboratories (UK) Limited ("Columbia UK") and Columbia Research Laboratories, Inc. ("Columbia Research").

     The Company's website is http://www.columbialabs.com. The Company does not currently make its SEC filings available on its website because it is in the process of redesigning the site. The Company will provide electronic or paper copies of its filings free of charge upon request. Information contained on the Company's website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Financial Information About Segments

     The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products, medical devices, and cosmetics. See footnote 9 to the consolidated financial statements for information on foreign operations.

Products

     Crinone(R)/Prochieve(TM). Crinone is the brand name of the Company's progesterone gel sold by Ares Trading S.A. under a worldwide license. Prochieve is the brand name of the same progesterone gel sold by the Company in the United States under a June, 2002, sublicense from Ares Trading S.A pursuant to its worldwide license to Crinone. The product is a sustained release, vaginally delivered, natural progesterone product. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation. The product utilizes the Company's patented BDS which enables the progesterone to achieve a "First Uterine Pass Effect"(C). The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of progesterone seen with orally-delivered synthetic progestins

     Crinone/Prochieve in the 8% progesterone gel is approved in the U.S. for use in progesterone supplementation or replacement as part of an Assisted Reproductive Technology (ART) treatment for infertile women with progesterone deficiency. Crinone/Prochieve in both the 8% and 4% progesterone gels are approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). Crinone was first marketed in the U.S. in 1997. Prochieve was first marketed in the U.S. in September, 2002.

     Outside the U.S., Crinone has been approved for marketing for one or more medical indications in more than 28 countries. The medical indications include progesterone supplementation or replacement as part of an ART treatment for infertile women, the treatment of secondary amenorrhea, the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy ("HRT"), the reduction of symptoms of premenstrual syndrome ("PMS"), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding. Prochieve is not marketed outside the U.S.

     In April 2001, the Company initiated a voluntary recall of batches of Crinone that were affected by a drug application problem that could cause the consistency of the gel to change over time. Investigations confirmed that the problem with the affected batches posed no safety risk to patients and that the active ingredient of the product was still effective. In connection with the recall, the Company halted further shipments of Crinone to its distributor, Ares Trading S.A. ("Serono"), pending the Company's revalidation of the manufacturing process. In August 2001, Serono filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, Columbia sublicensed rights to market a second brand of its 8% and 4% progesterone gel products under the brand name, Prochieve, to a defined audience of obstetricians, gynecologists and primary care physicians in the U.S. Serono agreed not to market Crinone to that audience and the Company agreed not to market Prochieve to fertility specialists in the U.S.

     Advantage-S(R). Advantage-S, the Company's female contraceptive gel utilizes the BDS with the active ingredient nonoxynol-9 (the "Product") and it has been marketed in the U.S. by the Company since July 1998 pursuant to FDA's ongoing review of over-the-counter drug products, including nonoxynol-9 spermicidal products. Among Advantage-S benefits is that it utilizes the Company's BDS, which enables the nonoxynol-9 to adhere to the cervix and permits formulation of the product with the lowest dose o nonoxynol-9 of all products on the market. The product is also sold in Canada by a licensee under the brand name, Advantage-24.

     Replens(R). Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil' Drug Store Products, Inc. for $4.5 million. Additionally, Lil' Drug Store agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. Replens sales. The Company has licensed and supplies Replens to other pharmaceutical companies in certain countries outside the U.S.

     RepHresh Vaginal Gel(TM). RepHresh Vaginal Gel(TM) is a feminine hygiene product that can eliminate vaginal odor. RepHresh works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. RepHresh use the Company's BDS and adheres to the epithelial cells of the vaginal lining for 3 to 5 days. It is available in convenient pre-filled disposable applicators. RepHresh is also sold by a licensee in Italy under the brand name Miphil.

     Other Products. The Company also marketed Advanced Formula Legatrin PM(R), until April 2000, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night le cramps; Legatrin(R) GCM Formula(TM), which nutritionally supports healthy joint function; Vaporizer in a bottle(R), a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb(R), a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System. In May 2000, the Company licensed these products to Lil' Drug Store Products, Inc. Under the terms of these agreements, the Company receives license fees equal to 20% of the license's net sales. These agreements each have five-year terms with provisions for renewal and contain options that allow for the acquisition of the products by the licensee. On December 29, 2000, Lil' Drug Store purchased Vaporizer in a Bottle for $201,800. The production and sale of Diasorb is being discontinued during the first half of 2003.

     Sales Force. In July 2002, the Company concluded agreements with PharmaBio Development, Inc., and Innovex LP, both of which are affiliates of Quintiles Transnational Corp. Under the terms of the Innovex agreement, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products, i.e., Prochieve 8%, Prochieve 4%, Advantage-S, and RepHresh Vaginal Gel in the U.S.. The sales force was recruited and trained in August and September, and began in October, 2002, to call on a targeted list of approximately 10,000 obstetricians and gynecologists to encourage prescriptions and product recommendations for Prochieve 8%, Advantage-S, and RepHresh Vaginal Gel. The sales force will begin sales efforts for Prochieve 4% in April, 2003. In a second agreement dated July 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts.

Research and Development

     The Company expended $5.4 million in 2002, $7.1 million in 2001 and $4.8 million in 2000 on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the clinical studies on the development of the Company's male testosterone product trade named Striant (described below) and the delivery of peptides utilizing the BDS. These studies are now coordinated from the Company's headquarters in New Jersey. The Company cannot predict whether it will be successful in the development of the products listed below or any other products.

     Striant(TM) (Testosterone Buccal Bioadhesive Product). Striant(TM) (testosterone) Buccal Bioadhesive is a controlled and sustained release buccal bioadhesive product for hypogonadism. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Symptoms related to hypogonadism include diminished interest in sex, impotence, reduced lean body mass, decreased bone density, mood depression, fatigue and loss of energy.

     Striant(TM) is applied to gum tissue above the incisor teeth and releases testosterone for absorption across the oral mucosa as the product gradually hydrates. Striant(TM) allows for the slow release and absorptin of testosterone through gum and cheek surfaces that are in contact with the product One dose twice a day, in the morning and in the evening, maintains consistent physiologic levels of testosterone. It is estimated that hypogonadism affects between four and five million men in the United States, approximately one million of whom currently receive treatment.

     The Company completed Phase III trials of Striant in 2001. A study conducted in Europe showed treated patients to have 97% of the average blood levels of testosterone within the physiologic range as seen in healthy men, and to be within the physiologic range 85% of the total time. In October 2002, the Company announced that the U.S. Food and Drug Administration ("FDA") had accepted for review the Company's New Drug Application ("NDA") for Striant and that June 19, 2003, had been set as the goal date for the FDA to review and act on the NDA under the Prescription Drug User Fee Act. On December 3, 2002, the Company announced a submission for marketing approval to the United Kingdom Medicines Control Agency for Striant. Under current regulations, approval of Striant in the U.K is anticipated in the second half of 2003. Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. In October, 2002, the Company executed a license and supply agreement for Striant(TM) with Ardana Bioscience, Ltd., Edinburgh, UK, for eighteen European countris (excluding Italy). Under the terms of the agreement, Ardana will market, distribute and sell Striant(TM). In exchange for these rights, The Company will receive total payments of $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Additional milestone payments totaling $2 million are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement.

     In March 2003, the Company concluded agreements with PharmaBio Development, Inc., and Innovex LP, both of which are affiliates of Quintiles Transnational Corp., to commercialize Striant(TM) in the United States. Under the terms of the agreements, Quintiles' commercialization unit, Innovex LP, will provide a dedicated team of as many as 75 sales representatives for a two-and-a-half year term. Quintiles' strategic investment group, PharmaBio Development, Inc., will invest $15 million to be paid to Columbia over a 15-month period which began with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Columbia will be responsible for product distribution, regulatory and medical affairs, marketing and manufacturing.

     Terbutaline Vaginal Gel. In December, 2002, the Company announced a development and license agreement with Ardana Bioscience, Ltd., for the Company's terbutaline vaginal gel product for development for the treatment of infertility, dysmenorrhea and endometriosis. The Company received a payment of $250,000 upon signing of the agreement, and will receive an additional $250,000 upon successful completion of the Phase II clinical trial. Under the terms of the agreement, the companies will work together to progress the product through clinical trials and applications for regulatory approvals. The Company will have the right to market the product in North America and Ardana will have rights focused in Europe. The parties would share equally in proceeds from licensing and distribution of the product in the rest of the world.

     Lidocaine Vaginal Gel. Lidocaine vaginal gel utilizes our BDS and is designed as a potential treatment for dysmenorrhea and gynecologic pain. We have completed the development work on this product and are in the final stages of a critical pilot trial in Europe. Results from this trial, should be available in early 2003 and will guide the Phase III program. We believe that this product will offer a new and novel approach to treating women who suffer from these painful conditions.

     Testosterone Vaginal Gel. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. Vaginal gel and vaginal tablet forms have been developed, both of which provide multiple dosing advantages. A preliminary clinical plan, with a focus on reduction in fibroids as well as general testosterone replacement is under review by our clinical advisors. We plan to move this project into a more active stage in the second half of 2003.

     Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of the peptide, desmopressin, for extended periods of time. Based on these positive results, the Company has initiated partnering discussions related to a desmopressin buccal tablet.

Licensing and Development Agreements

     In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation, now Wyeth, ("Wyeth") for its Wyeth-Ayerst Laboratories division to market Crinone. The Company agreed to supply Crinone at a price equal to 30% of Wyeth's net selling price. In July, 1999, Wyeth assigned the license and supply agreement to Ares Trading, S.A., ("Serono"). In June, 2002, the license and supply agreement was amended and restated and a marketing sublicense was granted to the Company permitting the Company to sell progesterone gel under a second brand name, Prochieve, to the non-infertility specialist market in the U.S. Under the marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of its net sales to the non-infertilty specialist market. The Company is obligated to pay Serono an additional royalty of 40% of Prochieve's net sales to the infertility specialist market. Conversely, Serono is obligated to pay the Company an additional royalty of 40% of Crinone net sales to the non-infertility specialist market in the U.S.

     In March 1999, the Company entered into a license and supply agreement with Mipharm SpA ("Mipharm") under which Mipharm will be the exclusive marketer of the Company's women's healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Mipharm currently sells two licensed products in Italy.

     On July 31, 2002, the Company concluded agreements with PharmaBio Development, Inc., and Innovex LP, both of which are affiliates of Quintiles Transnational Corp., to commercialize the Company's portfolio of women's healthcare products in the United States. Under the terms of this agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products. In a second agreement dated July 31, 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and since the minimum amount is in excess of the amount to be received by the Company, the Company has recorded the $2.25 million received through December 31, 2002, as a liability. The excess of the minimum to be paid by the Company over the $4.5 million to be received by the Company will be recorded as an expense over the five-year term of the agreement.

     In October 2002, the Company and Ardana Bioscience, Ltd. entered into a license and supply agreement (described above) for Striant(TM)the Company's testosterone product in eighteen European countries (excluding Italy).

     In December 2002, The Company and Ardana Bioscience, Ltd. executed a development and license agreement (described above) for the Company's terbutaline vaginal gel product.

     In March 2003, the Company concluded agreements with PharmaBio Development, Inc., and Innovex LP, to commercialize Striant(TM) in the United States. Under the terms of the agreements, Innovex LP, will provide a dedicated team of as many as 75 sales representatives for a two-and-a-half year term. Quintiles' strategic investment group, PharmaBio Development, Inc., will invest $15 million to be paid to Columbia over a 15-month period which began with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts and since the minimum amount is in excess of the amount to be received by the Company, the Company will record the investments by PharmaBio as a liability. The excess of the minimum to be paid by the Company over the $15 million to be received by the Company will be recorded as an expense over the term of the agreement.

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

     During 2002, there was one United States patent granted to the Company, for the use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.

     During 2001, there were two United States patents granted to the Company. One was for bioadhesive progressive hydration tablets and for the methods of making and using the same and the second was for the use of progesterone for maintaining amenorrhea.

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

     The Company continues to develop the core Bioadhesive Delivery System and has filed additional patent applications. Because the Company operates on a worldwide basis, the Company seeks worldwide patent protection for its technology and products. While patent applications do not ensure the ultimate issuance of a patent, and having patent protection cannot ensure that no competitors will emerge, this is a fundamental step in protecting the technologies of the Company.

     The Company has filed "Replens", "Advantage 24", "Advantage-S", "Advantage-LA", "Crinone", "Prochieve", "RepHresh" "RepHresh Vaginal Gel", "Striant", and "Chronodyne" as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks. The Company believes marks with pending applications will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks.

     The Company also relies on confidentiality and nondisclosure agreements. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Manufacturing

     Crinone, Prochieve, Advantage-S, Advantage 24, Advantage-LA, RepHresh and Replens are manufactured and packaged by third-party manufacturers in Europe. In May, 2002, the Company executed a non-exclusive supply agreement with Mipharm S.p.A., Milan, Italy, for the manufacture and supply of Striant.

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

     All of the other raw materials used by the Company for its products utilizing the BDS are available from several sources.

Sales of Products

     The Company currently contracts with a third party to provide the Company with a full-time dedicated sales force of approximately 60 people. These people call on OB/GYN's and educate the doctors and other healthcare professionals in their offices on the benefits of Prochieve, Advantage-S and RepHresh. The Company also utilizes approximately 20 drug manufacturers' representative firms to make calls on the Company's trade customers on behalf of Advantage-S and RepHresh. The manufacturers' representatives receive commissions based on sales of those two products made within their respective territories. The Company's direct customers are drug wholesalers and chain drug stores.

Sales

     The following table sets forth the percentage of the Company's consolidated net sales by product, for each product accounting for 5% or more of consolidated net sales in any of the three years ended December 31, 2002.

                                                              2002   2001   2000
                                                              ----   ----   ----
Crinone                                                        38%    29%    73%
Prochieve                                                      37%     0%     0%
Replens                                                        13%    25%    12%
Advantage-S                                                     2%    11%     3%
Legatrin PM/Legatrin GCM                                        0%     0%     7%
Other Products and Royalty Income                              10%    35%     5%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

Lil' Drug Stores, a customer/licensee, accounted for 14% of 2002 consolidated net sales and 44% of 2001 consolidated net sales. Serono accounted for approximately 41% 0f 2002 consolidated net sales, 29% of 2001 consolidated net sales and 73% of 2000 consolidated net sales. A third customer accounted for approximately 17% of 2002 consolidated net sales.

Competition

     The Company has both entered into strategic alliance agreements for the marketing of its women's health care products and is marketing the products itself, but there can be no assurance that the Company or its partners will have the ability to compete successfully. The Company's success to a great extent is dependent on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence, and its own efforts, that also rely upon its contract sales force. The markets that the Company and its strategic alliance partners operate in or intend to enter are characterized by intense competition. The Company and its partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. In addition, numerous companies are developing or, in the future, may develop enhanced delivery systems and products competitive with the Company's present and proposed products. Some of the Company's and its partners' competitors possess greater financial, research and technical resources than the Company or its partners. Moreover, these companies may possess greater marketing capabilities than the Company or its partners, including the resources to implement extensive advertising campaigns.

     Crinone/Prochieve, although a natural progesterone product, competes in markets with other progestins, both synthetic and natural, which may be delivered orally, by injections or by suppositories. Some of the more successful orally dosed products include Provera marketed by Pfizer, Prometrium marketed by Solvay, Prempro and Premphase marketed by AHP. The Company also believes that Advantage-S and RepHresh compete against numerous products in their respective categories.

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

Employees

     As of March 1, 2003, the Company had 25 employees, 7 in management, 5 in production, 5 in marketing and sales, and 8 in support functions. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

     The Company has an employment agreement with one employee, who is a stockholder of the Company. See "Executive Compensation--Employment Agreement."

Item 2. Properties

     As of March 15, 2003, the Company leases the following properties:

                                                                      Annual
   Location              Use             Square feet   Expiration      Rent
--------------   ---------------------   -----------   -----------   -------
Livingston, NJ   Corporate office           12,780     July 2007     182,000
Paris, France    Administrative office       2,100     August 2004    90,000

Item 3. Legal Proceedings

     In April 2001, the Company initiated a voluntary recall of batches of Crinone that were affected by a drug application problem that could cause the consistency of the gel to change over time. Investigations confirmed that the problem with the affected batches posed no safety risk to patients and that the active ingredient of the product was still effective. In connection with the recall, the Company halted further shipments of Crinone to its distributor, Ares Trading S.A. ("Serono"), pending its revalidation of the manufacturing process. In August 2001, Serono filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, Columbia sublicensed rights to market a second brand of its 8% and 4% progesterone gel products under the brand name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million (fully-paid at March 15, 2003) to be paid over an eighteen-month period to cover out of pocket costs resulting from the recall. This amount is shown as litigation settlement expense in Operating Expenses of the Consolidated Statements of Operations.

     Other claims and lawsuits have been filed against the Company. Although the results of pending litigation are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, the Company believes that it has adequate reserves or adequate insurance coverage for any unfavorable outcome resulting from these actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

     Set forth is a list of names, ages, positions held and business experience of the persons serving as executive officers of the Company as of February 28, 2003. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and of Columbia's directors and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected, except with respect to Mr. Wilkinson's employment agreement:

James J. Apostolakis (Age 60) has been a director and Vice Chairman of the Company's Board of Directors since January 1999 and served as President from January 2000 until April 2001. Mr. Apostolakis has been a Managing Director at Poseidon Capital Corporation, an investment banking firm, since February of 1998. Mr. Apostolakis has also served as President of Lexington Shipping & Trading Corporation, a company engaged in shipping operations, since 1973. From 1989 until 1992, Mr. Apostolakis served as a director on the Board of Directors of Grow Group, a paint and specialty chemicals company. From 1982 to 1988, he served as a director for Macmillan, Inc., a publishing and information services company. Mr. Apostolakis received an A.B. in Economics from the University of Pennsylvania in 1962 and an LL.B from Harvard University Law School in 1965.

William J. Bologna (Age 60) has been a director of the Company since inception, Chairman of the Company's Board of Directors since January 1992 and served as Chief Executive Officer from January 2000 until April 2001. From December 1988 to January 1992, Mr. Bologna served as Vice Chairman of the Company's Board of Directors. In addition, from 1980 to 1991, he was Chairman of Bologna & Hackett ("B&H"), an advertising agency specializing in pharmaceutical products which has in the past performed services for various international pharmaceutical companies. B&H ceased operations in May 1991. Prior to 1980, Mr. Bologna was employed by William Douglas McAdams, Inc., a company engaged in the marketing of pharmaceuticals, in a variety of positions, including Senior Vice President. In 1965, Mr. Bologna received his B.S. in Pharmacy from Fordham University. He received an MBA in Finance from Fordham University in 1971.

Meg Coogan (Age 49) joined the Company as Senior Vice President, Marketing and Sales in August 2002. For the previous 10 years Ms. Coogan held various positions within the Interpublic Group of Companies most recently as President of McCann Healthcare, a pharmaceutical advertising agency. Prior to McCann Healthcare, Ms. Coogan was General Manager of Lowe McAdams. From 1983 to 1988 she held various sales and marketing positions within Ortho-McNeil, a Johnson & Johnson company. Ms. Coogan graduated from Rutgers University.

Michael McGrane (Age 53) joined the Company as Vice President, General Counsel and Secretary in January, 2002. Prior to joining the Company, he served as Vice President, General Counsel and Secretary to The Liposome Company, Inc., a biotechnology company, from 1999 to 2001, and as Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc., from 1997 to 1998. Prior to Novartis, Mr. McGrane held various positions with Sandoz Pharmaceuticals Corporation, including Associate General Counsel. Before joining Sandoz, he was Regulatory Counsel to the U.S. Food and Drug Administration. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Robert S. Mills (Age 50) joined the company as Senior Vice President, Operations, in May, 2001. Prior to joining the company, he served as Senior Vice President, Manufacturing Operations at Watson Pharmaceuticals, from 1996-2001, and as Vice President, Operations at Alpharma, Inc. from 1993-1996. Prior to Alpharma, Mr. Mills held various positions with Aventis, SA, including Director-Plant Operations. Mr. Mills holds a B.S.Degree from Grove City College.

David L. Weinberg (Age 57) has been Vice President--Finance and Administration, Chief Financial Officer and Treasurer of the Company from September 1997 to the present. From September 1997 until January 2002, he also served as Secretary and previously from the inception of the Company until June 1991, he served as Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary. From October 1991 until September 1997, Mr. Weinberg was employed by Transmedia Network Inc., a company specializing in consumer savings programs, where he served in various capacities including Vice President and Chief Financial Officer. From February 1981 until August 1986, Mr. Weinberg worked for Key Pharmaceuticals, Inc., a company engaged in the development, manufacturing, marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation. Mr. Weinberg served in various capacities including Vice President
- Finance, Treasurer and Secretary. Mr. Weinberg received a B.B.A. in Accounting from Hofstra University in 1968.

G. Frederick Wilkinson (Age 47) has been a director of the Company since 2001 and its President and Chief Executive Officer since April 15, 2001. Prior to joining the Company, he served as Chief Operating Officer and Senior Vice President, Sales and Marketing of Watson Pharmaceuticals, Inc. from June 1999. Previously, Mr. Wilkinson was Vice President of Watson Pharmaceuticals, Inc. from July 1997, and Executive Vice President - Sales and Marketing of Watson Laboratories, Inc. from July 1996. Prior to his employment at Watson, Mr. Wilkinson was the President and General Manager of Creighton Pharmaceuticals, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. from 1994 to 1996. Prior to that, he held various marketing management positions at Sandoz from 1980. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

     The Company's $.01 par value Common Stock ("Common Stock") trades on the American Stock Exchange under the symbol COB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange, as reported on the Composite Tape.

                                                                   High    Low
                                                                  -----   -----
Fiscal Year Ended December 31, 2001

   First Quarter                                                  $6.50   $4.50
   Second Quarter                                                  8.09    5.16
   Third Quarter                                                   8.15    3.25
   Fourth Quarter                                                  4.85    2.67

Fiscal Year Ended December 31, 2002

   First Quarter                                                  $5.18   $3.10
   Second Quarter                                                  6.00    4.07
   Third Quarter                                                   5.60    4.06
   Fourth Quarter                                                  4.59    2.90

     At March 1, 2003, there were 400 shareholders of record of the Company's Common Stock, although the Company estimates that there are approximately 9,500 beneficial owners, 2 shareholders of record of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") and 12 shareholders of record of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock").

     Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At March 1, 2003, $9 million may be sold under the Agreement, subject to the registration statement relating to the amendment becoming effective.

     During 2002, the Company issued 2,691,012 shares of its common stock to several institutional investors, which resulted in the Company receiving $11,962,067 after expenses. $6,500,000 of the gross proceeds was received pursuant to the Purchase Agreement described in the preceding paragraph.

     During the year 2001, the Company issued 2,146,459 shares of its common stock, which resulted in the Company receiving $8,962,936 after expenses. $1 million of the gross proceeds were received from Acqua Wellington pursuant to the Purchase Agreement described in the second preceding paragraph.

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

     Between January 7, 1999 and February 1, 1999 the Company sold (i) 6,660 shares of Series C Convertible Preferred Stock, convertible into shares of the Company's Common Stock, par value $.01 (the "Series C Convertible Preferred Stock"), and (ii) warrants to purchase up to an aggregate of 233,100 shares of Common Stock at an exercise price of $3.50 per share (the "Series C Warrants") for an aggregate purchase price of $6,660,000. The Series C Preferred Stock may be converted into Common Shares at a conversion price equal to the lesser of (i) $3.50 and (ii) 100% of the average of the closing prices of the Common Shares as reported on the AMEX for the three Trading Days immediately preceding the date of conversion. The deliveryoffer, sale, and delivery of the Series C Preferred Stock was made pursuant to Rule 501 of Regulation D under the Securities Act of 1933.

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

                                             2002       2001      2000      1999       1998
                                           --------   --------   -------   -------   --------
Statement of Operations Data:
(000's except per share data)

Net sales                                  $  9,419   $  2,154   $13,173   $18,921   $ 10,018
Net loss (1)                                (16,850)   (15,846)   (2,603)   (2,210)   (13,860)
Loss per common share                         (0.50)     (0.51)    (0.09)    (0.09)     (0.48)
Weighted average number
   of common shares outstanding-diluted      34,392     31,243    30,235    28,853     28,679

Balance Sheet Data: (000's)

Working capital (deficiency)               $  4,717   $  4,622   $10,936   $ 3,441    ($1,401)
Total assets                                 12,766      8,560    15,519    12,988     11,880
Long-term debt                               10,000     10,000    10,000    10,000     10,000
Stockholders' equity (deficiency)            (8,395)    (3,421)    3,494      (274)    (4,333)

(1) 1999 and 1998 net loss includes approximately $463,000 and $73,000, respectively, of license fee income.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Information

     The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the successful marketing of products by the Company and its licensees; (ii) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (iii) social, political and economic risks to the Company's foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (v) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (vi) failure to develop the Company's products or delay in development of the Company's products and (vii) the timely completion of studies and approvals by the FDA and other regulatory agencies. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

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

     Revenue recognition. The Company's revenue recognition is significant because revenue is a key component of the Company's results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the strategic alliance partners sales are recorded as revenue as sales are made by the strategic alliance partners. License fees are recognized in net sales over the term of the license.

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

     Accounting For PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio Development, Inc. under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company's products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts and because the minimum amounts are in excess of the amount to be received by the Company, the Company is recording the money received as a liability. The excess of the minimum to be paid by the Company over the amount received by the Company will be recorded as an expense over the terms of the agreements.

Liquidity and Capital Resources

     Cash and cash equivalents increased from approximately $4,061,000 at December 31, 2001 to approximately $5,018,000 at December 31, 2002. The Company received approximately $11,962,000, net of expenses, from the sale of 2,691,012 shares of its common stock. The Company issued a note for $3,960,000 in June 2002 to settle litigation and paid down approximately $3,373,000 of the note by December 31, 2002 The Company used approximately $10,694,000 of cash for operating activities, approximately $188,000 for dividends and approximately $808,000 for fixed asset additions. The effect of exchange rate changes increased cash by approximately $98,000.

     Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company issued and sold $6.5 million and $1.0 million of its Common Stock to Acqua Wellington in 2002 and 2001, respectively. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At March 1, 2003, $9 million may be sold under the Agreement subject to the registration statement relating to the amendment becoming effective.

     For the fiscal year ended December 31, 2002, the Company had a net loss of $16.8 million, which was primarily the result of a lack of Crinone sales in the first four months of 2002, costly research and development activities and the start-up of the company's commercialization activities in the fourth quarter of 2002. The Company expects to report a loss for the fiscal year ended December 31, 2003. In 2002, the major sources of cash were from the sale of the Company's common stock to investors, $4.0 million dollars received from Ardana Bioscience Limited as part of the License and Supply agreement for Striant and from the receipt of $2.25 million from PharmaBio Development in exchange for a five-year 5% royalty on the net sales of the Company's women's healthcare products beginning January 1, 2003. The minimum payment under this agreement is $8 million and the maximum payment is $12 million. Under that agreement, the Company is to receive an additional $1.125 million in each of the first two quarters in 2003.

     On March 6, 2003, the Company and PharmaBio entered into an additional agreement under which PharmaBio will pay the Company $3.0 million in each of the four quarters in 2003 and in the first quarter of 2004. In return, PharmaBio will receive a 9% royalty on the net sales of Striant in the United States, for seven years beginning in July 2003 up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The minimum payment under this agreement is $30 million and the maximum payment is $55 million.

     In addition to the receipts from product sales and cash received from PharmaBio, the Company may need to raise additional funds from the sale of securities or otherwise. The Company cannot give assurance that additional financing will be available to the Company on acceptable terms, if at all.

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

     In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 2002, the Company has paid approximately $ 2,155,000 in royalty payments.

     As of December 31, 2002, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $ 53.5 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

     Significant expenditures anticipated by the Company in the near future are concentrated on property and equipment. The Company anticipates it will spend approximately $1.0 million on property and equipment in 2003.

     As of December 31, 2002, the Company had available net operating loss carryforwards of approximately $64 million to offset its potential future U.S. taxable income.

     In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2002 and 2001, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $23 million and $21 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations

     Net sales increased by approximately 337% in 2002 to approximately $9.4 million as compared to $2.2 million in 2001 and $13.2 million in 2000. Sales of Crinone accounted for approximately $3.6 million in 2002 as compared to approximately $528,000 in 2001 and approximately $9.6 million in 2000. In April 2001, the Company requested its licensee Serono to voluntarily recall a number of batches of Crinone. The Company resumed sales of Crinone to Serono in May 2002. In the 2002 third quarter, the Company began selling Prochieve 8% and 2002 revenues from this product approximated $3.5 million. Sales of the product Replens were approximately $1.2 million in 2002 as compared to $0.6 million and $1.6 million in 2001 and 2000, respectively.

     Gross profit as a percentage of sales increased in 2002 to 44% as compared to negative 23% in 2001 and 65% in 2000. The 44% gross profit percentage in 2002 was the result of the reintroduction of Crinone sales and the launch of

Prochieve 8% cost of goods sold for Prochieve includes a 30% royalty on net sales. The negative 23% gross profit percentage in 2001 resulted from the reduced sales caused by the Crinone recall and the inability to reduce fixed manufacturing costs.

     Selling and distribution expenses were approximately $6.1 million, $1.1 million and $2.1 million in 2002, 2001 and 2000, respectively. Selling and distribution expenses increased by approximately 474% in 2002 compared to 2001. The commencement of commercialization efforts by the Company in September 2002 accounted for the increase. The 50% decrease in 2001 compared to 2000 resulted from the sale by the Company of all but one of the Company's over-the-counter products in May 2000.

     General and administrative expenses increased approximately $881,000 or 21% to approximately $5.1 million in 2002 from approximately $4.3 million in 2001. The increase resulted from higher legal fees ($368,000), higher insurance costs ($112,000), and the hiring of additional administrative personnel ($413,000). General and administrative expenses increased approximately $272,000 or 7% to approximately $4.3 million in 2001 from approximately $4.0 million in 2000. The increase was principally the result of the hiring of additional management personnel.

     Research and development expenses decreased in 2002 to $5.4 million from $7.1 million in 2001. The completion in 2002 of many of studies on Striant begun in 2000 and 2001 was the reason for the decrease. Research and development expenses increased in 2001 to approximately $7.1 million as compared to approximately $4.8 million in 2000. The cost of Phase III studies for the Company's buccal testosterone product was the primary reason for the increase.

     Litigation settlement expense of $3,960,000 in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

     Product recall costs in 2001 in the amount of $1,500,000 represented an estimate of the Company's direct out-of-pocket costs related to the voluntary recall of Crinone. In 2002, the remaining unused accrual amounting to 449,000 was reversed.

     Corporate restructuring expense in 2001, of $1,000,000, represents the costs of closing the Paris office. These costs included employee severance payments and other costs. Restructuring expense in 2000, of $285,000, related to costs associated with the Company's closing of its corporate and accounting operations in Florida.

     Interest income was approximately $52,000, $247,000 and $367,000 in 2002, 2001 and 2000, respectively.

     Interest expense amounted to approximately $853,000, $755,000 and $755,000 in 2002, 2001 and 2000, respectively. Interest expense is primarily from interest on the $10 million note issued in March 1998 which bears an interest rate of 7.125%. The increase in the 2002 interest expense resulted from the interest on the $3,960,000 note given to settle the litigation resulting from the Crinone recall in 2001.

     As a result, the net loss for 2002 was $16,849,789 or $0.50 per share as compared to a net loss of $15,845,627 or $0.51 per share in 2001 and a net loss of $2,602,931 or $0.09 per share in 2000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors required by Item 10 is incorporated by reference to Columbia's Proxy Statement for its 2003 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled Executive Officers of the Registrant in
Part I hereof.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to Columbia's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to Columbia's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to Columbia's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective .

Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls.

                                     PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules, and Reports on Form 8-K

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

(b) Reports on Form 8-K

          On March 12, 2003, the Company filed a form 8-K in which it had attached a copy of a Company press release dated March 11, 2003 titled "Columbia Laboratories Reports Year-Ended And Fourth Quarter 2002 Financial Results"

(c) Exhibits

3.1      --   Restated Certificate of Incorporation of the Company, as
              amended/1/
3.2      --   Amended and Restated By-laws of Company/10/
4.1      --   Certificate of Designations, Preferences and Rights of Series C
              Convertible Preferred Stock of the Company, dated as of January 7,
              1999/10/
4.2      --   Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto/10/
4.3      --   Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P./10/

4.4      --   Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P./10/
4.5      --   Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto/10/
4.6      --   Form of Warrant to Purchase Common Stock/10/
4.7      --   Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999
10.1     --   Employment Agreement dated as of January 1, 1996, between the
              Company and Norman M. Meier/6/
10.2     --   Employment Agreement dated as of January 1, 1996, between the
              Company and William J. Bologna/6/
10.3     --   1988 Stock Option Plan, as amended, of the Company/4/
10.4     --   1996 Long-term Performance Plan, as amended, of the Company/7/
10.5     --   License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 1991/3/
10.6     --   Asset Purchase, License and Option Agreement, dated November 22,
              1989/1/
10.7     --   Employment Agreement dated as of April 15, 1997, between the
              Company and Nicholas A. Buoniconti/8/
10.8     --   License and Supply Agreement for Crinone between Columbia
              Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 1995/5/
10.9     --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier/8/
10.10    --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna/8/
10.11    --   Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti/8/
10.12    --   Convertible Note Purchase Agreement, 7 1/8% Convertible
              Subordinated Note due March 15, 2005 and Registration Rights
              Agreement all dated as of March 16, 1998 between the Company and
              SBC Warburg Dillon Read Inc./9/
10.13    --   Termination Agreement dated as of April 1, 1998 between the
              Company and the Warner-Lambert Company/9/
10.14    --   Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti./10/
10.15    --   Agreement dated as of December 14, 1998, by and among Columbia
              Laboratories, Inc., William J. Bologna, Norman M. Meier, James J.
              Apostolakis, David Ray, Bernard Marden, Anthony R. Campbell, David
              M. Knott and Knott Partners, L.P./10/
10.16A   --   License and Supply Agreement by an between the Company and MiPharm
              SpA dated March 5, 1999/11/
10.16B   --   License and Supply Agreement for Crinone between Columbia
              Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of
              May 20, 1999/12/
10.17    --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier/12/
10.18    --   Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna/12/
10.19    --   Employment Agreement dated as of January 1, 2000 between the
              Company and James J. Apostolakis/12/
10.20    --   Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler/12/
10.21    --   Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer
              Products, Inc./12/
10.22    --   Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc./13/
10.23    --   License Agreement dated April 18, 2000, between the Company and
              Lil' Drug Store Products, Inc./13/

10.24    --   Distribution Agreement dated April 18, 2000, between the Company and Lil' Drug Store Products, Inc./13/
10.25    --   Stock Purchase Agreement, dated January 31, 2001, between the
              Company and Ridgeway Investment Limited /14/
10.26    --   Amended and Restated Common Stock Purchase Agreement by and
              between the Company and Acqua Wellington North American Equities
              Fund, Ltd., effective as of February 6, 2001./15/
10.27    --   Employment Agreement dated March 16, 2001 between the Company and
              G. Frederick Wilkinson/16/
10.28    --   Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited/17/
10.29    --   Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited/18/
10.30    --   Rights Agreement dated as of March 13, 2002, by and between
              Columbia Laboratories, Inc. and First Union National Bank, as
              Rights Agent/19/
10.31    --   Semi-Exclusive Supply Agreement dated May 7, 2002 between the
              Company and Mipharm S.p.A./20/
10.32    --   Amended and Restated Licence and Supply Agreement dated June 4,
              2002 between the Company and Ares Trading S.A./20/
10.33    --   Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc./20/
10.34    --   Master Services Agreement dated July 31, 2002 between the Company and Innovex LP/20/
10.35    --   Stock Purchase Agreement dated July 31, 2002 By and Between
              Columbia Laboratories, Inc. and PharmaBio Development Inc./20/
10.36    --   Investment and Royalty Agreement dated July 31, 2002 between the
              Company and PharmaBio Development Inc./20/
10.37    --   License and Supply Agreement dated October 16, 2002 between the
              Company and Ardana Bioscience Limited/21/
10.38    --   Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited/21/
10.39    --   Amendment No. 1 to the Amended and Restated Common Stock Purchase
              Agreement by and between the Company and Acqua Wellington North
              American Equities Fund, Ltd., effective as of January 31,
              2003/21/
10.40    --   Investment and Royalty Agreement dated March 5, 2003 between the
              Company and PharmaBio Development Inc./21/
10.41    --   Sales Force Work Order #8872 pursuant to the Master Services
              Agreement having an Effective Date of July 31, 2002, between the
              Company and Innovex LP/21/
21       --   Subsidiaries of the Company/21/
99.1     --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith./21/
99.2     --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith./21/

/1/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

/2/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

/3/ Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

/4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

/5/ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

/6/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

/7/ Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

/8/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

/9/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

/10/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

/11/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

/12/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999

/13/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

/14/ Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 31, 2001.

/15/ Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

/16/ Incorporated by reference to the Registrant's Current Report on Form 8-K, dated March 16, 2001.

/17/ Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 10, 2001.

/18/ Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 23, 2001.

/19/ Incorporated by reference to the Registrant's Current Report on Form 8-K, dated March 12, 2002.

/20/ Incorporated by reference to the registrant's Quarterly Report on Form 10-Q dated August 14, 2002.

/21/          Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COLUMBIA LABORATORIES, INC.


Date:  March 26, 2003                          By: /s/ David L. Weinberg
                                                   -----------------------------
                                               David L. Weinberg, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 /s/ William J. Bologna      Chairman of the Board of Directors   March 31, 2003
--------------------------
William J. Bologna


 /s/ James J. Apostolakis    Vice Chairman of the Board of        March 26, 2003
--------------------------   Directors
James J. Apostolakis


 /s/ Fred Wilkinson          President and Chief Executive        March 28, 2003
--------------------------   Officer
Fred Wilkinson


 /s/ David L. Weinberg       Vice President-Finance and           March 26, 2003
--------------------------   Administration, Chief Financial
David L. Weinberg            Officer and Treasurer (Principal
                             Financial and Accounting Officer)


 /s/ Jean Carvais            Director                             March 27, 2003
--------------------------
Jean Carvais


 /s/ Max Link                Director                             March 31, 2003
--------------------------
Max Link


 /s/ Denis M. O'Donnell      Director                             March 28, 2003
--------------------------
Denis M. O'Donnell


 /s/ Selwyn P. Oskowitz      Director                             March 31, 2003
--------------------------
Selwyn P. Oskowitz


 /s/ Robert C. Strauss       Director                             March 28, 2003
--------------------------
Robert C. Strauss

CEO CERTIFICATION

I, Fred Wilkinson, Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Columbia Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                                   /s/ Fred Wilkinson
                                                   -----------------------------
                                                   Fred Wilkinson
                                                   Chief Executive Officer

CFO CERTIFICATION

I, David L. Weinberg, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Columbia Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                                   /s/ David L. Weinberg
                                                   -----------------------------
                                                   David L. Weinberg
                                                   Chief Financial Officer

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets
   as of December 31, 2002 and 2001                                        F-3

Consolidated Statements of Operations
   for the Three Years Ended December 31, 2002                             F-5

Consolidated Statements of Comprehensive Operations
   for the Three Years Ended December 31, 2002                             F-6

Consolidated Statements of Stockholders' Equity (Deficiency)
   for the Three Years Ended December 31, 2002                             F-7

Consolidated Statements of Cash Flows
   for the Three Years Ended December 31, 2002                             F-9

Notes to Consolidated Financial Statements                                F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 14, 2003, except for
Note 11 as to which
the date is March 5, 2003

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2002 AND 2001


                                     ASSETS

                                                            2002           2001
                                                         -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents, of which $3,152,745 is
      interest-bearing as of December 31, 2002           $ 5,018,365   $ 4,060,836
   Accounts receivable, net of allowance
      for doubtful accounts of  $30,000
      and $40,000 in 2002 and 2001, respectively           2,198,181       811,648
   Inventories                                             2,325,210       992,453
   Prepaid expenses                                          825,833       538,262
   Loans receivable, related parties                         211,122       200,087
                                                         -----------   -----------
      Total current assets                                10,578,711     6,603,286
                                                         -----------   -----------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                 2,268,502     2,237,332
   Computer software                                         401,356        25,084
   Office equipment and furniture and fixtures               535,359       173,547
                                                         -----------   -----------
                                                           3,205,217     2,435,963
      Less - accumulated depreciation and amortization    (2,332,782)   (2,079,329)
                                                         -----------   -----------
                                                             872,435       356,634
                                                         -----------   -----------

INTANGIBLE ASSETS, net                                     1,163,341     1,453,281
                                                         -----------   -----------

OTHER ASSETS                                                 151,820       146,823
                                                         -----------   -----------
TOTAL ASSETS                                             $12,766,307   $ 8,560,024
                                                         ===========   ===========

                                   (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2002 AND 2001

                                   (Continued)

                                                                                  2002             2001
                                                                              -------------   -------------
CURRENT LIABILITIES:
   Notes payable - short-term                                                 $     586,667   $          --
   Accounts payable                                                               3,489,118         630,468
   Accrued expenses                                                               1,785,606       1,350,735
                                                                              -------------   -------------
      Total current liabilities                                                   5,861,391       1,981,203

NOTES PAYABLE - long-term                                                        10,000,000      10,000,000
DEFERRED REVENUE                                                                  3,949,859              --
OTHER LONG-TERM LIABILITIES - Royalties payable                                   1,350,000              --
                                                                              -------------   -------------
TOTAL LIABILITIES                                                                21,161,250      11,981,203
                                                                              -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value; 1,000,000 shares authorized:
      Series B Convertible Preferred Stock, 1,130 and
         1,630 shares issued and outstanding in 2002 and 2001, respectively
         (liquidation preference of $113,000 at  December 31, 2002)                      11              16
      Series C Convertible Preferred Stock, 3,750 shares
         issued and outstanding in 2002 and 2001, respectively                           38              38
         (liquidation preference of $3,750,000 at December 31, 2002)
   Common stock, $.01 par value; 100,000,000 shares
         authorized; 35,453,722 and 32,752,425 shares issued and
         outstanding in 2002 and 2001, respectively                                 354,537         327,524
   Capital in excess of par value                                               126,664,805     114,917,247
   Accumulated deficit                                                         (135,497,195)   (118,647,406)
   Accumulated other comprehensive income (loss)                                     82,861         (18,598)
                                                                              -------------   -------------
      Total stockholders' equity (deficiency)                                    (8,394,943)     (3,421,179)
                                                                              -------------   -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  12,766,307   $   8,560,024
                                                                              =============   =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                         2002           2001           2000
                                     ------------   ------------   ------------
NET SALES                            $  9,418,549   $  2,153,854   $ 13,173,129

COST OF GOODS SOLD                      5,228,519      2,658,690      4,547,164
                                     ------------   ------------   ------------
      Gross profit                      4,190,030       (504,836)     8,625,965
                                     ------------   ------------   ------------

OPERATING EXPENSES:
   Selling and distribution             6,053,732      1,054,472      2,120,551
   General and administrative           5,135,121      4,254,143      3,981,696
   Research and development             5,350,156      7,132,720      4,767,135
   Litigation settlement expense        3,960,000             --             --
   Product recall costs                  (449,489)     1,500,000             --
   Corporate restructuring expense             --      1,000,000        285,000
                                     ------------   ------------   ------------
      Total operating expenses         20,049,520     14,941,335     11,154,382
                                     ------------   ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                         51,844        246,937        367,294
   Interest expense                      (852,864)      (755,398)      (755,427)
   Other, net                            (189,279)       109,005        313,619
                                     ------------   ------------   ------------
                                         (990,299)      (399,456)       (74,514)
                                     ------------   ------------   ------------

      Net loss                       $(16,849,789)  $(15,845,627)  $ (2,602,931)
                                     ============   ============   ============

LOSS PER COMMON
   SHARE - BASIC AND DILUTED         $      (0.50)  $      (0.51)  $      (0.09)
                                     ============   ============   ============

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   BASIC AND DILUTED                   34,392,060     31,243,307     30,235,000
                                     ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                          2002           2001           2000
                                      ------------   ------------   -----------
NET LOSS                              $(16,849,789)  $(15,845,627)  $(2,602,931)

Other comprehensive income:
   Foreign curency translation,
      net of tax                           101,459         18,054        58,051
                                      ------------   ------------   -----------

Comprehensive loss                    $(16,748,330)  $(15,827,573)  $(2,544,880)
                                      ============   ============   ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                Series A Convertible   Series B Convertible   Series C Convertible
                                   Preferred Stock       Preferred Stock         Preferred Stock         Common Stock
                                --------------------   --------------------   --------------------   ---------------------
                                 Number of              Number of              Number of             Number of
                                  Shares     Amount      Shares     Amount      Shares     Amount      Shares       Amount
                                 ---------   ------     ---------   ------     ---------   ------    ----------   --------
Balance, January 1, 2000            923       $ 9         1,630       $16        5,260      $ 53     29,124,686   $291,246
Options exercised                    --        --            --        --           --        --        793,107      7,931
Warrants exercised                   --        --            --        --           --        --        166,488      1,665
Dividends on preferred stock         --        --            --        --           --        --             --         --
Fair market value of warrants
   granted to non-employees          --                      --        --           --        --             --         --
Fair market value of options
   granted to non-employees          --        --            --        --           --        --             --         --
Shares issued for product
   acquisition                                                                                           53,933        540
Translation adjustment               --        --            --        --           --        --             --         --
Conversion of preferred stock      (890)       (9)           --        --       (1,210)      (12)       356,710      3,567
Net loss                             --        --            --        --           --        --             --         --
                                   ----       ---         -----       ---       ------      ----     ----------   --------
Balance, December 31, 2000           33        --         1,630        16        4,050        41     30,494,924    304,949
Issuance of common stock                                                                              2,146,459     21,465
Options exercised                    --        --            --        --           --        --          7,500         75
Warrants exercised                   --        --            --        --           --        --          8,557         85
Dividends on preferred stock         --        --            --        --           --        --             --         --
Fair market value of options
   granted to non-employees          --        --            --        --           --        --             --         --
Translation adjustment               --        --            --        --           --        --             --         --
Conversion of preferred stock       (33)       --            --        --         (300)       (3)        94,985        950
Net loss                             --        --            --        --           --        --             --         --
                                   ----       ---         -----       ---       ------      ----     ----------   --------
Balance, December 31, 2001           --       $--         1,630       $16        3,750      $ 38     32,752,425   $327,524
                                   ----       ---         -----       ---       ------      ----     ----------   --------

                                 Capital in                    Accumulated Other
                                  Excess of     Accumulated      Comprehensive
                                  Par Value       Deficit        Income (Loss)        Total
                                ------------   -------------   -----------------   ------------
Balance, January 1, 2000        $ 99,575,803   $(100,198,848)      $ 57,507        $   (274,214)
Options exercised                  5,045,604              --             --           5,053,535
Warrants exercised                   836,298              --             --             837,963
Dividends on preferred stock        (217,940)             --             --            (217,940)
Fair market value of warrants
   granted to non-employees           60,009              --             --              60,009
Fair market value of options
   granted to non-employees           95,506              --             --              95,506
Shares issued for product
   acquisition                       599,460                                            600,000
Translation adjustment                    --              --        (58,051)            (58,051)
Conversion of preferred stock         (3,546)             --             --                  --
Net loss                                  --      (2,602,931)            --          (2,602,931)
                                ------------   -------------       --------        ------------
Balance, December 31, 2000       105,991,194    (102,801,779)          (544)          3,493,877
Issuance of common stock           8,962,936                                          8,984,401
Options exercised                     41,175              --             --              41,250
Warrants exercised                    12,165              --             --              12,250
Dividends on preferred stock        (201,663)             --             --            (201,663)
Fair market value of options
   granted to non-employees          112,387              --             --             112,387
Translation adjustment                    --              --        (18,054)            (18,054)
Conversion of preferred stock           (947)             --             --                  --
Net loss                                  --     (15,845,627)            --         (15,845,627)
                                ------------   -------------       --------        ------------
Balance, December 31, 2001      $114,917,247   $(118,647,406)      $(18,598)       $ (3,421,179)
                                ------------   -------------       --------        ------------

                                   (Continue)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                   (Continued)

                                Series A Convertible   Series B Convertible   Series C Convertible
                                  Preferred Stock         Preferred Stock       Preferred Stock           Common Stock
                                --------------------   --------------------   --------------------   ---------------------
                                 Number of              Number of              Number of              Number of
                                  Shares     Amount      Shares     Amount       Shares    Amount      Shares      Amount
                                 ---------   ------     ---------   ------     ---------   ------    ----------   --------
Balance, December 31, 2001           --        $--        1,630      $16         3,750       $38     32,752,425   $327,524
Issuance of common stock                                                                              2,691,012     26,910
Dividends on preferred stock         --         --           --       --            --        --             --         --
Translation adjustment               --         --           --       --            --        --             --         --
Conversion of preferred stock        --         --         (500)      (5)           --        --         10,285        103
Net loss                             --         --           --       --            --        --             --         --
                                    ---        ---        -----      ---         -----       ---     ----------   --------
Balance, December 31, 2002           --        $--        1,130      $11         3,750       $38     35,453,722   $354,537
                                    ===        ===        =====      ===         =====       ===     ==========   ========

                                 Capital in                    Accumulated Other
                                  Excess of     Accumulated      Comprehensive
                                  Par Value       Deficit        Income (Loss)         Total
                                ------------   -------------   -----------------   ------------
Balance, December 31, 2001      $114,917,247   $(118,647,406)      $(18,598)       $ (3,421,179)
Issuance of common stock          11,935,156                                         11,962,066
Dividends on preferred stock        (187,500)             --             --            (187,500)
Translation adjustment                    --              --        101,459             101,459
Conversion of preferred stock            (98)             --             --                  --
Net loss                                  --     (16,849,789)            --         (16,849,789)
                                ------------   -------------       --------        ------------
Balance, December 31, 2002      $126,664,805   $(135,497,195)      $ 82,861        $ (8,394,943)
                                ============   =============       ========        ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                         2002           2001          2000
                                                     ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(16,849,789)  $(15,845,627)  $(2,602,931)
Adjustments to reconcile net loss to net
cash used in operating activities -
   Depreciation and amortization                          579,412        688,198       753,588
   Provision for doubtful accounts                         (1,191)        17,000        (6,523)
   Provision for returns and allowances                   310,183        368,273       164,816
   Write-down of inventories                              453,797        166,905       197,626
   Loss on disposal of fixed assets                         6,384         27,961        47,817
   Gain on sale of assets                                      --             --      (158,629)
   Issuance of warrants and options for consulting
   services                                                    --        112,387       155,515

Changes in assets and liabilities -
   (Increase) decrease in:
   Accounts receivable                                 (1,695,525)     2,105,880    (1,626,008)
   Inventories                                         (1,786,554)      (179,620)      671,452
   Prepaid expenses                                      (287,571)       220,341      (289,655)
   Other assets                                           (16,032)       195,141       441,861

Increase (decrease) in:
   Accounts payable                                     2,858,650       (165,040)   (1,293,752)
   Accrued expenses                                     1,784,871        220,889       (42,721)
   Deferred revenue                                     3,949,859       (100,000)           --
                                                     ------------   ------------   -----------
      Net cash used in operating activities           (10,693,506)   (12,167,312)   (3,587,544)
                                                     ------------   ------------   -----------

                                  (Continued)

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                   (Continued)

                                                               2002           2001         2000
                                                            -----------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                             $        --   $        --   $4,119,729
   Purchase of property and equipment                          (808,104)     (188,602)     (16,168)
   Acquisition of intangibles                                        --            --     (525,000)
                                                            -----------   -----------   ----------
      Net cash provided by (used in) investing activities      (808,104)     (188,602)   3,578,561
                                                            -----------   -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                11,962,067     8,984,401           --
   Issuance of note payable                                   3,960,000            --           --
   Payment of note payable                                   (3,373,333)           --           --
   Dividends paid                                              (187,500)     (201,663)    (217,940)
   Proceeds from exercise of options and warrants                    --        53,500    5,891,498
                                                            -----------   -----------   ----------
      Net cash provided by financing activities              12,361,234     8,836,238    5,673,558
                                                            -----------   -----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          97,905       (14,195)     (51,953)
                                                            -----------   -----------   ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             957,529    (3,533,871)   5,612,622

CASH AND CASH EQUIVALENTS,
   Beginning of year                                          4,060,836     7,594,707    1,982,085
                                                            -----------   -----------   ----------

CASH AND CASH EQUIVALENTS,
   End of year                                              $ 5,018,365   $ 4,060,836   $7,594,707
                                                            ===========   ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Interest paid                                            $   807,595   $   712,500   $  712,500
                                                            ===========   ===========   ==========

   Taxes paid                                               $    93,900   $    58,300   $   19,700
                                                            ===========   ===========   ==========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
   Common stock issued for trademark                        $        --   $        --   $  600,000
                                                            ===========   ===========   ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Organization-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company is dedicated to research and development of women's healthcare and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company is also developing hormonal products for men and a buccal delivery system for peptides. The Company's products primarily utilize its patented Bioadhesive Delivery System technology.

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

   Accounts Receivable-

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

   Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                               December 31,
                                                          ---------------------
                                                             2002        2001
                                                          ----------   --------
Finished goods                                            $1,564,136   $426,206
Raw materials                                                761,074    566,247
                                                          ----------   --------
                                                          $2,325,210   $992,453
                                                          ==========   ========

Shipping costs are included in selling and distribution expenses.

   Property and Equipment-

Property and equipment is stated at cost less accumulated depreciation. Leasehold improvements are amortized over the life of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

                                   Years
                                  ------
Machinery and equipment           5 - 10
Furniture and fixtures                 5

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the term of the assets are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.

   Concentration of Credit Risk-

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Management believes that the Company is not subject to any significant concentrations of credit risk.

   Intangible Assets-

Intangible assets consist of the following:

                                                              December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
Patents                                               $ 2,600,000   $ 2,600,000
Trademarks                                              1,566,000     1,581,644
Licensing rights                                          100,000       100,000
                                                      -----------   -----------
                                                        4,266,000     4,281,644
Less accumulated amortization                          (3,102,659)   (2,828,363)
                                                      -----------   -----------
                                                      $ 1,163,341   $ 1,453,281
                                                      ===========   ===========

Patents are being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks are being amortized on a straight-line basis over ten years to fifteen years. Licensing rights are being amortized over a period of five years.

In April 1998, the Company and the Warner-Lambert Company signed an agreement terminating their December 1991 license and supply agreement under which the Warner-Lambert Company had distributed Replens, a vaginal moisturizer which had been developed by the Company. Under the terms of the termination agreement, the Company agreed to pay $4.6 million for the right to reacquire the product Replens, effective on April 9, 1998. The $4.6 million cost was capitalized and was being amortized over a 15-year period. Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens for a total of $4.5 million cash. The gain of approximately $159,000 was included in Other Income, net in the accompanying consolidated statements of operations.

On March 16, 2000, the Company acquired the U.S. rights for the product Advantage-S. The cost of the acquisition was $1,225,000 (in cash and Company common stock) which is being amortized over a 15-year period.

Aggregate amortization expense for the year ended December 31, 2002 was $289,941.

Future estimated amortization expense is as follows:

2003              $242,924
2004                83,334
2005                81,667
2006                81,667
2007                81,667

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

   Accrued Expenses-

Accrued expenses consist of the following:

                                                               December 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
Royalties                                                $1,105,696   $   35,694
Professional fees                                           108,629      305,602
Interest                                                    210,273      267,813
Other                                                       361,008      184,566
Product recall costs                                             --      404,060
Corporate restructuring expense                                  --      153,000
                                                         ----------   ----------
                                                         $1,785,606   $1,350,735
                                                         ==========   ==========
   Income Taxes-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                          2002    2001    2000
                                                         -----   -----   -----
Federal income tax rate                                  (34.0)% (34.0)% (34.0)%
Increase in valuation allowance                           34.0    34.0    34.0
                                                         -----   -----   -----
Effective income tax rate                                  0.0%    0.0%    0.0%
                                                         =====   =====   =====

As of December 31, 2002, the Company has U.S. tax net operating loss carryforwards of approximately $64 million which expire through 2022. The Company also has unused tax credits of approximately $949,000 which expire at various dates through 2012. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2002 and 2001, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $23 million and $21 million, respectively

(comprised primarily of a net operating loss carryforward), for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

   Revenue Recognition-

Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the strategic alliance partners sales are recorded as revenue as sales are made by the strategic alliance partners.

   License Fees-

License fees are recognized in net sales over the term of the license.

   Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $1,317,000 in 2002, $55,000 in 2001 and $503,000 in 2000.

   Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

   Loss per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is antidilutive.

   Statements of Cash Flows-

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-based Compensation-

The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans and warrants issued to employees. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below.

                                          2002           2001          2000
                                      ------------   ------------   -----------
Net loss, as reported                 $(16,849,789)  $(15,845,627)  $(2,602,931)
Deduct: Total stock-based
   employee compensation expense
   determined under-fair-value
   based methods for all awards         (1,826,347)    (4,427,817)   (1,584,554)
                                      ------------   ------------   -----------
Pro forma net loss                    $(18,676,136)  $(20,273,444)  $(4,187,485)
                                      ============   ============   ===========

Loss per share: As reported           $      (0.50)  $      (0.51)  $     (0.09)
                                      ============   ============   ===========
      Pro forma                       $      (0.54)  $       0.65   $      0.15
                                      ============   ============   ===========

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of three years, (iii) a risk-free rate of 5% in 2002 and 2001(6% in 2000) that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 57.8% for 2002, 86.4% for 2001 and 87.2% for 2000 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

The weighted-average fair value of options and warrants granted to employees during 2002 and 2001 was $1.81 and $3.66, respectively.

   Product Recall Costs-

Product recall costs represent the direct out-of-pocket costs related to the recall of the product Crinone that took place in April 2001. In 2002, the unused portion of the accrual was reversed.

   Corporate Restructuring Expense-

During the second quarter of 2001, the Company's management decided to close the France office. The Company recorded a restructuring charge for the anticipated costs associated with closing the office consisting of employee severance payments and other costs.

   Recent Accounting Pronouncements-

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   Reclassification of Prior-year Amounts-

Prior-year financial statements have been reclassified to conform to the 2002 presentation.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement, except for South Africa, with American Home Products Corporation ("AHP") under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone. The Company supplied Crinone to AHP at a price equal to 30% of AHP's net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company supplies Crinone to Ares Trading S.A. ("Serono") under the same terms as in the agreement with AHP. In June 2002, as part of the settlement of litigation between the two companies, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the products. The Company paid approximately $985,000 to Serono in accordance with this agreement for the year ended December 31, 2002.

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

Effective May 5, 2000, the Company sold various tangible and intangible assets, related to the U.S. rights for Replens, to Lil' Drug Store Products, Inc. for a total of $4.5 million cash. Additionally, the purchaser agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens. Additionally, effective May 5, 2000, the Company licensed its Legatrin PM, Legatrin GCM, Vaporizer in a Bottle and Diasorb brands to the same purchaser mentioned above. Under the terms of these agreements, the Company will receive license fees equal to 20% of the licensee's net sales of these brands. These agreements each have five-year terms with provisions for renewal and contain options that allow the licensee to acquire these brands from the Company. On December 29, 2000, Lil' Drug Store Products, Inc. acquired the Vaporizer in a Bottle brand for $201,800.

On July 31, 2002, the Company and Quintiles Transnational Corp. ("Quintiles") entered into an agreement to commercialize the Company's portfolio of women's healthcare products in the United States. Under the terms of this agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company's women's healthcare products. In a second agreement dated July 31, 2002, Quintiles' strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and since the minimum amount is in excess of the amount to be received by the Company, the Company has recorded the $2.25 million received through December 31, 2002 as a liability. The excess of the minimum to be paid by the Company over the $4.5 million to be received by the Company will be recorded as an expense over the five-year term of the agreement.

On October 16, 2002, the Company and Ardana Bioscience, Ltd. ("Ardana") entered into a license and supply agreement for the Company's Striant(TM) testosterone buccal bioadhesive product in 18 European countries (excluding Italy). Under the terms of the agreement, Ardana will market, distribute and sell Striant(TM). In exchange for these rights, the Company will receive total payments of $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. Additional milestone payments totaling $2 million are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement. The agreement shall continue for a period of the later of 10 years from the first commercial sale of the finished product by Ardana or the date of expiration or lapse of the last to expire or lapse Company's patent rights in the territory, determined on a country by country basis. The Company will recognize revenue on this agreement over a 10-year period and accordingly has recognized revenue of $50,141 in the accompanying consolidated statements of operations. The remaining $3,949,854 is shown as deferred revenue in the accompanying consolidated balance sheets.

The Company has also entered into strategic alliance agreements with various pharmaceutical companies for the foreign marketing and distribution of Replens, RepHresh and Advantage-S.

(3) PRODUCT RECALL:

On April 5, 2001, the Company announced that it had requested its licensee, Serono, to voluntarily recall a number of batches of Crinone, a progesterone vaginal gel used in the treatment of infertile women. The recall was initiated due to an application problem of the gel in the recalled batches. The Company estimated that the direct out-of-pocket costs related to the recall would cost approximately $1.5 million, which was recorded in the first quarter of 2001. The Company's original estimate of the expenses necessary to complete the product recall exceeded the actual expense by approximately $449,000. This amount is shown as a reduction in 2002 operating expenses in the consolidated statements of operations.

(4) NOTES PAYABLE:

Notes payable consist of the following:

                                                             December 31,
                                                      -------------------------
                                                         2002          2001
                                                      -----------   -----------
7.125% convertible subordinated
   note payable - due March 2005                      $10,000,000   $10,000,000
9.00% note payable - payable
   in monthly installments                                586,667            --
                                                      -----------   -----------
                                                       10,586,667    10,000,000
Less: current portion                                    (586,667)           --
                                                      -----------   -----------

                                                      $10,000,000   $10,000,000
                                                      ===========   ===========

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note is subordinate to other senior securities of the Company and bears interest at 7.125% which is payable semiannually on March 15 and September 15. The note is convertible into 662,032 shares of Common Stock at a price equal to $15.105 per share.

As part of the settlement with Serono in June 2002, the Company issued to Serono a promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9.00% per annum. Principal and interest are paid in equal monthly installments of $220,000 of principal plus accrued interest. Pursuant to the note, the Company is obligated to pay down the note by an amount equal to one-third of the proceeds from the sale by the Company of its equity securities. The Company paid $1,833,333 (one-third of the $5,500,000 raised by the Company through the sale of its Common Stock in July 2002). The payment was applied in reverse order of payments due. At December 31, 2002, the Company is required to make monthly payments of $220,000 through February 2003 and a final payment of $146,667 in March 2003.

The carrying amount of the Company's notes payable approximate fair value using the Company's estimated incremental borrowing rate.

(5) STOCKHOLDERS' EQUITY (DEFICIENCY):

   Preferred Stock-

In November 1989, the Company completed a private placement of 151,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock paid cumulative dividends at a rate of 8% per annum payable quarterly and each share was convertible into 12.36 shares of Common Stock. At December 31, 2002, all of the Series A Preferred Stock has been converted.

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

In April 2002, 500 shares of the Series B Preferred Stock were converted into 10,285 shares of the Common Stock.

In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock, sold to 24 accredited investors, has a stated value of $1,000 per share. The Series C Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share or
(ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

On March 12, 2002, the Company adopted a Stockholder Rights Plan ("Rights Plan") designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company's voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company's voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company's Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company's preferred stock or shares in an "acquiring entity" at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company's voting stock, subject to certain exceptions. These rights are deemed to have no value and accordingly have not been recorded in the accompanying financial statements.

   Common Stock-

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with an institutional investor to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the two-year term of the Purchase Agreement and at its sole discretion, issue and sell to the institutional investor up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to the institutional investor, the Company may also, at its sole discretion, grant the institutional investor a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company and the institutional investor have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At December 31, 2002, $9 million may be sold under the Agreement subject to the filing of a registration relating to the amendment becoming effective.

During 2002, the Company issued 2,691,012 shares of its common stock to several institutional investors, which resulted in the Company receiving $11,962,067 after expenses. $6,500,000 of the gross proceeds was received pursuant to the Purchase Agreement described in the preceding paragraph.

   Warrants-

As of December 31, 2002, the Company had warrants outstanding for the purchase of 921,475 shares of Common Stock. Information on outstanding warrants is as follows:

Exercise
 Price
--------
  $3.50            146,475
   4.81            225,000
   5.85            100,000
   7.06             25,000
   7.50             75,000
   8.35            350,000
                   -------
                   921,475
                   =======

During 2001, a warrant to purchase 350,000 shares of Common Stock at an exercise price of $8.35 was issued pursuant to an employment agreement with the Company's new President and Chief Executive Officer. A warrant to purchase 100,000 shares of Common Stock at an exercise price of $5.85 per share was issued to an officer and director of the Company. As of December 31, 2002, 658,975 warrants were exercisable.

   Stock Option Plans-

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

A summary of the status of the Company's two stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                            2002                  2001                   2000
                                   --------------------   --------------------   --------------------
                                               Weighted               Weighted               Weighted
                                                Average                Average                Average
                                               Exercise               Exercise               Exercise
                                     Shares     Price       Shares      Price      Shares     Price
                                   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year   6,218,643     $8.69    5,550,143     $9.06    5,671,438    $ 8.83
Granted                              692,500      4.18      761,000      5.94      687,000      8.21
Exercised                                 --        --       (7,500)     5.50     (793,107)     6.40
Forfeited                           (127,000)     8.67      (85,000)     8.99      (15,188)    13.25
                                   ---------              ---------              ---------
Outstanding at end of year         6,784,143      8.23    6,218,643      8.69    5,550,143      9.06
                                   =========              =========              =========

Options exercisable at year end    5,566,943              5,420,043              4,803,143
                                   =========              =========              =========

The following table summarizes information about stock options outstanding at December 31, 2002:

                                Options Outstanding                      Options Exercisable
                  ----------------------------------------------   -------------------------------
                                          Weighted
                                           Average      Weighted                          Weighted
   Range of              Number           Remaining      Average         Number            Average
   Exercise           Outstanding        Contractual    Exercise        Exercisable       Exercise
    Prices        at December 31, 2002   Life (Years)     Price    at December 31, 2002    Price
---------------   --------------------   ------------   --------   --------------------   --------
$3.19 - $4.00            482,500             8.43        $ 3.53             110,000        $ 3.26
$4.06 - $7.90          3,312,143             4.80          5.20           2,476,443          5.11
$8.06 - $12.13         1,830,500             5.10         10.60           1,821,500         10.61
$12.25 - $18.63        1,159,000             4.15         15.09           1,159,000         15.09
                       ---------                                          ---------
$3.19 - $18.63         6,784,143             5.03          8.23           5,566,943          8.95
                       =========                                          =========

(6) LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

                                          2002           2001          2000
                                      ------------   ------------   -----------
Net loss                              $(16,849,789)  $(15,845,627)  $(2,602,931)
Less: Preferred stock dividends           (187,500)      (201,663)     (217,940)
                                      ------------   ------------   -----------
Net loss applicable to
   common stock                       $(17,037,289)  $(16,047,290)  $(2,820,871)
                                      ============   ============   ===========

Basic and diluted:
   Weighted average number of
      common shares outstanding         34,392,060     31,243,307    30,235,000
                                      ============   ============   ===========

Basic and diluted net loss per
   common share                       $      (0.50)  $      (0.51)  $     (0.09)
                                      ============   ============   ===========

(7) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2002, 2001 and 2000 totaled $323,977, $450,550 and $548,914, respectively. Future minimum lease payments as of December 31, 2001 are as follows:

2003          $323,512
2004           274,841
2005           209,172
2006           201,097
2007           125,216

Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to 2% of the net sales of products based on the Bioadhesive Delivery System up to an aggregate amount of $7,500,000. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid.

In May 1989, the Company signed an exclusive agreement to license the U.S. and Canadian marketing rights for Diasorb(R), a unique pediatric antidiarrheal product formerly marketed by Schering-Plough Corporation. Under the terms of the agreement, the Company is obligated to pay a royalty equal to 5% on United States net sales of Diasorb. In November 2002, the Company was informed by the licensor that the license will not be renewed after May 19, 2003. U. S. Diasorb sales in 2002 were $148,555 on which the Company received $29,000 in royalty income.

In June 2002, as part of the settlement of litigation between Serono and the Company, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the products.

On July 31, 2002, Quintiles' strategic investment group, PharmaBio Development agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company's women's healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum and maximum amounts.

Geographic Area of Operations-

Included in the Company's Consolidated Balance sheet at December 31, 2002 are the net assets of the Company's subsidiaries located in Bermuda, France and the United Kingdom that total approximately $7.5 million.

Employment Agreements-

In March 2001, the Company entered into a three-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $450,000 per year plus a minimum 10% bonus. Additionally, the employee was granted options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $5.85 per share and a warrant to purchase 350,000 shares of the Company's Common Stock at an exercise price of $8.35 per share. The options and warrants vest ratably over a four-year period.

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. No provision was required in 2002, 2001 and 2000. In November 2002, the Incentive Compensation Plan was terminated by the Board of Directors.

Legal Proceedings-

In August 2001, Ares Trading S.A. ("Serono") filed a lawsuit in the Supreme Court of the State of New York (the "Action") naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone(R) in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono's suit against the Company and the Company's counterclaims against Serono. Under the terms of the settlement, Columbia has rights to market a second brand of its 8% and 4% progesterone gel products under the trade name "Prochieve (TM)" to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Following the settlement, Columbia shipped additional Crinone product to Ares for the U.S. and European markets. Columbia had previously shipped three batches of Crinone(R) 8% which were used to support the March 8th re-launch by Serono in the U.S. This product was shipped at no charge to replace recalled product. As part of the settlement, Columbia gave Ares a note for $3.96 million (currently $586,667) to be paid over an eighteen-month period to cover out of pocket costs resulting from the recall. This amount is shown as litigation settlement expense in Operating Expenses of the Consolidated Statements of Operations.

Other claims and lawsuits have been filed against the Company. Although the results of pending litigation are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, the Company believes that it has adequate reserves or adequate insurance coverage for any unfavorable outcome resulting from these actions.

(8) RELATED-PARTY TRANSACTIONS:

During 1993, the Company loaned two individuals, who at the time were employees, directors and stockholders of the Company, an aggregate of $190,350. These notes that bore interest at 10% per annum and which were due on or before December 7, 1997, were subsequently extended through December 7, 1999. One of the loans was paid in full, including interest, in 2001. At December 31, 2002, a balance of $211,122 remains outstanding, from a current officer, director and shareholder, and is included in "loans receivable, related party" in the accompanying 2002 Consolidated Balance Sheet at its face value plus interest which approximates fair value.

(9) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. One customer/licensee accounted for approximately 14% of 2002 and 44% of 2001 consolidated net sales. A second customer accounted for 41% of 2002 consolidated net sales, 29% of 2001 consolidated net sales and 73% of 2000 consolidated net sales. A third customer accounted for approximately 17% of 2002 consolidated net sales. The following table shows selected information by geographic area:


                                         Net         Loss from     Identifiable
                                        Sales        Operations       Assets
                                     ------------   ------------   ------------
As of and for  the year
   ended  December 31, 2002-

   United States                     $  6,458,323   $ (8,190,386)  $  5,301,288
   Europe                               2,960,226     (7,669,104)     7,465,019
                                     ------------   ------------   ------------
                                     $  9,418,549   $(15,859,490)  $ 12,766,307
                                     ============   ============   ============

As of and for  the year
   ended  December 31, 2001-

   United States                     $  1,019,187   $ (8,748,062)  $  5,809,982
   Europe                               1,134,667     (6,698,109)     2,750,042
                                     ------------   ------------   ------------
                                     $  2,153,854   $(15,446,171)  $  8,560,024
                                     ============   ============   ============

As of and for the year
   ended December 31, 2000-

   United States                     $ 10,346,482   $   (137,527)  $  7,361,419
   Europe                               2,826,647     (2,390,890)     8,157,812
                                     ------------   ------------   ------------
                                     $ 13,173,129   $ (2,528,417)  $ 15,519,231
                                     ============   ============   ============

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2002 and 2001:

                            First        Second         Third        Fourth           Full
                           Quarter       Quarter       Quarter       Quarter          Year
                         -----------   -----------   -----------   ------------   ------------
   2002

Net sales                $   576,811   $ 2,455,149   $ 4,040,534   $  2,346,055   $  9,418,549
Gross profit                (374,470)    1,553,401     2,124,162        886,937      4,190,030
Loss from operations      (3,163,815)   (4,597,202)   (1,632,507)    (6,465,966)   (15,859,490)
Net loss                  (3,380,942)   (4,855,498)   (1,879,189)    (6,734,160)   (16,849,789)
Basic and diluted loss
   per common share            (0.10)        (0.14)        (0.05)         (0.19)         (0.50)

   2001

Net sales                $   926,975   $   654,747   $   411,354   $    160,778   $  2,153,854
Gross profit                 322,349       (57,577)     (263,667)      (505,941)      (504,836)
Loss from operations      (3,754,147)   (4,300,713)   (3,085,986)    (4,305,325)   (15,446,171)
Net loss                  (3,818,929)   (4,430,124)   (3,240,507)    (4,356,067)   (15,845,627)
Basic and diluted loss
   per common share            (0.13)        (0.14)        (0.10)         (0.14)         (0.51)

(11) SUBSEQUENT EVENT:

On March 5, 2003, Columbia Laboratories, Inc. and Quintiles Transnational Corp. announced an agreement to commercialize Columbia's Striant(TM) testosterone buccal bioadhesive product in the United States. Striant is currently under review by the U.S. Food and Drug Administration (FDA) for treatment of hypogonadism in men with a PDUFA date of June 19, 2003. Under the terms of the agreement, Quintiles' commercialization unit, Innovex, will provide a dedicated team of approximately 75 sales representatives for two-and-a-half years. Quintiles' strategic investment group, PharmaBio Development, will invest $15 million to be paid to Columbia over a 15-month period commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Columbia will be responsible for product distribution, regulatory and medical affairs, marketing and manufacturing.

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                         F-26

Schedule II-Valuation and Qualifying Accounts and Reserves                 F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Columbia Laboratories, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated February 14, 2003, except for Note 11 as to which the date is March 5, 2003. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 14, 2003, except for Note 11
as to which the date is March 5, 2003

                  COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                   Charged to
                                     Balance at   (credited to)                 Balance
                                     beginning      costs and                   at end
           Description               of period      expenses      Deductions   of period
----------------------------------   ----------   -------------   ----------   ---------
YEAR ENDED DECEMBER 31, 2002:
   Allowance for doubtful accounts    $ 40,000       $(1,191)       $ 8,809     $ 30,000
                                      ========       =======        =======     ========

YEAR ENDED DECEMBER 31, 2001:
   Allowance for doubtful accounts    $ 23,000       $17,000        $    --     $ 40,000
                                      ========       =======        =======     ========

YEAR ENDED DECEMBER 31, 2000:
   Allowance for doubtful accounts    $119,289       $(6,523)       $90,306     $ 23,000
                                      ========       =======        =======     ========

                                 EXHIBIT INDEX

Exhibit Numbers

10.37  --   License and Supply Agreement dated October 16, 2002 between the
            Company and Ardana Bioscience Limited

10.38  --   Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited

10.39  --   Amendment No. 1 to the Amended and Restated Common Stock Purchase
            Agreement by and between the Company and Acqua Wellington North
            American Equities Fund, Ltd., effective as of January 31, 2003

10.40  --   Investment and Royalty Agreement dated March 5, 2003 between the
            Company and PharmaBio Development Inc.

10.41  --   Sales Force Work Order #8872 pursuant to the Master Services
            Agreement having an Effective Date of July 31, 2002, between the
            Company and Innovex LP

21     --   Subsidiaries of the Company

99.1   --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2   --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.