Form 10-Q
period 2003-03-31
COLUMBIA LABORATORIES INC
filed 2003-05-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.

(Exact name of Company as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2758596 (I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey (Address of principal executive offices)	07039 (Zip Code)

Company’s telephone number, including area code: (973) 994-3999

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 1, 2003: 35,453,722

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

Except for historical information contained herein, the matters discussed in this document are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products and prices, and other factors discussed elsewhere in this report.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets-
Cash and cash equivalents	$3,559,441	$5,018,365
Accounts receivable, net	2,943,701	2,198,181
Inventories	2,405,299	2,325,210
Prepaid expenses	729,609	825,833
Loans receivable, related parties	213,880	211,122

Total current assets	9,851,930	10,578,711

Property and equipment, net	912,242	872,435
Intangible assets, net	1,090,838	1,163,341
Other assets	138,046	151,820

TOTAL ASSETS	$11,993,056	$12,766,307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities-
Notes payable - short-term	$—	$586,667
Accounts payable	2,628,829	3,489,118
Accrued expenses	3,980,549	1,785,606

Total current liabilities	6,609,378	5,861,391
Notes payable - long-term	10,000,000	10,000,000
Deferred revenue	4,036,939	3,949,859
Other long-term liabilities - royalties payable	4,492,857	1,350,000

TOTAL LIABILITIES	25,139,174	21,161,250

Stockholders’ equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 1,130 shares issued and outstanding	11	11
Series C Convertible Preferred Stock, 3,750 shares issued and outstanding	38	38
Common stock, $.01 par value; 100,000,000 authorized 35,453,722 shares issued and outstanding	354,537	354,537
Capital in excess of par value	126,595,498	126,664,805
Accumulated deficit	(140,201,265)	(135,497,195)
Accumulated other comprehensive income (loss)	105,063	82,861

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(13,146,118)	(8,394,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$11,993,056	$12,766,307

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

NET SALES	$3,605,546	$576,811
COST OF GOODS SOLD	1,677,348	951,282

Gross profit (loss)	1,928,198	(374,471)

OPERATING EXPENSES:
Selling and distribution	4,137,606	367,050
General and administrative	1,427,816	1,183,930
Research and development	931,111	1,238,365

Total operating expenses	6,496,533	2,789,345

Loss from operations	(4,568,335)	(3,163,816)

OTHER INCOME (EXPENSE):
Interest income	8,989	10,497
Interest expense	(194,683)	(188,839)
Other, net	49,959	(38,785)

	(135,735)	(217,127)

Net loss	$(4,704,070)	$(3,380,943)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.13)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	35,453,722	32,956,746

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

NET LOSS	$(4,704,070)	$(3,380,943)
Other comprehensive income (loss):
Foreign currency translation, net of tax	22,202	(11,909)

Comprehensive loss	$(4,681,868)	$(3,392,852)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,704,070)	$(3,380,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	123,367	165,333
Provision for doubtful accounts	10,000	—
Provision for returns and allowances	18,966	—
Writedown of inventories	50,000	—
Changes in assets and liabilities- (Increase) decrease in:
Accounts receivable	(774,486)	(160,184)
Inventories	(130,089)	(58,504)
Prepaid expenses	96,224	(561,091)
Loans receivable, related parties	(2,758)	(2,758)
Other assets	13,774	11,761
Increase (decrease) in:
Accounts payable	(860,289)	726,026
Accrued expenses	2,194,943	118,451
Deferred revenue	87,080	—
Other long-term liabilities - royalties payable	3,142,857	—

Net cash used in operating activities	(734,481)	(3,141,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90,132)	(157,896)

Net cash used in investing activities	(90,132)	(157,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	2,985,169
Stock issuance costs	(22,432)	—
Payment of note payable	(586,667)	—
Dividends paid	(46,875)	(46,875)

Net cash provided by (used in) financing activities	(655,974)	2,938,294

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Three Months Ended March 31,

	2003	2002

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,663	(11,389)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,458,924)	(372,900)
CASH AND CASH EQUIVALENTS, Beginning of period	5,018,365	4,060,836

CASH AND CASH EQUIVALENTS, End of period	$3,559,441	$3,687,936

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2)  INVENTORIES:

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Finished goods	$1,519,364	$1,564,136
Raw materials	885,935	761,074

	$2,405,299	$2,325,210

(3)  NOTES PAYABLE:

Notes payable consist of:

	March 31, 2003	December 31, 2002

7.125% convertible subordinated note payable - due March 2005	$10,000,000	$10,000,000
9.00% note payable - payable in monthly installments (a)	—	586,667

	10,000,000	10,586,667
Less: current portion	—	(586,667)

	$10,000,000	$10,000,000

(a) Promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9% per annum. Principal and interest was to be paid in equal monthly installments of $220,000 of principal plus accrued interest commencing June 15, 2002. Pursuant to the note, the Company was obligated to pay down the note by an amount equal to one-third of the proceeds from the sale by the Company of its equity securities. In addition to the monthly payments, the Company paid $1,833,333 in August 2002(one-third of the $5,500,000 raised by the Company through the sale of its common stock on July 31, 2002). The payment was applied in reverse order of payments due. At March 31, 2002, the note has been fully paid.

(4)  SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products medical devices, and cosmetics. The following table shows selected unaudited information by geographic area:

	Net Sales	Loss from Operations	Identifiable Assets

As of and for the three months ended March 31, 2003-
United States	$1,441,352	$(4,687,956)	$6,084,033
Europe	2,164,194	119,621	5,909,023

	$3,605,546	$(4,568,335)	$11,993,056

As of and for the three months ended March 31, 2002-
United States	$297,605	$(1,827,673)	$5,461,404
Europe	279,206	(1,336,143)	3,488,539

	$576,811	$(3,163,816)	$8,949,943

(5)  INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended March 31,

	2003	2002

Net loss	$(4,704,070)	$(3,380,943)
Less: Preferred stock dividends	(46,875)	(46,875)

Net loss applicable to common stock	$(4,750,945)	$(3,427,818)

Basic and diluted:
Weighted average number of common shares outstanding	35,453,722	32,956,746

Basic and diluted net loss per common share	$(0.13)	$(0.10)

(6)  LEGAL PROCEEDINGS:

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, the Company sublicensed rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ™” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million, which has been fully paid, to cover out of pocket costs resulting from the recall.

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

(7)  RELATED PARTY TRANSACTIONS:

During 1993, the Company loaned an individual, who was an officer, director and stockholder of the Company, an aggregate of $110,350. These notes that bore interest at 10% per annum and originally due on or before December 7, 1997, were subsequently extended through December 7, 1999. At March 31, 2003 and December 31, 2002, $213,880 and $211,122, respectively, remained outstanding.

On April 15, 2003, the Company and the individual mentioned in the preceding paragraph entered into a Termination and Consulting Agreement (the “Agreement”). Under the terms of the Agreement, the individual resigned from his position as Chief Science Officer, effective April 15, 2003, and will step down as Chairman of the Company’s Board of Directors, effective at the Company’s Annual Shareholders Meeting on May 15, 2003. The individual also agreed to repay, no later than June 30, 2003, the loan referred to in the preceding paragraph. The Agreement also provides for the individual to act as a consultant to the Company for an 18-month period at the rate of $25,000 per month.

(8)  AGREEMENTS WITH QUINTILES TRANSNATIONAL CORP.:

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. In a second agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing in the third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount is in excess of the amount to be received, the Company has recorded the amounts received through December 31, 2002 and March 31, 2003, as a liability. The excess of the minimum to be paid by the Company over the $4.5 million to be received by the Company will be recorded as an expense over the five-year term of the agreement. $175,000 was recorded as an expense in the quarter ended March 31, 2003. As of December 31, 2002 and March 31, 2003, $900,000 and $1,200,000, respectively, are recorded as current liabilities and included in accrued expenses and $1,350,000 and $2,350,000, respectively, are recorded as long-term liabilities in the accompanying condensed Consolidated Balance Sheets.

On March 5, 2003, the Company and Quintiles announced an agreement to commercialize Columbia’s Striant™ testosterone buccal bioadhesive product in the United States. Striant is currently under review by the U.S. Food and Drug Administration (FDA) for treatment of hypogonadism in men. FDA has set June 19, 2003, as the goal date to review and act on the NDA under the Prescription Drug User Fee Act. Under the terms of the agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of approximately 75 sales representatives for two-and-a-half years. Quintiles’ strategic investment group, PharmaBio Development, will invest $15 million to be paid to Columbia over a 15-month period commencing with the signing of the agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Columbia will be responsible for product distribution, regulatory and medical affairs, marketing and manufacturing. The Company has received $3 million through March 31, 2003 and $857,143 is recorded as a current liability and included in accrued expenses and $2,142,857 is recorded as a long-term liability in the accompanying condensed Consolidated Balance Sheet.

(9)  STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended March 31, 2003 and 2002 would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(4,704,070)	$(3,380,943)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(405,689)	(611,415)

Pro forma net loss	$(5,109,759)	$(3,992,358)

Loss per share - basic and diluted
As reported	$(0.13)	$(0.10)

Pro forma	$(0.15)	$(0.12)

(10)  SUBSEQUENT EVENT:

On May 9, 2003, the Company sold 510,204 shares of its common stock to Biotech Value Plus, Ltd. at a purchase price of $4.90 per share (representing a negotiated discount to the market price). The Company received gross proceeds of $2.5 million.

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Information

The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the successful marketing of products by the Company and its licensees; (ii) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (iii) social, political and economic risks to the Company’s foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (v) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (vi) failure to develop the Company’s products or delay in development of the Company’s products and (vii) the timely completion of studies and approvals by the FDA and other regulatory agencies. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 14 of the Annual Report on Form 10-K, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of the Company’s results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the strategic alliance partners sales are recorded as revenue as sales are made by the strategic alliance partners. License fees are recognized in net sales over the term of the license.

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

Accounting For PharmaBio Development Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio Development, Inc. under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts and because the minimum amounts are in excess of the amount to be received by the Company, the Company is recording the money received as a liability. The excess of the minimum to be paid by the Company over the amount received by the Company will be recorded as an expense over the terms of the agreements.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $5,018,365 at December 31, 2002 to $3,559,441 at March 31, 2003. During the quarter ended March 31, 2003 the Company used $734,481 for operations, paid off $586,667 of the note payable, spent $90,132 on property and equipment and $ 46,875 for dividends to holders of its Series C preferred stock.

In July 2002, Quintiles’ Transnational Corp.’s strategic investment group, PharmaBio Development agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts.

On March 6, 2003, the Company and PharmaBio entered into an additional agreement under which PharmaBio agreed to pay $3.0 million in each of the four quarters in 2003 and in the first quarter of 2004 for the right to receive a 9% royalty on the net sales of Striant in the United States, for seven years beginning in July 2003 up to agreed levels of annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty payments are subject to minimum ($30 million) and maximum ($55 million) amounts.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company issued and sold $6.5 million and $1.0 million of its Common Stock to Acqua Wellington in 2002 and 2001, respectively. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At May 1, 2003, $9 million may be sold under the Agreement subject to the registration statement relating to the amendment becoming effective.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 2003, the Company has paid approximately $2.2 million in royalty payments.

As of March 31, 2003, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $55.3 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

The Company anticipates it will spend approximately $1,000,000 on property and equipment in 2003.

As of March 31, 2003, the Company had available net operating loss carryforwards of approximately $69 million to offset its future U.S. taxable income.

In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2003 and December 31, 2002, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $24 and $23 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations - Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

Net sales increased by approximately $3,029,000 from approximately $577,000 million in 2002 compared to $3,606,000 in 2003. Sales of Crinone® accounted for approximately $2.1 million in 2003 as compared to approximately $0 in 2002. In April 2001, the Company requested its licensee, Serono, to voluntarily recall a number of batches of Crinone®. The Company resumed sales of Crinone® to Serono in May 2002. Sales of the product Replens were approximately $428,000 in 2003 as compared to $364,000 in 2002. New products introduced since the first quarter of 2002, accounted for approximately $730,000 of the 2003 net sales.

Gross profit as a percentage of net sales was 53% in 2003 as compared to negative 65% in 2002. The 53% gross profit percentage in 2003 was the result of the reintroduction of Crinone® sales and the launches of Prochieve™ 8%, Prochieve™ 4% and Rephresh™. The cost of goods sold for the Prochieve™ products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products is equal to the Company’s cost of goods and the Company receives a royalty on sales by Lil’ Drug Store Products. The negative 65% gross profit percentage in 2002 resulted from the reduced sales caused by the Crinone® recall and the inability to reduce fixed manufacturing costs.

Selling and distribution expenses increased approximately $3,771,000 in 2003, from approximately $367,000 in 2002 to approximately $4,138,000 in 2003. The commencement of commercialization efforts by the Company in September 2002 accounted for the 2003 increase.

General and administrative expenses increased by approximately $244,000 in 2003 to approximately $1,428,000 in 2003 compared to approximately $1,184,000 in 2002. The increase was the result of increased insurance premiums and the hiring of additional administrative personnel subsequent to the first quarter of 2002.

Research and development expense decreased in 2003 by approximately $307,000 from approximately $1,238,000 in 2002 to $931,000 in 2003. The decrease is primarily related to the costs associated with the Company’s Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter.

Interest expense related to the convertible subordinated note payable totaled approximately $195,000 in 2003 and $189,000 in 2002.

As a result, the net loss for the three months ended March 31, 2003 was $4,704,070 or $(.13) per common share as compared to the net loss for the three months ended March 31, 2002 of $3,380,943 or $(.10) per common share.

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

Item 4.  Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, the Company licensed rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ™” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million, which has been fully paid, to cover out of pocket costs resulting from the recall.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

A.

Exhibits

10.42	—	Separation and Consulting Agreement dated April 15, 2003, between the Company and William J. Bologna.

99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.

Reports on Form 8-K

On March 11, 2003, the Company filed a form 8-K in which it reported its results of operations for the fourth quarter and year ended December 31, 2002.

On April 16, 2003, the Company filed a form 8-K in which it attached a copy of a Company press release dated April 15, 2003, titled “William Bologna To Step Down As Chairman of Columbia Laboratories.”

On May 12, 2003, the Company filed a form 8-K in which it reported the sale of 510,204 shares of its common stock to Biotech Value Plus, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.
/s/ DAVID L. WEINBERG

DAVID L. WEINBERG, Vice President- Finance and Administration, Chief Financial Officer
DATE: May 14, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ FRED WILKINSON

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ DAVID L. WEINBERG

David L. Weinberg Chief Financial Officer

Exhibit Index

Ex #	Exhibit Description

10.42	Separation and Consulting Agreement dated April 15, 2003, between the Company and William J. Bologna.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.