Form 10-Q
period 2003-06-30
COLUMBIA LABORATORIES INC
filed 2003-08-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 1, 2003: 39,305,706

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$6,908,362	$5,018,365
Accounts receivable, net	4,421,658	2,198,181
Inventories	2,734,820	2,325,210
Prepaid expenses	541,817	825,833
Loans receivable, related party	—	211,122

Total current assets	14,606,657	10,578,711
Property and equipment, net	964,678	872,435
Intangible assets, net	1,018,335	1,163,341
Other assets	139,785	151,820

TOTAL ASSETS	$16,729,455	$12,766,307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities-
Notes payable—current portion	$—	$586,667
Accounts payable	3,804,685	3,489,118
Accrued expenses	4,296,219	1,785,606

Total current liabilities	8,100,904	5,861,391

Notes payable—long-term	10,000,000	10,000,000
Deferred revenue	4,221,367	3,949,859
Other long-term liabilities	8,081,663	1,350,000

TOTAL LIABILITIES	30,403,934	21,161,250

Stockholders’ equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 and 1,130 shares issued and outstanding in 2003 and 2002, respectively	1	11
Series C Convertible Preferred Stock, 3,500 and 3,750 shares issued and outstanding in 2003 and 2002	35	38
Common stock, $.01 par value; 100,000,000 authorized 36,333,305 and 35,453,722 shares issued and outstanding in 2003 and 2002, respectively	363,333	354,537
Capital in excess of par value	130,366,714	126,664,805
Accumulated deficit	(144,567,873)	(135,497,195)
Accumulated other comprehensive income	163,311	82,861

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(13,674,479)	(8,394,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$16,729,455	$12,766,307

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
NET SALES	$8,525,346	$3,031,960	$4,919,800	$2,455,149
COST OF GOODS SOLD	3,814,715	1,853,030	2,137,367	901,748

Gross profit (loss)	4,710,631	1,178,930	2,782,433	1,553,401

OPERATING EXPENSES:
Selling and distribution	8,541,471	836,292	4,578,865	469,242
General and administrative	2,980,288	2,275,516	1,552,472	1,091,586
Research and development	1,589,998	2,317,629	658,887	1,079,264
Litigation settlement expense	—	3,960,000	—	3,960,000
Product recall costs	—	(449,489)	—	(449,489)

Total operating expenses	13,111,757	8,939,948	6,790,224	6,150,603

Loss from operations	(8,401,126)	(7,761,018)	(4,007,791)	(4,597,202)

OTHER INCOME (EXPENSE):
Interest income	11,448	21,689	2,459	11,192
Interest expense	(725,215)	(405,998)	(355,532)	(217,159)
Other, net	44,215	(91,114)	(5,744)	(52,329)

	(669,552)	(475,423)	(358,817)	(258,296)

Net loss	$(9,070,678)	$(8,236,441)	$(4,366,608)	$(4,855,498)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.26)	$(0.25)	$(0.12)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	35,619,030	33,498,703	35,782,522	34,034,705

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
NET LOSS	$(9,070,678)	$(8,236,441)	$(4,366,608)	$(4,855,498)
Other comprehensive income (loss):
Foreign currency translation, net of tax	80,450	50,722	58,248	62,631

Comprehensive loss	$(8,990,228)	$(8,185,719)	$(4,308,360)	$(4,792,867)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,070,678)	$(8,236,441)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	247,025	330,547
Provision for doubtful accounts	30,350	—
Provision for returns and allowances	90,072	40,000
Writedown of inventories	143,240	—
Interest amortization of PharmaBio Development	341,690	—
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(2,343,899)	(2,005,457)
Inventories	(552,850)	(646,865)
Prepaid expenses	284,016	(477,307)
Loans receivable, related parties	17,885	(6,327)
Other assets	12,035	20,710
Increase (decrease) in:
Accounts payable	315,567	1,283,957
Accrued expenses	704,795	(504,281)
Deferred revenue	271,508	—

Net cash used in operating activities	(9,509,244)	(10,201,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(192,891)	(544,643)

Net cash used in investing activities	(192,891)	(544,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,467,364	6,462,067
Exercise of options and warrants	1,530,313
Issuance of note payable	—	3,960,000
Payment of note payable	(586,667)	(220,000)
Proceeds from PharmaBio Development	8,250,000	—
Payments to PharmaBio Development	(54,209)	—
Dividends paid	(93,750)	(93,750)

Net cash provided by financing activities	11,513,051	10,108,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH	79,081	48,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,889,997	(589,735)
CASH AND CASH EQUIVALENTS, Beginning of period	5,018,365	4,060,836

CASH AND CASH EQUIVALENTS, End of period	$6,908,362	$3,471,101

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan repaid with common stock	$193,237	$—

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

Prior-year financial statements have been reclassified to conform to the 2003 presentations.

(2)  INVENTORIES:

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Finished goods	$1,907,517	$1,564,136
Raw materials	827,303	761,074

	$2,734,820	$2,325,210

(3)  NOTES PAYABLE:

Notes payable consist of:

	June 30, 2003	December 31, 2002
7.125% convertible subordinated note payable—due March 2005	$10,000,000	$10,000,000
9.00% note payable—payable in monthly installments (a)	—	586,667

	10,000,000	10,586,667
Less: current portion	—	(586,667)

	$10,000,000	$10,000,000

(a) Promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9% per annum. Principal and interest was to be paid in equal monthly installments of $220,000 of principal plus accrued interest commencing June 15, 2002. Pursuant to the note, the Company was obligated to pay down the note by an amount equal to one-third of the proceeds from the sale by the Company of its equity securities. In addition to the monthly payments, the Company paid $1,833,333 in August 2002 (one-third of the $5,500,000 raised by the Company through the sale of its common stock on July 31, 2002). The payment was applied in reverse order of payments due. At June 30, 2003, the note has been fully paid.

(4)  SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products, medical devices and cosmetics. The following table shows selected unaudited information by geographic area:

	Net Sales	Loss from Operations	Identifiable Assets
As of and for the six months ended June 30, 2003-
United States	$4,627,546	$(9,003,953)	$9,295,152
Europe	3,897,800	602,827	7,434,303

	$8,525,346	$(8,401,126)	$16,729,455

As of and for the six months ended June 30, 2002-
United States	$2,233,873	$(1,826,536)	$5,340,203
Europe	798,087	(5,934,482)	5,922,094

	$3,031,960	$(7,761,018)	$11,262,297

As of and for the three months ended June 30, 2003-
United States	$3,186,194	$(4,490,997)
Europe	1,733,606	483,206

	$4,919,800	$(4,007,791)

As of and for the three months ended June 30, 2002-
United States	$1,936,268	$1,137
Europe	518,881	(4,598,339)

	$2,455,149	$(4,597,202)

(5)  LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net loss	($9,070,678)	($8,236,441)	$(4,366,608)	$(4,855,498)
Less: Preferred stock dividends	(93,750)	(93,750)	(46,875)	(46,875)

Net loss applicable to common stock	($9,164,428)	($8,330,191)	$(4,413,483)	$(4,902,373)

Basic and diluted:
Weighted average number of common shares outstanding	35,619,030	34,498,703	35,782,522	34,034,705

Basic and diluted net loss per common share	$(0.26)	$(0.24)	$(0.12)	$(0.14)

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

(7)  PRODUCT RECALL:

On April 5, 2001, the Company announced that it had requested its licensee, Serono, to voluntarily recall a number of batches of Crinone. The Company estimated that the direct out-of-pocket costs related to the recall would cost approximately $1.5 million, which was recorded in the first quarter of 2001. As a result of the settlement of the litigation described in Note 6, the Company’s original estimate of the expenses necessary to complete the product recall exceeded the actual expense by approximately $449,000. This amount is shown as a reduction in 2002 Operating Expenses in the Condensed Consolidated Statement of Operations.

(8)  RELATED PARTY TRANSACTIONS:

During 1993, the Company loaned an individual, who was an officer, director and stockholder of the Company, an aggregate of $110,350. These notes, which bore interest at 10% per annum and which were due on or before December 7, 1997, were subsequently extended through December 7, 1999. On June 30, 2003, the notes and accrued interest totaling $216,639 were paid in full by transferring to the Company, Columbia stock valued at $193,237 and $23,402 in cash.

(9)  AGREEMENTS WITH QUINTILES TRANSNATIONAL CORP.:

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. The costs of the sales representatives are included in selling and distribution expenses. In a second agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing in the third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received through December 31, 2002 and June 30, 2003, as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $210,142 was recorded as interest expense in the six months ended June 30, 2003. As of December 31, 2002 and June 30, 2003, $900,000 and $811,858, respectively, are recorded as current liabilities and included in accrued expenses and $1,350,000 and $3,844,075, respectively, are recorded as other long-term liabilities in the accompanying condensed Consolidated Balance Sheets.

On March 5, 2003, the Company and Quintiles announced an agreement to commercialize Columbia’s Striant™ testosterone buccal bioadhesive product in the United States. Under the terms of the agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of approximately 75 sales representatives for two-and-a-half years. The costs of the sales representatives will be included in selling and distribution expenses. Quintiles’ strategic investment group, PharmaBio Development, also agreed to pay $15 million to Columbia over a 15-month period commencing with the signing of the agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received through June 30, 2003, as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $131,548 was recorded as interest expense in the six months ended June 30, 2003. The Company has received $6 million through June 30, 2003 and $1,893,960 is recorded as a current liability and included in accrued expenses and $4,237,588 is recorded as a long-term liability in the accompanying condensed Consolidated Balance Sheet.

(10)  STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the six and three month periods ended June 30, 2003 and 2002 would have been as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(9,070,678)	$(8,236,441)	$(4,366,608)	$(4,855,498)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(971,457)	(1,236,381)	(499,764)	(624,966)

Pro forma net loss	$(10,042,135)	$(9,472,822)	$(4,866,372)	$(5,480,464)

Loss per share—basic and diluted
As reported	$(0.26)	$(0.25)	$(0.12)	$(0.14)

Pro forma	$(0.28)	$(0.29)	$(0.14)	$(0.16)

(11)  CAPITAL TRANSACTION:

On May 9, 2003, the Company sold 510,204 shares of its common stock to an institutional investor at a price of $4.90 per share. Gross proceeds amounted to $2,500,000.

(12)  SUBSEQUENT EVENT:

On July 23, 2003, the Company sold 2,244,783 shares of its common stock to a group of institutional investors at a price of $11.70 per share. The price per share represented a negotiated discount to the market price and gross proceeds amounted to $26,263,961.

Item 2.	Management’sDiscussion And Analysis Of Financial Condition And Results Of Operations

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

Accounting For PharmaBio Development Agreements.    On July 31, 2002, Quintiles Transnational Corp. strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing in the third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received through December 31, 2002 and June 30, 2003, as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $210,142 was recorded as interest expense in the six months ended June 30, 2003. As of December 31, 2002 and June 30, 2003, $900,000 and $811,858, respectively, are recorded as current liabilities and included in accrued expenses and $1,350,000 and $3,844,075, respectively, are recorded as other long-term liabilities in the accompanying condensed Consolidated Balance Sheets. On March 5, 2003, PharmaBio Development, also agreed to pay $15 million to Columbia over a 15-month period commencing with the signing of the agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received through June 30, 2003, as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $131,548 was recorded as interest expense in the six months ended June 30, 2003. The Company has received $6 million through June 30, 2003 and $1,893,960 is recorded as a current liability and included in accrued expenses and $4,237,588 is recorded as a long-term liability in the accompanying condensed Consolidated Balance Sheet. The accounting for these agreements have been included in this section because of their significance to the Company.

Liquidity and Capital Resources

Cash and cash equivalents increased from $5,018,365 at December 31, 2002 to $6,908,362 at June 30, 2003. During the period, the Company used $9,509,244 for operating activities. During the period, the Company spent $192,891 on property and equipment and paid off $586,667 of the note payable to Serono. The Company also paid $ 93,750 for dividends to holders of its Series C preferred stock. On May 9, 2002, the Company sold 510,204 shares (at $4.90 per share), of its Common Stock to Biotech Value Plus Ltd. The price represented a negotiated discount to the market price and gross proceeds were $2,500,000. The Company received $8,250,000 from PharmaBio Development pursuant to two agreements involving future paybacks based on U.S. sales of the Company’s products. A total of $9,000,000 in three equal installments will be received from PharmaBio by the Company over the third and fourth quarters of 2003 and the first quarter of 2004. The Company also received $1,530,313 from the exercise of outstanding stock options and warrants.

On July 23, 2003, the Company sold 2,244,783 shares of its common stock to a group of institutional investors at a price of $11.70 per share. The price per share represented a negotiated discount to the market price and gross proceeds amounted to $26,263,961.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company issued and sold $6.5 million and $1.0 million of its Common Stock to Acqua Wellington in 2002 and 2001, respectively. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At August 1, 2003, $9 million may be sold under the Agreement subject to the registration statement relating to the amendment becoming effective.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 2003, the Company has paid approximately $2.3 million in royalty payments.

As of June 30, 2003, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $54.1 million of additional capital. There can be no assurance that any options or warrants will be exercised.

The Company anticipates it will spend approximately $1,000,000 on property and equipment in 2003.

In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2003 and December 31, 2002, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $25 and $23 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations—Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

Net sales increased by approximately $5,493,000 from approximately $3,032,000 in 2002 to approximately $8,525,000 in 2003. Sales of Crinone® accounted for approximately $3,909,000 million in 2003 as compared to approximately $1,709,000 in 2002. In April 2001, the Company requested its licensee, Serono, to voluntarily recall a number of batches of Crinone®. The Company resumed sales of Crinone® to Serono in May 2002. Sales of the product Replens were approximately $1,408,000 in 2003 as compared to $659,000 in 2002. New products introduced since the second quarter of 2002, accounted for approximately $2,356,000 of the 2003 net sales.

Gross profit as a percentage of net sales was 55% in 2003 as compared to 39% in 2002. The 55% gross profit percentage in 2003 was the result of the reintroduction of Crinone® sales and the launches of Prochieve™ 8%, Prochieve™ 4% and Rephresh™ since the second quarter of 2002. The cost of goods sold for the Prochieve™ products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products is equal to the Company’s cost of goods and the Company receives a royalty on sales by Lil’ Drug Store Products. The 39% gross profit percentage in 2002 resulted from the reduced sales caused by the Crinone® recall and the inability to reduce fixed manufacturing costs.

Selling and distribution expenses increased approximately $7,705,000 in 2003, from approximately $836,000 in 2002 to approximately $8,541,000 in 2003. The commencement of sales of Prochieve™ 8% to trade customers by the Company and the promotion of this product, RepHresh™ and Advantage-S® to physicians, in September 2002, and the subsequent introduction of Prochieve™ 4% in 2003 accounted for the 2003 increase. Included in the 2003 expenses were sales force costs of approximately $4,033,000 and product marketing expenses of approximately $3,199,000. Additionally, the company has incurred $398,000 in salary expense in 2003.

General and administrative expenses increased by approximately $704,000 in 2003 to approximately $2,980,000 in 2003 compared to approximately $2,276,000 in 2002. The higher costs in 2003 were the result of increases in insurance premiums ($197,000), patent and other legal fees ($175,000) and the hiring of additional administrative personnel subsequent to the second quarter of 2002 ($209,000).

Research and development expense decreased in 2003 by approximately $728,000 from approximately $2,318,000 in 2002 to $1,590,000 in 2003. The decrease is primarily related to the costs associated with the Company’s Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter.

Litigation settlement expense in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

Product recall costs in 2002 represents the reversal of the unused estimate of the Company’s direct out-of-pocket costs related to the voluntary recall of Crinone, which was accrued in the first quarter of 2001.

Interest expense increased by approximately $319,000 from approximately $406,000 in 2002 to approximately $725,000 in 2003, primarily as a result of expensing as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable, totaled approximately $356,000 in 2003 and 2002.

As a result, the net loss for the six months ended June 30, 2003 was $9,070,678 or $(.26) per common share as compared to the net loss for the six months ended June 30, 2002 of $8,236,441 or $(.25) per common share.

Results of Operations—Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

Net sales increased by approximately $2,465,000 from approximately $2,455,000 in 2002 to approximately $4,920,000 in 2003. Sales of Crinone® accounted for approximately $1,850,000 million in 2003 as compared to approximately $1,709,000 in 2002. Sales of the product Replens were approximately $980,000 in 2003 as compared to $295,000 in 2002. New products introduced since the second quarter of 2002, accounted for approximately $1,626,000 of the 2003 net sales.

Gross profit as a percentage of net sales was 57% in 2003 as compared to 63% in 2002. The 57% gross profit percentage in 2003 was the result of the reintroduction of Crinone® sales and the launches of Prochieve™ 8%, Prochieve™ 4% and Rephresh™ since the second quarter of 2002. The cost of goods sold for the Prochieve™ products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products is equal to the Company’s cost of goods and the Company receives a royalty on sales by Lil’ Drug Store Products.

Selling and distribution expenses increased approximately $4,110,000 in 2003, from approximately $469,000 in 2002 to approximately $4,579,000 in 2003. The commencement of sales of Prochieve™ 8% to trade customers by the Company and the promotion of this product, RepHresh™ and Advantage-S® to physicians, in September 2002, and the subsequent introduction of Prochieve™ 4% in 2003 accounted for the 2003 increase. Included in the 2003 expenses were sales force costs of approximately $1,970,000 and product marketing expenses of approximately $1,923,000. Additionally, the company has incurred $227,000 in salary expense in 2003.

General and administrative expenses increased by approximately $460,000 in 2003 to approximately $1,552,000 in 2003 compared to approximately $1,092,000 in 2002. The higher costs in 2003 were the result of increases in insurance premiums ($107,000), patent and other legal fees ($326,000) and the hiring of additional administrative personnel subsequent to the second quarter of 2002 ($64,000).

Research and development expense decreased in 2003 by approximately $420,000 from approximately $1,079,000 in 2002 to $659,000 in 2003. The decrease is primarily related to the costs associated with the Company’s Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter.

Litigation settlement expense in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

Product recall costs in 2002 represents the reversal of the unused estimate of the Company’s direct out-of-pocket costs related to the voluntary recall of Crinone, which was accrued in the first quarter of 2001.

Interest expense increased by approximately $139,000 from approximately $217,000 in 2002 to approximately $356,000 in 2003, primarily as a result of expensing as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable, totaled approximately $178,000 in 2003 and 2002.

As a result, the net loss for the three months ended June 30, 2003 was $4,366,608 or $(.12) per common share as compared to the net loss for the three months ended June 30, 2002 of $4,855,498 or $(.14) per common share.

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

PART II—OTHER INFORMATION

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

The 2003 annual meeting of shareholders was held on May 15, 2003 for the purpose of electing seven directors. James J. Apostolakis, Jean Carvais, M.D., Max Link, Ph.D., Denis O’Donnell, M.D., Selwyn Oskowitz, M.D., Robert Strauss and Fred Wilkinson were all elected, with each nominee receiving at least 30,910,657 votes out of a possible 35,453722 votes. Also approved by a majority of those voting was a proposal to ratify the selection of Goldstein Golub Kessler LLP as independent auditor for the current year.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

A.    Exhibits

10.43	—License and Supply Agreement dated May 27, 2003, between the Company and Mipharm S.p.A.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.    Reports on Form 8-K

On April 16, 2003, the Company filed a form 8-K in which it reported that William Bologna had resigned from his position as chief science officer, effective immediately, and would step down as chairman of the Company’s board of directors effective May 15, 2003.

On May 12, 2003, the Company filed a form 8-K in which it reported the sale of 510,204 shares of its common stock to Biotech Value Plus, Ltd.

On June 20, 2003, the Company filed a form 8-K in which it reported the approval by the U.S. FDA of Striant, a new treatment form for men with a deficiency or absence of testosterone.

On July 25, 2003, the Company filed a form 8-K in which it reported the sale of 2,244,783 shares of its common stock at a price of $11.70 to a group of institutional investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer

DATE: August 14, 2003

Exhibit Index

Exhibit No.	Description

10.43	— License and Supply Agreement dated May 27, 2003, between the Company and Mipharm S.p.A.

31.1	— Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2	— Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

1