Form 10-Q
period 2003-09-30
COLUMBIA LABORATORIES INC
filed 2003-11-14
CIK 821995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.

(Exact name of Company as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway
Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

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

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 1, 2003: 39,659,381

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$34,877,241	$5,018,365
Accounts receivable, net	9,268,908	2,198,181
Inventories	2,451,628	2,325,210
Prepaid expenses	855,906	825,833
Loans receivable, related party	—	211,122

Total current assets	47,453,683	10,578,711

Property and equipment, net	1,671,994	872,435
Intangible assets, net	945,834	1,163,341
Other assets	139,244	151,820

TOTAL ASSETS	$50,210,755	$12,766,307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities-
Notes payable - current portion	$—	$586,667
Accounts payable	6,451,963	3,489,118
Accrued expenses	5,905,691	1,785,606

Total current liabilities	12,357,654	5,861,391
Notes payable - long-term	10,000,000	10,000,000
Deferred revenue	4,050,492	3,949,859
Other long-term liabilities	10,131,123	1,350,000

TOTAL LIABILITIES	36,539,269	21,161,250

Stockholders’ equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 and 1,130 shares issued and outstanding in 2003 and 2002, respectively	1	11
Series C Convertible Preferred Stock, 3,500 and 3,750 shares issued and outstanding in 2003 and 2002	35	38
Common stock, $.01 par value; 100,000,000 authorized 39,579,203 and 35,453,722 shares issued and outstanding in 2003 and 2002, respectively	395,792	354,537
Capital in excess of par value	161,937,424	126,664,805
Accumulated deficit	(148,822,420)	(135,497,195)
Accumulated other comprehensive income	160,654	82,861

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	13,671,486	(8,394,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$50,210,755	$12,766,307

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
NET SALES	$17,289,303	$7,072,494	$8,763,957	$4,040,534

COST OF GOODS SOLD	6,838,074	3,769,402	3,023,359	1,916,372

Gross profit (loss)	10,451,229	3,303,092	5,740,598	2,124,162

OPERATING EXPENSES:
Selling and distribution	16,012,352	2,221,096	7,470,881	1,384,804
General and administrative	4,471,313	3,507,664	1,491,025	1,232,148
Research and development	2,198,883	3,457,346	608,885	1,139,717
Litigation settlement expense	—	3,960,000	—	—
Product recall costs	—	(449,489)	—	—

Total operating expenses	22,682,548	12,696,617	9,570,791	3,756,669

Loss from operations	(12,231,319)	(9,393,525)	(3,830,193)	(1,632,507)

OTHER INCOME (EXPENSE):
Interest income	65,836	33,814	54,388	12,125
Interest expense	(1,242,750)	(643,445)	(517,535)	(237,447)
Other, net	83,008	(112,474)	38,793	(21,360)

	(1,093,906)	(722,105)	(424,354)	(246,682)

Net loss	$(13,325,225)	$(10,115,630)	$(4,254,547)	$(1,879,189)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.37)	$(0.30)	$(0.11)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	36,689,369	34,034,284	38,795,145	35,087,980

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
NET LOSS	$(13,325,225)	$(10,115,630)	$(4,254,547)	$(1,879,189)
Other comprehensive income (loss):
Foreign currency translation, net of tax	77,793	78,635	(2,657)	27,913

Comprehensive loss	$(13,247,432)	$(10,036,995)	$(4,257,204)	$(1,851,276)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,325,225)	$(10,115,630)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	431,241	455,365
Provision for doubtful accounts	80,350	—
Provision for returns and allowances	340,241	258,548
Writedown of inventories	227,760	81,029
Interest amortization of PharmaBio Development	670,384
Issuance of warrants for consulting services	96,152	—
Loss on disposal of fixed assets		6384
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(7,491,318)	(3,942,367)
Inventories	(354,178)	(1,219,387)
Prepaid expenses	(30,073)	(803,719)
Loans receivable, related parties	17,885	(8,276)
Other assets	12,576	91,740
Increase (decrease) in:
Accounts payable	2,962,845	1,142,038
Accrued expenses	1,166,440	802,562
Deferred revenue	100,633	—

Net cash used in operating activities	(15,094,287)	(13,251,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,012,072)	(771,785)

Net cash used in investing activities	(1,012,072)	(771,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	28,817,455	11,962,067
Exercise of options and warrants	6,730,990	—
Issuance of note payable	—	3,960,000
Payment of note payable	(586,667)	(2,713,334)
Proceeds from PharmaBio Development	11,250,000	1,125,000
Payments to PharmaBio Development	(185,616)	—
Dividends paid	(137,500)	(140,625)

Net cash provided by financing activities	45,888,662	14,193,108

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2003	2002
EFFECT OF EXCHANGE RATE CHANGES ON CASH	76,573	76,098

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,858,876	245,708

CASH AND CASH EQUIVALENTS, Beginning of period	5,018,365	4,060,836

CASH AND CASH EQUIVALENTS, End of period	$34,877,241	$4,306,544

CASH INVESTING AND FINANCING ACTIVITIES
Third party loan repaid with common stock	$193,273	$—

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

Prior-year financial statements have been reclassified to conform to the 2003 presentations.

(2) INVENTORIES:

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Finished goods	$1,465,464	$1,564,136
Raw materials	986,164	761,074

	$2,451,628	$2,325,210

(3) NOTES PAYABLE:

Notes payable consist of:

	September 30, 2003	December 31, 2002
7.125% convertible subordinated note payable - due March 2005	$10,000,000	$10,000,000
9.00% note payable - payable in monthly installments (a)	—	586,667

	10,000,000	10,586,667
Less: current portion	—	(586,667)

	$10,000,000	$10,000,000

(a) Promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9% per annum. Principal and interest was to be paid in equal monthly installments of $220,000 of principal plus accrued interest commencing June 15, 2002. Pursuant to the note, the Company was obligated to pay down the note by an amount equal to one-third of the proceeds from the sale by the Company of its equity securities. In addition to the monthly payments, the Company paid $1,833,333 in August 2002 (one-third of the $5,500,000 raised by the Company through the sale of its common stock on July 31, 2002). The payment was applied in reverse order of payments due. At September 30, 2003, the note has been fully paid.

(4) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products, medical devices and cosmetics. The following table shows selected unaudited information by geographic area:

	Net Sales	Loss from Operations	Identifiable Assets
As of and for the nine months ended September 30, 2003-
United States	$11,326,663	$(12,562,996)	$40,634,780
Europe	5,962,640	331,677	9,575,975

	$17,289,303	$(12,231,319)	$50,210,755

As of and for the nine months ended September 30, 2002-
United States	$4,931,670	$(2,977,387)	$8,493,699
Europe	2,140,824	(6,416,138)	6,167,037

	$7,072,494	$(9,393,525)	$14,660,736

As of and for the three months ended September 30, 2003-
United States	$6,699,117	$(3,559,043)
Europe	2,064,840	(271,150)

	$8,763,957	$(3,830,193)

As of and for the three months ended September 30, 2002-
United States	$3,011,987	$(1,150,851)
Europe	1,028,547	(481,656)

	$4,040,534	$(1,632,507)

(5) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(13,325,225)	$(10,115,630)	$(4,254,547)	$(1,879,189)
Less: Preferred stock dividends	(137,500)	(140,625)	(43,750)	(46,875)

Net loss applicable to common stock	$(13,462,725)	$(10,256,255)	$(4,298,297)	$(1,926,064)

Basic and diluted:
Weighted average number of common shares outstanding	36,689,369	34,034,284	38,795,145	35,087,980

Basic and diluted net loss per common share	$(0.37)	$(0.30)	$(0.11)	$(0.05)

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

(9) AGREEMENTS WITH QUINTILES TRANSNATIONAL CORP.:

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. The costs of the sales representatives are included in selling and distribution expenses. In a second agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing in the third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received through December 31, 2002 and September 30, 2003, as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $352,038 and $141,896 respectively, was recorded as interest expense for the nine months and three months ended September 30, 2003. As of December 31, 2002 and September 30, 2003, $900,000 and $1,154,185, respectively, are recorded as current liabilities and included in accrued expenses and $1,350,000 and $3,512,237, respectively, are recorded as other long-term liabilities in the accompanying condensed Consolidated Balance Sheets.

On March 5, 2003, the Company and Quintiles announced an agreement to commercialize Columbia’s Striant™ testosterone buccal bioadhesive product in the United States. Under the terms of the agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of approximately 75 sales representatives for two-and-a-half years. The costs of the sales representatives will be included in selling and distribution expenses. Quintiles’ strategic investment group, PharmaBio Development, also agreed to pay $15 million to Columbia over a 15-month period commencing with the signing of the agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received through September 30, 2003, as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $318,346 and $186,798, respectively, was recorded as interest expense for the nine months and three months ended September 30, 2003. The Company has received $9.0 million through September 30, 2003 and $2,699,460 is recorded as a current liability and included in accrued expenses and $6,618,886 is recorded as a long-term liability in the accompanying condensed Consolidated Balance Sheet.

(10) STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the nine and three month periods ended September 30, 2003 and 2002 would have been as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(13,325,225)	$(10,115,630)	$(4,254,547)	$(1,879,189)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,495,679)	(1,875,799)	(524,223)	(639,458)

Pro forma net loss	$(14,820,904)	$(11,991,429)	$(4,778,770)	$(2,518,647)

Loss per share - basic and diluted
As reported	$(0.37)	$(0.30)	$(0.11)	$(0.05)

Pro forma	$(0.41)	$(0.35)	$(0.12)	$(0.07)

(11): CAPITAL TRANSACTIONS:

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

Accounting For PharmaBio Development Agreements. On July 31, 2002, Quintiles Transnational Corp. strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing in the third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received through December 31, 2002 and September 30, 2003, as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $352,038 and $141,896 respectively, was recorded as interest expense for the nine months and three months ended September 30, 2003. As of December 31, 2002 and September 30, 2003, $900,000 and $1,154,185, respectively, are recorded as current liabilities and included in accrued expenses and $1,350,000 and $3,512,237, respectively, are recorded as other long-term liabilities in the accompanying condensed Consolidated Balance Sheets. On March 5, 2003, PharmaBio Development, also agreed to pay $15 million to Columbia over a 15-month period commencing with the signing of the agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments will commence with the launch of Striant and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received through September 30, 2003, as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $318,346 and $186,798, respectively, was recorded as interest expense for the nine months and three months ended September 30, 2003. The Company has received $9.0 million through September 30, 2003 and $2,699,460 is recorded as a current liability and included in accrued expenses and $6,618,886 is recorded as a long-term liability in the accompanying condensed Consolidated Balance Sheet. The accounting treatment for these agreements has been included in this section because of their significance to the Company.

Liquidity and Capital Resources

Cash and cash equivalents increased from $5,018,365 at December 31, 2002 to $34,877,241 at September 30, 2003. During the period, the Company used $15,094,287 for operating activities. During the period, the Company spent $1,012,072 for property and equipment and paid off $586,667 of the note payable to Serono. The Company also paid $137,500 for dividends to holders of its Series C preferred stock and $185,616 for royalties payable to PharmaBio Development. On July 23, 2003, the Company sold 2,244,783 shares of its common stock to a group of institutional investors at a price of $11.70 per share. The price per share represented a negotiated discount to the market price and gross proceeds amounted to $26,263,961. On May 9, 2002, the Company sold 510,204 shares (at $4.90 per share), of its Common Stock to Biotech Value Plus Ltd. The price represented a negotiated discount to the market price and gross proceeds were $2,500,000. The Company received $11,250,000 from PharmaBio Development pursuant to two agreements involving future paybacks based on U.S. sales of the Company’s products. A total of $6,000,000 in two equal installments will be received from PharmaBio by the Company over the fourth quarter of 2003 and the first quarter of 2004. The Company also received $6,730,990 from the exercise of outstanding stock options and warrants.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company issued and sold $6.5 million and $1.0 million of its Common Stock to Acqua Wellington in 2002 and 2001, respectively. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At November 1, 2003, $9 million may be sold under the Agreement subject to the registration statement relating to the amendment becoming effective.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 2003, the Company has paid approximately $2.5 million in royalty payments.

As of September 30, 2003, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $48.5 million of additional capital. However, there can be no assurance that any options or warrants will be exercised.

The Company anticipates it will spend approximately $1,200,000 on property and equipment in 2003.

In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 2003 and December 31, 2002, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $29 and $23 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations - Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

Net sales increased by approximately $10,217,000 from approximately $7,072,000 in 2002 to approximately $17,289,000 in 2003. Sales of products to wholesalers and chain drugstores were $7,440,000 in 2003 versus $3,008,000 in 2002. Sales to the Company’s marketing partners were $8,531,000 in 2003 versus $3,415,000 in 2002. Total licensing fee income, product development fee income and royalty income was $1,318,000 in 2003 versus $649,000 in 2002.

Gross profit as a percentage of net sales was 60% in 2003 as compared to 47% in 2002. The 60% gross profit percentage in 2003 was the result of the reintroduction of Crinone® in the second quarter of 2002 and the launches of Prochieve® 8% in the third quarter of 2002, RepHresh® in the fourth quarter of 2002, Prochieve® 4% in the first quarter of 2003 and Striant™ in the third quarter of 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products is equal to the Company’s cost of goods and the Company receives a royalty on sales by Lil’ Drug Store Products. The 47% gross profit percentage in 2002 resulted from the reduced sales caused by the Crinone® recall and the inability to reduce fixed manufacturing costs.

Selling and distribution expenses increased approximately $13,791,000 in 2003, from approximately $2,221,000 in 2002 to approximately $16,012,000 in 2003. The commencement of sales of Prochieve® 8% to trade customers by the Company and the promotion of this product and Advantage-S® to physicians, in September 2002, and the subsequent introduction of Prochieve® 4%, RepHresh® and Striant™ in 2003 accounted for the 2003 increase. Included in the 2003 expenses were sales force costs of approximately $8,431,000, product marketing expenses of approximately $5,181,000 and salary costs of approximately $971,000. Expenses in 2002 included approximately $250,000 in sales force costs, approximately $563,000 in product marketing expenses and approximately $207,000 in salary costs.

General and administrative expenses increased by approximately $964,000 in 2003 to approximately $4,471,000 in 2003 compared to approximately $3,507,000 in 2002. The higher costs in 2003 were the result of increases in insurance premiums ($337,000), patent and other legal fees ($196,000) and the hiring of additional administrative personnel subsequent to the third quarter of 2002 ($246,000).

Research and development expense decreased in 2003 by approximately $1,258,000 from approximately $3,457,000 in 2002 to approximately $2,199,000 in 2003. The decrease is primarily related to the costs associated with the Company’s Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter.

Litigation settlement expense in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

Product recall costs in 2002 represents the reversal of the unused estimate of the Company’s direct out-of-pocket costs related to the voluntary recall of Crinone, which was accrued in the first quarter of 2001.

Interest expense increased by approximately $600,000 from approximately $643,000 in 2002 to approximately $1,243,000 in 2003, primarily as a result of expensing as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable, totaled approximately $534,000 in 2003 and 2002.

As a result, the net loss for the nine months ended September 30, 2003 was $13,325,225 or $(.37) per common share as compared to the net loss for the nine months ended September 30, 2002 of $10,115,630 or $(.30) per common share.

Results of Operations - Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

Net sales increased by approximately $4,723,000 from approximately $4,041,000 in 2002 to approximately $8,764,000 in 2003. Sales of products to wholesalers and chain drugstores were $5,076,000 in 2003 versus $2,752,000 in 2002. Sales to the Company’s marketing partners were $3,214,000 in 2003 versus $1,048,000 in 2002. Total licensing fee income, product development fee income and royalty income was $474,000 in 2003 versus $241,000 in 2002.

Gross profit as a percentage of net sales was 66% in 2003 as compared to 53% in 2002. The 66% gross profit percentage in 2003 was the result of the reintroduction of Crinone® in the second quarter of 2002 and the launches of Prochieve® 8% in the third quarter of 2002, RepHresh® in the fourth quarter of 2002, Prochieve® 4% in the first quarter of 2003 and Striant™ in the third quarter of 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products is equal to the Company’s cost of goods and the Company receives a royalty on sales by Lil’ Drug Store Products.

Selling and distribution expenses increased approximately $6,086,000 in 2003, from approximately $1,385,000 in 2002 to approximately $7,471,000 in 2003. The commencement of sales of Prochieve® 8% to trade customers by the Company and the promotion of this product and Advantage-S® to physicians, in September 2002, and the subsequent introduction of Prochieve® 4%, RepHresh® and Striant™ in 2003 accounted for the 2003 increase. Included in the 2003 expenses were sales force costs of approximately $4,398,000, product marketing expenses of approximately $1,982,000 and salary costs of approximately $443,000. Expenses in 2002 included approximately $250,000 in sales force costs, approximately $563,000 in product marketing expenses and approximately $100,000 in salary costs.

General and administrative expenses increased by approximately $259,000 in 2003 to approximately $1,491,000 in 2003 compared to approximately $1,232,000 in 2002. The higher costs in 2003 were the result of increases in insurance premiums ($110,000), patent and other legal fees ($21,000) and the hiring of additional administrative personnel subsequent to the third quarter of 2002 ($37,000).

Research and development expense decreased in 2003 by approximately $531,000 from approximately $1,140,000 in 2002 to $609,000 in 2003. The decrease is primarily related to the costs associated with the Company’s Phase III trials for its male testosterone product which started to conclude in the 2002 first quarter.

Interest expense increased by approximately $280,000 from approximately $237,000 in 2002 to approximately $517,000 in 2003, primarily as a result of expensing as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable, totaled approximately $178,000 in 2003 and 2002.

As a result, the net loss for the three months ended September 30, 2003 was $4,254,547 or $(.11) per common share as compared to the net loss for the three months ended September 30, 2002 of $1,879,189 or $(.15) per common share.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.	Reports on Form 8-K

On July 25, 2003, the Company filed a form 8-K in which it reported the sale of 2,244,783 shares of its common stock at a price of $11.70 to a group of institutional investors.

On August 7, 2003, the Company filed a form 8-K in reported the issuance of a press release setting forth the Company’s second-quarter and six-month results of operations for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/S/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President-
Finance and Chief Financial Officer

DATE: November 14, 2003