Form 10-K
period 2003-12-31
COLUMBIA LABORATORIES INC
filed 2004-03-15
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 1-10352

COLUMBIA LABORATORIES, INC.

(Exact name of Company as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (973) 994-3999

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	Nasdaq National Market
(Title of each class)	(Name of exchange where registered)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

The aggregate market value of Columbia Laboratories, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of March 1, 2004: $235,601,016.

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 1, 2004: 39,751, 934.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange and mail it to shareholders on or before April 12, 2004.

Index to Annual Report on Form 10-K

Year Ended December 31, 2003

*	Items 11, 12, 13, 14 and portions of Item 10 are incorporated by reference to the 2004 Proxy Statement

PART I

Item 1. Business

General Description of Business

Columbia Laboratories, Inc. (the “Company”) was incorporated as a Delaware corporation in December 1986. The Company is dedicated to research and development and commercialization of women’s health care and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company has developed products for vaginal delivery of hormones and other drugs and buccal delivery of hormones and peptides. The vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. Both forms provide sustained and controlled delivery of active drug ingredients into the bloodstream. This delivery system is particularly useful for active drug ingredients that cannot be administered orally.

All formulated products utilize the Bioadhesive Delivery System (“BDS”) consisting principally of a polymer, polycarbophil, and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces and to mucous membranes. The polymer remains attached to epithelial surfaces and/or the membranes and is discharged upon normal cell turnover, a physiological process which, depending upon the area of the body, occurs every 12 to 72 hours. This extended period of attachment permits the BDS to be utilized in products when extended duration of effectiveness is desirable or required.

The Company has focused on women’s health care because of the significant number of women whose health and hygiene needs have not been met by available products and because the Company has found vaginal delivery to be particularly effective. The Company has also found buccal delivery to be advantageous for products for both men and women. The Company intends to continue to develop products that improve the delivery of previously approved and marketed drugs that cannot be delivered orally.

The Company’s principal executive offices are located at 354 Eisenhower Parkway, Livingston, New Jersey 07039, and its telephone number is (973) 994-3999. The Company’s subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. (“Columbia Bermuda”), Columbia Laboratories (France) SA (“Columbia France”), which is in the process of being closed, Columbia Laboratories (UK) Limited (“Columbia UK”) and Columbia Research Laboratories, Inc. (“Columbia Research”).

The Company’s website is http://www.columbialabs.com. The Company makes its SEC filings available on its website. The Company will provide electronic or paper copies of its filings free of charge upon request. Information contained on the Company’s website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Financial Information About Segments

The Company is currently engaged solely in one business segment — the development, licensing and sale of pharmaceutical products, medical devices, and cosmetics. See footnote 10 to the consolidated financial statements for information on foreign operations.

Products

Crinone®/Prochieve® (progesterone gel). Crinone is the brand name of the Company’s progesterone gel sold by Ares Trading S.A. under a worldwide license. Prochieve is the brand name of the same progesterone gel sold by the Company in the United States under a June, 2002, sublicense from Ares Trading S.A pursuant to its worldwide license to Crinone. The product is a sustained release, vaginally delivered, natural progesterone product. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation. Studies have also found prophylactic progestogen administration to be effective in reducing the incidence of preterm birth. The American College of Obstetricians and Gynecologists’ (ACOG) Committee on Obstetric Practice has issued an opinion stating that progesterone may be used as treatment to help prevent preterm birth in women with a history of delivering prematurely.

Crinone/Prochieve utilizes the Company’s patented BDS which enables the progesterone to achieve a “First Uterine Pass Effect”©. The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of progesterone seen with orally-delivered synthetic progestins.

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

Outside the U.S., Crinone has been approved for marketing for one or more medical indications in more than 28 countries. The medical indications include progesterone supplementation or replacement as part of an ART treatment for infertile women, the treatment of secondary amenorrhea, the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”), the reduction of symptoms of premenstrual syndrome (“PMS”), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding. Prochieve is not marketed outside the U.S.

In April 2001, the Company initiated a voluntary recall of batches of Crinone that were affected by a drug application problem that could cause the consistency of the gel to change over time. Investigations confirmed that the problem with the affected batches posed no safety risk to patients and that the active ingredient of the product was still effective. In connection with the recall, the Company halted further shipments of Crinone to its distributor, Ares Trading S.A. (“Serono”), pending the Company’s revalidation of the manufacturing process. In August 2001, Serono filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, Columbia sublicensed rights to market a second brand of its 8% and 4% progesterone gel products under the brand name, Prochieve, to a defined audience of obstetricians, gynecologists and primary care physicians in the U.S. Serono agreed not to market Crinone to that audience and the Company agreed not to market Prochieve to fertility specialists in the U.S.

Striant® testosterone buccal system. Striant is approved in the U.S. for hypogonadism. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Symptoms related to hypogonadism include diminished interest in sex, impotence, reduced lean body mass, decreased bone density, mood depression, fatigue and loss of energy. Striant is applied to gum tissue above the incisor teeth and releases testosterone for absorption across the oral mucosa as the product gradually hydrates. Striant allows for the slow release and absorption of testosterone through gum and cheek surfaces that are in contact with the product. One dose twice a day, in the morning and in the evening, maintains consistent physiologic levels of testosterone. It is estimated that hypogonadism affects between four and five million men in the United States, approximately one million of whom currently receive treatment.

Advantage-S® Bioadhesive Contraceptive Gel. Advantage-S, the Company’s female contraceptive gel utilizes the BDS with the active ingredient nonoxynol-9 and has been marketed in the U.S. by the Company since July 1998 pursuant to FDA’s ongoing review of over-the-counter drug products (including nonoxynol-9 spermicidal products). Among Advantage-S benefits is that it utilizes the Company’s BDS, which enables the nonoxynol-9 to adhere to the cervix and permits formulation of the product with the lowest dose of nonoxynol-9 of all products on the market. The product is also sold in Canada by a licensee under the brand name, Advantage-24.

Replens® Vaginal Moisturizer. Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store Products, Inc. under which the Company continues to receive royalties of 10% of U.S. Replens sales. The Company has licensed and supplies Replens to other pharmaceutical companies in certain countries outside the U.S.

RepHresh® Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. RepHresh works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. RepHresh uses the Company’s BDS and adheres to the epithelial cells of the vaginal lining for 3 days. It is available in convenient pre-filled disposable applicators. RepHresh is also sold by a licensee in Italy under the brand name Miphil.

Other Products. The Company also marketed Advanced Formula Legatrin PM®, until April 2000, for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin® GCM Formula™, which nutritionally supports healthy joint function; Vaporizer in a Bottle®, a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb®, a pediatric antidiarrheal product. These products do not utilize the Bioadhesive Delivery System. In May 2000, the Company licensed these products to Lil’ Drug Store Products, Inc. Under the terms of these agreements, the Company receives license fees equal to 20% of the licensee’s net sales. These agreements each have five-year terms with provisions for renewal and contain options that allow for the acquisition of the products by the licensee. On December 29, 2000, Lil’ Drug Store purchased Vaporizer in a Bottle for $201,800. The production and sale of Diasorb was discontinued during the first half of 2003.

Sales Force. In July 2002, the Company concluded an agreement with Innovex LP, an affiliate of Quintiles Transnational Corp. Under the terms of agreement, Innovex, provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products, i.e., Prochieve 8%, Prochieve 4%, Advantage-S, and RepHresh Vaginal Gel in the U.S. The sales force was recruited and trained in August and September 2002, and began in October, 2002, to call on a targeted list of approximately 8,000 obstetricians and gynecologists to encourage prescriptions and product recommendations for Prochieve 8%, Advantage-S, and RepHresh Vaginal Gel. The sales force began sales efforts for Prochieve 4% in April, 2003. In March 2003, the Company concluded a second agreement with Innovex LP, to commercialize Striant in the United States. Under the terms of the agreement, Innovex LP, provided a dedicated team of 67 additional sales representatives for a two-and-a-half year term. The new sales representatives were recruited in June 2003 and were trained on the Company’s women’s healthcare products in July 2003 and began calling on obstetricians and gynecologists. The entire sales force of 122 sales representatives and 13 managers was trained on Striant in September 2003, and added endocrinologists, urologists and certain primary healthcare doctors to their call lists. In January 2004, the Company and Innovex restructured the existing sales force. The restructured sales force is made up of nine Columbia district managers and 80 sales representatives divided evenly between Columbia and Innovex. Under the terms of this restructuring, Innovex transferred responsibility for management of the sales force to Columbia, but continues to provide half the sales representatives. Effective immediately, Columbia took responsibility for all field sales management, all sales force support and one-half of the field sales representatives. Columbia will take full responsibility for the remaining sales representatives by October 2005.

Research and Development

The Company expended $3.3 million in 2003, $5.4 million in 2002 and $7.1 million in 2001 on research and development activities. The expenditures are primarily the result of costs associated with contracting for, supervising and administering the development and clinical studies of Striant and the delivery of peptides utilizing the BDS. These studies are now coordinated from the Company’s headquarters in New Jersey. The Company cannot predict whether it will be successful in the development of the products listed below or any other products.

Striant®. On December 3, 2002, the Company announced a submission for marketing approval to the United Kingdom Medicines Control Agency for Striant. Under current regulations, approval of Striant in the U.K is anticipated in the first half of 2004. Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. In October, 2002, the Company executed a license and supply agreement for Striant with Ardana Bioscience, Ltd., Edinburgh, UK, for eighteen European countries (excluding Italy). Under the terms of the agreement, Ardana will market, distribute and sell Striant. In exchange for these rights, the Company will receive total payments of $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Additional milestone payments totaling $2 million are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement. In May, 2003, the Company executed a license and supply agreement for Striant with Mipharm, S.p.A., Milan, Italy, for Italy. Under the terms of the agreement, Mipharm will market, distribute and sell Striant in Italy. In exchange for these rights, the Company will receive total payments of $1.4 million, including $350,000 in signature fees. Additional milestone payments totaling $250,000 are due upon marketing approvals in the United Kingdom and Italy. (Initial regulatory approval of the UK application will be the basis for a mutual recognition application in Italy.) Mipharm will provide additional payments to Columbia on unit sales of the product during the term of the agreement. Performance payments of $800,000 are also due upon achievement of certain levels of sales. Mipharm is Columbia’s primary manufacturing site for most of the Company’s worldwide requirements for Striant under a May 2002 non-exclusive supply agreement.

Terbutaline Vaginal Gel. In December, 2002, the Company announced a development and license agreement with Ardana Bioscience, Ltd., for the Company’s terbutaline vaginal gel product for development for the treatment of infertility, dysmenorrhea and endometriosis. The Company received a payment of $250,000 upon signing of the agreement, and will receive an additional $250,000 upon successful completion of the Phase II clinical trial, which are expected to be completed in the first half of 2004. Under the terms of the agreement, if the Phase II trial is successful, the companies will work together to progress the product through clinical trials and applications for regulatory approvals. The Company will have the right to market the product in North America and Ardana will have rights focused in Europe. The parties would share equally in proceeds from licensing and distribution of the product in the rest of the world.

Lidocaine Vaginal Gel. Lidocaine vaginal gel utilizes our BDS and is designed as a potential treatment for dysmenorrhea and gynecologic pain. We have completed the development work on this product and a critical trial in Europe. Results from this trial, which were announced on February 5, 2004, will guide the Phase III program. Trial results showed that lidocaine vaginal gel reduced the frequency of uterine contractions, as well as the intensity and frequency of uterine pain. We believe that this product will offer a new and novel approach to treating women who suffer from these painful conditions.

Testosterone Vaginal Gel. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. Vaginal gel and vaginal tablet forms have been developed, both of which provide multiple dosing advantages. A preliminary clinical plan, with a focus on reduction in fibroids as well as general testosterone replacement is under review by our clinical advisors. We plan to move this project into a more active stage in 2004.

Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of the peptide, desmopressin, using the Company’s progressive hydration buccal technology for extended periods of time. Based on these positive results, the Company has initiated partnering discussions related to a desmopressin buccal tablet.

Licensing and Development Agreements

In May 1995, the Company entered into a worldwide, except for South Africa, license and supply agreement with American Home Products Corporation, now Wyeth, (“Wyeth”) for its Wyeth-Ayerst Laboratories division to market Crinone. The Company agreed to supply Crinone at a price equal to 30% of Wyeth’s net selling price. In July,

1999, Wyeth assigned the license and supply agreement to Ares Trading, S.A., (“Serono”). In June, 2002, the license and supply agreement was amended and restated and a marketing sublicense was granted to the Company permitting the Company to sell progesterone gel under a second brand name, Prochieve, to the non-infertility specialist market in the U.S. Under the marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of its net sales to the non-infertilty specialist market. The Company is obligated to pay Serono an additional royalty of 40% of Prochieve’s net sales to the infertility specialist market. Conversely, Serono is obligated to pay the Company an additional royalty of 40% of Crinone net sales to the non-infertility specialist market in the U.S.

In March 1999, the Company entered into a license and supply agreement with Mipharm SpA (“Mipharm”) under which Mipharm will be the exclusive marketer of the Company’s women’s healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Mipharm currently sells two licensed products in Italy.

In October 2002, the Company and Ardana Bioscience, Ltd. entered into a license and supply agreement (described above) for Striant the Company’s testosterone product in eighteen European countries (excluding Italy).

In December 2002, the Company and Ardana Bioscience, Ltd. executed a development and license agreement (described above) for the Company’s terbutaline vaginal gel product.

In May 2003, the Company and Mipharm S.p.A. entered into a license and supply agreement (described above), under which Mipharm will market, distribute and sell Striant in Italy. Mipharm is the manufacturer for Striant under a May 2002 agreement.

Financial Agreements

On July 31, 2002, PharmaBio Development, an affiliate of Quintiles Transnational Corp. agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%.

On March 5, 2003, Columbia Laboratories, Inc. and PharmaBio Development enterted into a second agreement under which PharmaBio Development, will pay $15 million to Columbia over a 15-month period commencing with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received through December 31, 2003, as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%.

Patents, Trademarks and Protection of Proprietary Information

The Company purchased the patents underlying the Bioadhesive Delivery System from Bio-Mimetics, Inc. (“Bio-Mimetics”). The basic patent that covers the Bioadhesive Delivery System was issued in the United States in 1986 and by the European Patent Office in 1992. The Company has the exclusive right to the use of the Bioadhesive Delivery System subject to certain third party licenses issued by Bio-Mimetics that have been assigned to the Company and certain restrictions on the assignment of the patents. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

During 2003, there were two patents granted to the Company. The first patent was for the use of progestin therapy for maintaining amenorrhea. The second patent was for the bioadhesive progressive hydration tablet.

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

The Company has filed “Replens”, “Advantage 24”, “Advantage-S”, “Advantage-LA”, “Crinone”, “Prochieve”, “RepHresh” “RepHresh Vaginal Gel”, “Striant”, “Striant SR” and “Chronodyne” as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks. The Company believes marks with pending applications will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks.

The Company also relies on confidentiality and nondisclosure agreements. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Manufacturing

Crinone®, Prochieve®, Advantage-S®, RepHresh® and Replens® are manufactured and packaged by third-party manufacturers in Europe. Striant is manufactured in Italy by Mipharm S.p.A..

Medical grade, cross-linked polycarbophil, the polymer used in the Company’s products utilizing the Bioadhesive Delivery System, is currently available from only one supplier, Noveon, Inc. (“Noveon”). The Company believes that Noveon will supply as much of the material as the Company may require because the Company’s products rank among the highest value-added uses of the polymer. There can be no assurance that Noveon will continue to supply the product. In the event that Noveon cannot or will not supply enough of the product to satisfy the Company’s needs, the Company will be required to seek alternative sources of polycarbophil. There can be no assurance that an alternative source of polycarbophil can be obtained.

All of the other raw materials used by the Company for its products utilizing the BDS are available from several sources.

Sales of Products

The Company is currently restructuring its full-time 90 person sales force and contracts with a third party to provide the Company with approximately 40 of its 80 sales representatives. The sales force calls on OB/GYN’s, endocrinologists, urologists and certain primary healthcare physicians and educates the doctors and other healthcare professionals in their offices on the benefits of Striant, Prochieve, Advantage-S and RepHresh. The Company utilizes four employees to make calls on the Company’s trade customers on behalf of Striant and Prochieve and utilizes approximately 20 drug manufacturers’ representative firms to make calls on the Company’s trade customers on behalf of Advantage-S and RepHresh. The manufacturers’ representatives receive commissions based on sales of those two products made within their respective territories. The Company’s direct customers are drug wholesalers and chain drug stores.

Sales

The following table sets forth the percentage of the Company’s consolidated net sales by product, for each product accounting for 5% or more of consolidated net sales in any of the three years ended December 31, 2003

	2003	2002	2001
Crinone	34%	38%	29%
Prochieve	26%	37%	0%
Striant	13%	0%	0%
Replens	16%	13%	25%
Advantage-S	1%	2%	11%
Other Products, Licensing and Royalty Income	10%	10%	35%

	100%	100%	100%

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:

	2003	2002	2001
Ares-Serono	$8,655,947	$3,878,513	$527,723
Lil’ Drug Store Products, Inc.	3,281,034	1,356,343	1,106,758
Cardinal Healthcare	3,296,865	1,624,556	—
McKesson	2,890,998	489,585	—
Amerisource Bergen	447,455	599,028	—
ANDA, Inc.	—	623,808	—
All others (none over 5%)	3,842,729	846,716	519,373

	$22,415,028	$9,418,549	$2,153,854

Competition

The Company has both entered into strategic alliance agreements for the marketing of its women’s health care products and is marketing the products itself, but there can be no assurance that the Company or its partners will have the ability to compete successfully. The Company’s success is dependent in part on the marketing efforts of its strategic alliance partners, over which the Company has limited ability to influence, and its own efforts, that also rely upon its contract sales force. The markets that the Company and its strategic alliance partners operate in or intend to enter are characterized by intense competition. The Company and its partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. In addition, numerous companies are developing or, in the future, may develop enhanced delivery systems and products competitive with the Company’s present and proposed products. Some of the Company’s and its partners’ competitors possess greater financial, research and technical resources than the Company or its partners. Moreover, these companies may possess greater marketing capabilities than the Company or its partners, including the resources to implement extensive advertising campaigns.

Crinone®/Prochieve®, although a natural progesterone product, competes in markets with other progestins, both synthetic and natural, which may be delivered orally, by injections or by suppositories. Some of the more successful orally dosed products include Provera® marketed by Pfizer, Prometrium® marketed by Solvay, Prempro® and Premphase® marketed by Wyeth. Advantage-S® and RepHresh® also compete against numerous products in their respective categories of spermicidal contraceptives and feminine hygiene products. Striant® competes against other testosterone products that can be delivered by injections, transdermal patches and transdermal gels. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc. and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc.

Government Regulation

The Company is subject to both the applicable regulatory provisions of the FDA in the United States and the applicable regulatory agencies in those foreign countries where its products are manufactured and/or distributed.

In the United States, manufacturers of pharmaceutical products are subject to extensive regulation by various Federal and state governmental entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA, which is the principal regulatory authority in the United States for such products, has the power to seize adulterated or misbranded products and unapproved new drugs, to require their recall from the market, to enjoin further manufacture or sale and to publicize certain facts concerning a product. As a result of FDA regulations, pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and cash expenditures. The manufacturing of the Company’s products which are either manufactured and/or sold in the United States, is subject to current Good Manufacturing Practices prescribed by the FDA. The advertising of over-the-counter drugs in the United States is subject to the review of the Federal Trade Commission (“FTC”) pursuant to the general authority of the FTC to monitor and prevent unfair or deceptive trade practices.

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

Employees

As of March 1, 2004, the Company had 51 employees, 6 in management, 7 in production, 21 in sales and marketing, and 17 in support functions. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

The Company has an employment agreement with one employee, who is a stockholder of the Company. See “Executive Compensation—Employment Agreement.” The Board of Directors of the Company has adopted both a Form of Indemnification Agreement for Officers and Directors, and a Form of Executive Change of Control Severance Agreement.

Item 2. Properties

As of March 1, 2004, the Company leases the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	12,780	July 2007	$182,000
Paris, France	Administrative office	2,100	August 2004	$ 53,000

Item 3. Legal Proceedings

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending litigation are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, the Company believes that it has adequate reserves or adequate insurance coverage for any unfavorable outcome resulting from these actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth is a list of names, ages, positions held and business experience of the persons serving as executive officers of the Company as of March 1, 2004. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and of Columbia’s directors and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected, except with respect to Mr. Wilkinson’s employment agreement.

James J. Apostolakis (Age 61) has been a director and Vice Chairman of the Company’s Board of Directors since January 1999 and served as President from January 2000 until April 2001. Mr. Apostolakis has been a Managing Director at Poseidon Capital Corporation, an investment banking firm, since February of 1998. Mr. Apostolakis has also served as President of Lexington Shipping & Trading Corporation, a company engaged in shipping operations, since 1973. From 1989 until 1992, Mr. Apostolakis served as a director on the Board of Directors of Grow Group, a paint and specialty chemicals company. From 1982 to 1988, he served as a director for Macmillan, Inc., a publishing and information services company. Mr. Apostolakis received an A.B. in Economics from the University of Pennsylvania in 1962 and an LL.B from Harvard University Law School in 1965.

Meg Coogan (Age 50) joined the Company as Senior Vice President, Marketing and Sales in August 2002. For the previous 10 years Ms. Coogan held various positions within the Interpublic Group of Companies most recently as

President of McCann Healthcare, a pharmaceutical advertising agency. Prior to McCann Healthcare, Ms. Coogan was General Manager of Lowe McAdams. From 1983 to 1988 she held various sales and marketing positions within Ortho-McNeil, a Johnson & Johnson company. Ms. Coogan graduated from Rutgers University.

Michael McGrane (Age 54) joined the Company as Vice President, General Counsel and Secretary in January, 2002. Prior to joining the Company, he served as Vice President, General Counsel and Secretary to The Liposome Company, Inc., a biotechnology company, from 1999 to 2001, and as Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc., from 1997 to 1998. Prior to Novartis, Mr. McGrane held various positions with Sandoz Pharmaceuticals Corporation, including Associate General Counsel. Before joining Sandoz, he was Regulatory Counsel to the U.S. Food and Drug Administration. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Robert S. Mills (Age 51) joined the company as Senior Vice President, Operations, in May, 2001. Prior to joining the company, he served as Senior Vice President, Manufacturing Operations at Watson Pharmaceuticals, from 1996-2001, and as Vice President, Operations at Alpharma, Inc. from 1993-1996. Prior to Alpharma, Mr. Mills held various positions with Aventis, SA, including Director-Plant Operations. Mr. Mills holds a B.S.Degree from Grove City College.

David L. Weinberg (Age 58) has been Vice President—Finance and Administration, Chief Financial Officer and Treasurer of the Company from September 1997 to the present. From September 1997 until January 2002, he also served as Secretary and previously from the inception of the Company until June 1991, he served as Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary. From October 1991 until September 1997, Mr. Weinberg was employed by Transmedia Network Inc., a company specializing in consumer savings programs, where he served in various capacities including Vice President and Chief Financial Officer. From February 1981 until August 1986, Mr. Weinberg worked for Key Pharmaceuticals, Inc., a company engaged in the development, manufacturing, marketing and sales of pharmaceuticals until its sale to Schering-Plough Corporation. Mr. Weinberg served in various capacities including Vice President – Finance, Treasurer and Secretary. Mr. Weinberg received a B.B.A. in Accounting from Hofstra University in 1968.

G. Frederick Wilkinson (Age 48) has been a director of the Company since 2001 and its President and Chief Executive Officer since April 15, 2001 and Chairman of the Board since May 15, 2003. Prior to joining the Company, he served as Chief Operating Officer and Senior Vice President, Sales and Marketing of Watson Pharmaceuticals, Inc. from June 1999. Previously, Mr. Wilkinson was Vice President of Watson Pharmaceuticals, Inc. from July 1997, and Executive Vice President – Sales and Marketing of Watson Laboratories, Inc. from July 1996. Prior to his employment at Watson, Mr. Wilkinson was the President and General Manager of Creighton Pharmaceuticals, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. from 1994 to 1996. Prior to that, he held various marketing management positions at Sandoz from 1980. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics applicable to all Board members, executive officers and all employees.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

The Company’s $.01 par value Common Stock (“Common Stock”) began trading on the NASDAQ National Market System under the symbol CBRX on February 13, 2004. Prior to that date it traded on the American Stock Exchange under the symbol COB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange, as reported on the Composite Tape.

	High	Low
Fiscal Year Ended December 31, 2002

First Quarter	$5.18	$3.10
Second Quarter	6.00	4.07
Third Quarter	5.60	4.06
Fourth Quarter	4.59	2.90

Fiscal Year Ended December 31, 2003

First Quarter	$4.20	$2.76
Second Quarter	11.60	3.93
Third Quarter	16.15	9.80
Fourth Quarter	12.07	4.86

At March 1, 2004, there were 400 shareholders of record of the Company’s Common Stock. The Company estimates that there are approximately 9,500 beneficial owners, 1 shareholders of record of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and 12 shareholders of record of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”).

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At March 1, 2004, $9 million may be sold under the Agreement, subject to the registration statement relating to the extension of the term of the Agreement becoming effective.

During 2003, the Company issued 2,764,612 shares of its common stock to a group of institutional investors, which resulted in the Company receiving $28,805,091 after expenses. Also in 2003, outstanding options and warrants were exercised resulting in the issuance of 1,318,190 shares of common stock and the receipt of $6,994,115 by the Company.

During 2002, the Company issued 2,691,012 shares of its common stock to several institutional investors, which resulted in the Company receiving $11,962,067 after expenses. $6,500,000 of the gross proceeds was received pursuant to the Purchase Agreement with Acqua Wellington.

During 2001, the Company issued 2,146,459 shares of its common stock, which resulted in the Company receiving $8,962,936 after expenses. $1 million of the gross proceeds were received from Acqua Wellington pursuant to the Purchase Agreement.

On March 12, 2002, the Company adopted a Stockholder Rights Plan (“Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company’s common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions.

On March 12, 2001, the Company granted to James Apostolakis warrants to purchase up to an aggregate of 100,000 shares of Common Stock at an exercise price of $5.85 per share. On March 12, 2001, the Company granted to Fred Wilkinson, pursuant to an employment agreement, warrants to purchase up to an aggregate of 350,000 shares of Common Stock at an exercise price of $8.35 per share.

Between January 7, 1999 and February 1, 1999 the Company sold (i) 6,660 shares of Series C Convertible Preferred Stock, convertible into shares of the Company’s Common Stock, par value $.01 (the “Series C Convertible Preferred Stock”), and (ii) warrants to purchase up to an aggregate of 233,100 shares of Common Stock at an exercise price of $3.50 per share (the “Series C Warrants”) for an aggregate purchase price of $6,660,000. The Series C Preferred Stock may be converted into Common Shares at a conversion price equal to the lesser of (i) $3.50 and (ii) 100% of the average of the closing prices of the Common Shares as reported on the exchange upon which they are registered for the three Trading Days immediately preceding the date of conversion. The offer, sale, and delivery of the Series C Preferred Stock was made pursuant to Rule 501 of Regulation D under the Securities Act of 1933.

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

Item 6. Selected Financial Data

The following selected financial data (not covered by the auditor’s report) have been summarized from the Company’s consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

		For the Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data: (000’s except per share data)

Net sales	$22,415	$9,419	$2,154	$13,173	$18,921
Net loss	(21,151)	(16,850)	(15,846)	(2,603)	(2,210)
Loss per common share	(0.57)	(0.50)	(0.51)	(0.09)	(0.09)
Weighted average number of common shares outstanding-diluted	37,440	34,392	31,243	30,235	28,853

Balance Sheet Data: (000’s)

Working capital	$33,690	$4,717	$4,622	$10,936	$3,441
Total assets	42,480	12,766	8,560	15,519	12,988
Note payable	10,000	10,000	10,000	10,000	10,000
Long-term portion of financing agreements	15,747	1,350	—	—	—
Stockholders’ equity (deficiency)	6,087	(8,395)	(3,421)	3,494	(274)

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

History of Losses.

The Company has had a history of losses in each fiscal year since its founding. For the fiscal year ended December 31, 2003, we had a net loss of $21.2 million. Our losses in 2003 were primarily the result of a lack of sales and the costs of the Company’s commercialization activities for the women’s healthcare products and Striant®, including the 135 person sales force under the fee for service agreement with Innovex. If we are unable to successfully market our products, particularly Prochieve® 8% and Striant®, and otherwise increase sales of our products, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.

As of December 31, 2003, we had certain net operating loss carryforwards of approximately $92 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code on or before December 31, 2013. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

Marketing Efforts.

We have entered into agreements with other companies for the distribution and marketing of Crinone® and some of our over-the-counter products in the U.S, and several foreign countries, and we promote Prochieve®, RepHresh®, Advantage-S®, and Striant® on our own behalf in the U.S. Our success is dependent to a great extent on costly marketing efforts by us and of our distribution and marketing partners. Our failure to successfully market our products could have a material adverse effect on our cash flow.

As previously disclosed, we entered into an agreements with Innovex to identify, hire, help train and deploy a full time, 135-person sales force to sell Prochieve®, Advantage-S® and RepHresh® to a targeted list of obstetricians and gynecologists in the United States, and to sell Striant® to a target list of urologists, endocrinologists and primary care physicians in the United States. In the first quarter of 2004 we are restructuring the sales force and reducing its size to a 90-person sales force with 80 sales representatives. We cannot assure you that our restructured sales force will be successful in promoting Striant®, Prochieve®, Advantage-S®, and RepHresh®. Also as previously disclosed, in July 2002 and March 2003, we entered into agreements with PharmaBio Development, Inc. under which we received upfront money paid in quarterly installments in exchange for royalty payments on our women’s healthcare products and Striant®, respectively. Royalty payments are owed to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts and the minimum amounts are in excess of the amounts received by us. Our failure to successfully market our products could have a material adverse effect on our ability to pay the minimum amounts to PharmaBio.

Competition.

We and our partners operate in or intend to enter intensely competitive markets. We compete against established pharmaceutical and consumer product companies that market products addressing similar needs. In addition, numerous companies are developing, or in the future may develop, enhanced delivery systems and products that compete with our present and proposed products. Some competitors have greater financial, research and technical resources than we have. These competitors may also have greater marketing capabilities, including the resources to implement extensive advertising campaigns. It is possible that we may not have the resources to withstand these and other competitive forces. As a result, we may not gain, and may lose, market share.

Crinone®/Prochieve®, although a natural progesterone product, competes in markets with other progestins, both synthetic and natural, which may be delivered orally, by injections or by suppositories. Some of the more successful orally dosed products include Provera® marketed by Pfizer, Prometrium® marketed by Solvay Pharmaceuticals, and Prempro® and Premphase® marketed by Wyeth. Advantage-S® and RepHresh® also compete against numerous products in their respective categories of spermicidal contraceptives and feminine hygiene products. Striant® competes against other testosterone products that can be delivered by injections, transdermal patches, and transdermal gels. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc. and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc.

Intellectual Property Rights

Our success and ability to compete is partially dependent on our proprietary technology. We rely primarily on a combination of U.S. patents, trademarks, copyrights, trade secret laws, third-party confidentiality and nondisclosure agreements and other methods to protect our proprietary rights. The steps we take to protect our proprietary rights, however, may not be adequate. Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Moreover, we may not be able or willing, for financial, legal or other reasons, to enforce our rights. To date, we have never been a party to a proprietary rights action.

Even though we have patents covering our Bioadhesive Delivery System, other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the patents of others, we cannot assure you that our technology does not and will not infringe on the patents of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.

We have filed the following as trademarks in countries throughout the world: Advantage-S, Advantage-24, Advantage-LA, Crinone, Chronodyne, Prochieve, Replens, RepHresh, RepHresh Vaginal Gel, Striant, and Striant SR. These trademarks, however, may not afford us adequate protection or we may not have the financial resources to enforce our rights under these trademarks.

Government Regulation

Nearly every aspect of the development, manufacture and commercialization of our pharmaceutical products is subject to time consuming and costly regulation by various governmental entities, including the Food and Drug Administration, the Drug Enforcement Administration, the Federal Trade Commission, state agencies; and regulatory agencies in those foreign countries where our products are manufactured or distributed. Some of our pharmaceutical products are in various stages of development and will require significant research and development efforts before we can sell them. These efforts include extensive clinical testing, during which the products may be found to be ineffective.

We employ various quality control measures in our efforts to ensure that our products conform to their intended specifications and standards proscribed by applicable governmental regulations. However, notwithstanding our efforts, our products or ingredients we purchase from our suppliers for inclusion in our products may contain undetected defects or non-conformities with specifications. Such defects or non-conformities could compel us to recall the affected product, make changes to or restrict distribution of the product or take other remedial actions. The occurrence of such events may harm our relations with, or result in the loss of, customers, injure our reputation, impair market acceptance of our products, harm our financial results and, in certain circumstances, expose us to product liability or other claims.

As in the United States, almost all foreign countries require pre-marketing approval by health regulatory authorities. Requirements for approval differ from country to country and involve different types of testing. There can be substantial delays in obtaining, or failures to obtain, required approvals from regulatory authorities. Even after approvals are obtained, there can be further delays encountered before the products become commercially available. These failures or delays can have material adverse effects on our business and prospects. We have made a submission for marketing approval to the United Kingdom Medicines and Healthcare Products Regulatory Agency for Striant®. Under current regulations, approval of Striant® in the U.K is anticipated in the first quarter of 2004. Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. We can give no assurance that we will be successful in obtaining regulatory approval of Striant in the U.K.

Dependence on a Principal Supplier.

Medical grade, cross-linked polycarbophil, the polymer used in our products using our Bioadhesive Delivery System, is currently available from only one supplier, Noveon, Inc. We believe that Noveon will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer. In the event that Noveon cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms.

Dependence on Third Party Developers and Manufacturers.

We rely on third parties to develop and manufacture our products. These third parties may not be able to satisfy our needs in the future. The failure to develop new products or delays in development of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins and our ability to deliver our products on a timely and competitive basis.

Insurance Coverage and Product Liability Claims.

Due to the nature of our business, we may be exposed to product liability claims by consumers. Although we presently maintain product liability insurance coverage in the amount of $15 million, this may not be sufficient to cover all possible liabilities. An award against us in an amount greater than our insurance coverage could have a material adverse effect on our operations. Some food and drug retailers require us to have a minimum level of product liability insurance coverage before they will purchase or accept our products for retail distribution. Our failure to satisfy insurance requirements could limit our ability to achieve broad retail distribution of our products. This could have a material adverse effect upon our business and financial condition.

Key Employees.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly G. Frederick Wilkinson, our President and Chief Executive Officer. We have entered into an employment agreement with Mr. Wilkinson, which expires in April, 2004. The Board of Directors of the Company has adopted both a Form of Indemnification Agreement for Officers and Directors, and a Form of Executive Change of Control Severance Agreement. The loss of services of these persons could have a material adverse effect on our business and prospects.

Stock Options, Warrants and Other Securities.

As of March 1, 2004, we have 39,751,934 shares of common stock outstanding, of which approximately 37,351,934 shares are freely tradable. Approximately 2,400,000 shares of our common stock are restricted securities, but may be sold pursuant to Rule 144. We also have the following securities outstanding: Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, a subordinated convertible note, warrants, and options. If all of these securities are exercised or converted, an additional 8,488,113 shares of common stock will be outstanding, 8,038,113 of which have been registered under the Securities Act. When issued, these shares will be freely tradable. The exercise and conversion of these securities is likely to dilute the book value per share of our common stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings for use in the development and expansion of our business. In addition, applicable provisions of Delaware law may affect our ability to declare and pay dividends on our common stock and our preferred stock. Accordingly, you should not expect to receive any periodic income from owning our common stock. Any economic gain on your investment will be solely from an appreciation, if any, in the price of the stock.

Anti-takeover Measures.

Columbia Laboratories, Inc. is a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has adopted a Stockholder Rights Plan and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law and our Stockholder Rights Plan could impede a merger, takeover or other business combination involving our company or discourage a potential acquiror from making a tender offer for our common stock. This could reduce the market value of our common stock if investors view these factors as preventing stockholders from receiving a premium for their shares.

Market Risk from Foreign Currency Exchange Rates.

With two operating subsidiaries and third party manufacturers in Europe, economic and political developments in the European Union can have a significant impact on our business. Our Crinone®, Prochieve®, Advantage-S®, RepHresh® and Striant® products are manufactured in Europe. We are exposed to currency fluctuation related to manufacturing our products in Euros and other currencies and selling them in U.S. dollars and other currencies.

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

Accounting For PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio Development, Inc. under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts and because the minimum amounts are in excess of the amount to be received by the Company, the Company has recorded the money received as liabilities. The excess of the minimum to be paid by the Company over the amount received by the Company is being recorded as interest expense over the terms of the agreements.

Liquidity and Capital Resources

Cash and cash equivalents increased from approximately $5,018,000 at December 31, 2002 to approximately $30,966,000 at December 31, 2003. During 2003, the Company received approximately $28,805,000, net of expenses, from the sale of 2,764,612 shares of its common stock, $14,250,000 from the proceeds of the PharmaBio agreements and approximately $6,994,000 from the exercise of options and warrants. During 2003, the Company used approximately $22,476,000 of cash for operating activities, approximately $609,000 for payments to PharmaBio, approximately $587,000 to pay off a note payable, approximately $178,000 for dividends and approximately $358,000 for fixed asset additions. The effect of exchange rate changes increased cash by approximately $107,000.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company issued and sold $6.5 million and $1.0 million of its Common Stock to Acqua Wellington in 2002 and 2001, respectively. The Company and Acqua Wellington have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At March 1, 2004, $9 million may be sold under the Agreement subject to the registration statement relating to the extension of the term of the Agreement becoming effective.

For the fiscal year ended December 31, 2003, the Company had a net loss of $21.2 million, which was primarily the result of a lack of sales and the costs of the Company’s commercialization activities which did not result in anticipated sales. In 2003, the major sources of cash were approximately $28.8 million from the sale of the Company’s common stock to investors, the receipt of approximately $14.2 million from PharmaBio Development and approximately $7.0 million received as the result of the exercise of options and warrants.

In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock. (“Preferred Stock”). The Preferred Stock, sold to twenty-four accredited investors, has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share, and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. If conversion is based on the $3.50 conversion price, conversion may take place after the underlying common stock is registered. If conversion is based on the alternative calculation, conversion cannot take place for fifteen months. The Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 2003, the Company has paid approximately $ 2,600,000 in royalty payments.

As of December 31, 2003, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $ 48.4 million of additional capital. However, there can be no assurance that such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on equipment. The Company anticipates it will spend approximately $500,000 on equipment in 2004.

As of December 31, 2003, the Company had available net operating loss carryforwards of approximately $92 million to offset its potential future U.S. taxable income.

In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2003 and 2002, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $32 million and $23 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations

Net sales increased by approximately 138% in 2003 to approximately $22.4 million as compared to $9.4 million in 2002 and $2.2 million in 2001. Sales of Crinone accounted for approximately $7.7 million in 2003 as compared to approximately $3.6 million in 2002 and approximately $528,000 in 2001. In April 2001, the Company requested its licensee Serono to voluntarily recall a number of batches of Crinone. The Company resumed sales of Crinone to Serono in May 2002. In the 2002 third quarter, the Company began selling Prochieve 8% and in the 2003 first quarter began selling Prochieve 4%. Sales of the Prochieve line of products accounted for approximately $5.8 million in 2003 and approximately $3.5 million in 2002. Sales of the product Replens were approximately $3.6 million in 2003 as compared to $1.2 million and $0.6 million in 2002 and 2001, respectively. In the 2003 third quarter, the Company began selling Striant and 2003 sales approximated $2.9 million.

Gross profit as a percentage of sales increased in 2003 to 56% as compared to 44% in 2002 and a negative 23% in 2001. The 56% gross profit percentage resulted from the introduction of Striant and the increase in Crinone and Prochieve sales. The 44% gross profit percentage in 2002 was the result of the reintroduction of Crinone sales and the launch of Prochieve 8%. Cost of goods sold for Prochieve includes a 30% royalty on net sales. The negative 23% gross profit percentage in 2001 resulted from the reduced sales caused by the Crinone recall and the inability to reduce fixed manufacturing costs.

Selling and distribution expenses were approximately $22.6 million, $6.1 million and $1.1 million in 2003, 2002 and 2001, respectively. Selling and distribution expenses increased by approximately 273% in 2003 compared to 2002 and by 474% in 2002 compared to 2001. The commencement of commercialization efforts by the Company in September 2002 accounted for the increase in both 2003 and 2002. Included in the 2003 expenses were sales force costs of approximately $11,531,000, product marketing expenses of approximately $7,759,000 and salary costs of approximately $1,404,000. Expenses in 2002 included approximately $2,412,000 in sales force costs, approximately $1,614,000 in product marketing expenses and approximately $390,000 in salary costs.

General and administrative expenses increased approximately $1.3 million or 24% to approximately $6.4 million in 2003 from approximately $5.1 million in 2002. The increase resulted from higher insurance costs ($554,000), the hiring of additional administrative personnel ($297,000) and the increase in the cost of non-legal consultants ($261,000). General and administrative expenses increased approximately $881,000 or 21% to approximately $5.1 million in 2002 from approximately $4.3 million in 2001. The increase resulted from higher legal fees ($368,000), higher insurance costs ($112,000), and the hiring of additional administrative personnel ($413,000).

Research and development expenses decreased in 2003 to $3.3 million from $5.4 million in 2002 and $7.1 million in 2001. The completion in 2002 of many of the Striant related studies which had begun in 2000 and 2001 was the primary reason for the decrease in 2003 and 2002.

Litigation settlement expense of $3,960,000 in 2002 represents the amount the Company agreed to pay Ares Trading S.A. to settle the litigation that followed the recall of Crinone in April 2001.

Product recall costs in 2001 in the amount of $1,500,000 represented an estimate of the Company’s direct out-of-pocket costs related to the voluntary recall of Crinone. In 2002, the remaining unused accrual amounting to $449,000 was reversed.

Corporate restructuring expense in 2001, of $1,000,000, represents the costs of closing the Paris office. These costs included employee severance payments and other costs

Interest expense amounted to approximately $1,846,000, $853,000 and $755,000 in 2003, 2002 and 2001, respectively. The 2003 increase in interest expense included $1,085,000 as a result of amortizing as interest expense over the term of the agreements, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts received. Interest expense related to the Company’s convertible subordinated note payable, totaled approximately $713,000 in 2003, 2002 and 2001.

As a result, the net loss for 2003 was $21,151,019 or $0.57 per share as compared to a net loss of $16,849,789 or $0.50 per share in 2002 and a net loss of $15,845,627 or $0.51 per share in 2001.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9 A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

During the fiscal quarter ended December 31, 2003, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls.

PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated by reference to Columbia’s Proxy Statement for its 2004 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to Columbia’s Proxy Statement for its 2004 Annual Meeting of Shareholders. The information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to Columbia’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to Columbia’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to Columbia’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to Columbia’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules, and Reports on Form 8-K

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Reports on Form 8-K

On November 12, 2003, the Company filed a Form 8-K in which it had attached a copy of two Company press releases dated November 12, 2003 the first titled “Columbia Laboratories Reports 2003 Third Quarter Financial Results” and the second titled “Columbia Laboratories Initiates U.S. Study in Pregnant Women at Risk of Preterm Labor”

On December 1, 2003, The Company filed a Form 8-K in which it announced that it had executed a standstill agreement with a shareholder, Perry Corp.

(c) Exhibits

3.1	—	Restated Certificate of Incorporation of the Company, as amended1/

3.2	—	Amended and Restated By-laws of Company10/

4.1	—	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 199910/

4.2	—	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/

4.3	—	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.10/

4.4	—	Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.10/

4.5	—	Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/

4.6	—	Form of Warrant to Purchase Common Stock10/

4.7	—	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999

10.1	—	Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier6/*

10.2	—	Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna6/*

10.3	—	1988 Stock Option Plan, as amended, of the Company4/

10.4	—	1996 Long-term Performance Plan, as amended, of the Company7/

10.5	—	License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19913/

10.6	—	Asset Purchase, License and Option Agreement, dated November 22, 19891/

10.7	—	Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti8/*

10.8	—	License and Supply Agreement for Crinone between Columbia Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 19955/

10.9	—	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier8/*

10.10	—	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna8/*

10.11	—	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti8/*

10.12	—	Convertible Note Purchase Agreement, 7 1/8% Convertible Subordinated Note due March 15, 2005 and Registration Rights Agreement all dated as of March 16, 1998 between the Company and SBC Warburg Dillon Read Inc.9/

10.13	—	Termination Agreement dated as of April 1, 1998 between the Company and the Warner-Lambert Company9/

10.14	—	Addendum to Employment Agreement dated as of October 8, 1998, between the Company and Nicholas A. Buoniconti.10/*

10.15	—	Agreement dated as of December 14, 1998, by and among Columbia Laboratories, Inc., William J. Bologna, Norman M. Meier, James J. Apostolakis, David Ray, Bernard Marden, Anthony R. Campbell, David M. Knott and Knott Partners, L.P.10/

10.16A	—	License and Supply Agreement by an between the Company and MiPharm SpA dated March 5, 199911/

10.16B	—	License and Supply Agreement for Crinone between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999 12/

10.17	—	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 12/*

10.18	—	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 12/*

10.19	—	Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 12/*

10.20	—	Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler 12/*

10.21	—	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 12/

10.22	—	Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/

10.23	—	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/

10.24	—	Distribution Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/

10.25	—	Stock Purchase Agreement, dated January 31, 2001, between the Company and Ridgeway Investment Limited 14/

10.26	—	Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001. 15/

10.27	—	Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson16/*

10.28	—	Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited 17/

10.29	—	Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited 18/

10.30	—	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent19/

10.31†	—	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A.20/

10.32†	—	Amended and Restated Licence and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.20/

10.33†	—	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc.20/

10.34†	—	Master Services Agreement dated July 31, 2002 between the Company and Innovex LP20/

10.35†	—	Stock Purchase Agreement dated July 31, 2002 By and Between Columbia Laboratories, Inc. and PharmaBio Development Inc.20/

10.36†	—	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc.20/

10.37†	—	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited21/

10.38†	—	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited21/

10.39	—	Amendment No. 1 to the Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of January 31, 200321/

10.40†	—	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc.21/

10.41†	—	Sales Force Work Order #8872 pursuant to the Master Services Agreement having an Effective Date of July 31, 2002, between the Company and Innovex LP21/

10.42	—	Separation and Consulting Agreement dated April 15, 2003 between the Company and William J. Bologna22/

10.43†	—	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A.23/

10.44	—	Standstill Agreement dated December 1, 2003 between the Company and Perry Corp.24/

10.45†	—	Amended and Restated Sales Force Work Order #8795 And Termination of Work Order #8872 pursuant to the Master Services Agreement having an effective date of January 26, 2004 between the Company and Innovex25/

10.46	—	Form of Indemnification Agreement for Officers and Directors25/

10.47	—	Form of Executive Change of Control Severance Agreement25/

14	—	Code of Ethics of the Company25/

21	—	Subsidiaries of the Company25/

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company25/

32.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company25/

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.25/

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.25/

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.
1/	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.
2/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
3/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 2, 1992.
4/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
5/	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.
6/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
7/	Incorporated by reference to the Registrant’s Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999
13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.
15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.
16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.
17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.
18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.
19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.
20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002
22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.
23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.
24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.
25/	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 8, 2004	By:	/s/ David L. Weinberg
David L. Weinberg, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Fred Wilkinson Fred Wilkinson	Chairman of the Board of Directors and President and Chief Executive Officer	March 8, 2004

/s/ James J. Apostolakis James J. Apostolakis	Vice Chairman of the Board of Directors	March 4, 2004

/s/ David L. Weinberg David L. Weinberg	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2004

/s/ Jean Carvais Jean Carvais	Director	March 5, 2004

/s/ Max Link Max Link	Director	March 3, 2004

/s/ Denis M. O’Donnell Denis M. O’Donnell	Director	March 10, 2004

/s/ Selwyn P. Oskowitz Selwyn P. Oskowitz	Director	March 10, 2004

/s/ Robert C. Strauss Robert C. Strauss	Director	March 8, 2004

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 13, 2004

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
CURRENT ASSETS:
Cash and cash equivalents, of which $30,273,715 is interest-bearing as of December 31, 2003	$30,965,517	$5,018,365
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $30,000 in 2003 and 2002, respectively	4,780,921	2,198,181
Inventories	2,469,224	2,325,210
Prepaid expenses and other current assets	2,240,920	825,833
Loans receivable, related party	—	211,122

Total current assets	40,456,582	10,578,711

PROPERTY AND EQUIPMENT:
Machinery and equipment	2,151,482	2,268,502
Computer software	445,385	401,356
Office equipment and furniture and fixtures	770,702	535,359

	3,367,569	3,205,217
Less - accumulated depreciation and amortization	(2,405,574)	(2,332,782)

	961,995	872,435

INTANGIBLE ASSETS, net	920,418	1,163,341

OTHER ASSETS	140,654	151,820

TOTAL ASSETS	$42,479,649	$12,766,307

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	2003	2002
CURRENT LIABILITIES:
Note payable - short-term	$—	$586,667
Current portion of financing agreements	1,228,865	900,000
Accounts payable	2,806,236	3,489,118
Accrued expenses	2,731,692	885,606

Total current liabilities	6,766,793	5,861,391

NOTE PAYABLE - long-term	10,000,000	10,000,000
DEFERRED REVENUE	3,879,618	3,949,859
LONG-TERM PORTION OF FINANCING AGREEMENTS	15,746,695	1,350,000

TOTAL LIABILITIES	36,393,106	21,161,250

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 and 1,130 shares issued and outstanding in 2003 and 2002, respectively (liquidation preference of $13,000 at December 31, 2003)	1	11
Series C Convertible Preferred Stock, 3,250 and 3,750 shares issued and outstanding in 2003 and 2002, respectively (liquidation preference of $3,250,000 at December 31, 2003)	32	38
Common stock, $.01 par value; 100,000,000 shares authorized; 39,679,381 and 35,453,722 shares issued and outstanding in 2003 and 2002, respectively	396,794	354,537
Capital in excess of par value	162,146,561	126,664,805
Accumulated deficit	(156,648,214)	(135,497,195)
Accumulated other comprehensive income (loss)	191,369	82,861

Total stockholders’ equity (deficiency)	6,086,543	(8,394,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$42,479,649	$12,766,307

The accompanying notes to consolidated financial statements

are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
NET SALES	$22,415,028	$9,418,549	$2,153,854

COST OF GOODS SOLD	9,782,784	5,228,519	2,658,690

Gross profit	12,632,244	4,190,030	(504,836)

OPERATING EXPENSES:
Selling and distribution	22,570,177	6,053,732	1,054,472
General and administrative	6,376,274	5,135,121	4,254,143
Reseach and development	3,267,966	5,350,156	7,132,720
Litigation settlement expense	—	3,960,000	—
Product recall costs	—	(449,489)	1,500,000
Corporate restructuring expenses	—	—	1,000,000

Total operating expenses	32,214,417	20,049,520	14,941,335

Loss from operations	(19,582,173)	(15,859,490)	(15,446,171)

OTHER INCOME (EXPENSE):
Interest income	134,387	51,844	246,937
Interest expense	(1,846,281)	(852,864)	(755,398)
Other, net	143,048	(189,279)	109,005

	(1,568,846)	(990,299)	(399,456)

Net loss	$(21,151,019)	$(16,849,789)	$(15,845,627)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$0.57	$0.50	0.51

WEIGHED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,440,270	34,392,060	31,243,307

The accompanying notes to consolidated financial statements

are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
NET LOSS	$(21,151,019)	$(16,849,789)	$(15,845,627)

Other comprehensive income:
Foreign curency translation, net of tax	108,508	101,459	18,054

Comprehensive loss	$(21,042,511)	$(16,748,330)	$(15,827,573)

The accompanying notes to consolidated financial statements

are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, January 1, 2001	33	$—	1,630	$16	4,050	$41	30,494,924	$304,949	$105,991,194	$(102,801,779)	$(544)	$3,493,877
Issuance of common stock	—	—	—	—	—	—	2,146,459	21,465	8,962,936	—	—	8,984,401
Options exercised							7,500	75	41,175	—	—	41,250
Warrants exercised	—	—	—	—	—	—	8,557	85	12,165	—	—	12,250
Dividends on preferred stock	—	—	—	—	—	—	—	—	(201,663)	—	—	(201,663)
Fair market value of options granted to non-employees	—	—	—	—	—	—	—	—	112,387	—	—	112,387
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(18,054)	(18,054)
Conversion of preferred stock	(33)	—	—	—	(300)	(3)	94,985	950	(947)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(15,845,627)	—	(15,845,627)

Balance, December 31, 2001	—	—	1,630	16	3,750	38	32,752,425	327,524	114,917,247	(118,647,406)	(18,598)	(3,421,179)
Issuance of common stock	—	—	—	—	0	—	2,691,012	26,910	11,935,156	—		11,962,066
Dividends on preferred stock	—	—	—	—	—	—	—	—	(187,500)	—	—	(187,500)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	101,459	101,459
Conversion of preferred stock	—	—	(500)	(5)	—	—	10,285	103	(98)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(16,849,789)	—	(16,849,789)

Balance, December 31, 2002	—	$—	1,130	$11	3,750	$38	35,453,722	$354,537	$126,664,805	$(135,497,195)	$82,861	$(8,394,943)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2002	—	$—	1,130	$11	3,750	$38	35,453,722	$354,537	$126,664,805	$(135,497,195)	$82,861	$(8,394,943)
Issuance of common stock	—	—	—	—	—	—	2,764,612	27,646	28,777,445	—	—	28,805,091
Options exercised	—	—	—	—	—	—	1,260,268	12,603	6,781,574	—	—	6,794,177
Warrants exercised	—	—	—	—	—	—	57,922	579	199,359	—	—	199,938
Fair market value of options granted to non-employees	—	—	—	—	—	—	—	—	96,152	—	—	96,152
Dividends on preferred stock	—	—	—	—	—	—	—	—	(178,125)	—	—	(178,125)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	108,508	108,508
Conversion of preferred stock	—	—	(1,000)	(10)	(500)	(6)	163,427	1,634	(1,619)	—	—	(1)
Payment of related party loan	—	—	—	—	—	—	(20,570)	(205)	(193,030)	—	—	(193,235)
Net loss	—	—	—	—	—	—	—	—	—	(21,151,019)	—	(21,151,019)

Balance, December 31, 2003	—	$—	130	$1	3,250	$32	39,679,381	$396,794	$162,146,561	$(156,648,214)	$191,369	$6,086,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,151,019)	$(16,849,789)	$(15,845,627)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	513,109	579,412	688,198
Provision for doubtful accounts	133,509	(1,191)	17,000
Provision for returns and allowances	406,000	310,183	368,273
Write-down of inventories	461,648	453,797	166,905
Loss on disposal of fixed assets	—	6,384	27,961
Gain on sale of assets	—	—	—
Interest expense on financing agreements	1,085,073	—	—
Issuance of warrants and options for consulting services	96,152	—	112,387

Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(3,122,249)	(1,695,525)	2,105,880
Inventories	(605,662)	(1,786,554)	(179,620)
Prepaid expenses	(1,415,087)	(287,571)	220,341
Other assets	29,053	(16,032)	195,141

Increase (decrease) in:
Accounts payable	(682,882)	2,858,650	(165,040)
Accrued expenses	1,846,086	(465,129)	220,889
Deferred revenue	(70,241)	3,949,859	(100,000)

Net cash used in operating activities	(22,476,510)	(12,943,506)	(12,167,312)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(Continued)

	2003	2002	2001
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(357,993)	$(808,104)	$(188,602)

Net cash used in investing activities	(357,993)	(808,104)	(188,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	28,805,091	11,962,067	8,984,401
Issuance of note payable	—	3,960,000	—
Payment of note payable	(586,667)	(3,373,333)	—
Proceeds from exercise of options and warrants	6,994,115	—	53,500
Proceeds from financing agreements	14,250,000	2,250,000	—
Payments pursuant to financing agreements	(609,513)	—	—
Dividends paid	(178,125)	(187,500)	(201,663)

Net cash provided by financing activities	48,674,901	14,611,234	8,836,238

EFFECT OF EXCHANGE RATE CHANGES ON CASH	106,754	97,905	(14,195)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,947,152	957,529	(3,533,871)

CASH AND CASH EQUIVALENTS,
Beginning of year	5,018,365	4,060,836	7,594,707

CASH AND CASH EQUIVALENTS,
End of year	$30,965,517	$5,018,365	$4,060,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$761,208	$807,595	$712,500

Taxes paid	$24,800	$93,900	$58,300

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan repaid with common stock	$193,235	$—	$—

The accompanying notes to consolidated financial statements

are an integral part of these statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization-

Columbia Laboratories, Inc. (the “Company”) was incorporated as a Delaware corporation in December 1986. The Company is dedicated to research and development of women’s healthcare and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company is also developing a buccal delivery system for peptides. The Company’s products primarily utilize its patented Bioadhesive Delivery System technology.

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

Foreign Currency-

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of stockholders’ equity.

Accounts Receivable-

Accounts receivable are reported at their outstanding unpaid principal balances reduced by allowances for doubtful accounts and potential returns. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2003	2002
Finished goods	$1,096,785	$1,564,136
Raw materials	1,372,439	761,074

	$2,469,224	$2,325,210

Shipping costs are included in selling and distribution expenses.

Property and Equipment-

Property and equipment is stated at cost less accumulated depreciation. Leasehold improvements are amortized over the life of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

Years
Software	3
Machinery and equipment	5
Furniture and fixtures	5

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

Intangible Assets-

Intangible assets consist of the following:

	December 31,
	2003	2002
Patents	$2,600,000	$2,600,000
Trademarks	1,566,000	1,566,000
Licensing rights	100,000	100,000

	4,266,000	4,266,000
Less accumulated amortization	(3,345,582)	(3,102,659)

	$920,418	$1,163,341

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

Aggregate amortization expense for the year ended December 31, 2003 was $242,923.

Future estimated amortization expense is as follows:

2004	$83,334
2005	81,667
2006	81,667
2007	81,667
2008	81,667

Long-lived Assets-

Following the acquisition of any long-lived assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the long-lived asset may warrant revision or that the remaining balance of the long-lived asset may not be recoverable. When factors indicate that a long-lived asset may be impaired, the Company uses an estimate of the underlying product’s future cash flows, including amounts to be received over the remaining life of the long-lived asset from license fees, royalty income, and related deferred revenue, in measuring whether the long-lived asset is recoverable. Unrecoverable amounts are charged to operations.

Accrued Expenses-

Accrued expenses consist of the following:

	2003	2002
Royalties	$564,582	$205,696
Contract sales force	900,000	—
Marketing costs	399,618	—
Professional fees	196,666	108,629
Interest	207,812	210,273
Salaries	175,370	101,039
Other	287,644	259,969

	$2,731,692	$885,606

Income Taxes-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2003	2002	2001
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in valuation allowance	34.0	34.0	34.0

Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2003, the Company has U.S. tax net operating loss carryforwards of approximately $92 million which expire through 2023. The Company also has unused tax credits of approximately $1,439,000 which expire at various dates through 2023. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2003 and 2002, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $32 million and $23 million, respectively (comprised primarily of a net operating loss carryforward), for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets is not determinable.

Revenue Recognition-

Revenues from the sale of products are recorded at the time title passes from the Company to the customer which is at the time goods are shipped. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the Company’s strategic alliance partners’ sales are included in net sales as sales are recorded by the strategic alliance partners.

License Fees-

License revenue consists of up-front, milestone and similar payments under license agreements and is recognized when earned under the terms of the applicable agreements. Milestone payments represent payments for the occurrence of contract-specified events and coincide with the achievement of a substantive element in a multi-element arrangement (see Note 2). License revenue, including milestone payments, is deferred and recognized in net sales over the estimated product life cycle or the length of relevant patents, whichever is shorter.

Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $6,800,000 in 2003, $1,317,000 in 2002 and $55,000 in 2001.

Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Loss per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is antidilutive. Outstanding options and warrants excluded from the calculation amounted to 6,944,911, 7,704,618 and 7,140,118 at December 31, 2003, 2002 and 2001, respectively.

Statements of Cash Flows-

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-based Compensation-

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans and warrants issued to employees. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of Statement of Financial Accounting Standard No. 123, the Company’s net loss per share would have been increased to the pro forma amounts indicated below.

	2003	2002	2001
Net loss, as reported	$(21,151,019)	$(16,849,789)	$(15,845,627)
Deduct: Total stock-based employee compensation expense determined under-fair-value based methods for all awards	(2,048,636)	(2,522,790)	(3,655,328)

Pro forma net loss	$(23,199,655)	$(19,372,579)	$(19,500,955)

Loss per share: As reported	$(0.57)	$(0.50)	$(0.51)

Pro forma	$(0.62)	$(0.57)	$(0.63)

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option term of five years in 2003 and three years in 2002 and 2001, (iii) a risk-free rate of 4.25% in 2003 and 5.0% in 2002 and 2001 that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 59.2% for 2003, 57.8% for 2002 and 86.4% for 2001 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company’s Common Stock over the exercise price on the date the option is exercised.

The weighted-average fair value of options and warrants granted to employees during 2003, 2002 and 2001 was $3.33, $1.81 and $3.66, respectively.

Product Recall Costs-

Product recall costs represent the direct out-of-pocket costs related to the recall of the product Crinone that took place in April 2001. In 2002, the unused portion of the accrual was reversed.

Corporate Restructuring Expense-

During the second quarter of 2001, the Company’s management decided to close the France office. The Company recorded a restructuring charge for the anticipated costs associated with closing the office consisting of employee severance payments and other costs.

Recent Accounting Pronouncements-

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification of Prior-year Amounts-

Prior-year financial statements have been reclassified to conform to the 2003 presentation.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement, except for South Africa, with American Home Products Corporation (“AHP”) under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone. The Company supplied Crinone to AHP at a price equal to 30% of AHP’s net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company supplies Crinone to Ares Trading S.A. (“Serono”) under the same terms as in the agreement with AHP. In June 2002, as part of the settlement of litigation between the two companies, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve™” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the products. The Company paid approximately $1,526,898 and $985,000 to Serono in accordance with this agreement for the years 2003 and 2002, respectively.

In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company’s previously unlicensed women’s healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Under the terms of the agreement, the Company has received $540,000, net of expenses, and expects to receive future milestone payments as products are made available by the Company.

Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens, to Lil’ Drug Store Products Inc. for a total of $4.5 million cash. Additionally, the purchaser agreed to buy up to $500,000 of Replens inventory from the Company and to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens. Additionally, effective May 5, 2000, the Company licensed its Legatrin PM, Legatrin GCM, Vaporizer in a Bottle and Diasorb brands to the same purchaser mentioned above. Legatrin GCM and Diasorb are no longer sold by Lil’Drug Store Products, Inc. Under the terms of this agreement, the Company receives license fees equal to 20% of the licensee’s net sales of Legatrin PM. This agreement has a five-year term with provisions for renewal and contains options that allow the licensee to acquire these brands from the Company. On December 29, 2000, Lil’ Drug Store Products, Inc. acquired the Vaporizer in a Bottle brand for $201,800.

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. On March 5, 2003, Columbia Laboratories, Inc. and Quintiles Transnational Corp. announced an agreement to commercialize Columbia’s Striant™ testosterone buccal bioadhesive product in the United States. Under the terms of the agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of approximately 75 sales representatives for two-and-a-half years. In January 2004, the Company and Innovex restructured the sales force dedicated to exclusively promoting the Company’s women’s healthcare products and Striant™. The restructured sales force would be made up of nine Columbia district managers as well as 80 sales representatives divided evenly between Columbia and Innovex. Under the terms of this restructuring, Innovex will accelerate the transfer of responsibility for management of the sales force to Columbia, but would continue to provide half the sales representatives. Effective immediately, Columbia would take responsibility for all field sales management, all sales force support and will hire one-half of the field sales representatives. Columbia will take full responsibility for the remaining Sales Representatives by October 2005. The restructuring of the Innovex agreement will have no effect on the product royalty agreements between Columbia and Quintiles’ subsidiary, PharmaBio Development, Inc.

On October 16, 2002, the Company and Ardana Bioscience, Ltd. (“Ardana”) entered into a license and supply agreement for the Company’s Striant™ testosterone buccal mucoadhesive product in 18 European countries (excluding Italy). Under the terms of the agreement, Ardana will market, distribute and sell Striant™. In exchange for the license, the Company will receive total payments of $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. Additional milestone payments totaling $2 million are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement. The agreement shall continue for a period of the later of 10 years from the first commercial sale of the finished product by Ardana or the date of expiration or lapse of the last to expire or lapse Company’s patent rights in the territory, determined on a country by country basis. The Company will recognize the license revenue on this agreement over a 10-year period and accordingly has recognized revenue of $401,681 in 2003 and $50,141 in 2002 in the accompanying consolidated statements of operations. The remaining $3,548,178 is shown as deferred revenue in the accompanying consolidated balance sheets.

In May 2003, the Company and Mipharm S.p.A. entered into an agreement, under which Mipharm will market, distribute and sell Striant™ in Italy. In exchange for these rights, Columbia will receive payments of $1.4 million, including the immediate reimbursement of $350,000 in development costs. A mutual recognition application for marketing in Italy will be filed based on initial regulatory approval of the pending application in the United Kingdom. Mipharm will provide additional performance payments upon achievement of certain levels of sales in Italy, and Columbia will receive a percentage markup on the cost of goods for each unit sold. Mipharm is Columbia’s manufacturer for Striant™ under a May 2002 agreement. The Company will recognize revenue on this agreement over a 132-month period and accordingly has recognized revenue of $18,560 in 2003 in the accompanying consolidated statements of operations. The remaining $331,440 is shown as deferred revenue in the accompanying consolidated balance sheets.

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

(4) NOTES PAYABLE:

Notes payable consist of the following:

	December 31,
	2003	2002
7.125% convertible subordinated note payable—due March 2005	$10,000,000	$10,000,000
9.00% note payable - payable in monthly installments	—	586,667

	10,000,000	10,586,667
Less: current portion	—	(586,667)

	$10,000,000	$10,000,000

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note is subordinate to other senior securities of the Company and bears interest at 7.125% which is payable semiannually on March 15 and September 15. The note is convertible into 662,032 shares of Common Stock at a price equal to $15.105 per share.

As part of the settlement with Serono in June 2002, the Company issued to Serono a promissory note payable in the original amount of $3,960,000 with interest on the unpaid balance at the fixed rate of 9.00% per annum. Principal and interest were paid in equal monthly installments of $220,000 of principal plus accrued interest. Pursuant to the note, the Company was obligated to pay down the note by an amount equal to one-third of the proceeds from the sale by the Company of its equity securities. The Company paid $1,833,333 (one-third of the $5,500,000 raised by the Company through the sale of its Common Stock in July 2002). The payment was applied in reverse order of payments due. The note was paid in full in March 2003.

The carrying amount of the Company’s note payable approximates fair value using the Company’s estimated incremental borrowing rate.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $498,369 was recorded as interest expense for the year ended December 31, 2003. The agreement calls for a catch-up payment, if by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The Company paid PharmaBio $350,351 in 2003.

In an agreement dated March 5, 2003, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $15 million, to be paid in five quarterly installments commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received through December 31, 2003, as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $586,704 was recorded as interest expense for the year ended December 31, 2003. The Company has received $12.0 million through December 31, 2003. The agreement calls for a catch-up payment, if by June 30, 2006, the Company has not made $13,000,000 in royalty payments to PharmaBio. The Company paid PharmaBio $259,162 in 2003.

Liabilities from financing agreements consist of the following:

	December 31,
	2003	2002
July 31, 2002 financing agreement	$4,648,018	$2,250,000
March 5, 2003 financing agreement	12,327,542	—

	16,975,560	2,250,000
Less: current portion	1,228,865	900,000

	$15,746,695	$1,350,000

(6) STOCKHOLDERS’ EQUITY (DEFICIENCY):

Preferred Stock-

In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20.57 shares of Common Stock.

Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of Common Stock into which the preferred stock is convertible.

In April 2002, 500 shares of the Series B Preferred Stock were converted into 10,285 shares of the Common Stock. In June 2003, 1,000 shares of the Series B Preferred Stock were converted into 20,570 shares of the Common Stock.

In January 1999, the Company raised approximately $6.4 million, net of expenses from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, sold to 24 accredited investors, has a stated value of $1,000 per share. The Series C Preferred Stock is convertible into common stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of the Series C Preferred Stock were converted into 142,857 shares of the Common Stock.

On March 12, 2002, the Company adopted a Stockholder Rights Plan (“Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group)

for shares of the Company’s common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions. These rights are deemed to have no value and accordingly have not been recorded in the accompanying financial statements.

Common Stock-

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with an institutional investor to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the two-year term of the Purchase Agreement and at its sole discretion, issue and sell to the institutional investor up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted-average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to the institutional investor, the Company may also, at its sole discretion, grant the institutional investor a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. The Company and the institutional investor have agreed to extend the term of the Agreement until February 6, 2005. All other terms remain the same. At December 31, 2003, $9 million may be sold under the Agreement subject to the filing of a registration relating to the amendment becoming effective.

During 2002, the Company issued 2,691,012 shares of its common stock to several institutional investors, which resulted in the Company receiving $11,962,067 after expenses. $6,500,000 of the gross proceeds was received pursuant to the Purchase Agreement described in the preceding paragraph.

During 2003, the Company issued 2,764,612 shares of its common stock to a group of institutional investors, which resulted in the Company receiving $28,805,091 after expenses. Also in 2003, outstanding options and warrants were exercised resulting in the issuance of 1,318,190 shares of common stock and the receipt of $6,994,115 by the Company.

During 2001, the Company issued 2,146,459 shares of its common stock, which resulted in the Company receiving $8,962,936 after expenses. $1 million of the gross proceeds were received pursuant to the Amended and Restated Common Stock Purchase Agreement described above.

Warrants-

As of December 31, 2003, the Company had warrants outstanding for the purchase of 921,475 shares of Common Stock. Information on outstanding warrants is as follows:

Exercise Price
$3.50	132,475
4.81	200,000
5.85	100,000
7.06	386
7.50	75,000
8.35	350,000

857,861

During 2001, a warrant to purchase 350,000 shares of Common Stock at an exercise price of $8.35 was issued pursuant to an employment agreement with the Company’s new President and Chief Executive Officer. A warrant to purchase 100,000 shares of Common Stock at an exercise price of $5.85 per share was issued to an officer and director of the Company. As of December 31, 2003, 682,861 warrants were exercisable.

Stock Option Plans-

All employees, officers, directors and consultants of the Company or any subsidiary were eligible to participate in the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the “Plan”). Under the Plan, a total of 5,000,000 shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to this Plan.

In October 1996, the Company adopted the 1996 Long-term Performance Plan (“Performance Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. Pursuant to the Performance Plan, an aggregate of 6,000,000 shares of Common Stock have been reserved for issuance.

A summary of the status of the Company’s two stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,783,143	$8.23	6,218,643	$8.69	5,550,143	$9.06
Granted	667,175	6.04	692,500	4.18	761,000	5.94
Exercised	(1,260,268)	5.39	—	—	(7,500)	5.50
Forfeited	(103,000)	8.47	(128,000)	8.67	(85,000)	8.99

Outstanding at end of year	6,087,050	8.57	6,783,143	8.23	6,218,643	8.69

Options exercisable at year end	4,628,000		5,566,943		5,420,043

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$2.97 - $4.00	704,050	8.09	$3.32	173,750	$3.36
$4.06 - $7.90	2,489,000	5.32	5.47	1,700,750	5.38
$8.06 - $12.13	1,707,000	4.22	10.77	1,613,500	10.76
$12.25 - $18.63	1,187,000	3.41	15.04	1,140,000	15.12

$2.97 - $18.63	6,087,050	4.96	8.57	4,628,000	9.58

(7) LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

	2003	2002	2001
Net loss	$(21,151,019)	$(16,849,789)	$(15,845,627)
Less: Preferred stock dividends	(178,125)	(187,500)	(201,663)

Net loss applicable to common stock	$(21,329,144)	$(17,037,289)	$(16,047,290)

Basic and diluted
Weighted-average number of common shares outstanding	37,440,270	34,392,060	31,243,307

Basic and diluted net loss per common share	$(0.57)	$(0.50)	$(0.51)

(8) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2003, 2002 and 2001 totaled $392,222, $323,977 and $450,550, respectively. Future minimum lease payments as of December 31, 2003 are as follows:

2004	278,782
2005	212,128
2006	201,097
2007	125,216

Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to 2% of the net sales of products based on the Bioadhesive Delivery System up to an aggregate amount of $7,500,000. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid.

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

Geographic Area of Operations-

Included in the Company’s Consolidated Balance sheet at December 31, 2003 are the net assets of the Company’s subsidiaries located in Bermuda, France and the United Kingdom that total approximately $9.6 million.

Employment Agreements-

In March 2001, the Company entered into a three-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $450,000 per year plus a minimum 10% bonus. Additionally, the employee was granted options to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $5.85 per share and a warrant to purchase 350,000 shares of the Company’s Common Stock at an exercise price of $8.35 per share. The options and warrants vest ratably over a four-year period.

During 1993, the Company’s stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. No provision was required in 2002 and 2001. In November 2002, the Incentive Compensation Plan was terminated by the Board of Directors.

Legal Proceedings-

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono’s suit against the Company and the Company’s counterclaims against Serono. Under the terms of the settlement, Columbia has rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ™” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million, which was paid in full in March 2003 to cover out of pocket costs resulting from the recall. This amount is shown as litigation settlement expense in Operating Expenses of the Consolidated Statements of Operations.

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

(9) RELATED PARTY TRANSACTIONS:

During 1993, the Company loaned an individual, who was an officer, director and stockholder of the Company, an aggregate of $110,350. These notes, bearing interest at 10% per annum and due on or before December 7, 1997, were subsequently extended through December 7, 1999. On June 30, 2003, the notes and accrued interest totaling $216,637 were paid in full by transferring, to the Company, Columbia stock valued at $193,235 and $23,402 in cash.

(10) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The following table shows selected information by geographic area:

	Net Sales	Loss from Operations	Identifiable Assets
As of and for the year ended December 31, 2003-
United States	$13,573,723	$(20,156,126)	$32,921,720
Europe	8,841,305	573,953	9,557,929

	$22,415,028	$(19,582,173)	$42,479,649

As of and for the year ended December 31, 2002-
United States	$6,458,323	$(8,190,386)	$5,301,288
Europe	2,960,226	(7,669,104)	7,465,019

	$9,418,549	$(15,859,490)	$12,766,307

As of and for the year ended December 31, 2001-
United States	$1,019,187	$(8,748,062)	$5,809,982
Europe	1,134,667	(6,698,109)	2,750,042

	$2,153,854	$(15,446,171)	$8,560,024

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:

	2003	2002	2001
Ares-Serono	$8,655,947	$3,878,513	$527,723
Lil’ Drug Store Products, Inc.	3,281,034	1,356,343	1,106,758
Cardinal Healthcare	3,296,865	1,624,556	—
McKesson	2,890,998	489,585	—
Amerisource Bergen	447,455	599,028	—
ANDA, Inc.	—	623,808	—
All others (none over 5%)	3,842,729	846,716	519,373

	$22,415,028	$9,418,549	$2,153,854

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003

Net sales	$3,605,546	$4,919,800	$8,763,957	$5,125,725	$22,415,028
Gross profit	1,928,198	2,782,433	5,740,598	2,181,015	12,632,244
Loss from operations	(4,393,335)	(4,007,791)	(3,830,193)	(7,350,854)	(19,582,173)
Net loss	(4,704,070)	(4,366,608)	(4,254,547)	(7,825,794)	(21,151,019)
Basic and diluted loss per common share	(0.13)	(0.12)	(0.11)	(0.20)	(0.57)

2002

Net sales	$576,811	$2,455,149	$4,040,534	$2,346,055	$9,418,549
Gross profit	(374,470)	1,553,401	2,124,162	886,937	4,190,030
Loss from operations	(3,163,815)	(4,597,202)	(1,632,507)	(6,465,966)	(15,859,490)
Net loss	(3,380,942)	(4,855,498)	(1,879,189)	(6,734,160)	(16,849,789)
Basic and diluted loss per common share	(0.10)	(0.14)	(0.05)	(0.19)	(0.50)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Certified Public Accountants	F-27

Schedule II-Valuation and Qualifying Accounts and Reserves	F-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Columbia Laboratories, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States of America, the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2003 included in this Form 10-K and have issued our report thereon dated February 13, 2004. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 13, 2004

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

Description	Balance at beginning of period	Charged to (credited to) costs and expenses	Deductions	Balance at end of period
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$30,000	$133,509	$43,509	$120,000

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$40,000	$(1,191)	$8,809	$30,000

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$23,000	$17,000	$—	$40,000

EXHIBIT INDEX

Exhibit Numbers

10.45	—	Amended and Restated Sales Force Work Order #8795 And Termination of Work Order #8872 pursuant to the Master Services Agreement having an effective date of January 26, 2004 between the Company and Innovex

10.46	—	Form of Indemnification Agreement for Officers and Directors

10.47	—	Form of Executive Change of Control Severance Agreement

14	—	Code of Ethics of the Company

21	—	Subsidiaries of the Company

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.