Form 10-Q
period 2004-03-31
COLUMBIA LABORATORIES INC
filed 2004-05-10
CIK 821995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 1, 2004: 39,751,934

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$27,777,426	$30,965,517
Accounts receivable, net	4,660,010	4,780,921
Inventories	3,369,351	2,469,224
Prepaid expenses and other current liabilities	1,420,613	2,240,920

Total current assets	37,227,400	40,456,582
Property and equipment, net	903,597	961,995
Intangible assets, net	896,667	920,418
Other assets	139,827	140,654

TOTAL ASSETS	$39,167,491	$42,479,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities-
Note payable	$10,000,000	$—
Current portion of financing agreements	3,634,434	1,228,865
Accounts payable	3,088,342	2,806,236
Accrued expenses	1,027,329	2,731,692

Total current liabilities	17,750,105	6,766,793
Notes payable - long-term	—	10,000,000
Deferred revenue	4,662,737	3,879,618
Long-term portion of financing agreements	16,744,402	15,746,695

TOTAL LIABILITIES	39,157,244	36,393,106

Stockholders’ equity-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and outstanding in 2004 and 2003	1	1
Series C Convertible Preferred Stock, 3,250 shares issued and outstanding in 2004 and 2003	32	32
Common stock, $.01 par value; 100,000,000 authorized 39,751,934 and 39,679,381 shares issued and outstanding in 2004 and 2003, respectively	397,519	396,794
Capital in excess of par value	162,334,898	162,146,561
Accumulated deficit	(162,903,043)	(156,648,214)
Accumulated other comprehensive income	180,840	191,369

TOTAL STOCKHOLDERS’ EQUITY	10,247	6,086,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,167,491	$42,479,649

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET SALES	$4,539,679	$3,605,546
COST OF GOODS SOLD	1,685,196	1,677,348

Gross profit (loss)	2,854,483	1,928,198

OPERATING EXPENSES:
Selling and distribution	4,872,906	3,962,606
General and administrative	1,927,746	1,427,816
Research and development	1,616,711	931,111

Total operating expenses	8,417,363	6,321,533

Loss from operations	(5,562,880)	(4,393,335)

OTHER INCOME (EXPENSE):
Interest income	59,969	8,989
Interest expense	(684,181)	(369,683)
Other, net	(67,737)	49,959

	(691,949)	(310,735)

Net loss	$(6,254,829)	$(4,704,070)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.16)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	39,751,934	35,453,722

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET LOSS	$(6,254,829)	$(4,704,070)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(10,529)	22,202

Comprehensive loss	$(6,265,358)	$(4,681,868)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,254,829)	$(4,704,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	107,936	123,367
Provision for doubtful accounts	—	10,000
Provision for returns and allowances	25,575	18,966
Writedown of inventories	100,000	50,000
Interest expense on financing agreements	495,340	175,000
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	95,336	(774,486)
Inventories	(1,000,127)	(130,089)
Prepaid expenses	820,307	96,224
Loans receivable, related parties	—	(2,758)
Other assets	827	13,774
Increase (decrease) in:
Accounts payable	282,106	(860,289)
Accrued expenses	(1,704,363)	1,037,800
Deferred revenue	783,119	87,080

Net cash used in operating activities	(6,248,773)	(4,859,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,892)	(90,132)

Net cash used in investing activities	(25,892)	(90,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance costs	—	(22,432)
Payment of note payable	—	(586,667)
Proceeds from exercise of warrants	229,688
Proceeds from financing agreements	3,000,000	4,125,000
Payments pursuant to financing agreements	(92,065)
Dividends paid	(40,625)	(46,875)

Net cash provided by (used in) financing activities	3,096,998	3,469,026

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Three Months Ended March 31,
	2004	2003
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,424)	21,663

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,188,091)	(1,458,924)
CASH AND CASH EQUIVALENTS,
Beginning of period	30,965,517	5,018,365

CASH AND CASH EQUIVALENTS,
End of period	$27,777,426	$3,559,441

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(2) INVENTORIES:

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Finished goods	$2,558,024	$1,096,785
Raw materials	811,327	1,372,439

	$3,369,351	$2,469,224

(3) NOTES PAYABLE:

Notes payable consist of:

	March 31, 2004	December 31, 2003
7.125% convertible subordinated note payable - due March 2005	$10,000,000	$10,000,000
Less: current portion	10,000,000	—

	$—	$10,000,000

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $147,877 and $148,690 were recorded as interest expense for the quarters ended March 31, 2004 and March 31, 2003, respectively. The agreement calls for a catch-up payment, if by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $434,919 through March 31, 2004.

In an agreement dated March 5, 2003, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $15 million, to be paid in five quarterly installments commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $347,463 and $26,310 were recorded as interest expense for the quarters ended March 31, 2004 and March 31, 2003, respectively. The Company has received $15.0 million through March 31, 2004. The agreement calls for a catch-up payment, if by June 30, 2006, the Company has not made $13,000,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $266,658 through March 31, 2004.

Liabilities from financing agreements consist of the following:

	March 31, 2004	December 31, 2003
July 31, 2002 financing agreement	$4,711,327	$4,648,018
March 5, 2003 financing agreement	15,667,509	12,327,842

	20,378,836	16,975,860
Less: current portion	3,634,434	1,228,865

	$16,744,402	$15,746,995

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products medical devices, and cosmetics. The following table shows selected unaudited information by geographic area:

	Net Sales	Loss from Operations	Identifiable Assets
As of and for the three months ended March 31, 2004-
United States	$2,332,664	$(5,909,748)	$26,160,274
Europe	2,207,015	346,868	13,007,217

	$4,539,679	$(5,562,880)	$39,167,491

As of and for the three months ended March 31, 2003-
United States	$1,441,352	$(4,512,956)	$6,084,033
Europe	2,164,194	119,621	5,909,023

	$3,605,546	$(4,393,335)	$11,993,056

(6) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$(6,254,829)	$(4,704,070)
Less: Preferred stock dividends	(40,625)	(46,875)

Net loss applicable to common stock	$(6,295,454)	$(4,750,945)

Basic and diluted:
Weighted average number of common shares outstanding	39,740,576	35,453,722

Basic and diluted net loss per common share	$(0.16)	$(0.13)

(7) LEGAL PROCEEDINGS:

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

(9) STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended March 31, 2004 and 2003 would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(6,254,829)	$(4,704,070)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(485,422)	(471,693)

Pro forma net loss	$(6,740,251)	$(5,175,763)

Loss per share - basic and diluted
As reported	$(0.16)	$(0.13)

Pro forma	$(0.17)	$(0.15)

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Liquidity and Capital Resources

Cash and cash equivalents decreased from $30,965,517 at December 31, 2003 to $27,777,426 at March 31, 2004. During the quarter ended March 31, 2004 the Company used $6,248,773 for operations, received $3,000,000 from PharmaBio and $229,688 from the exercise of stock warrants, paid $92,065 to PharmaBio, spent $25,892 on property and equipment and $40,625 for dividends to holders of its Series C preferred stock.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. As of May 1, 2004, $9 million may be sold under the Agreement subject to the registration statement relating to the amendment becoming effective.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through March 31, 2004, the Company has paid approximately $2.7 million in royalty payments.

As of March 31, 2004, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.1 million of additional capital. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. The Company anticipates it will spend approximately $500,000 on property and equipment in 2004.

As of March 31, 2002, the Company had available net operating loss carryforwards of approximately $59 million to offset its future U.S. taxable income. In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2004 and December 31, 2003, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $35 and $32 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Results of Operations - Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

Net sales increased by approximately $934,000 from approximately $3,606,000 in 2003 to approximately $4,540,000 in 2004. Sales of products to wholesalers and chain drugstores were $615,000 in 2004 versus $519,000 in 2003. Sales to the Company’s marketing partners were $3,505,000 in 2004 versus $2,687,000 in 2003. Total licensing fee income, product development fee income and royalty income was $419,000 in 2004 as compared to $400,000 in 2003.

Gross profit as a percentage of net sales was 63% in 2004 as compared to 53% in 2003. The increase in gross profit percentage from 2003 to 2004 was the result of the introduction of Striant® in the third quarter of 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products is equal to the Company’s cost of goods and the Company receives a royalty on sales by Lil’ Drug Store Products.

Selling and distribution expenses increased approximately $910,000 in 2004, from approximately $3,963,000 in 2003 to approximately $4,873,000 in 2004. The commencement of sales of Striant® in 2003 accounted for the 2004 increase. Included in the 2004 expenses were sales force costs of approximately $2,793,000, product marketing expenses of approximately $884,000 and salary costs of approximately $439,000. Expenses in 2003 included approximately $2,063,000 in sales force costs, approximately $1,276,000 in product marketing expenses and approximately $235,000 in salary costs.

General and administrative expenses increased by approximately $500,000 in 2004 to approximately $1,928,000 in 2004 compared to approximately $1,428,000 in 2003. The higher costs in 2004 were the result of increases in insurance premiums ($204,000), non-legal professional fees ($88,000), office expenses ($56,000) and the hiring of additional administrative personnel subsequent to the first quarter of 2003 ($74,000).

Research and development expense increased in 2004 by approximately $686,000 from approximately $931,000 in 2003 to $1,617,000 in 2004. The increase is primarily related to the costs associated with the Company’s new Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk.

Interest expense increased by approximately $314,000 from approximately $370,000 in 2003 to approximately $684,000 in 2004, primarily as a result of expensing as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable, totaled approximately $178,000 in 2004 and 2003.

As a result, the net loss for the three months ended March 31, 2004 was $6,254,829 or $(.16) per common share as compared to the net loss for the three months ended March 31, 2003 of $4,704,070 or $(.13) per common share.

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

As of March 31, 2004, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, the Company licensed rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ™” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million, which was fully paid in 2003, to cover out of pocket costs resulting from the recall.

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

10.48	—	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson

10.49	—	The Company has entered into an Indemnification Agreement in substantially the form filed and incorporated by reference to Exhibit 10.46 to the Company’s 2003 Form 10-K with each of its directors and executive officers, who include G. Frederick Wilkinson, James J. Apostolakis, Jean Carvais, M.D., Max Link, Ph.D., Denis M. O’Donnell, M.D., Selwyn P. Oskowitz, M.D., Robert C. Strauss, Meg Coogan, George Creasy, M.D., Robert S. Mills, Michael McGrane, David L. Weinberg, and Susan Witham. A copy of each of these individual’s Indemnification Agreements will be provided to the Staff upon request.

10.50	—	The Company has entered into Executive Change of Control Severance Agreements in substantially the form filed and incorporated by reference to Exhibit 10.47 to the Company’s 2003 Form 10-K with each of its officers, who include James J. Apostolakis, Meg Coogan, George Creasy, M.D., Robert S. Mills, Michael McGrane, David L. Weinberg, and Susan Witham. A copy of each of these individual’s Indemnification Agreements will be provided to the Staff upon request.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

B.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/S/ DAVID L. WEINBERG

DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer

DATE: May 10, 2004

Exhibit Index

Exhibit No.		Description

10.48	—	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.