Form 10-Q
period 2004-06-30
COLUMBIA LABORATORIES INC
filed 2004-08-04
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Company as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway, Plaza 1, 2nd Floor
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

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 1, 2004: 41,751,931

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

Page 2 of 20

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

ASSETS
Current assets-
Cash and cash equivalents	$29,755,399	$30,965,517
Accounts receivable, net	3,482,651	4,780,921
Inventories	3,574,149	2,469,224
Prepaid expenses and other current assets	808,790	2,240,920

Total current assets	37,620,989	40,456,582

Property and equipment, net	941,037	961,995
Intangible assets, net	-	920,418
Other assets	160,914	140,654

TOTAL ASSETS	$38,722,940	$42,479,649

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Note payable	$10,000,000	$-
Current portion of financing agreements	3,003,454	1,228,865
Accounts payable	2,481,161	2,806,236
Accrued expenses	1,114,658	2,731,692

Total current liabilities	16,599,273	6,766,793
Note payable - long-term	-	10,000,000
Deferred revenue	4,528,846	3,879,618
Long-term portion of financing agreements	17,829,857	15,746,695

TOTAL LIABILITIES	38,957,976	36,393,106

Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2004 and 2003	1	1
Series C Convertible Preferred Stock, 3,250 shares issued
and outstanding in 2004 and 2003	32	32
Common stock, $.01 par value; 100,000,000 authorized
41,751,934 and 39,679,381 shares issued and outstanding
in 2004 and 2003, respectively	417,519	396,794
Capital in excess of par value	168,679,158	162,146,561
Accumulated deficit	(169,506,323)	(156,648,214)
Accumulated other comprehensive income	174,577	191,369

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(235,036)	6,086,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$38,722,940	$42,479,649

See notes to condensed consolidated financial statements

Page 3 of 20

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

NET SALES	$9,203,637	$8,525,346	$4,663,958	$4,919,800

COST OF GOODS SOLD	3,502,871	3,814,715	1,817,675	2,137,367

Gross profit (loss)	5,700,766	4,710,631	2,846,283	2,782,433

OPERATING EXPENSES:
Selling and distribution	9,748,148	8,541,471	4,875,242	4,578,865
General and administrative	3,782,737	2,980,288	1,854,991	1,552,472
Research and development	3,056,663	1,589,998	1,439,952	658,887

Total operating expenses	16,587,548	13,111,757	8,170,185	6,790,224

Loss from operations	(10,886,782)	(8,401,126)	(5,323,902)	(4,007,791)

OTHER INCOME (EXPENSE):
Interest income	118,976	11,448	59,007	2,459
Interest expense	(1,435,536)	(725,215)	(751,355)	(355,532)
Loss on sale of intangible assets	(577,917)	-	(577,917)	-
Other, net	(76,850)	44,215	(9,113)	(5,744)

	(1,971,327)	(669,552)	(1,279,378)	(358,817)

Net loss	($12,858,109)	($9,070,678)	$(6,603,280)	$(4,366,608)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.32)	$(0.26)	$(0.16)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	40,207,797	35,619,030	40,675,011	35,782,522

See notes to condensed consolidated financial statements
Page 4 of 20

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

NET LOSS	$(12,858,109)	$(9,070,678)	$(6,603,280)	$(4,366,608)

Other comprehensive income (loss):
Foreign currency translation, net of tax	(16,792)	80,450	(6,263)	58,248

Comprehensive loss	$(12,874,901)	$(8,990,228)	$(6,609,543)	$(4,308,360)

See notes to condensed consolidated financial statements

Page 5 of 20

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Net loss	$(12,858,109)	$(9,070,678)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	214,628	247,025
Provision for doubtful accounts	20,000	30,350
Provision for returns and allowances	100,209	90,072
Writedown of inventories	290,000	143,240
Interest expense on financing agreements	1,057,856	341,690
Loss on sale of intangible assets	577,917	-
Issuance of options for sales services	4,886	-

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,178,061	(2,343,899)
Inventories	(1,394,925)	(552,850)
Prepaid expenses	1,432,130	284,016
Loans receivable, related parties	-	17,885
Other assets	(20,260)	12,035
Increase (decrease) in:
Accounts payable	(325,075)	315,567
Accrued expenses	(1,617,034)	704,795
Deferred revenue	649,228	271,508

Net cash used in operating activities	(10,690,488)	(9,509,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(151,320)	(192,891)
Sale of intangible assets	300,000	-

Net cash provided by (used in) investing activities	148,680	(192,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	6,400,000	2,467,364
Exercise of options and warrants	229,688	1,530,313
Payment of note payable	-	(586,667)
Proceeds from financing agreements	3,000,000	8,250,000
Payments pursuant to financing agreements	(200,106)	(54,209)
Dividends paid	(81,250)	(93,750)

Net cash provided by financing activities	9,348,332	11,513,051

(Continued)

Page 6 of 20

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2004	2003

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,642)	79,081

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,210,118)	1,889,997

CASH AND CASH EQUIVALENTS,
Beginning of period	30,965,517	5,018,365

CASH AND CASH EQUIVALENTS,
End of period	$29,755,399	$6,908,362

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan repaid with common stock	$-	$193,237

See notes to condensed consolidated financial statements

Page 7 of 20

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

Prior-year financial statements have been reclassified to conform to the 2004 presentations.

(2) INVENTORIES:

Inventories consist of the following:

	June 30,	December 31,
	2004	2003

Finished goods	$2,887,720	$1,096,785
Raw materials	686,429	1,372,439

	$3,574,149	$2,469,224

(3) NOTES PAYABLE:

Notes payable consist of:

	June 30,	December 31,
	2004	2003

7.125% convertible subordinated note payable - due March 2005	$10,000,000	$10,000,000
Less: current portion	10,000,000	-

	$-	$10,000,000

Page 8 of 20

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, in four equal quarterly installments commencing third quarter 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $153,136 and $105,264 were recorded as interest expense for the three months ended June 30, 2004 and June 30, 2003, respectively, and $301,013 and $210,142 were recorded as interest expense for the six months ended June 30, 2004 and June 30, 2003, respectively. The agreement calls for a catch-up payment if, by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $601,794 through June 30, 2004 under this agreement.

In an agreement dated March 5, 2003, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $15 million in five quarterly installments commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the ag reement, assuming an interest rate of 10.67%. $409,380 and $105,238 were recorded as interest expense for the three months ended June 30, 2004 and June 30, 2003, respectively, and $756,843 and $131,548 were recorded as interest expense for the six months ended June 30, 2004 and June 30, 2003, respectively. The agreement calls for a catch-up payment if, by June 30, 2006, the Company has not made $13,000,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $319,243 through June 30, 2004 under this agreement.

Liabilities from financing agreements consist of the following:

	June 30,	December 31,
	2004	2003

July 31, 2002 financing agreement	$4,795,902	$4,648,018
March 5, 2003 financing agreement	16,037,409	12,327,542

	20,833,311	16,975,560
Less current portion	3,003,454	1,228,865

	$17,829,857	$15,746,695

Page 9 of 20

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in the development and sale of pharmaceutical products, medical devices and cosmetics. The following table shows selected unaudited information by geographic area:

	Net	Loss from	Identifiable
	Sales	Operations	Assets

As of and for the six months ended June 30, 2004 -
United States	$5,377,007	$(11,690,534)	$25,889,683
Europe	3,826,630	803,752	12,833,257

	$9,203,637	$(10,886,782)	$38,722,940

As of and for the six months ended June 30, 2003 -
United States	$4,627,546	$(9,003,953)	$9,295,152
Europe	3,897,800	602,827	7,434,303

	$8,525,346	$(8,401,126)	$16,729,455

As of and for the three months ended June 30, 2004 -
United States	$3,044,343	$(5,780,786)
Europe	1,619,615	456,884

	$4,663,958	$(5,323,902)

As of and for the three months ended June 30, 2003 -
United States	$3,186,194	$(4,490,997)
Europe	1,733,606	483,206

	$4,919,800	$(4,007,791)

Page 10 of 20

(6) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net loss	$(12,858,109)	$(9,070,678)	$(6,603,280)	$(4,366,608)
Less: Preferred stock dividends	(81,250)	(93,750)	(40,625)	(46,875)

Net loss applicable to common stock	($12,939,359)	($9,164,428)	$(6,643,905)	$(4,413,483)

Basic and diluted:
Weighted average number of common shares outstanding	40,207,797	35,619,030	40,675,011	35,782,522

Basic and diluted net loss per common share	$(0.32)	$(0.26)	$(0.16)	$(0.12)

(7) LEGAL PROCEEDINGS:

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, the Company sublicensed rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve®” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million, which was paid in March 2003, to cover out of pocket costs resulting from the recall.

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

(8) RELATED PARTY TRANSACTIONS:

During 1993, the Company loaned an individual, who was an officer, director and stockholder of the Company, an aggregate of $110,350. These notes, bearing interest at 10% per annum and due on or before December 7, 1997, were subsequently extended through December 7, 1999. On June 30, 2003, the notes and accrued interest totaling $216,639 were paid in full by transferring to the Company Columbia stock valued at $193,237 and $23,402 in cash.

Page 11 of 20

(9) STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the six and three month periods ended June 30, 2003 and 2002 would have been as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net loss, as reported	$(12,858,109)	$(9,070,678)	$(6,603,280)	$(4,366,608)
Add: Value of options charged to operations	4,886	-	4,886	-
Deduct : Total stock-based compensation expense determined under fair value based method for all awards	(1,015,087)	(971,457)	(529,665)	(499,764)

Pro forma net loss	$(13,868,310)	$(10,042,135)	$(7,128,059)	$(4,866,372)

Loss per share - basic and diluted
As reported	$(0.32)	$(0.26)	$(0.16)	$(0.12)

Pro forma	$(0.35)	$(0.28)	$(0.18)	$(0.14)

(10) CAPITAL TRANSACTION:

On May 19, 2004, the Company sold 2,000,000 shares of its common stock to an investor at a price of $3.20 per share. Gross proceeds amounted to $6,400,000.

(11) SALE OF OVER-THE-COUNTER PRODUCTS

On June 29, 2004, the Company sold the worldwide rights to its over-the-counter products Advantage-S® Contraceptive Gel and RepHresh® Vaginal Gel and the foreign rights to Replens® Vaginal Moisturizer to Lil’ Drug Store Products, Inc. The Company also sold its existing finished goods inventory of these products to Lil’ Drug Store Products. Additionally, the companies executed a five year supply agreement and a two and one-half year agreement for Columbia’s sales force to continue to promote these products to obstetricians and gynecologists in the United States. Upon closing, the Company was entitled to payments amounting to $830,000, which is included in accounts receivable at June 30, 2004, from the sale of the rights and inventory. In June 2004, the Company recorded a loss of $577,917 on the loss of the sale of the intangibles asset s associated with the products and $389,825 of product sales to Lil’ Drug Store Products at prices determined in the supply agreement. The Company will receive revenues from the manufacture and sale of product to Lil’ Drug Store Products, promotional fees under a professional services agreement and royalties on sales of products manufactured by third parties.

Page 12 of 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company and its representatives may make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "antic ipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the successful marketing of products by the Company and its licensees; (ii) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (iii) social, political and economic risks to the Company’s foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and poli cies, including changes in accounting standards, that affect or will affect the Company in the United States and abroad; (v) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (vi) failure to develop the Company’s products or delay in development of the Company’s products; and, (vii) the timely completion of studies and success in approvals by the FDA and international regulatory agencies. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent filings to the U.S. Securities and Exchange Commission on forms 10-Q, 8-K and 10-K.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 14 of the Annual Report for the year ended December 31, 2003 on Form 10-K, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition. The Company’s revenue recognition is significant because revenue is a key component of the Company’s results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Co mpany based on the strategic alliance partners sales are recorded as revenue as sales are made by the strategic alliance partners. License fees are recognized in net sales over the term of the license.

Impairment of Intangible Assets. The Company periodically evaluates its intangible assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market condition and operational performance. Future events could cause the Company to conclude that impairment factors exist and that certain intangible assets are impaired. Any resulting impairment loss could have a materially adverse impact on results of operations.

Page 13 of 20

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

Liquidity and Capital Resources

Cash and cash equivalents decreased from $30,965,517 at December 31, 2003 to $29,755,399 at June 30, 2004. During the six months ended June 30, 2004 the Company used $10,690,488 for operations; received $6,400,000 from the sale of 2,000,000 shares of stock, $3,000,000 from PharmaBio and $229,688 from the exercise of stock warrants. During the period, the Company paid $200,106 to PharmaBio, spent $151,320 on property and equipment and $81,250 for dividends to holders of its Series C preferred stock.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. As of August 1, 2004, $9 million of the Common Stock may be sold under the Agreement, subject to the registration statement relating to the amendment becoming effective.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through June 30, 2004, the Company has paid approximately $2.7 million in royalty payments.

As of June 30, 2004, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $50.9 million of additional capital. There can be no assurance that any options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future include funds to be spent on research and development related to new products. The Company also anticipates it will spend approximately $500,000 on property and equipment in 2004. In accordance with the PharmaBio Development financing agreement dated July 31, 2002, the Company agreed to pay a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The agreement calls for a catch-up payment if, by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $601,794 through June 30, 2004 under this agreement. Additionally, the Company’s $10 million subordinated convertible note becomes due on March 15, 2005.

As of June 30, 2004, the Company had available net operating loss carryforwards of approximately $105 million to offset its future U.S. taxable income. In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2004 and December 31, 2003, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $37 and $32 million, respectively, comprised primarily of a net operating loss carryforward, for which a valuation allowance has been recorded since the ability of the deferred tax assets to be realized is not determinable.

Page 14 of 20

Results of Operations - Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

Net sales increased by approximately $679,000 from approximately $8,525,000 in 2003 to approximately $9,204,000 in 2004. Sales of products to wholesalers and chain drugstores were $1,724,000 in 2004 versus $2,364,000 in 2003. The decrease resulted from a reduction in sales of the Company’s women’s healthcare products offset by modest reorders from some customers for Striant. Sales to the Company’s marketing partners were $6,544,000 in 2004 versus $5,317,000 in 2003. The increase resulted from additional sales of all products sold to the Company’s marketing partners. Total licensing fee income, product development fee income and royalty income was $936,000 in 2004 as compared to $844,000 in 2003.

Gross profit as a percentage of net sales was 62% in 2004 as compared to 55% in 2003. The increase in gross profit percentage from 2003 to 2004 was the result of the introduction of Striant® in the third quarter of 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products for sale in the US is equal to the Company’s cost of goods. Lil’ Drug Store Products last received product under that Agreement in March 2004 and the Company does not expect any future orders for Replens for sale in the US. The Company receives a royalty on US sales of Replens by Lil’ Drug Store Products. The selling price for Advantage-S and RepHresh worldwide, and Replens outside the US under the Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products is greater than the cost of goods.

Selling and distribution expenses increased approximately $1,207,000 in 2004, from approximately $8,541,000 in 2003 to approximately $9,748,000 in 2004. The commencement of sales of Striant® in third quarter of 2003 accounted for the 2004 increase. Included in the 2004 expenses were sales force costs of approximately $5,859,000 and product marketing expenses of approximately $1,855,000. Expenses in 2003 included approximately $4,033,000 in sales force costs and approximately $3,199,000 in product marketing expenses.

General and administrative expenses increased by approximately $803,000 in 2004 to approximately $3,783,000 in 2004 compared to approximately $2,980,000 in 2003. The higher costs in 2004 were the result of increases in insurance premiums ($405,000), non-legal professional fees ($210,000) and salary expense including the hiring of additional administrative personnel subsequent to the second quarter of 2003 ($183,000).

Research and development expense increased in 2004 by approximately $1,467,000 from approximately $1,590,000 in 2003 to $3,057,000 in 2004. The increase is primarily related to the costs associated with PROTERM™, the Company’s new Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk.

Interest expense increased by approximately $711,000 from approximately $725,000 in 2003 to approximately $1,436,000 in 2004, primarily as a result of expensing, as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable totaled approximately $356,000 in 2004 and 2003.

In June 2004, the Company recorded a loss of approximately $578,000 when it sold its intangible assets associated with its over-the-counter products to Lil’ Drug Store Products, Inc.

As a result, the net loss for the six months ended June 30, 2004 was $12,858,109 or $(0.32) per common share as compared to the net loss for the six months ended June 30, 2003 of $9,070,678 or $(0.26) per common share.

Page 15 of 20

Results of Operations - Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

Net sales decreased by approximately $256,000 from approximately $4,920,000 in 2003 to approximately $4,664,000 in 2004. Sales of products to wholesalers and chain drugstores were $1,109,000 in 2004 versus $1,845,000 in 2003. The decrease resulted from a reduction in sales of the Company’s women’s healthcare products offset by modest reorders from some customers for Striant. Sales to the Company’s marketing partners were $3,039,000 in 2004 versus $2,630,000 in 2003. Total licensing fee income, product development fee income and royalty income was $516,000 in 2004 as compared to $445,000 in 2003.

Gross profit as a percentage of net sales was 61% in 2004 as compared to 57% in 2003. The increase in gross profit percentage from 2003 to 2004 was the result of the introduction of Striant®, a higher margin product, in the third quarter of 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products for sale in the US is equal to the Company’s cost of goods. Lil’ Drug Store Products last received product under that Agreement in March 2004 and the Company does not expect any future orders for Replens for sale in the US. The Company receives a royalty on US sal es of Replens by Lil’ Drug Store Products. The selling price for Advantage-S and RepHresh worldwide, and Replens outside the US under the Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products is greater than the cost of goods.

Selling and distribution expenses increased approximately $296,000 in 2004, from approximately $4,579,000 in 2003 to approximately $4,875,000 in 2004. Included in the 2004 expenses were sales force costs of approximately $3,066,000 and product marketing expenses of approximately $971,000. Expenses in 2003 included approximately $1,970,000 in sales force costs and approximately $1,923,000 in product marketing expenses.

General and administrative expenses increased by approximately $303,000 in 2004 to approximately $1,855,000 in 2004 compared to approximately $1,552,000 in 2003. The higher costs in 2004 were the result of increases in insurance premiums ($201,000), non-legal professional fees ($85,000) and salary expense including the hiring of additional administrative personnel subsequent to the second quarter of 2003 ($106,000).

Research and development expense increased in 2004 by approximately $781,000 from approximately $659,000 in 2003 to $1,440,000 in 2004. The increase is primarily related to the costs associated with PROTERM™, the Company’s new Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk.

Interest expense increased by approximately $395,000 from approximately $356,000 in 2003 to approximately $751,000 in 2004, primarily as a result of expensing, as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts to be received. Interest expense related to the convertible subordinated note payable totaled approximately $178,000 in 2004 and 2003.

In June 2004, the Company recorded a loss of approximately $578,000 when it sold its intangible assets associated with its over-the-counter products to Lil’ Drug Store Products, Inc.

As a result, the net loss for the three months ended June 30, 2004 was $6,603,280 or $(0.16) per common share as compared to the net loss for the three months ended June 30, 2003 of $4,366,608 or $(0.12) per common share.

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

Page 16 of 20

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

As of June 30, 2004, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Page 17 of 20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, the Company licensed rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve®” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Col umbia gave Ares a note for $3.96 million, which was fully paid in 2003, to cover out of pocket costs resulting from the recall.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held on May 12, 2004. At the meeting:

1. Six nominees for director were elected for a one-year term by a vote of shares as follows:

James J. Apostolakis received 35,307,126 votes for his election (94.9% of shares voted; 88.8% of shares outstanding) and 1,902,377 votes were withheld (5.1% of shares voted; 4.8% of outstanding shares).

Max Link received 36,388,686 votes for his election (97.8% of shares voted; 91.5% of shares outstanding) and 820,817 votes were withheld (2.2% of shares voted; 2.1% of outstanding shares).

Denis M. O’Donnell received 35,942,755 votes for his election (96.6% of shares voted; 90.4% of shares outstanding) and 1,266,748 votes were withheld (3.4% of shares voted; 3.2% of outstanding shares).

Selwyn P. Oskowitz received 36,339,436 votes for his election (97.7% of shares voted; 91.4% of shares outstanding) and 870,067 votes were withheld (2.3% of shares voted; 2.2% of outstanding shares).

Robert C. Strauss received 35,940,755 votes for his election (96.6% of shares voted; 90.4% of shares outstanding) and 1,268,748 votes were withheld (3.4% of shares voted; 3.2% of outstanding shares).

G. Frederick Wilkinson received 35,423,473 votes for his election (95.2% of shares voted; 89.1% of shares outstanding) and 1,786,473 votes were withheld (4.8% of shares voted; 4.5% of outstanding shares).

Page 18 of 20

2. The approval to amend the 1996 Long-Term Performance Plan was approved by a vote of 41.4% of shares voted (or 38.8% of outstanding shares).

For	Against	Abstain	Broker Non-Vote

15,414,678	3,497,447	1,067,247	17,230,131

3. The designation of Goldstein Golub Kessler to audit the books and records of the Company for the year ending December 31, 2004 was ratified by a vote of 96.1% of shares voted (or 89.9% of outstanding shares).

For	Against	Abstain

35,741,713	347,501	1,123,289

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

	10.49	--	Asset Purchase Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.*.
	10.50	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.*
	10.51	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.*
	31.1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
	31.2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
	32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested as to certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

B.	Reports on Form 8-K

On May 19, 2004, the Company filed a form 8-K in which it reported the sale of 2,000,000 shares of its common stock at a price of $3.20 to an investor.

Page 19 of 20

Exhibit Index

Exhibit Number	Exhibit Description

10.49	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.*.
10.50	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.*
10.51	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested as to certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/S/ DAVID L. WEINBERG

DAVID L. WEINBERG, Vice President-
Finance and Chief Financial Officer

DATE: August 4, 2004

Page 20 of 20