Form 10-Q
period 2004-09-30
COLUMBIA LABORATORIES INC
filed 2004-11-04
CIK 821995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Num`ber 1-10352

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

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 1, 2004: 41,751,934

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

Except for historical information contained herein, the matters discussed in this document are forward looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products and prices, and other factors discussed elsewhere in this report.

Page 2 of 19

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$21,069,291	$30,965,517
Accounts receivable, net	5,950,923	4,780,921
Inventories	3,374,820	2,469,224
Prepaid expenses and other current assets	1,141,608	2,240,920
Total current assets	31,536,642	40,456,582

Property and equipment, net	873,336	961,995
Intangible assets, net	-	920,418
Other assets	161,099	140,654
TOTAL ASSETS	$32,571,077	$42,479,649

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Note payable	$10,000,000	$-
Current portion of financing agreements	3,220,717	1,228,865
Accounts payable	1,708,176	2,806,236
Accrued expenses	1,412,423	2,731,692
Total current liabilities	16,341,316	6,766,793
Note payable - long-term	-	10,000,000
Deferred revenue	4,394,956	3,879,618
Long-term portion of financing agreements	18,096,394	15,746,695
TOTAL LIABILITIES	38,832,666	36,393,106
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2004 and 2003	1	1
Series C Convertible Preferred Stock, 3,250 shares issued
and outstanding in 2004 and 2003	32	32
Common stock, $.01 par value; 100,000,000 authorized
41,751,934 and 39,679,381 shares issued and outstanding
in 2004 and 2003, respectively	417,519	396,794
Capital in excess of par value	168,623,778	162,146,561
Accumulated deficit	(175,488,162)	(156,648,214)
Accumulated other comprehensive income	185,243	191,369
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(6,261,589)	6,086,543
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$32,571,077	$42,479,649

See notes to condensed consolidated financial statements

Page 3 of 19

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

NET SALES	$14,296,456	$17,289,303	$5,092,819	$8,763,957

COST OF GOODS SOLD	5,685,011	6,838,074	2,182,140	3,023,359
Gross profit	8,611,445	10,451,229	2,910,679	5,740,598

OPERATING EXPENSES:
Selling and distribution	14,958,153	16,012,352	5,210,005	7,470,881
General and administrative	5,687,018	4,471,313	1,904,281	1,491,025
Research and development	4,072,932	2,198,883	1,016,269	608,885
Total operating expenses	24,718,103	22,682,548	8,130,555	9,570,791

Loss from operations	(16,106,658)	(12,231,319)	(5,219,876)	(3,830,193)
OTHER INCOME (EXPENSE):
Interest income	182,321	65,836	63,345	54,388
Interest expense	(2,206,489)	(1,242,750)	(770,953)	(517,535)
Loss on sale of intangible assets	(577,917)	-	-	-
Other, net	(131,205)	83,008	(54,355)	38,793
	(2,733,290)	(1,093,906)	(761,963)	(424,354)

Net loss	($18,839,948)	($13,325,225)	$(5,981,839)	$(4,254,547)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.47)	$(0.37)	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	40,726,264	36,689,369	41,751,934	38,795,145

See notes to condensed consolidated financial statements

Page 4 of 19

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

NET LOSS	$(18,839,948)	$(13,325,225)	$(5,981,839)	$(4,254,547)

Other comprehensive income (loss):
Foreign currency translation, net of tax	(6,126)	77,793	10,666	(2,657)

Comprehensive loss	$(18,846,074)	$(13,247,432)	$(5,971,173)	$(4,257,204)

See notes to condensed consolidated financial statements

Page 5 of 19

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,839,948)	$(13,325,225)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	301,712	431,241
Provision for doubtful accounts	48,917	80,350
Provision for returns and allowances	580,906	340,241
Writedown of inventories	511,323	227,760
Interest expense on financing agreements	1,639,969	670,384
Loss on sale of intangible assets	577,917	-
Issuance of options for consulting services	-	96,152
Issuance of options for sales services	10,130	-

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(1,799,825)	(7,491,318)
Inventories	(1,416,919)	(354,178)
Prepaid expenses	1,099,312	(30,073)
Loans receivable, related parties	-	17,885
Other assets	(20,445)	12,576
Increase (decrease) in:
Accounts payable	(1,098,060)	2,962,845
Accrued expenses	(1,319,269)	1,166,440
Deferred revenue	515,338	100,633
Net cash used in operating activities	(19,208,942)	(15,094,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(170,683)	(1,012,072)
Sale of intangible assets	300,000	-
Net cash provided by (used in) investing activities	129,317	(1,012,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	6,380,000	28,817,455
Exercise of options and warrants	229,688	6,730,990
Payment of note payable	-	(586,667)
Proceeds from financing agreements	3,000,000	11,250,000
Payments pursuant to financing agreements	(298,418)	(185,616)
Dividends paid	(121,875)	(137,500)
Net cash provided by financing activities	9,189,395	45,888,662

(Continued)

Page 6 of 19

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2004	2003

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,996)	76,573

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(9,896,226)	29,858,876

CASH AND CASH EQUIVALENTS,
Beginning of period	30,965,517	5,018,365

CASH AND CASH EQUIVALENTS,
End of period	$21,069,291	$34,877,241

NON-CASH INVESTING AND FINANCING
ACTIVITIES
Related party loan repaid with common stock	$-	$193,273

See notes to condensed consolidated financial statements

Page 7 of 19

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

    As shown in the financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. The Company has been able to raise additional funds from equity offerings and finance arrangements and management believes it can continue to do so in the future. Management believes that the remaining availability under existing offering and Amended and Restated Common Stock Purchase Agreement is sufficient to sustain the Company's operations.

(2) INVENTORIES:

    Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Finished goods	$2,618,584	$1,096,785
Raw materials	756,236	1,372,439

	$3,374,820	$2,469,224

(3) NOTES PAYABLE:

    Notes payable consist of:

	September 30,	December 31,
	2004	2003

7.125% convertible subordinated note payable - due March 2005	$10,000,000	$10,000,000
Less: current portion	10,000,000	-

	$-	$10,000,000

Page 8 of 19

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp’s strategic investment group, PharmaBio Development, Inc., agreed to pay $4.5 million, in four equal quarterly installments commencing in the third quarter 2002, for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $159,644 and $141,896 were recorded as interest expense for the three months ended September 30, 2004 and September 30, 2003, respectively, and $460,657 and $352,038 were recorded as interest expense for the nine months ended September 30, 2004 and September 30, 2003, respectively. The agreement calls for a catch-up payment if, by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $690,936 through September 30, 2004 under this agreement.

In an agreement dated March 5, 2003, Quintiles Transnational Corp’s strategic investment group, PharmaBio Development, Inc., agreed to pay $15 million in five quarterly installments commencing with the signing of this agreement. In return, PharmaBio receives a 9% royalty on net sales of Striant® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $422,469 and $186,798 were recorded as interest expense for the three months ended September 30, 2004 and September 30, 2003, respectively, and $1,179,312 and $322,346 were recorded as interest expense for the nine months ended September 30, 2004 and September 30, 2003, respectively. The agreement calls for a catch-up payment if, by September 30, 2006, the Company has not made $13,000,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $452,808 through September 30, 2004 under this agreement.

Liabilities from financing agreements consist of the following:

	September 30,	December 31,
	2004	2003
July 31, 2002 financing agreement	$4,870,338	$4,648,018
March 5, 2003 financing agreement	16,446,773	12,327,542
	21,317,111	16,975,560
Less current portion	3,220,717	1,228,865
	$18,096,394	$15,746,695

Page 9 of 19

(5) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in the development and sale of pharmaceutical products, medical devices and cosmetics. The following table shows selected unaudited information by geographic area:

	Net	Loss from	Identifiable
	Sales	Operations	Assets

As of and for the nine months
ended September 30, 2004-
United States	$9,292,983	$(16,570,852)	$19,256,455
Europe	5,003,473	464,194	13,314,622

	$14,296,456	$(16,106,658)	$32,571,077

As of and for the nine months
ended September 30, 2003-
United States	$11,326,663	$(12,562,996)	$40,634,780
Europe	5,962,640	331,677	9,575,975

	$17,289,303	$(12,231,319)	$50,210,755

As of and for the three months
ended September 30, 2004-
United States	$3,915,976	$(4,880,318)
Europe	1,176,843	(339,558)

	$5,092,819	$(5,219,876)

As of and for the three months
ended September 30, 2003-
United States	$6,699,117	$(3,559,043)
Europe	2,064,840	(271,150)

	$8,763,957	$(3,830,193)

Page 10 of 19

(6) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

	($18,839,948)	($13,325,225)	$(5,981,839)	$(4,254,547)
Less: Preferred stock dividends	(121,875)	(137,500)	(40,625)	(43,750)

common stock	($18,961,823)	($13,462,725)	$(6,022,464)	$(4,298,297)

Weighted average number of
common shares outstanding	40,726,264	36,689,369	41,751,934	38,795,145

Basic and diluted net loss per common share	$(0.47)	$(0.37)	$(0.14)	$(0.11)

(7) LEGAL PROCEEDINGS:

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other. Under the terms of the settlement, the Company sublicensed rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve®” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Serono a note for $3.96 million, which was paid in March 2003, to cover out of pocket costs resulting from the recall.

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

Page 11 of 19

(9) STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the nine and three month periods ended September 30, 2004 and 2003 would have been as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(18,839,948)	$(13,325,225)	$(5,981,839)	$(4,254,547)
Add: Value of options charged
to operations	10,130	96,152	5,245	96,152
Deduct : Total stock-based compensation
expense determined under fair value
based method for all awards	(1,570,345)	(1,591,831)	(555,259)	(620,375)
Pro forma net loss	$(20,400,163)	$(14,820,904)	$(6,531,853)	$(4,778,770)

Loss per share - basic and diluted
As reported	$(0.47)	$(0.37)	$(0.14)	$(0.11)
Pro forma	$(0.50)	$(0.41)	$(0.16)	$(0.12)

(10) CAPITAL TRANSACTION:

    On May 19, 2004, the Company sold 2,000,000 shares of its common stock to an investor at a price of $3.20 per share. Gross proceeds amounted to $6,400,000.

(11) SALE OF OVER-THE-COUNTER PRODUCTS

    On June 29, 2004, the Company sold the worldwide rights to its over-the-counter products Advantage-S® Contraceptive Gel and RepHresh® Vaginal Gel and the foreign rights to Replens® Vaginal Moisturizer to Lil’ Drug Store Products, Inc. The Company also sold its existing finished goods inventory of these products to Lil’ Drug Store Products. Additionally, the companies executed a five year supply agreement, with minimums, and a two and one-half year agreement for Columbia’s sales force to continue to promote these products to obstetricians and gynecologists in the United States. Upon closing, the Company was entitled to payments amounting to $830,000 from the sale of the rights and inventory. At the closing, the Company recorded a loss of $577,917 on the loss of the sale of the intangibles assets associated with the products and also recorded $389,825 of product sales to Lil’ Drug Store Products at prices determined in the supply agreement. The Company will receive revenues from the manufacture and sale of product to Lil’ Drug Store Products, promotional fees under the professional services agreement and royalties on sales of products manufactured by third parties.

Page 12 of 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, the Company and its representatives may make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the successful marketing of products by the Company and its licensees; (ii) increased competitive activity from companies in the pharmaceutical industry, some of which have greater resources than the Company; (iii) social, political and economic risks to the Company’s foreign operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect or will affect the Company in the United States and abroad; (v) foreign currency fluctuations affecting the relative prices at which the Company and foreign competitors sell their products in the same market; (vi) failure to develop the Company’s products or delay in development of the Company’s products; and, (vii) the timely completion of studies and success in approvals by the FDA and international regulatory agencies. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent filings to the U.S. Securities and Exchange Commission on forms 10-Q, 8-K and 10-K.

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

Page 13 of 19

    Accounting for PharmaBio Development Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio Development, Inc. under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts and, because the minimum amounts are in excess of the amount to be received by the Company, the Company has recorded the money received as liabilities. The excess of the minimums to be paid by the Company over the amounts received by the Company is being recorded as interest expense over the terms of the agreements.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $30,965,517 at December 31, 2003 to $21,069,291 at September 30, 2004. During the nine months ended September 30, 2004 the Company used $19,208,942 for operations, and received $6,380,000, net of expenses, from the sale of 2,000,000 shares of stock, $3,000,000 from PharmaBio, $300,000 from the sales of certain intangible assets and $229,688 from the exercise of stock warrants. During the period, the Company paid $298,418 to PharmaBio, and spent $170,683 on property and equipment and $121,875 for dividends to holders of its Series C preferred stock.

    Effective February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company may, from time to time over the term of the Purchase Agreement and at its sole discretion, issue and sell to Acqua Wellington up to $16.5 million of the Common Stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Common Stock over a certain period of time less a discount ranging from 5% to 7%. In addition, during the period in which the Company elects to issue and sell shares of the Common Stock to Acqua Wellington, the Company may also, at its sole discretion, grant Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Common Stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $16.5 million described above. As of November 1, 2004, $9 million of the Common Stock may be sold under the Agreement, subject to the registration statement relating to the amendment becoming effective.

    As shown in the financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. The Company has been able to raise additional funds from equity offerings and finance arrangements and management believes it can continue to do so in the future. Management believes that the remaining availability under existing offering and Amended and Restated Common Stock Purchase Agreement is sufficient to sustain the Company's operations.

    In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, to an aggregate of $7.5 million. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through September 30, 2004, the Company has paid approximately $2.8 million in royalty payments to Bio-Mimetics.

    As of September 30, 2004, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $48.0 million of additional capital. There can be no assurance that any options or warrants will be exercised.

    Significant expenditures anticipated by the Company in the near future include funds to be spent on research and development related to new products and additional indications for current products. The Company also anticipates it will spend approximately $500,000 on property and equipment in 2004. In accordance with the PharmaBio Development financing agreement dated July 31, 2002, the Company agreed to pay a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The agreement calls for a catch-up payment if, by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The Company has paid PharmaBio $690,936 through September 30, 2004, under this agreement. Additionally, the Company’s $10 million subordinated convertible note becomes due on March 15, 2005.

Page 14 of 19

    As of September 30, 2004, the Company had available net operating loss carryforwards of approximately $110 million to offset its future U.S. taxable income. In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 2004 and December 31, 2003, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $39 and $32 million, respectively, comprised primarily of a net operating loss carryforward, for which a valuation allowance has been recorded since the ability of the deferred tax assets to be realized is not determinable.

Results of Operations - Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

    Net sales decreased by approximately $2,993,000 from approximately $17,289,000 in 2003 to approximately $14,296,000 in 2004. Sales of products to wholesalers and chain drugstores were $4,509,000 in 2004 versus $6,800,000 in 2003. The decrease resulted from a reduction in sales in both the Company’s women’s healthcare products and Striant, which was introduced in the third quarter of 2003. Sales to the Company’s marketing partners were $8,281,000 in 2004 versus $9,171,000 in 2003. Sales of products to marketing partners are made in bulk shipments based on purchase orders and ordering patterns may vary from quarter to quarter. Total licensing fee income, product development fee income and royalty income was $1,506,000 in 2004 as compared to $1,318,000 in 2003.

    Gross profit as a percentage of net sales was 60% in both 2004 and 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products for sale in the US is equal to the Company’s cost of goods. Lil’ Drug Store Products last received product under that Agreement in March 2004 and the Company does not expect any future orders for Replens for sale in the US. The Company receives a royalty on US sales of Replens by Lil’ Drug Store Products. The selling price for Advantage-S and RepHresh, worldwide, and Replens outside the US under the Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products is greater than the cost of goods.

    Selling and distribution expenses decreased approximately $1,054,000 in 2004, from approximately $16,012,000 in 2003 to approximately $14,958,000 in 2004. The decrease reflects a reduction in marketing expenses. Included in the 2004 expenses were sales force costs of approximately $8,562,000 and product marketing expenses of approximately $3,672,000. Expenses in 2003 included approximately $8,431,000 in sales force costs and approximately $5,181,000 in product marketing expenses.

    General and administrative expenses increased by approximately $1,216,000 in 2004 from approximately $4,471,000 in 2003 to approximately $5,687,000 in 2004. The higher costs in 2004 were the result of increases in insurance premiums ($589,000), non-legal professional fees ($235,000) and salary expense including the hiring of additional administrative personnel subsequent to the third quarter of 2003 ($277,000).

    Research and development expense increased in 2004 by approximately $1,874,000 from approximately $2,199,000 in 2003 to approximately $4,073,000 in 2004. The increase is primarily related to the costs associated with PROTERM™, the Company’s Phase III trial for Prochieve® 8% in preventing preterm birth in pregnant women who are at high risk. Additionally, costs associated with the ongoing follow-up studies on Striant and fees and costs associated with the regulatory approvals of Striant in Europe also added to the increase.

    Interest expense increased by approximately $963,000 from approximately $1,243,000 in 2003 to approximately $2,206,000 in 2004, primarily as a result of expensing, as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts received. Interest expense related to the convertible subordinated note payable totaled approximately $534,000 in 2004 and 2003.

Page 15 of 19

In 2004, the Company recorded a loss of approximately $578,000 when it sold its intangible assets associated with its over-the-counter products to Lil’ Drug Store Products, Inc.

    As a result, the net loss for the nine months ended September 30, 2004 was $18,839,948 or $(0.47) per common share as compared to the net loss for the nine months ended September 30, 2003 of $13,325,225 or $(0.37) per common share.

Results of Operations - Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

    Net sales decreased by approximately $3,671,000 from approximately $8,764,000 in 2003 to approximately $5,093,000 in 2004. Sales of products to wholesalers and chain drugstores were $3,050,000 in 2004 versus $4,866,000 in 2003. The decrease resulted from a reduction in sales of both Striant, which was introduced in the third quarter of 2003, and sales of the Company’s women’s healthcare products. Sales to the Company’s marketing partners were $1,471,000 in 2004, versus $3,424,000 in 2003. Sales of products to marketing partners are made in bulk shipments based on purchase orders and ordering patterns may vary from quarter to quarter. Total licensing fee income, product development fee income and royalty income was $572,000 in 2004 as compared to $474,000 in 2003.

    Gross profit as a percentage of net sales was 57% in 2004 as compared to 66% in 2003. The decrease in gross profit percentage from 2003 to 2004 was the result of the greater sales of Striant®, a higher margin product, in the third quarter of 2003. The cost of goods sold for the Prochieve® products includes a 30% royalty to Serono on net sales. Under the Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc., the selling price for Replens® to Lil’ Drug Store Products for sale in the US is equal to the Company’s cost of goods. Lil’ Drug Store Products last received product under that Agreement in March 2004, and the Company does not expect any future orders for Replens for sale in the US. The Company receives a royalty on US sales of Replens by Lil’ Drug Store Products. The selling price for Advantage-S and RepHresh, worldwide, and Replens outside the US under the Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products is greater than the cost of goods.

     Selling and distribution expenses decreased approximately $2,261,000 in 2004, from approximately $7,471,000 in 2003 to approximately $5,210,000 in 2004. The decrease reflects a reduction in sales force costs reflecting the first quarter 2004 reorganization and downsizing of the sales force. Included in the 2004 expenses were sales force costs of approximately $2,703,000 and product marketing expenses of approximately $1,818,000. Expenses in 2003 included approximately $4,398,000 in sales force costs and approximately $1,982,000 in product marketing expenses.

    General and administrative expenses increased by approximately $413,000 in 2004, from approximately $1,491,000 in 2003 to approximately $1,904,000 in 2004. The higher costs in 2004 were the result of increases in insurance premiums ($185,000), non-legal professional fees ($98,000) and salary expense, including the hiring of additional administrative personnel subsequent to the third quarter of 2003 ($95,000).

    Research and development expense increased in 2004 by approximately $407,000 from approximately $609,000 in 2003 to approximately $1,016,000 in 2004. The increase is primarily related to the costs associated with PROTERM™, the Company’s Phase III trial for Prochieve® 8% in preventing preterm birth in pregnant women who are at high risk. Additionally, costs associated with the ongoing follow-up studies on Striant and salary expense including the hiring of additional research and development personnel subsequent to the third quarter of 2003 also added to the increase.

    Interest expense increased by approximately $253,000 from approximately $518,000 in 2003 to approximately $771,000 in 2004, primarily as a result of expensing, as interest, the difference between the minimum amounts to be paid to PharmaBio Development and the amounts received. Interest expense related to the convertible subordinated note payable totaled approximately $178,000 in 2004 and 2003.

    As a result, the net loss for the three months ended September 30, 2004 was $5,981,839 or $(0.14) per common share as compared to the net loss for the three months ended September 30, 2003 of $4,254,547 or $(0.11) per common share.

Page 16 of 19

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

As of September 30, 2004, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Page 17 of 19

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

31.1 -- Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2 -- Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

On August 4, 2004, the Company filed a Form 8-K in which it reported that on August 4, 2004 it had issued a press release setting forth Columbia’s second quarter and six-months results of operations for 2004.

On August 24, 2004, the Company filed a Form 8-K in which it reported that on August 20, 2004, its Board of Directors elected Edward A. Blechschmidt and Stephen G. Kasnet as directors of the Company.

On September 13, 2004, the Company filed a Form 8-K in which it reported that on September 9, 2004 it had entered into Indemnification Agreements in substantially the form filed and incorporated by reference to the Company’s 2003 Form 10-K as Exhibit 10.46, with Edward A. Blechschmidt and Stephen G. Kasnet, each of whom is a director of the Company.

Page 18 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC. /S/ DAVID L. WEINBERG DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer
DATE: November 4, 2004

Page 19 of 19