Form 10-K
period 2004-12-31
COLUMBIA LABORATORIES INC
filed 2005-03-16
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

354 Eisenhower Parkway
Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 994-3999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	Nasdaq National Market
(Title of each class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.46, was $105.7 million.

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 4, 2005: 41,751,934.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Unites States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 11, 2005.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2004

* Items 11, 12, 13, 14 and portions of Item 10 are incorporated by reference to the Company’s 2005 Proxy Statement.

PART I

Item 1. Business

General

Since the incorporation of Columbia Laboratories, Inc. (hereinafter “we”, “our”, “us”, “Columbia” and the “Company”) in 1986 as a Delaware corporation, we have focused on developing drugs that improve treatment options for women’s reproductive healthcare and endocrine-related disorders. The Company has developed and is developing products for vaginal delivery of hormones and other drugs and for buccal delivery of hormones and peptides. The vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. Both forms provide sustained and controlled delivery of active drug ingredients into the bloodstream. This delivery system is particularly useful for active drug ingredients that cannot be ingested.

All of our products and product candidates utilize our patented, proprietary Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours, or longer. This extended period of attachment permits the BDS to be utilized in products when extended duration of effectiveness is desirable or required.

We have focused on women's healthcare because of the significant number of women whose health and hygiene needs have not been met by available products, and because the Company has found vaginal delivery to be a particularly effective way to deliver active ingredients to the female reproductive organs. We have found buccal delivery to be advantageous for products for both men and women. The Company intends to continue to develop products that improve the delivery of previously approved and marketed drugs that cannot be ingested.

Segments

The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products. In certain foreign countries these products may be classified as medical devices or cosmetics by the countries’ regulatory agencies. See Footnote 10 to the Consolidated Financial Statements for information on foreign operations.

Operations

The Company was incorporated as a Delaware corporation in 1986. The Company's principal executive offices are located at 354 Eisenhower Parkway, Livingston, New Jersey 07039, and its telephone number is (973) 994-3999. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France") and Columbia Laboratories (UK) Limited ("Columbia UK"). In October 2004, we merged our former subsidiary, Columbia Research Laboratories, Inc., into Columbia Laboratories, Inc., as the surviving corporation.

We develop products for sale throughout the world. We contract our manufacturing activities to third parties in the United Kingdom, Switzerland and Italy. Our own sales and marketing organization operates solely in the United States, and is specifically focused on a select group of obstetricians, gynecologists, endocrinologists, urologists and primary care physicians. We have entered into partnerships to commercialize our products outside of the United States and within certain markets in the United States, and seek to enter into additional partnerships to commercialize our products in new countries and with additional audiences in the United States that we do not currently address.

The polymer used in our BDS-based products, medical grade, cross-linked polycarbophil, is currently available from only one supplier, Noveon, Inc. ("Noveon"). We believe that Noveon will supply as much of the material as we may require because our products rank among the highest value-added uses of the polymer. There can be no assurance that Noveon will continue to supply the product. In the event that Noveon cannot or will not supply enough of the product to satisfy the Company's needs, we will be required to seek alternative sources of polycarbophil. There can be no assurance that an alternative source of polycarbophil can be obtained. All of the other raw materials used by the Company for our products are available from multiple sources.

Products

Crinone®/Prochieve® (progesterone gel). Crinone is the brand name of progesterone gel sold by Ares Trading S.A. (“Serono”) under a worldwide license from the Company. Prochieve is the brand name of the same progesterone gel sold by the Company in the United States under a June 2002 sublicense from Serono pursuant to its worldwide license of Crinone. The product is a sustained release, vaginally delivered, natural progesterone product. Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.

Crinone/Prochieve utilizes the Company’s patented BDS, which enables the progesterone to achieve a “First Uterine Pass Effect™”. The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of progestogens seen with orally-delivered synthetic progestins.

Crinone/Prochieve in the 8% progesterone gel is approved in the U.S. for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. Crinone/Prochieve in both the 8% and 4% progesterone gels is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). Crinone was first marketed in the U.S. in 1997. Prochieve 8% and Prochieve 4% were first marketed in the U.S. in September 2002 and March 2003, respectively.

Outside the U.S., Crinone has been approved for marketing for one or more medical indications in 48 countries. The medical indications include progesterone supplementation or replacement as part of an ART treatment for infertile women, the treatment of secondary amenorrhea, the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”), the reduction of symptoms of premenstrual syndrome (“PMS”), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding. Prochieve is not marketed outside the U.S.

The most common side effects of Crinone/Prochieve 8% are breast enlargement, constipation, somnolence, nausea, headache, and perineal pain. The most common side effects of Crinone/Prochieve 4% when used in combination with estrogen include cramps, fatigue, depression, emotional lability, sleep disorder, and headache. Crinone/Prochieve is contraindicated in the U.S. in patients with active thrombophlebitis or thromboembolic disorders, or a history of hormone-associated thrombophlebitis or thromboembolic disorders, missed abortion, undiagnosed vaginal bleeding, liver dysfunction or disease, and known or suspected malignancy of the breast or genital organs.

Pursuant to a settlement agreement between the Company and Serono of litigation following the 2001 recall of Crinone (see Note 3 to the Consolidated Financial Statements), we sublicensed rights to market a second brand of our 8% and 4% progesterone gel products under the trademark, Prochieve®, to a defined audience of obstetricians, gynecologists and primary care physicians in the U.S. Serono agreed not to market Crinone to that audience and the Company agreed not to market Prochieve to fertility specialists in the U.S. Serono also discontinued marketing Crinone 4% worldwide following the recall.

Striant® (testosterone buccal system). Striant is approved in the U.S. and 15 countries in Europe for hypogonadism. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Hypogonadism can be caused by conditions associated with the testes, pituitary gland or hypothalamus gland, or by a genetic disorder. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. Testosterone replacement therapy helps to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects between four and five million men in the United States, approximately one million of whom currently receive treatment. Historically, patients have been treated with transdermal patches, topical gels or injectable formulations of testosterone.

In December 2002, the Company and Ardana Biosciences, Ltd. (“Ardana”) entered into a license and supply agreement for Striant in eighteen European countries (excluding Italy). See “Licensing and Development Agreements”.

In May 2003, the Company and Mipharm S.p.A. (“Mipharm”) entered into a license and supply agreement under which Mipharm will market, distribute and sell Striant in Italy. See “Licensing and Development Agreements”.

Striant utilizes the BDS to achieve controlled and sustained delivery of testosterone via the buccal cavity. The product, which has the appearance of a small monoconvex tablet, rapidly adheres to the buccal mucosa, the small, natural depression in the mouth where the gum meets the upper lip above the incisor teeth. As it is exposed to saliva, the product softens into a gel-like form which remains comfortably in place over each 12-hour dosing period. Striant delivers testosterone through the buccal mucosa, where it is absorbed into the bloodstream and delivered directly into the superior vena cava (major blood vessel), bypassing the gastrointestinal system and liver. Striant is able to produce circulating testosterone concentrations in hypogonadal males that approximate physiologic levels seen in healthy young men. One dose twice a day, in the morning and in the evening, maintains consistent physiologic levels of testosterone. Because Striant is available in a single strength, no dose titration is required.

The clinical data supporting the approval of Striant by the U.S. Food and Drug Administration (“FDA”) were generated from a 12-week U.S. multi-center, open-label, single arm trial that evaluated the efficacy, safety and tolerability of Striant in 98 hypogonadal men. The most frequent adverse events that occurred with Striant in that trial at an incidence of 1% or greater which were possibly, probably or definitely related to the use of Striant were: gum or mouth irritation (9.2%), bitter taste (4.1%), gum pain (3.1%), gum tenderness (3.1%), headache (3.1%), gum edema (2.0%), and taste perversion (2.0%). A total of 16 patients reported 19 gum-related adverse events. Of these, ten patients (10.2%) reported 12 events of mild intensity, four patients (4.1%) reported five events of moderate intensity, and two patients (2.0%) reported two events of severe intensity. Four patients (4.1%) discontinued treatment with Striant due to gum- or mouth-related adverse events, including two with severe gum irritation, one with mouth irritation and one with "bad taste in mouth." The majority of the gum-related adverse events were transient and resolve within one to 14 days. Patients on Striant should be advised to regularly inspect the gum region where they apply Striant and report any abnormality to their health care professional.

Striant is not indicated for women and must not be used in women. Testosterone supplements may cause fetal harm. Striant should also not be used in patients with known hypersensitivity to any of its ingredients, including testosterone USP that is chemically synthesized from soy. Androgens are contraindicated in men with carcinoma of the breast or known carcinoma of the prostate. Edema with or without congestive heart failure may be a serious complication in patients with preexisting cardiac, renal or hepatic disease. In addition to discontinuation of the drug, diuretic therapy may be required. Gynecomastia frequently develops and occasionally persists in patients being treated with androgens for hypogonadism. The treatment of hypogonadal men with testosterone esters may potentiate sleep apnea in some patients, especially those with risk factors such as obesity or chronic lung diseases. Geriatric patients treated with androgens may be at an increased risk for the development of prostatic hyperplasia and prostatic carcinoma. In diabetic patients, the metabolic effects of androgens may decrease blood glucose and, therefore, insulin requirements.

Advantage-S® Bioadhesive Contraceptive Gel. Advantage-S is a female contraceptive gel that utilizes the BDS to deliver the active spermicidal ingredient, nonoxynol-9. The Company marketed Advantage-S in the U.S. since July 1998 pursuant to FDA’s ongoing review of over-the-counter drug products (including nonoxynol-9 spermicidal products). Among the benefits of Advantage-S is that it utilizes the Company's BDS, which enables the nonoxynol-9 to adhere to the cervix and permits formulation of the product with the lowest dose of nonoxynol-9 of all products on the market. On June 29, 2004, the Company licensed the worldwide marketing rights to Advantage-S to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement for the Company’s sales force to continue to promote the product to OB/GYNs in the U.S.

Replens® Vaginal Moisturizer. Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store. pursuant to an agreement under which the Company continues to receive royalties of 10% of sales of Replens in the U.S. On June 29, 2004, the Company licensed the remaining worldwide marketing rights for Replens to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement for the Company’s sales force to continue to promote the product to OB/GYNs in the U.S.

RepHresh® Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. RepHresh works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. RepHresh uses the Company’s BDS and adheres to the epithelial cells of the vaginal lining for three or more days. It is available in convenient, pre-filled, disposable applicators. On June 29, 2004, the Company licensed the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement for the Company’s sales force to continue to promote the product to OB/GYNs in the U.S.

Other Products. The Company marketed four additional products until April 2000: Advanced Formula Legatrin PM® for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin® GCM Formula’, a nutritional supplement to support healthy joint function; Vaporizer in a Bottle®, a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb®, a pediatric antidiarrheal product. These products do not utilize the BDS. In May 2000, the Company licensed these products to Lil’ Drug Store. Under the terms of these agreements, the Company receives license fees equal to 20% of the licensee’s net sales. These agreements each have five-year terms with provisions for automatic renewal and contain options that allow for the acquisition of the products by the licensee. On December 29, 2000, Lil’ Drug Store purchased Vaporizer in a Bottle for $201,800. The production and sale of Legatrin® GCM Formula and Diasorb were discontinued during the first half of 2003. The license for Advanced Formula Legatrin PM renewed automatically to May 2010.

Research and Development

The Company expended $5.4 million in 2004, $3.3 million in 2003 and $5.4 million in 2002 on research and development activities. The expenditures in 2004 were primarily costs associated with the Company’s PROTERM™ (PROgesterone Gel for Reducing PreTERM Labor and Delivery) study, discussed below. Expenditures in 2003 and 2002 were primarily the result of costs associated with contracting for, supervising and administering the development and clinical studies of Striant and the delivery of peptides utilizing the BDS. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.

Generally the Company’s drug development activities take the following steps in the U.S. (and comparable steps in foreign countries): After the Company formulates an active drug ingredient into the BDS, it files an Investigational New Drug Application (“IND”) with the FDA to begin to test the product in people. The IND becomes effective and the studies may begin if the FDA does not disapprove the IND within 30 days of its submission. The IND describes how, where, and by whom the studies will be conducted; information about the safety of the active drug ingredient; how it is thought to work in the body; any toxic effects it may have; and how it is manufactured. All clinical studies must also be reviewed and approved by an Institutional Review Board (“IRB”) that is responsible for the study site. Progress reports on clinical studies must be submitted at least annually to the FDA and the IRB.

Clinical studies are divided into three phases. Phase I studies typically involve small numbers of normal, healthy volunteers. Phase I studies are intended to assess a drug’s safety profile, including the safe dosage range. Phase I studies also determine how the drug is absorbed, distributed, metabolized, and excreted, as well as the duration of its action. Phase II studies involve volunteer patients (people with the disease intended to be treated) to assess the drug’s effectiveness. Phase III studies usually involve larger numbers of patients in clinics and hospitals to confirm the product’s efficacy and identify possible adverse events.

Following the completion of all three phases of clinical trials, the Company analyzes all of the data and files a New Drug Application (“NDA”) with the FDA if the data successfully demonstrate both safety and effectiveness. The NDA contains all of the scientific information that the Company has gathered. NDAs typically run thousands of pages. If the FDA approves the NDA, the new product becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies after approval (Phase IV studies) to evaluate long-term effects of the drug.

Prochieve 8% in Preventing Preterm Birth. In November 2003, the Company announced the PROTERM™ Trial, a Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of Prochieve® 8% (progesterone gel) in preventing preterm delivery in pregnant women who are at increased risk for preterm birth. The PROTERM™ study protocol defines “at risk” patients as pregnant women who have either a history of a spontaneous preterm delivery, or who have a cervical length of 2.5 cm or less, as measured by transvaginal ultrasound, with the current pregnancy. Patients are randomized to receive either Prochieve 8% or placebo. Treatment is initiated between 18 and 22 weeks of gestation and administered daily until delivery, withdrawal from the study, development of preterm rupture of the membranes, or until 37 completed weeks of gestation. The study is designed to enroll 636 patients and is expected to be completed by year-end 2005.

Prior studies have found prophylactic progestogen administration to be effective in reducing the incidence of preterm birth. Two studies published in 2003 renewed researchers’ interest in the use of progestogens to prevent preterm labor and delivery. Positive results of a trial using weekly intramuscular injections of a synthetic progesterone derivative were published in The New England Journal of Medicine. Similar encouraging findings of a trial using daily administration of pharmacy-compounded progesterone vaginal suppositories were published in the American Journal of Obstetrics and Gynecology. The American College of Obstetricians and Gynecologists’ (“ACOG”) Committee on Obstetric Practice acknowledged the value of this research. The Committee issued an opinion stating that progesterone may be used as treatment to help prevent preterm birth in women with a history of delivering prematurely. The opinion encourages additional research on this topic, particularly related to the ideal method of progesterone delivery. The March of Dimes commended ACOG for these guidelines and reaffirmed their call for research to better understand how women can benefit from progesterone in the prevention of preterm birth.

Preterm delivery is a significant problem in obstetrics. Despite intense efforts for prevention, the delivery rate prior to 37 weeks of gestation increased to 12.1 percent of live births in the United States in 2002 (National Center for Health Statistics, final natality data. Retrieved March 07, 2005, from www.marchofdimes.com/peristats). Approximately 20 percent of preterm births are the result of a physician’s decision to bring about delivery for maternal and fetal indications. The remainder of preterm deliveries is spontaneous, usually following the onset of premature labor or rupture of the membranes. The current standard of care to help prevent premature delivery includes bed rest, intensive prenatal care for high-risk women and drug therapy, such as tocolytics, to stop uterine contractions.

 Terbutaline Vaginal Gel. In December 2002, the Company announced a development and license agreement with Ardana for the Company’s terbutaline vaginal gel product for the treatment of infertility, dysmenorrhea and endometriosis. The Company received a payment of $250,000 upon signing of the agreement and will receive an additional $250,000 upon successful completion by Ardana of the Phase II clinical trial, which is expected to be completed in the first half of 2005. Under the terms of the agreement, if the Phase II trial is successful the Company can elect to continue to work with Ardana to progress the product through further clinical trials and subsequent applications for regulatory approvals. In that case, the Company would have the right to market the product in North America and Ardana would have rights focused in Europe. The parties would share equally in proceeds from licensing and distribution of the product in the rest of the world. If the Company elects not to continue working on the product at the end of the Phase II trial, Ardana can continue to develop the product.

Lidocaine Vaginal Gel. Lidocaine vaginal gel is designed as a potential treatment for dysmenorrhea and gynecologic pain. We have completed the development work on this product as well as a clinical trial conducted in Europe. Results from this trial, which were announced on February 5, 2004, showed that lidocaine vaginal gel reduced the frequency of uterine contractions, as well as the intensity and frequency of uterine pain. Subjects were evaluated following vasopressin-induced cramping in the late luteal phase of the menstrual cycle, near menses.

The Company is currently completing the next phase of this project, which is aimed at establishing the appropriate dose to be used in the clinical development program, and expects to initiate a Phase II clinical study with this product in the first half of 2005. The Company believes this product may offer a new and novel approach to treating women who suffer from these common and painful conditions.

Testosterone Vaginal Gel and Testosterone Progressive Hydration Vaginal Tablet. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. Vaginal gel and vaginal tablet forms have been developed. A preliminary clinical plan, with a focus on reduction in uterine fibroids as well as general testosterone replacement, is under review by our clinical advisors.

Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of the peptide, desmopressin, using the Company’s progressive hydration buccal technology for extended periods of time. Based on these positive results, the Company has initiated partnering discussions related to a desmopressin buccal tablet.

Licensing and Development Agreements

In May 1995, the Company entered into a license and supply agreement with American Home Products Corporation, now Wyeth, (“Wyeth”) for its Wyeth-Ayerst Laboratories division to market Crinone worldwide. The Company agreed to supply Crinone at a price equal to 30% of Wyeth’s net selling price. In July 1999, Wyeth assigned the license and supply agreement to Serono. In June 2002, the license and supply agreement was amended and restated and a marketing sublicense was granted to the Company permitting us to sell progesterone gel under a second brand name, Prochieve, to the non-infertility specialist market in the U.S. Under the marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of its net sales to the non-infertility specialist market. The Company is obligated to pay Serono an additional royalty of 40% of Prochieve’s net sales to the infertility specialist market. Conversely, Serono is obligated to pay the Company an additional royalty of 40% of Crinone net sales to the non-infertility specialist market in the U.S.

In March 1999, the Company entered into a license and supply agreement with Mipharm under which Mipharm is the exclusive marketer of the Company’s women’s healthcare products in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Mipharm currently sells Replens in Italy, and sells RepHresh in Italy under the name MipHil.

In October 2002, the Company and Ardana entered into a license and supply agreement under which Ardana will market Striant in 18 European countries (excluding Italy). In exchange for the license, the Company will receive total payments of $8 million. To date the Company has received $4.8 million under this agreement, including $4 million in signature and milestone fees received in 2002 and $800,000 received in 2004 upon marketing approval in the U.K. Additional milestone payments totaling $1.2 million are due upon marketing approvals in major European countries. The Company expects final licenses will be granted in these countries in the first half of 2005. In addition, a performance payment of $2 million is due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement. The agreement will continue in each country in the territory until the date of expiration or lapse of the last patent in such country.

In December 2002, the Company and Ardana executed a development and license agreement (described above) for the Company’s terbutaline vaginal gel product.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market Striant in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. We received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of Striant. Mipharm will provide additional performance payments upon marketing approval in Italy and achievement of certain levels of sales in Italy, and Columbia will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of Striant under a May 2002 agreement.

In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year professional services agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens® Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens to Lil’ Drug Store in May 2000. Under the terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh and Advantage-S from the Company. The Company will supply RepHresh, Advantage-S, and ex-U.S. requirements for Replens under the supply agreement. Under the professional services agreement, the Company’s sales force will represent Replens, RepHresh and Advantage-S to its OB/GYN audience through 2006. The Company will be compensated on a per-call basis over the duration of that agreement.

Financial Agreements

 On July 31, 2002, PharmaBio Development (“PharmaBio”), an affiliate of Quintiles Transnational Corp. (“Quintiles”), agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts, and a true-up payment in February 2005 of the difference between royalties paid to that date and $2.75 million. The Company made a true-up payment of $1.9 million on February 28, 2005. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%.

On March 5, 2003, the Company and PharmaBio entered into a second agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, and a true-up payment in third quarter 2006 of the difference between royalties paid to that date and $13 million. Because the minimum amount exceeds the $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%.

Patents, Trademarks and Proprietary Information

The Company purchased the patents underlying the BDS from Bio-Mimetics, Inc. ("Bio-Mimetics"). The basic patent that covers the BDS was issued in the United States and by the European Patent Office in 1986 and 1992, respectively. The Company has the exclusive right to the use of the BDS subject to certain third party licenses by Bio-Mimetics that were assigned to the Company and certain restrictions on the assignment of the patents. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

The following table sets forth United States patents granted to the Company since 2001.

Year Granted	Nature of Patent

2004	Compositions and methods for safely preventing or treating premature labor using a beta-adrenergic agonist, such as terbutaline.

2004	Methods of safely treating endometriosis or infertility, and for improving fertility, using a beta-adrenergic agonist.

2003	Use of progestin therapy for maintaining amenorrhea.

2003	Bioadhesive progressive hydration tablet.

2002	Use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.

2001	Bioadhesive progressive hydration tablets and methods of making and using the same.

2001	Use of progesterone for maintaining amenorrhea.

The Company continues to develop the core BDS and has filed additional patent applications. Because the Company operates on a worldwide basis, the Company seeks worldwide patent protection for its technology and products. We believe our patents are important to our business and we intend to continue to protect them, including through legal action, when appropriate. While patent applications do not ensure the ultimate issuance of a patent, and having patent protection cannot ensure that competitors will not emerge, this is a fundamental step in protecting the technologies of the Company.

The following table sets forth the expiration dates of the principal United States patents for the Company’s marketed products and current development projects.

Subject of patent	Year of Expiration	Product or Project
Progressive hydration tablets	2019	Striant -- testosterone progressive hydration vaginal tablet -- peptide delivery system
First Uterine Pass Effect™	2018	lidocaine vaginal gel -- terbulatline vaginal gel -- testosterone vaginal gel
Progesterone delivery	2013	Crinone/Prochieve
Vaginal tissue moisturization	2012	Replens
Vaginal tissue moisturization	2009	Replens
Vaginal pH	2009	RepHresh

The Company owns or is seeking registration of “Chronodyne”, “Crinone”, “Prochieve”, “PROTERM” “Striant” and “Striant SR” as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks; however, the Company believes marks with pending applications will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks. In 2004, the Company sold the trademarks "Replens", “Advantage 24”, “Advantage-S”, “Advantage-LA”, “RepHresh”, and “RepHresh Vaginal Gel” to Lil’ Drug Store. See “Licensing and Development Agreements.”

The Company also relies on confidentiality and nondisclosure agreements to protect its intellectual property. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Sales of Products

From 1997 until 2002, we out-licensed almost all marketing rights to our products. In June 2002, we obtained a sublicense from Serono to market our 8% and 4% progesterone gel products under the brand name Prochieve®. In July 2002, we entered into an agreement with Innovex LP (“Innovex”), an affiliate of Quintiles, thereby establishing our first sales force in the United States. Under the terms of this agreement, Innovex provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis to commercialize the Company’s women’s healthcare products, Prochieve 8%, Prochieve 4%, Advantage-S, and RepHresh, in the U.S. The sales force was recruited and trained in August and September 2002, and began in October 2002 to call on a targeted list of approximately 8,000 obstetricians and gynecologists to encourage prescriptions and product recommendations for Prochieve 8%, Advantage-S, and RepHresh. The sales force began sales efforts for Prochieve 4% in April 2003.

In March 2003, we entered into a second agreement with Innovex to commercialize Striant in the United States. Under the terms of the agreement, Innovex provided a dedicated team of 67 additional sales representatives for a two-and-a-half year term. The new sales representatives were recruited in June 2003 and were trained on our women’s healthcare products and began calling on obstetricians and gynecologists in July 2003. The entire sales force of 122 sales representatives and 13 managers was trained on Striant in September 2003 and subsequently added endocrinologists, urologists and certain primary healthcare doctors to their call lists.

In January 2004, the Company and Innovex restructured the sales force. The restructured sales force was comprised of ten district managers employed by the Company and 80 sales representatives, divided evenly between the Company and Innovex. Under the terms of the restructuring, Innovex transferred responsibility for management of the sales force to the Company, but continued to provide half of the sales representatives.

On February 2, 2005, in order to align better expenses with projected revenues, we further reduced the size of the sales force to five district managers and 23 sales representatives, 12 of whom are Innovex employees and 11 of whom are Company employees. The 28-person sales force is focused on territories with potential for growth from current products, while preparing the organization for potential near-term opportunities from the Company’s clinical research programs. The sales force calls on OB/GYN’s, endocrinologists, urologists, and certain primary healthcare physicians and educates the doctors and other healthcare professionals in their offices on the benefits of Striant and Prochieve.  Columbia will take full responsibility for all the sales representatives after October 2005.

We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

Partnered Products are:
•	Crinone® sold to Serono on a worldwide basis;
•	Striant® sold to our ex-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store ex-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Promoted Products are:
•	Prochieve® 8%, Prochieve 4% and Striant in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty ; and,
•	Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, for which Lil’ Drug Store pays us promotion fees for presenting the products to OB/GYNs.

Success of Marketing Efforts

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients, and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

▪	Perceived efficacy of our products;
▪	Convenience and ease of administration;
▪	Prevalence and severity of adverse side effects in both clinical trials and commercial use;
▪	Availability of alternative treatments;
▪	Cost effectiveness;
▪	The pricing of our products; and,
▪	Our ability to obtain third-party coverage or reimbursement for our products.

Even though we have received regulatory approval for Prochieve and Striant, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products if we do not promote our products effectively. We promote Prochieve and Striant on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of Crinone, Advantage-S, RepHresh, and Replens in the U.S. and foreign countries, and Striant in foreign countries. Factors that could affect our success in marketing our products include:

▪	The ability of our sales force, which was recently reduced to 28 persons, to effectively generate prescriptions of our products from current product advocates and target physicians;
▪	The effectiveness of our production, distribution and marketing capabilities;
▪	The successful marketing of our products by our distribution and marketing partners
▪	The success of competing products; and
▪	The availability and extent of reimbursement from third-party payors.

If any of our products or product candidates fails to achieve market acceptance, we or our marketing partners may be unable to sell the products successfully, which would limit our ability to generate revenue and could harm our business.

As previously disclosed, in July 2002 and March 2003 we entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and Striant, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts, and the minimum amounts are in excess of the amounts we received from PharmaBio. Our failure to successfully market our products could have a material adverse effect on our ability to pay the minimum amounts to PharmaBio.

Customers

Our customers include trade customers, such as drug wholesalers and chain drug stores, and our marketing partners. We utilize two employees to make calls on the Company’s trade customers on behalf of Striant and Prochieve. Our practice, in the case of our trade customers, is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog orders are not significant. In the case of our marketing partners, firm purchase orders are received by the Company ninety days in advance of the expected shipping date.

Revenue by Product

The following table sets forth the percentage of the Company's consolidated revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2004	2003	2002
Crinone	40%	34%	38%
Striant	18%	13%	0%
Replens	15%	16%	13%
Prochieve	10%	26%	37%
Royalty income	6%	5%	9%
Sales force promotional fees	3%	1%	0%
Licensing fees	3%	2%	1%
Other products	5%	3%	2%
	100%	100%	100%

The following table presents information about Columbia’s revenues, including royalty and license revenue, by customer:

	2004	2003	2002

Ares-Serono	$8,512,147	$8,655,947	$3,878,513
Lil' Drug Store Products, Inc.	3,565,760	3,281,034	1,356,343
Cardinal Healthcare	1,419,962	3,296,865	1,624,556
McKesson	1,218,438	2,890,998	489,585
Amerisource Bergen	750,117	447,455	599,028
ANDA, Inc.	52,288	-	623,808
All others (none over 5%)	2,341,692	3,842,729	846,716

	$17,860,404	$22,415,028	$9,418,549

Sales by Geographic Area

The following table sets forth the percentage of the Company's consolidated revenue, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

	2004	2003	2002

United State	$11,236,330	$13,573,723	$6,458,323
Europe	6,624,074	8,841,305	2,960,226
	$17,860,404	$22,415,028	$9,418,549

Recent Developments

On February 2, 2005, the Company announced a restructuring of its sales force and marketing programs, effective immediately, to better align expenses with projected revenues. The Company downsized its sales force from approximately 80 to 28 sales professionals, and expects to reduce its selling and distribution expenses by approximately 60% in 2005. Costs associated with the restructuring are not considered to be material.

On February 25, 2005, the Company entered into an employment agreement with Robert S. Mills defining the terms of his employment with the Company as its Senior Vice President and Chief Operating Officer. The initial term of Mr. Mills’ employment under the Agreement is through March 31, 2007. See “Executive Compensation--Employment Agreements.”

On February 28, 2005, the Company paid a true-up payment of $1.9 million to PharmaBio in accordance with the July 31, 2002 agreement.

The Company continues to explore a range of strategic options to enhance shareholder value, including a variety of strategic partnership relationships ranging from development projects for third parties, the out-license or sale of one or more of the Company’s products, or a possible sale of the Company. Banc of America Securities LLC, the Company's long-standing financial advisor, will continue to assist the Company in this exploration process. No formal decisions have been made, and no agreements have been reached. There can be no assurance given that any particular alternative will be pursued or that any transaction will occur or on what terms.

Competition

The pharmaceutical industry is intensely competitive and subject to change as new delivery technologies are developed, new products enter the market, generic versions of available drugs become available, and treatment paradigms evolve to reflect these and other medical research discoveries. We face significant competition in all areas of our business. The rapid pace of change in the pharmaceutical industry continually creates new opportunities for existing competitors and start-ups and can quickly render existing products less valuable. Customer requirements and physician and patient preferences continually change as new treatment options emerge, are more or less heavily promoted and become less expensive.

The Company and our marketing partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. In addition, numerous companies are developing or, in the future, may develop enhanced delivery systems and products competitive with the Company's present and proposed products. Some of these competitors possess greater financial, research and technical resources than the Company or its partners. Moreover, these companies may possess greater marketing capabilities than the Company or our partners, including the resources to implement extensive advertising campaigns.

Crinone®/Prochieve®, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered orally, by injection or by vaginal suppository. Some of the more successful orally-dosed products include Provera® (medroxyprogesterone acetate) marketed by Pfizer Inc., Prometrium® (oral micronized progesterone) marketed by Solvay S.A., Prempro® (conjugated estrogens/medroxyprogesterone acetate tablets) and Premphase® (conjugated estrogens/medroxyprogesterone acetate tablets) marketed by Wyeth.

Striant® competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc. and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. Striant is priced comparably to the gels and patches.

The Company's success is dependent in part on the marketing efforts of our marketing partners, over which the Company has limited influence, and in part on our own efforts and those of our contract sales force.

Our competitive position may be adversely affected in the future by one or more of the factors described in this section, or as yet undefined additional factors that may arise.

Employees

As of March 4, 2005, the Company had 44 employees: 4 in management, 5 in production, 14 in sales and marketing, and 21 in support functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

The Company has employment agreements with two employees, Mr. Wilkinson, President and Chief Executive Officer, and Mr. Mills, Senior Vice President and Chief Operating Officer. See “Executive Compensation--Employment Agreements.” The Board of Directors of the Company has adopted an Indemnification Agreement for Officers and Directors and an Executive Change of Control Severance Agreement for Officers.

Available Information

The Company's Internet address is http://www.columbialabs.com. Through a link on the Investor Relations page of this website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. In addition, we will provide electronic or paper copies of our filings free of charge upon request. Information contained on our corporate website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Reference Room, which is located at 450 Fifth Street, NW, Washington, D.C., 20549. Interested parties may call (800) SEC-0330 for further information on the Reference Room. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov.

Item 2. Properties

As of December 31, 2004, the Company leased the following property:

				Annual
Location	Use	Square feet	Expiration	Rent
Livingston, NJ	Corporate office	12,780	July 2007	$182,000
Paris, France	European logistics office	150	June 2005	15,000

Item 3. Legal Proceedings

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, the Company believes that it has reserves or insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of any unfavorable outcome resulting from these actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2004.

Executive Officers of the Registrant

Our executive officers as of December 31, 2004, were as follows:

Name	Age	Position with the Company
G. Frederick Wilkinson	49	President and Chief Executive Officer
Robert S. Mills	52	Senior Vice President and Chief Operating Officer
David L. Weinberg	59	Vice President, Finance, Chief Financial Officer and Treasurer
James J. Apostolakis *	62	Vice President, Investor Relations
Michael McGrane	55	Vice President, General Counsel and Secretary
* Effective December 31, 2004, Mr. Apostolakis' employment as Vice President, Investor Relations, was terminated.

Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected, except with respect to Mr. Wilkinson’s and Mr. Mills’ employment agreements. See “Executive Compensation--Employment Agreements.”

Mr. Wilkinson has been a director of the Company since 2001 and its President and Chief Executive Officer since April 15, 2001. Prior to joining the Company, he served as Chief Operating Officer and Senior Vice President, Sales and Marketing, of Watson Pharmaceuticals, Inc. (“Watson”) from June 1999. Previously, Mr. Wilkinson was Vice President of Watson from July 1997, and Executive Vice President - Sales and Marketing of Watson from July 1996. Prior to his employment at Watson, Mr. Wilkinson was the President and General Manager of Creighton Pharmaceuticals, a wholly owned subsidiary of Novartis Pharmaceuticals Corporation (formerly Sandoz Pharmaceuticals Corporation), from 1994 to 1996. He held various marketing management positions at Novartis from 1980. Mr. Wilkinson received his M.B.A. from Capital University and his B.S. in Pharmacy from Ohio Northern University.

Mr. Mills joined Columbia in May 2001 as Senior Vice President, Operations and was named Chief Operating Officer in September 2003. He has responsibility for Clinical Research, Regulatory Affairs and Information Systems as well as Product Development, Manufacturing and Quality Assurance. Prior to joining the Company, Mr. Mills served five years as Senior Vice President, Manufacturing Operations, at Watson Pharmaceuticals, Inc. from 1996 to 2001. During his 30-year career in the pharmaceutical industry he also served as Vice President, Operations, at Alpharma, Inc. from 1993 to 1996 and held various positions with Aventis SA, including Director-Plant Operations. Mr. Mills holds a B.S. from Grove City College.

Mr. Weinberg has served as Vice President, Finance, Chief Financial Officer and Treasurer since September 1997. From the Company’s inception until June 1991 he was Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary. From 1991 to 1997, he held positions of increasing responsibility at Transmedia Network Inc., ultimately serving as Vice President and Chief Financial Officer. Mr. Weinberg was previously with Key Pharmaceuticals, Inc., where he served in various capacities, including Vice President - Finance, Treasurer and Secretary, from February 1981 until its sale to Schering-Plough Corporation in 1986. Mr. Weinberg holds a B.B.A. in Accounting from Hofstra University.

Mr. Apostolakis served as Vice President, Investor Relations, from April 2001 until December 2004 and as President from January 2001 to April 2001. He has been a director of Columbia since January 1999. He has been a Managing Director at Poseidon Capital Corporation (investment banking) since February 1998 and President of Lexington Shipping and Trading Corporation (shipping operations) since 1973. He holds an A.B. in Economics from the University of Pennsylvania and an LL.B. from Harvard University Law School.

Mr. McGrane has served as Vice President, General Counsel and Secretary since January 2002. He joined Columbia from The Liposome Company, Inc., a biotechnology company, where he served as Vice President, General Counsel and Secretary from 1999 to 2001, prior to which he was Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc. from 1997 to 1998 Previously, Mr. McGrane held various positions with Novartis Pharmaceuticals Corporation (formerly Sandoz Pharmaceuticals Corporation), including Associate General Counsel, from 1984 to 1996, and was Regulatory Counsel to the U.S. Food and Drug Administration from 1975 to 1984. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Ethics applicable to all Board members, executive officers and all employees. We will provide an electronic or paper copy of this Code of Ethics free of charge upon request. If substantial amendments to the Code of Ethics are executed, or if waivers are granted, the Company will post and disclose the nature of such amendments or waivers on the Company’s website or in a report on Form 8-K.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's $.01 par value common stock ("Common Stock") began trading on the NASDAQ National Market System under the symbol CBRX on February 13, 2004. Prior to that date it traded on the American Stock Exchange under the symbol COB. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ and the American Stock Exchange, as reported on the Composite Tape.

	High	Low
Fiscal Year Ended December 31, 2003

First Quarter	$4.20	$2.76
Second Quarter	11.60	3.93
Third Quarter	16.15	9.80
Fourth Quarter	12.07	4.86

Fiscal Year Ended December 31, 2004

First Quarter	$8.08	$4.69
Second Quarter	5.40	2.90
Third Quarter	3.59	1.76
Fourth Quarter	3.45	1.86
At March 4, 2005, there were approximately 300 shareholders of record of the Company's Common Stock. one shareholder of record of the Company's Series B convertible preferred stock (“Series B Preferred Stock”) and 12 shareholders of record of the Company’s Series C convertible preferred stock (“Series C Preferred Stock”). The Company estimates that there are approximately 7,500 beneficial owners of its Common Stock on such date.

The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock, and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter.

Effective as of February 6, 2001, the Company entered into the Amended and Restated Common Stock Purchase Agreement (the “Purchase Agreement”) with Acqua Wellington North American Equities Fund, Ltd., (“Acqua Wellington”) to sell up to $16.5 million of Common Stock under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company was able to issue and sell to Acqua Wellington up to $16.5 million of Common Stock and grant Acqua Wellington a call option to purchase additional shares of Common Stock, subject to the overall limit of $16.5 million. The Company and Acqua Wellington agreed to extend the term of the Purchase Agreement until February 6, 2005, at which time it expired.

During 2004, the Company issued 2,000,000 shares of its Common Stock to SJ Strategic Investments LLC, a family investment vehicle owned and managed by John M. Gregory, the founder and former Chairman and CEO of King Pharmaceuticals, which resulted in the Company receiving $6,380,000 after expenses. Proceeds were used for general corporate purposes.

During 2003, the Company issued 2,764,612 shares of its Common Stock to a group of institutional investors, which resulted in the Company receiving $28,805,091 after expenses. Also in 2003, outstanding options and warrants were exercised resulting in the issuance of 1,318,190 shares of Common Stock and the receipt of $6,994,115 by the Company. Proceeds were used for general corporate purposes.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2004, regarding the Company's compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,479,400	$8.73	2,262,475
Equity compensation plans not approved by security holders	725,000	$6.94	0
Total	6,204,400	$8.52	2,262,475

The Company has two shareholder-approved equity compensation plans under which securities may be issued upon exercise. The first is the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "1988 Plan"). All employees, officers, directors, and consultants of the Company or any subsidiary were eligible to participate in the 1988 Plan. Under the 1988 Plan, a total of 5,000,000 shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to the 1988 Plan. The second shareholder-approved equity compensation plan is the 1996 Long-term Performance Plan (the “1996 Plan”), adopted in October 1996, which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. Pursuant to the 1996 Plan, an aggregate of 8,000,000 shares of Common Stock have been reserved for issuance.

On March 12, 2002, the Company adopted a Stockholder Rights Plan (“Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's Common Stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions.

On March 12, 2001, the Company granted to James Apostolakis, a director and former executive officer of the Company, warrants to purchase up to an aggregate of 100,000 shares of Common Stock at an exercise price of $5.85 per share. On March 12, 2001, the Company granted to Fred Wilkinson, pursuant to an employment agreement, warrants to purchase up to an aggregate of 350,000 shares of Common Stock at an exercise price of $8.35 per share.

Between January 7, 1999 and February 1, 1999 the Company sold: (i) 6,660 shares of Series C Preferred Stock, convertible into shares of the Company’s Common Stock, par value $.01 and, (ii) warrants to purchase up to an aggregate of 233,100 shares of Common Stock at an exercise price of $3.50 per share (the “Series C Warrants”) for an aggregate purchase price of $6,660,000. The Series C Preferred Stock may be converted into shares of Common Stock at a conversion price equal to the lesser of (i) $3.50 and (ii) 100% of the average of the closing prices of the Common Shares as reported on the exchange upon which they are registered for the three trading days immediately preceding the date of conversion. The offer, sale and delivery of the Series C Preferred Stock were made pursuant to Rule 501 of Regulation D under the Securities Act of 1933.

Dividend Policy

The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the development and expansion of its business. The Company pays a 5% dividend on its Series C Preferred Stock each quarter, as previously discussed.

Applicable provisions of the Delaware General Corporation Law may affect the ability of the Company to declare and pay dividends on its Common Stock as well as on its Series C Preferred Stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of net assets of the company over capital. Capital is defined to be the aggregate par value of shares issued unless otherwise established by the Board of Directors.

Item 6. Selected Financial Data

The following selected financial data (not covered by the auditor’s report) are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods.

Financial Highlights

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data: (000's except per share data)

Revenues	$17,860	$22,415	$9,419	$2,154	$13,173
Gross profit	10,072	12,632	4,190	(505)	8,626
Operating expenses	32,044	32,214	20,050	14,941	11,154
Interest expense	2,991	1,846	853	755	755
Net loss	(25,130)	(21,151)	(16,850)	(15,846)	(2,603)
Loss per common share	(0.62)	(0.57)	(0.50)	(0.51)	(0.09)
Weighted average number
of common shares outstanding-diluted	40,984	37,440	34,392	31,243	30,235

Balance Sheet Data: (000's)

Working capital	$9,303	$33,690	$4,717	$4,622	$10,936
Total assets	29,268	42,755	12,902	8,662	15,619
Note payable	0	10,000	10,000	10,000	10,000
Long-term portion of financing agreements	18,923	15,747	1,350	-	-
Stockholders' equity (deficiency)	(12,531)	6,087	(8,395)	(3,421)	3,494

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

We are in the business of developing, manufacturing and selling pharmaceutical products that treat various medical conditions. Most of our products and developmental product candidates address women’s healthcare issues. We have also developed Striant, a buccal system for the treatment of hypogonadism in men, and a desmopressin buccal product for the treatment of nocturnal enuresis in children.

Over the last few years we have laid a foundation for the Company’s long-term growth by establishing marketing partnerships and forging alliances with strategic partners to create a base business of products that these partners market and that provide us with good margins and growth potential. In addition, in September 2002, we developed our own commercial organization to commercialize our women’s healthcare products in the United States. We more than doubled the size of that sales organization in the summer of 2003 upon FDA approval of Striant. Subsequently, in both January 2004 and February 2005, we restructured our sales and marketing organizations and downsized them to reduce costs. We have advanced several clinical research initiatives designed to realize additional potential from currently marketed Prochieve products by developing new indications, while also bringing new products through the clinic. Our focus in fiscal 2005 is building on this foundation and executing well in key areas, including the successful implementation of our selling strategy of targeting our sales force on current prescribers of our products.

Results of Operations

Summary

(In thousands, except percentages)	2004	Percentage inc./ (dec.)	2003	Percentage inc./ (dec.)	2002

Revenues	$17,860	(20.3)%	$22,415	138.0%	$9,419

Revenues decreased 20% in 2004 to $17.9 million as compared to $22.4 million in 2003 and $9.4 million in 2002. We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

Partnered Products are:
•	Crinone® sold to Serono on a worldwide basis;
•	Striant® sold to our ex-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store ex-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Promoted Products are:
•	Prochieve® 8%, Prochieve 4% and Striant in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty ; and,
•	Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel, and Advantage-S® Bioadhesive Contraceptive Gel, which Lil’ Drug Store pays us promotion fees to present to OB/GYNs.

Revenues from sales of Crinone to Serono were $7.2 million in 2004, compared to $7.7 million in 2003 and $3.6 million in 2002. 2003 was a full year of sales to Serono, as compared to 2002 in which the Company resumed product sales to Serono in June after resolution of a product recall in 2001.

Revenues from the Prochieve line of products were $1.7 million in 2004, $5.8 million in 2003 and $3.5 million in 2002. 2004 revenues reflect a provision for product returns amounting to $3.0 million. In the 2004 fourth quarter, primarily two customers returned $1.4 million of Prochieve that was to expire in 2005. The Company re-evaluated its estimate for product returns, taking into consideration such factors as historical trends, distributor inventory levels and product prescription data and booked an additional provision of $1.0 million. 2003 results reflect revenue from the initial stocking of Prochieve 4%, which the Company began selling in the 2003 first quarter. 2002 results reflect revenue from the initial stocking of Prochieve 8%, which we began selling in the 2002 third quarter.

Revenues from Striant were $3.3 million in 2004 compared to $2.9 million in 2003. 2003 results reflected initial stocking of Striant, which we began selling in the 2003 third quarter. 2004 results include the sale of Striant to Ardana to support the product launch in the United Kingdom.

Revenues from sales of Replens were approximately $2.7 million in 2004, compared to $3.6 million and $1.2 million in 2003 and 2002, respectively. In June 2004, the Company sold the foreign marketing rights for Replens to Lil’ Drug Store. After the first quarter of 2004, Lil’ Drug Store no longer purchased batches of Replens for the U.S. market, which dampened 2004 product revenues.

Gross profit as a percentage of revenues was 56% in 2004 and 2003, and increased from 44% in 2002. The 56% gross profit percentage in 2004 and 2003 resulted from the introduction of Striant, a higher margin product, and the increase in Crinone and Prochieve sales. Cost of goods sold for Prochieve includes a 30% royalty on net sales paid to Serono.

The net loss for 2004 was $25.1 million, or $0.62 per share, as compared to a net loss of $21.2 million, or $0.57 per share, in 2003 and a net loss of $16.8 million, or $0.50 per share, in 2002 as a result of the following components:

Selling and Distribution

(In thousands, except percentages)	2004	Percentage inc./ (dec.)	2003	Percentage inc./ (dec.)	2002

Selling and distribution	$19,007	(15.8)%	$22,570	272.5%	$6,054
As a percentage of revenue	106.4%	5.7 pp	100.7%	36.4 pp	64.3%
Note: PP - percentage points

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Selling and distribution expenses were approximately $19.0 million, $22.6 million and $6.1 million in 2004, 2003 and 2002, respectively. Selling and distribution expenses decreased by approximately 16% in 2004 compared to 2003, and increased by approximately 273% in 2003 compared to 2002. The Company commenced commercialization efforts in September 2002 under the previously discussed Innovex agreement, which accounts for the increase from 2002 to 2003. The decrease from 2003 to 2004 reflects the restructuring of the sales force in January 2004, as previously discussed.

Included in the 2004 expenses were sales force costs of approximately $10.9 million, product marketing expenses of approximately $4.8 million and salary costs of approximately $1.3 million. Expenses in 2003 included approximately $11.8 million in sales force costs, approximately $7.8 million in product marketing expenses and approximately $1.2 million in salary costs. Expenses in 2002 included approximately $2.4 million in sales force costs, approximately $1.6 million in product marketing expenses and approximately $0.7 million in salary costs.

General and Administrative

(In thousands, except percentages)	2004	Percentage inc./ (dec.)	2003	Percentage inc./ (dec.)	2002

General and administrative	$7,588	19.0%	$6,376	24.2%	$5,135
As a percentage of revenue	42.5%	14.1 pp	28.4%	(26.1) pp	54.5%

General and administrative costs include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased by approximately $1.2 million, or 19%, to approximately $7.6 million in 2004 from approximately $6.4 million in 2003. The increase resulted from higher insurance costs ($358,000), salary expense, including the hiring of additional administrative personnel ($415,000) and an increase in the cost of non-legal consultants which included compliance with the provisions of the Sarbanes-Oxley Act of 2002 ($339,000). General and administrative expenses increased approximately $1.2 million or 24% to approximately $6.4 million in 2003 from approximately $5.1 million in 2002. The increase resulted from higher insurance costs ($554,000), salary expense, including the hiring of additional administrative personnel ($297,000) and the increase in the cost of non-legal consultants ($261,000).

Research and Development

(In thousands, except percentages)	2004	Percentage inc./ (dec.)	2003	Percentage inc./ (dec.)	2002

Research and development	$5,449	66.7%	$3,268	(38.9)%	$5,350
As a percentage of revenue	30.5%	15.9 pp	14.6%	(42.2) pp	56.8%

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses increased to approximately $5.4 million in 2004 from approximately $3.3 million in 2003. This increase primarily reflects costs associated with the Company’s PROTERM™ (PROgesterone Gel for Reducing PreTERM Labor and Delivery) study. This Phase III, randomized, double-blind, placebo-controlled, multicenter study is evaluating the efficacy, safety and tolerability of Prochieve 8% in preventing preterm birth in pregnant women who have a history of a spontaneous preterm delivery. 2004 costs also included payments related to the Mutual Recognition Process (“MRP”) for Striant, a one-time event which culminated in October 2004 with the approval of Striant in 14 European countries. The Company expects to recoup MRP-related expenses through milestone payments from its European marketing partners upon receipt of the final licenses for Striant in major countries pursuant to the MRP. Research and development expenses in 2003 decreased to $3.3 million from $5.4 million in 2002 due primarily to the completion in 2002 of many of the Striant-related studies, which had begun in 2000 and 2001.

Other Operating Expenses

Litigation settlement expense of approximately $4.0 million recorded in 2002 represents the amount the Company agreed to pay Serono to settle the litigation that followed the recall of Crinone in April 2001. Product recall costs amounting to negative $449,000 represented the reversal of an accrual for the recall of Crinone made in 2001.

Other Income (Expense)

Interest expense amounted to approximately $3.0 million, $1.8 million and $0.9 million in 2004, 2003 and 2002, respectively. 2004 and 2003 interest expense included approximately $2.2 million and $1.1 million, respectively, as the result of amortizing as interest expense over the term of the agreements the difference between the minimum amounts to be paid to PharmaBio and the amounts received. Interest expense related to the Company’s convertible subordinated note payable totaled approximately $0.7 million in each of 2004, 2003 and 2002.

The Company recorded a loss of $577,917 in 2004 on sale of intangible assets when we sold our intangible assets associated with our over-the-counter products to Lil’ Drug Store. See “Business - Licensing and Development Agreements”.

Contractual Obligations

As previously disclosed, in July 2002 and March 2003 the Company entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and Striant, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts. In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor. Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2005	2006	2007	2008	2009	Beyond
	(in thousands)

Subordinated convertible note	$10,363	$10,363	$-	$-	$-	$-	$-
PharmaBio women's healhcare
finance agreement	7,309	2,378	769	1,597	2,565	-	-
PharmaBio Striant
finance agreement	29,547	376	12,172	564	662	828	14,945
Operating lease obligations	546	220	201	125	-	-	-

Total	$47,765	$13,337	$13,142	$2,286	$3,227	$828	$14,945
Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Impact of Inflation

Sales revenues, manufacturing costs, selling and distribution expenses, general and administrative expenses, and research and development costs tend to reflect the general inflationary trends.

Liquidity and Capital Resources

Cash and cash equivalents decreased from approximately $31.0 million at December 31, 2003 to approximately $19.8 million at December 31, 2004. During 2004, the Company received approximately $6.4 million, net of expenses, from the sale of 2,000,000 shares of its Common Stock, $3.0 million in proceeds from the PharmaBio agreements, $0.3 million from the sale of intangibles, and approximately $0.2 million from the exercise of warrants. During 2004, the Company used approximately $19.9 million of cash for operating activities, approximately $0.5 million for royalty payments to PharmaBio, approximately $0.2 million for dividends on the Series C Preferred Stock, and approximately $0.6 million for fixed asset additions. The effect of exchange rate changes increased cash by approximately $50,000.

Cash and cash equivalents increased from approximately $5.0 million at December 31, 2002 to approximately $31.0 million at December 31, 2003. During 2003, the Company received approximately $28.8 million, net of expenses, from the sale of 2,764,612 shares of its Common Stock, $14.3 million from the proceeds of the PharmaBio agreements and approximately $7.0 million from the exercise of options and warrants. During 2003, the Company used approximately $22.5 million of cash for operating activities, approximately $0.6 million for payments to PharmaBio, approximately $0.6 million to pay off a note payable, approximately $0.2 million for dividends, and approximately $0.4 million for fixed asset additions. The effect of exchange rate changes increased cash by approximately $0.1 million.

At December 31, 2004, the Company had $19.8 million of cash. On February 2, 2004, the Company announced a restructure of its sales and marketing programs to better align expenses with projected revenues. As part of this workforce restructuring, the Company downsized its dedicated sales force to 28 professionals and expects to reduce its selling and distribution expenses by approximately 60% in 2005. The Company believes that it has sufficient cash to meet its operating plan for 2005.

As previously discussed, on July 31, 2002, we entered into an investment and royalty agreement with PharmaBio under which we received $4.5 million in return for a 5% royalty to PharmaBio on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts, including a true-up payment due February 28, 2005 for the difference between royalties paid to that date and $2.75 million. We made the required true-up payment of approximately $1.9 million on February 28, 2005, and have paid $2.75 million to date.

Also, as previously discussed, on March 5, 2003, we entered into a second investment and royalty agreement with PharmaBio under which we received $15 million in return for a 9% royalty to PharmaBio on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, including a true-up payment due in third quarter 2006 for the difference between royalties paid to that period and $13,000,000. We have paid $581,450 to date.

The Company intends to pay off its $10 million convertible subordinated note on March 15, 2005, the date on which it comes due.

The Company has an effective registration statement that we filed with the Securities and Exchange Commission (the “SEC”) using a shelf registration process. Under the shelf registration process, we may offer from time to time shares of our Common Stock up to an aggregate amount of $75,000,000. To date the Company has sold approximately $56,400,000 in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

Effective as of February 6, 2001, the Company entered into a Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the Common Stock, as previously discussed. The Company and Acqua Wellington agreed to extend the term of the Agreement until February 6, 2005, at which time it expired.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of the patents underlying the Company's BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the BDS up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay a portion of the remaining royalty obligation, in cash or stock at the option of the Company, if certain conditions are met. Through December 31, 2004, the Company has paid approximately $2.9 million in royalty payments.

As of December 31, 2004, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $45.8 million of additional capital and would cause the total number of shares outstanding to increase. However, there can be no assurance that such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on equipment. The Company anticipates it will spend approximately $500,000 on equipment in 2005.

As of December 31, 2004, the Company had available net operating loss carryforwards of approximately $114 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2003 and 2002, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $41 million and $32 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of intangible assets, and accounting for the agreements with PharmaBio. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 14 of this Annual Report on Form 10-K.

Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales, using such factors as historical trends, distributor inventory levels and product prescription data, and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the strategic alliance partners’ sales are recorded as revenue as those sales are made by the strategic alliance partners. License fees are recognized in net sales over the term of the license.

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

Accounting For PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amounts exceed the amount received by the Company, the Company has recorded the monies received as liabilities. We are recording the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense over the terms of the agreements.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects, or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties.

These forward looking expectations are based on current assumptions within the bounds of management’s knowledge of our business and operations and which management believes are reasonable. These assumptions are subject to risks and uncertainties, and actual results could differ materially from expectations because of issues and uncertainties such as those listed below and elsewhere in this Annual Report, which, among others, should be considered in evaluating our future financial performance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent reports filed with the SEC.

History of Losses

The Company has had a history of losses in each fiscal year since its founding. For the fiscal year ended December 31, 2004, we had a net loss of $25.1 million. If we are unable to successfully market our products, particularly Prochieve® 8% and Striant®, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.

As of December 31, 2004, we had certain net operating loss carryforwards of approximately $114 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

Minimum Royalty Obligations to PharmaBio

As previously disclosed, in July 2002 and March 2003 we entered into investment and royalty agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and Striant, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts, and the minimum amounts are in excess of the amounts we received from PharmaBio. In the third quarter of 2006 we owe PharmaBio a royalty true-up for the difference between the royalties paid to that period on Striant and $13,000,000. Sales of Striant may not generate royalties which meet the minimum amount due at that time. In that event, there can be no assurance that we will have sufficient cash on hand to make the true-up payment.

Healthcare Insurance and Reimbursement Coverage

Our ability to commercialize Prochieve and Striant and future prescription products will depend, in part, on the extent to which reimbursement for such products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing prescription products to market in addition to Prochieve and Striant, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. There can be no assurance that our current or any of our future products will be added to payors’ formularies, that our products will have preferred status to alternative therapies, or that the formulary decisions will be conducted in a timely manner. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for Prochieve and Striant or future products.

Competition

We and our partners operate in or intend to enter intensely competitive markets. We compete against established pharmaceutical and consumer product companies that market products addressing similar needs. Further, numerous companies are developing, or may develop, enhanced delivery systems and products that compete with our present and proposed products. Many competitors have greater financial, research and technical resources than we have. These competitors may also have greater marketing capabilities, including the resources to implement extensive advertising campaigns. It is possible that we may not have the resources to withstand these and other competitive forces. As a result, we may not gain, and may lose, market share.

Hormone Replacement Risk

In the past, certain studies of female hormone replacement therapy products such as estrogen, have reported an increase in health risks. Progesterone is a natural female hormone, present at normal levels in most women through their lifetimes. However, some women require progesterone supplementation due to a natural or chemical-related progesterone deficiency. It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with progesterone or progestin supplementation or our 8% and 4% progesterone gels. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use progestins, including our progesterone gels.

Similarly, while testosterone is a natural male hormone, present at normal levels in most men through their lifetime, some men require testosterone replacement therapy (“TRT”), to normalize their testosterone levels. It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with TRT or Striant. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use TRT products, including Striant.

In addition investors may become concerned about these issues and decide to sell our Common Stock. These factors could adversely affect our business and the price of our Common Stock.

Product Liability

The Company could be exposed to future product liability claims by consumers. Although the Company presently maintains product liability insurance coverage in the amount of $15 million, there can be no assurance that such insurance will be sufficient to cover all possible liabilities. An award against us in an amount greater than our insurance coverage could have a material adverse effect on our operations. Some customers require us to have a minimum level of product liability insurance coverage before they will purchase or accept our products for distribution. Our failure to satisfy insurance requirements could limit our ability to achieve broad distribution of our products. This could have a material adverse effect upon our business and financial condition.

Intellectual Property Rights

Our success and competitive position are partially dependent on our ability to protect our proprietary position for our technology, products and product candidates. We rely primarily on a combination of patents, trademarks, copyrights, trade secret laws, third-party confidentiality and nondisclosure agreements, and other methods to protect our proprietary rights. The steps we take to protect our proprietary rights, however, may not be adequate. Third parties may infringe or misappropriate our patents, copyrights, trademarks, and similar proprietary rights. Moreover, we may not be able or willing, for financial, legal or other reasons, to enforce our rights. To date, we have never been a party to a proprietary rights action.

Even though we have patents covering our BDS, other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.

The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Limitations on patent protection in some countries outside the U.S., and the differences in what constitutes patentable subject matter in these countries, may limit the protection we seek outside of the U.S. For example, methods of treating humans are not patentable subject matter in many countries outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the U.S. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction.

We own or are seeking registration of the following as trademarks in countries throughout the world: Crinone, Prochieve, Striant, and Striant SR. These trademarks, however, may not afford us adequate protection or we may not have the financial resources to enforce our rights under these trademarks.

Government Regulation

Nearly every aspect of the development, manufacture and commercialization of our approved pharmaceutical products is subject to time-consuming and costly regulation by various governmental entities, including the FDA, the Drug Enforcement Administration and state agencies, as well as regulatory agencies in those foreign countries in which our products are manufactured or distributed. The FDA has the power to seize adulterated or misbranded products and unapproved new drugs, to require their recall from the market, to enjoin further manufacture or sale, and to publicize certain facts concerning a product. The manufacturing of our products which are either manufactured and/or sold in the United States is subject to current Good Manufacturing Practices prescribed by the FDA.

We employ various quality control measures in our efforts to ensure that our products conform to their intended specifications and meet the standards proscribed by applicable governmental regulations. However, notwithstanding our efforts, our products or the ingredients we purchase from our suppliers for inclusion in our products may contain undetected defects or non-conformities with specifications. Such defects or non-conformities could compel us to recall the affected product, make changes to or restrict distribution of the product, or take other remedial actions. The occurrence of such events may harm our relations with or result in the loss of customers, injure our reputation, impair market acceptance of our products, harm our financial results, and, in certain circumstances, expose us to product liability or other claims.

Product Development

Some of our pharmaceutical products are in various stages of development. In the United States and most foreign countries, we must complete extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.

The process of developing product candidates involves a degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	Clinical trials may show our product candidates to be ineffective or to have harmful side effects;
•	Product candidates may fail to receive regulatory approvals required to bring the products to market;
•	Manufacturing costs or other factors may make our product candidates uneconomical; and,
•	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

Success in early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. The speed with which we can complete clinical trials and applications for marketing approval will depend on several factors, including the following:

•
The rate of patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the nature of the study protocol;

•	IRB approval of the study protocol and the informed consent form;
•	Prior regulatory agency review and approval;
•	Analysis of data obtained from clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;
•	Changes in the policies of regulatory authorities for drug approval during the period of product development; and
•	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

In addition, developing product candidates is very expensive and will continue to have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	Our ability to raise any additional funds that we need to complete our trials;
•	The number and outcome of clinical trials conducted by us and/or our collaborators;
•	The number of products we may have in clinical development;
•	In-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and
•	Future levels of our revenue.

Clinical trials are expensive and can take years to complete, and there is no guarantee that the clinical trials will demonstrate sufficient safety and/or efficacy of the products to meet FDA requirements, or those of foreign regulatory authorities.

Adverse Events in Clinical Trials

Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An IRB or independent data safety monitoring board, the FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use.

Regulatory Approval for Product Candidates

Other than Prochieve, all of our product candidates are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and therefore may never be profitable.

As part of the regulatory approval process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy. The number of clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

The results of initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an IRB or independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

▪	A product candidate may not be deemed to be safe or effective;
▪	The manufacturing processes or facilities we have selected may not meet the applicable requirements; and
▪	Changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

Any delay in, or failure to receive, approval for any of our product candidates could prevent us from growing our revenues or achieving profitability.

Dependence on a Principal Supplier

Medical grade, cross-linked polycarbophil, the polymer used in our products using our BDS, is currently available from only one supplier, Noveon. We believe that Noveon will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer. In the event that Noveon cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms which would impair our ability to manufacture and sell our products.

Dependence on Third Party Developers and Manufacturers

We rely on third parties to develop and manufacture our products. These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain FDA approval of alternate developers and manufacturers. The failure to develop new products or delays in development and manufacture of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of our products would impair our ability to deliver our products to customers on a timely and competitive basis, and could result in the loss of revenues.

Key Employees

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly G. Frederick Wilkinson, our President and Chief Executive Officer, and Robert S. Mills, our Senior Vice President and Chief Operating Officer. We have entered into employment agreements with Mr. Wilkinson and Mr. Mills, both of which expire in March 2007. The Board of Directors of the Company has adopted a Form of Indemnification Agreement for Officers and Directors and a Form of Executive Change of Control Severance Agreement. The loss of services of these persons could have a material adverse effect on our business and prospects.

Stock Options, Warrants and Other Securities

As of March 4, 2005, we had 41,751,934 shares of Common Stock outstanding, of which approximately 41,251,934 shares were freely tradable. Approximately 500,000 shares of our Common Stock are restricted securities, but may be sold pursuant to Rule 144 under the Securities Act of 1933. We also have the following securities outstanding: Series B Preferred Stock, Series C Preferred Stock, a subordinated convertible note, warrants, and options. If all of these securities are exercised or converted, an additional 8,816,424 shares of Common Stock will be outstanding, 8,366,424 of which have been registered under the Securities Act. When issued, these registered shares will be freely tradable and restricted shares will be saleable under Rule 144 in the future. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

Anti-takeover Measures

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

Market Risk from Foreign Currency Exchange Rates

With two operating subsidiaries and third party manufacturers in Europe, economic and political developments in the European Union can have a significant impact on our business. Crinone®, Prochieve®, Advantage-S®, RepHresh®, and Striant® products are manufactured in Europe. We are exposed to currency fluctuation related to payment for the manufacture of our products in Euros and other currencies and selling them in U.S. dollars and other currencies.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized, and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

45-Day Extension for Filing Section 404 Report and Attestation

The Sarbanes-Oxley Act of 2002 ("SOX") imposed many requirements regarding corporate governance and financial reporting.  One requirement, under Section 404 SOX, beginning with this Annual Report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report.  In late November 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies.  We elected to utilize this 45-day extension; therefore, this Form 10-K does not include these reports.  These reports will be included in an amended Form 10-K.  During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls.  Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

Item 9 B. Other Information

In the fourth quarter of 2004 the Company reported all required disclosures on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2005 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2005 Annual Meeting of Shareholders. The information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

 The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2005 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

3.1	--	Restated Certificate of Incorporation of the Company, as amended1/
3.2	--	Amended and Restated By-laws of Company10/
4.1	--	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 199910/
4.2	--	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.3	--	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.10/
4.4	--	Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.10/
4.5	--	Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.6	--	Form of Warrant to Purchase Common Stock10/
4.7	--	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999
10.1	--	Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier6/*
10.2	--	Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna6/*
10.3	--	1988 Stock Option Plan, as amended, of the Company4/
10.4	--	1996 Long-term Performance Plan, as amended, of the Company7/
10.5	--	License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19913/
10.6	--	Asset Purchase, License and Option Agreement, dated November 22, 19891/
10.7	--	Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti8/*
10.8	--	License and Supply Agreement for Crinone between Columbia Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 19955/
10.9	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier8/*
10.10	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and
William J. Bologna8/*
10.11	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and
Nicholas A. Buoniconti8/*
10.12	--
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

10.16A	--	License and Supply Agreement by an between the Company and Mipharm S.p.A. dated March 5, 199911/
10.16B	--	License and Supply Agreement for Crinone between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999 12/
10.17	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 12/*
10.18	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 12/*
10.19	--	Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 12/*
10.20	--	Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler 12/*
10.21	--	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 12/
10.22	--	Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.23	--	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.24	--	Distribution Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.25	--	Stock Purchase Agreement, dated January 31, 2001, between the Company and Ridgeway Investment Limited 14/
10.26	--	Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001. 15/
10.27	--	Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson16/*
10.28	--	Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited 17/
10.29	--	Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited 18/
10.30	--	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent19/
10.31†	--	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A.20/
10.32†	--	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.20/
10.33†	--	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc.20/
10.34†	--	Master Services Agreement dated July 31, 2002 between the Company and Innovex LP20/
10.35†	--	Stock Purchase Agreement dated July 31, 2002 By and Between Columbia Laboratories, Inc. and PharmaBio Development Inc.20/
10.36†	--	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc.20/
10.37†	--	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited21/

10.38†	--	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited21/
10.39	--	Amendment No. 1 to the Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of January 31, 200321/
10.40†	--	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc.21/
10.41†	--	Sales Force Work Order #8872 pursuant to the Master Services Agreement having an Effective Date of July 31, 2002, between the Company and Innovex LP21/
10.42	--	Separation and Consulting Agreement dated April 15, 2003 between the Company and William J. Bologna22/
10.43†	--	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A.23/
10.44	--	Standstill Agreement dated December 1, 2003 between the Company and Perry Corp.24/
10.45†	--
Amended and Restated Sales Force Work Order #8795 And Termination of Work Order #8872 pursuant to the Master Services Agreement having an effective date of January 26, 2004 between the Company and Innovex25/

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49 †	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50 †	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51 †	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company30/
23	--	Consent of Goldstein Golub Kessler LLP30/
31.1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company30/
31.2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company30/
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.30/
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.30/

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 15, 2005	By:	/s/ David L. Weinberg
David L. Weinberg, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fred Wilkinson	President and Chief Executive Officer	March 15, 2005
Fred Wilkinson	(Principal Executive Officer)

/s/ David L. Weinberg	Vice President-Finance, Chief	March 15, 2005
David L. Weinberg	Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)

/s/ James J. Apostolakis	Director	March 11, 2005
James J. Apostolakis

/s/ Edward A. Blechschmidt	Vice Chairman of the Board of Directors	March 12, 2005
Edward A. Blechschmidt

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 11, 2005
Stephen G. Kasnet

/s/ Max Link	Director	March 12, 2005
Max Link

/s/ Denis M. O’Donnell	Director	March 14, 2005
Denis M. O’Donnell

/s/ Selwyn P. Oskowitz	Director	March 14, 2005
Selwyn P. Oskowitz

/s/ Robert C. Strauss	Director	March 14, 2005
Robert C. Strauss

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered accounting Firm	F-2

Consolidated Balance Sheets
as of December 31, 2004 and 2003	F-3

Consolidated Statements of Operations
for the Three Years Ended December 31, 2004	F-5

Consolidated Statements of Comprehensive Operations
for the Three Years Ended December 31, 2004	F-6

Consolidated Statements of Stockholders' Equity (Deficiency)
for the Three Years Ended December 31, 2004	F-7

Consolidated Statements of Cash Flows
for the Three Years Ended December 31, 2004	F-9

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 14, 2005

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS:
Cash and cash equivalents, of which $19,230,486 is
interest-bearing as of December 31, 2004	$19,781,591	$30,965,517
Accounts receivable, net of allowance
for doubtful accounts of $86,114
and $120,000 in 2004 and 2003, respectively	4,260,379	5,055,921
Inventories	2,742,544	2,469,224
Prepaid expenses and other current assets	1,155,673	2,240,920
Total current assets	27,940,187	40,731,582

PROPERTY AND EQUIPMENT:
Machinery and equipment	2,672,189	2,151,482
Computer software	437,180	445,385
Office equipment and furniture and fixtures	590,585	770,702
	3,699,954	3,367,569
Less-accumulated depreciation and amortization	(2,492,913)	(2,405,574)
	1,207,041	961,995

INTANGIBLE ASSETS, net	-	920,418

OTHER ASSETS	121,140	140,654
TOTAL ASSETS	$29,268,368	$42,754,649

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	2004	2003
CURRENT LIABILITIES:
Note payable - short-term	$10,000,000	$-
Current portion of financing agreements	2,753,486	1,228,865
Accounts payable	2,772,107	2,806,236
Accrued expenses	3,111,198	3,006,692
Total current liabilities	18,636,791	7,041,793

NOTE PAYABLE - long-term	-	10,000,000
DEFERRED REVENUE	4,239,060	3,879,618
LONG-TERM PORTION OF FINANCING AGREEMENTS	18,923,440	15,746,695
TOTAL LIABILITIES	41,799,291	36,668,106

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2004 and 2003, respectively
(liquidation preference of $13,000 at December 31, 2004)	1	1
Series C Convertible Preferred Stock, 3,250 shares
issued and outstanding in 2004 and 2003, respectively	32	32
(liquidation preference of $3,250,000 at December 31, 2004)
Common stock, $.01 par value; 100,000,000 shares
authorized; 41,751,934 and 39,679,381 shares issued and
outstanding in 2004 and 2003, respectively	417,519	396,794
Capital in excess of par value	168,587,536	162,146,561
Accumulated deficit	(181,777,838)	(156,648,214)
Accumulated other comprehensive income	241,827	191,369
Stockholders' equity (deficiency)	(12,530,923)	6,086,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$29,268,368	$42,754,649

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
REVENUES	$17,860,404	$22,415,028	$9,418,549

COST OF GOODS SOLD	7,788,601	9,782,784	5,228,519
Gross profit	10,071,803	12,632,244	4,190,030

OPERATING EXPENSES:
Selling and distribution	19,006,585	22,570,177	6,053,732
General and administrative	7,588,437	6,376,274	5,135,121
Reseach and development	5,448,685	3,267,966	5,350,156
Litigation settlement expense	-	-	3,960,000
Product recall costs	-	-	(449,489)
Total operating expenses	32,043,707	32,214,417	20,049,520

Loss from operations	(21,971,904)	(19,582,173)	(15,859,490)

OTHER INCOME (EXPENSE):
Interest income	241,342	134,387	51,844
Interest expense	(2,991,136)	(1,846,281)	(852,864)
Loss on sale of intangible assets	(577,917)	-	-
Other, net	169,991	143,048	(189,279)
	(3,157,720)	(1,568,846)	(990,299)

Net loss	$(25,129,624)	$(21,151,019)	$(16,849,789)

LOSS PER COMMON
SHARE - BASIC AND DILUTED	$(0.62)	$(0.57)	$(0.50)

WEIGHED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	40,984,083	37,440,270	34,392,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
NET LOSS	$(25,129,624)	$(21,151,019)	$(16,849,789)

Other comprehensive income:
Foreign curency translation, net of tax	50,458	108,508	101,459

Comprehensive loss	$(25,079,166)	$(21,042,511)	$(16,748,330)

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Capital in		Accumulated Other
	Number of		Number of		Number of		Excess of	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit	Income (Loss)	Total
Balance, January 1, 2002	1,630	$16	3,750	$38	32,752,425	$327,524	$114,917,247	$(118,647,406)	$(18,598)	$(3,421,179)
Issuance of common stock	-	-	-	-	2,691,012	26,910	11,935,156	-	-	11,962,066
Dividends on preferred stock	-	-	-	-	-	-	(187,500)	-	-	(187,500)
Translation adjustment	-	-	-	-	-	-	-	-	101,459	101,459
Conversion of preferred stock	(500)	(5)	0	0	10,285	103	(98)	-	-	-
Net loss	-	-	-	-	-	-	-	(16,849,789)	-	(16,849,789)
Balance, December 31, 2002	1,130	11	3,750	38	35,453,722	354,537	126,664,805	(135,497,195)	82,861	(8,394,943)
Issuance of common stock	-	-	-	-	2,764,612	27,646	28,777,445	-		28,805,091
Options exercised	-	-	-	-	1,260,268	12,603	6,781,574			6,794,177
Warrants exercised	-	-	-	-	57,922	579	199,359			199,938
Fair market value of options
granted to non-employees	-	-	-	-	-	-	96,152	-	-	96,152
Dividends on preferred stock	-	-	-	-	-	-	(178,125)	-	-	(178,125)
Translation adjustment	-	-	-	-	-	-	-	-	108,508	108,508
Conversion of preferred stock	(1000)	(10)	(500)	(6)	163,427	1,634	(1,619)	-	-	(1)
Payment of related party loan	-	-	-	-	(20,570)	(205)	(193,030)	-	-	(193,235)
Net loss	-	-	-	-	-	-	-	(21,151,019)	-	(21,151,019)
Balance, December 31, 2003	130	$1	3,250	$32	39,679,381	$396,794	$162,146,561	$(156,648,214)	$191,369	$6,086,543

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

(Continued)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Capital in		Accumulated Other
	Number of		Number of		Number of		Excess of	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit	Income (Loss)	Total
Balance, December 31, 2003	130	$1	3,250	$32	39,679,381	$396,794	$162,146,561	$(156,648,214)	$191,369	$6,086,543
Issuance of common stock	-	-	-	-	2,000,000	20,000	6,360,000	-	-	6,380,000
Warrants exercised	-	-	-	-	72,553	725	228,961	-	-	229,686
Fair market valueof options
granted to non-employees	-	-	-	-	-	-	14,514	-	-	14,514
Dividends on preferred stock	-	-	-	-	-	-	(162,500)	-	-	(162,500)
Translation adjustment	-	-	-	-	-	-	-	-	50,458	50,458
Net loss	-	-	-	-	-	-	-	(25,129,624)	-	(25,129,624)
Balance, December 31, 2004	130	$1	3,250	$32	41,751,934	$417,519	$168,587,536	$(181,777,838)	$241,827	$(12,530,923)

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,129,624)	$(21,151,019)	$(16,849,789)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	379,855	513,109	579,412
Provision for doubtful accounts	48,917	133,509	(1,191)
Provision for sales returns	3,336,339	406,000	310,183
Write-down of inventories	1,018,677	461,648	453,797
Loss on disposal of fixed assets	-	-	6,384
Interest expense on financing agreements	2,235,777	1,085,073	-
Loss on sale of intangible assets	577,917	-	-
Issuance of options for services	14,514	96,152	-

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	(872,704)	(2,716,249)	(1,385,342)
Inventories	(1,291,997)	(605,662)	(1,786,554)
Prepaid expenses and other current assets	1,085,247	(1,415,087)	(287,571)
Other assets	19,514	29,053	(16,032)

Increase (decrease) in:
Accounts payable	(34,129)	(682,882)	2,858,650
Accrued expenses	(1,612,504)	1,440,086	(775,312)
Deferred revenue	359,442	(70,241)	3,949,859
Net cash used in operating activities	(19,864,759)	(22,476,510)	(12,943,506)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

(Continued)

	2004	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(582,367)	$(357,993)	$(808,104)
Sale of intangible assets	300,000	-	-
Net cash provided by (used in) investing activities	(282,367)	(357,993)	(808,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,380,000	28,805,091	11,962,067
Issuance of note payable	-	-	3,960,000
Payment of note payable	-	(586,667)	(3,373,333)
Proceeds from exercise of options and warrants	229,686	6,994,115	-
Proceeds from financing agreements	3,000,000	14,250,000	2,250,000
Payments pursuant to financing agreements	(534,412)	(609,513)	-
Dividends paid	(162,500)	(178,125)	(187,500)
Net cash provided by financing activities	8,912,774	48,674,901	14,611,234

EFFECT OF EXCHANGE RATE CHANGES ON CASH	50,426	106,754	97,905

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(11,183,926)	25,947,152	957,529

CASH AND CASH EQUIVALENTS,
Beginning of year	30,965,517	5,018,365	4,060,836

CASH AND CASH EQUIVALENTS,
End of year	$19,781,591	$30,965,517	$5,018,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Interest paid	$712,500	$761,208	$807,595

Taxes paid	$110,700	$24,800	$93,900

NON-CASH INVESTING AND FINANCING
ACTIVITIES
Related party loan repaid with common stock	$-	$193,235	$-

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

Liquidity-

As shown in the financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. The Company has been able to raise additional funds from equity offerings and finance arrangements and management believes it can continue to do so in the future. Management believes that the cost reduction measures taken in 2005 and potential equity offerings and/or financing arrangements, together with increased projected revenue in 2005, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur.

Accounting Estimates-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates in the near term.

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

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2004	2003
Finished goods	$1,993,190	$1,096,785
Raw materials	749,354	1,372,439
	$2,742,544	$2,469,224
Shipping costs are included in selling and distribution expenses and amounted to approximately $63,000, $93,000 and $119,000 in 2004, 2003 and 2002 respectively.

Property and Equipment-

Property and equipment is stated at cost less accumulated depreciation. Leasehold improvements are amortized over the term of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:
Years

Software	3
Machinery and equipment	5-10
Furniture and fixtures	5

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the term of the assets are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.

Depreciation expense amounted to approximately $337,000, $270,000 and $291,000 in 2004, 2003 and 2002, respectively.

Concentration of Credit Risk-

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Management believes that the Company is not subject to any significant concentrations of credit risk.

Intangible Assets-

Intangible assets consist of the following:

	December 31,
	2004	2003
Patents	$2,600,000	$2,600,000
Trademarks	341,000	1,566,000
Licensing rights	100,000	100,000
	3,041,000	4,266,000
Less accumulated amortization	(3,041,000)	(3,345,582)
	$-	$920,418

Patents were being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks were being amortized on a straight-line basis over ten years to fifteen years. Licensing rights were being amortized over a period of five years.

On March 16, 2000, the Company acquired the U.S. rights for the product Advantage-S. The cost of the acquisition was $1,225,000 (in cash and Company common stock) which was being amortized over a 15-year period. The U.S. rights were sold on June 29, 2004. The Company recorded a loss of $577,917 on the sale.

Amortization expense amounted to $42,500, $242,924 and $288,276 in 2004, 2003 and 2002, respectively.

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

Accrued Expenses-

Accrued expenses consist of the following:

	2004	2003
Sales returns	$1,992,010	$275,000
Salaries	434,045	175,370
Royalties	222,335	564,582
Interest	207,812	207,812
Professional fees	182,574	196,666
Contract sales force	-	900,000
Marketing costs	-	399,618
Other	72,422	287,644
	$3,111,198	$3,006,692

Income Taxes-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2004	2003	2002
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in valuation allowance	34.0	34.0	34.0
Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2004, the Company has U.S. tax net operating loss carryforwards of approximately $114 million which expire through 2024. The Company also has unused tax credits of approximately $1.4 million which expire at various dates through 2024. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2004 and 2003, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $41 million and $32 million, respectively (comprised primarily of a net operating loss carryforward), for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets is not determinable.

Revenue Recognition-

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is at the time products are shipped to the customer .Provisions for returns, rebates and other allowances are estimated based on a percentage of sales, using such factors as historical trends, distributor inventory levels and product prescription data, and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the Company’s strategic alliance partners’ sales are included in revenues as sales are recorded by the strategic alliance partners.

In the 2004 fourth quarter, primarily two customers of the Company returned $1,362,000 of one of the Company’s products, Prochieve 8%, which was going to expire in 2005. Prochieve 8% was introduced to the trade in the second half of 2002. As a result, the Company re-evaluated its estimate for product returns and recorded an additional provision of approximately $886,000 for estimated additional Prochieve 8% returns in the fourth quarter.

The total provision for returns during the years ended December 31, 2004, 2003 and 2002 were $3,336,339, $406,000 and $310,183, respectively, and were recorded as a reduction of sales.

License Fees-

License revenue consists of up-front, milestone and similar payments under license agreements and is recognized when earned under the terms of the applicable agreements. Milestone payments represent payments for the occurrence of contract-specified events and coincide with the achievement of a substantive element in a multi-element arrangement (See Note 2). License revenue, including milestone payments, is deferred and recognized in revenues over the estimated product life cycle or the length of relevant patents, whichever is shorter.

Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $4,576,000 in 2004, $6,800,000 in 2003 and $1,317,000 in 2002, and is included in selling and distribution expense.

 Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Loss per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 6,204,400, 6,944,911 and 7,704,618 at December 31, 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
Net loss, as reported	$(25,129,624)	$(21,151,019)	$(16,849,789)
Deduct: Total stock-based
employee compensation expense
determined under-fair-value based
methods for all awards	(1,918,022)	(1,707,678)	(1,441,491)
Pro forma net loss	$(27,047,646)	$(22,858,697)	$(18,291,280)

Loss per share: As reported	$(0.62)	$(0.57)	$(0.50)
Pro forma	$(0.66)	$(0.62)	$(0.54)

 The estimated grant date fair value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option life of five years in 2004 and 2003 and three years in 2002, (iii) a risk-free rate of 3.01% in 2004, 4.25% in 2003 and 5.0% in 2002 which represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 54.0% in 2004, 59.2% for 2003 and 57.8% for 2002 and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised.

The weighted-average fair value of options and warrants granted to employees during 2004, 2003 and 2002 was $2.20, $3.33 and $1.81, respectively.

Recent Accounting Pronouncements-

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not completed its evaluation of SFAS No. 123R and therefore has not determined the impact that adopting SFAS No. 123R will have on its results of operations. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Product Recall Costs-

Product recall costs represent the direct out-of-pocket costs related to the recall of the product Crinone that took place in April 2001. In 2002, the unused portion of the accrual was reversed.

 Reclassification of Prior-year Amounts-

Prior-year financial statements have been reclassified to conform to the 2004 presentation.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement, except for South Africa, with American Home Products Corporation (“AHP”) under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone. The Company supplied Crinone to AHP at a price equal to 30% of AHP’s net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company supplies Crinone to Ares Trading S.A. (“Serono”) under the same terms as in the agreement with AHP. In June 2002, as part of the settlement of litigation between the two companies, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ®” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the product and an additional royalty of 40% of Prochieve’s net sales to the infertility specialist market. The Company paid approximately $863,889, $1,685,852 and $989,640 to Serono in accordance with this agreement for the years 2004, 2003 and 2002, respectively.

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

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. On March 5, 2003, the Company and Quintiles Transnational Corp. announced an agreement to commercialize the Company’s Striant® testosterone buccal bioadhesive product in the United States. Under the terms of the agreement, Quintiles’ commercialization unit, Innovex, will provide a dedicated team of approximately 75 sales representatives for two-and-a-half years. In January 2004, the Company and Innovex restructured the sales force dedicated to exclusively promoting the Company’s women’s healthcare products and Striant®. The restructured sales force would be made up of nine Company district managers as well as 80 sales representatives divided evenly between the Company and Innovex. Under the terms of this restructuring, Innovex will accelerate the transfer of responsibility for management of the sales force to the Company, but would continue to provide half the sales representatives. Effective immediately, the Company would take responsibility for all field sales management, all sales force support and will hire one-half of the field sales representatives. The Company will take full responsibility for the remaining Sales Representatives by October 2005. The restructuring of the Innovex agreement will have no effect on the product royalty agreements between the Company and Quintiles’ subsidiary, PharmaBio Development, Inc. (See note 5)

On October 16, 2002, the Company and Ardana Bioscience, Ltd. (“Ardana”) entered into a license and supply agreement for the Company’s Striant® testosterone buccal mucoadhesive product in 18 European countries (excluding Italy). Under the terms of the agreement, Ardana markets, distributes and sells Striant. In exchange for the license, the Company will receive total payments of $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Initial regulatory approval of the U.K. application will be the basis for mutual recognition applications to be filed in the rest of Europe. Additional milestone payments totaling $2 million (of which $800,000 was received in 2004) are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana is obligated to purchase its requirements of product from the Company during the term of the agreement. The agreement shall continue for a period of the later of 10 years from the first commercial sale of the finished product by Ardana or the date of expiration or lapse of the last to expire or lapse Company’s patent rights in the territory, determined on a country by country basis. The Company is recognizing the license revenue on this agreement over a 10-year period and accordingly has recognized revenue of $478,603, $401,681and $50,141 in 2004, 2003 and 2002, respectively. The remaining $3,869,575 is shown as deferred revenue in the accompanying consolidated balance sheets.

In May 2003, the Company and Mipharm S.p.A. entered into an agreement, under which Mipharm will market, distribute and sell Striant in Italy. In exchange for these rights, the Company will receive payments of $1.4 million, including the immediate reimbursement of $350,000 in development costs, which was paid in 2003. An additional $76,048, net of VAT, was received in 2004. A mutual recognition application for marketing in Italy was filed based on initial regulatory approval of the pending application in the United Kingdom. Mipharm will provide additional performance payments upon achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is the Company’s manufacturer for Striant under a May 2002 agreement. The Company is recognizing revenue on this agreement over a 132-month period and accordingly has recognized revenue of $38,003 in 2004 and $18,560 in 2003. The remaining $369,485 is shown as deferred revenue in the accompanying consolidated balance sheets.

In June 2004, the Company sold the worldwide rights to its over-the-counter products Advantage-S® Contraceptive Gel and RepHresh® Vaginal Gel and the foreign rights to Replens® Vaginal Moisturizer to Lil’ Drug Store Products, Inc. The Company also sold its existing finished goods inventory of these products to Lil’ Drug Store Products. Additionally, the companies executed a five year supply agreement and a two and one-half year agreement for the Company’s sales force to continue to promote these products to obstetricians and gynecologists in the United States. Upon closing, the Company received payments amounting to $832,000, which were paid in 2004, from the sale of the rights and inventory. In June 2004, the Company recorded a loss of $577,917 on the loss of the sale of the intangibles assets associated with the products. The Company will receive revenues from the manufacture and sale of product to Lil’ Drug Store Products, promotional fees under a professional services agreement and royalties on sales of products manufactured by third parties.

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

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $625,295 and $498,369 were recorded as interest expense for the years 2004 and 2003, respectively. The agreement calls for a true-up payment, if by February 28, 2005, the Company has not made $2,750,000 in royalty payments to PharmaBio. The amounts paid to PharmaBio were $423,137 for 2004 and $434,919 for 2003. Accordingly the Company made a true-up payment of $1,891,944 on February 28, 2005.

In an agreement dated March 5, 2003, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $15 million, to be paid in five quarterly installments commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $1,610,482 and $586,704 were recorded as interest expense in 2004 and 2003, respectively. The agreement calls for a true-up payment, if by September 30, 2006, the Company has not made $13 million in royalty payments to PharmaBio. The true-up payment is equal to the difference between the royalties paid to September 30, 2006, and $13 million. The amounts paid to PharmaBio were $314,792 for 2004 and $266,658 for 2003.

Liabilities from financing agreements consist of the following:

	December 31,
	2004	2003
July 31, 2002 financing agreement	$4,932,548	$4,648,018
March 5, 2003 financing agreement	16,744,378	12,327,542
	21,676,926	16,975,560
Less: current portion	2,753,486	1,228,865
	$18,923,440	$15,746,695

Because of their terms, the fair value of the future value of the financial agreements cannot be determined.

(6) STOCKHOLDERS' EQUITY (DEFICIENCY):

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

During 2004, the Company issued 2,000,000 shares of its common stock to an institutional investor, which resulted in the Company receiving $6,380,000 after expenses. Also in 2004, outstanding warrants were exercised resulting in the issuance of 72,553 shares of common stock and the receipt of $229,688 by the Company.

Warrants-

As of December 31, 2004, the Company had warrants outstanding for the purchase of 725,000 shares of Common Stock. Information on outstanding warrants is as follows:

Exercise
Price
4.81	200,000
5.85	100,000
7.50	75,000
8.35	350,000
725,000

During 2001, a warrant to purchase 350,000 shares of Common Stock at an exercise price of $8.35 was issued pursuant to an employment agreement with the Company’s new President and Chief Executive Officer. A warrant to purchase
100,000 shares of Common Stock at an exercise price of $5.85 per share was issued to an officer and director of the Company. As of December 31, 2004, 637,500 warrants were exercisable.

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

In October 1996, the Company adopted the 1996 Long-term Performance Plan (“Performance Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. Pursuant to the Performance Plan, an aggregate of 8,000,000 shares of Common Stock have been reserved for issuance.

A summary of the status of the Company’s two stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,087,050	$8.57	6,783,143	$8.23	6,218,643	$8.69
Granted	852,400	4.51	667,175	6.04	692,500	4.18
Exercised	-	-	(1,260,268)	5.39	-	-
Forfeited	(1,460,050)	5.60	(103,000)	8.47	(128,000)	8.67
Outstanding at end of year	5,479,400	8.73	6,087,050	8.57	6,783,143	8.23

Options exercisable at year end	4,141,314		4,628,000		5,566,943

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at December 31, 2004	Life (Years)	Price	at December 31, 2004	Price
$2.14 - $3.83	728,950	7.27	$3.26	373,814	$3.31
$4.05 - $7.90	2,123,950	7.11	5.57	1,175,500	6.01
$8.06 - $12.13	1,499,500	3.23	11.02	1,474,000	11.03
$12.25 - $18.63	1,127,000	2.24	15.16	1,118,000	15.18
$2.14 - $18.63	5,479,400	5.07	8.73	4,141,314	10.03

(7) LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

	2004	2003	2002

Net loss	$(25,129,624)	$(21,151,019)	$(16,849,789)
Less: Preferred stock dividends	(162,500)	(178,125)	(187,500)
Net loss applicable to
common stock	$(25,292,124)	$(21,329,144)	$(17,037,289)

Basic and diluted
Weighted-average number of
common shares outstanding	40,984,083	37,440,270	34,392,060

Basic and diluted net loss per
common share	$(0.62)	$(0.57)	$(0.50)

8) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2004, 2003 and 2002 totaled $355,005, $392,222 and $323,977, respectively. Future minimum lease payments as of December 31, 2004 are as follows:

2005	219,628
2006	201,097
2007	125,216
545,941

Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to 2% of the net sales of products based on the Bioadhesive Delivery System up to an aggregate amount of $7,500,000. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Royalty expense under this agreement amounted to $339,706, $444,933 and $239,357 in 2004, 2003 and 2002, respectively.

In June 2002, as part of the settlement of litigation between Serono and the Company, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ®” to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the products and an additional royality of 40% of Prochieve net sales to the infertility specialist market.

Geographic Area of Operations-

Included in the Company’s Consolidated Balance sheet at December 31, 2004 are the net assets of the Company’s subsidiaries located in Bermuda, France and the United Kingdom that total approximately $15.1 million.

Employment Agreements-

In March 2001, the Company entered into a three-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $450,000 per year plus a minimum 10% bonus. Additionally, the employee was granted options to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $5.85 per share and a warrant to purchase 350,000 shares of the Company’s Common Stock at an exercise price of $8.35 per share. The options and warrants vest ratably over a four-year period. In March 2004, the Company entered into a new three-year employment agreement with the employee to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $500,000 per year plus a target fifty percent bonus. Additionally, the employee was granted options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $4.05 per share.

In February 2005, the Company entered into a two-year employment agreement with an individual to serve as Senior vice President-Operations and Chief Operating Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $300,000 per year plus a target 40% bonus. In addition, the employee was granted a signing bonus and is entitled to certain payments upon the completion of certain milestones. Additionally, the employee was granted options to purchase 175,000 shares of the Company’s Common Stock at an exercise price of $2.05 per share. The options vest ratably over a four-year period.

During 1993, the Company's stockholders approved an Incentive Compensation Plan covering all employees pursuant to which an aggregate of 5% of pretax earnings of the Company for any year will be awarded to designated employees of the Company. No provision was required in 2002 and 2001. In November 2002, the Incentive Compensation Plan was terminated by the Board of Directors.

Legal Proceedings-

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono’s suit against the Company and the Company’s counterclaims against Serono. Under the terms of the settlement, Columbia has rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve ® to a defined audience of obstetricians, gynecologists and primary care physicians in the United States. As part of the settlement, Columbia gave Ares a note for $3.96 million, which was paid in full in March 2003 to cover out of pocket costs resulting from the recall. This amount is shown as litigation settlement expense in Operating Expenses of the Consolidated Statements of Operations.

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

(10) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The following table shows selected information by geographic area:

		(Loss) profit from	Identifiable
	Revenues	Operations	Assets
As of and for the year
ended December 31, 2004-

United States	$11,236,330	$(22,733,040)	$14,207,833
Europe	6,624,074	761,136	15,060,535
	$17,860,404	$(21,971,904)	$29,268,368

As of and for the year
ended December 31, 2003-

United States	$13,573,723	$(20,156,126)	$33,196,720
Europe	8,841,305	573,953	9,557,929
	$22,415,028	$(19,582,173)	$42,754,649

As of and for the year
ended December 31, 2002-

United States	$6,458,323	$(8,190,386)	$5,437,294
Europe	2,960,226	(7,669,104)	7,465,019
	$9,418,549	$(15,859,490)	$12,902,313

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:

	2004	2003	2002

Ares-Serono	$8,512,147	$8,655,947	$3,878,513
Lil' Drug Store Products, Inc.	3,565,760	3,281,034	1,356,343
Cardinal Healthcare	1,419,962	3,296,865	1,624,556
McKesson	1,218,438	2,890,998	489,585
Amerisource Bergen	750,117	447,455	599,028
ANDA, Inc.	52,288	-	623,808
All others (none over 5%)	2,341,692	3,842,729	846,716

	$17,860,404	$22,415,028	$9,418,549

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2004 and 2003:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2004
Net sales	$3,910,450	$3,703,056	$4,129,864	$2,595,833	$14,339,203
Fee income	629,229	960,902	962,955	968,115	3,521,201
Gross profit	2,854,483	2,846,283	2,910,679	1,460,358	10,071803
Loss from operations	(5,562,880)	(5,323,902)	(5,219,876)	(5,865,246)	(21,971,904)
Net loss	(6,254,829)	(6,603,280)	(5,981,839)	(6,289,676)	(25,129,624)
Basic and diluted loss
per common share	(0.16)	(0.16)	(0.14)	(0.15)	(0.62)

2003
Net sales	$3,005,812	$4,245,832	$8,079,976	$4,366,442	$19,698,062
Fee income	599,734	673,968	683,981	759,283	2,716,966
Gross profit	1,928,198	2,782,433	5,740,598	2,181,015	12,632,244
Loss from operations	(4,393,335)	(4,007,791)	(3,830,193)	(7,350,854)	(19,582,173)
Net loss	(4,704,070)	(4,366,608))	(4,254,547)	(7,825,794)	(21,151,019)
Basic and diluted loss
per common share	(0.13)	(0.12)	(0.11)	(0.20)	(0.57)

(1) 2004 fourth quarter net sales includes sales returns for Prochieve 8% of $1,362,000 plus an additional provision for returns of approximately $886,000.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Registered Accounting Firm	F-27

Schedule II-Valuation and Qualifying Accounts	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2004 included in this Form 10-K and have issued our report thereon dated February 14, 2005. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 14, 2005

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

Description	Balance at beginning of period	Charged to (credited to) costs and expenses	Deductions	Balance at end of period

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$120,000	$48,917	$82,803	$86,114

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$30,000	$133,509	$43,509	$120,000

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$40,000	$(1,191)	$8,809	$30,000

EXHIBIT INDEX
Exhibit Numbers

3.1	--	Restated Certificate of Incorporation of the Company, as amended1/
3.2	--	Amended and Restated By-laws of Company10/
4.1	--	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 199910/
4.2	--	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.3	--	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.10/
4.4	--	Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.10/
4.5	--	Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.6	--	Form of Warrant to Purchase Common Stock10/
4.7	--	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999
10.1	--	Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier6/*
10.2	--	Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna6/*
10.3	--	1988 Stock Option Plan, as amended, of the Company4/
10.4	--	1996 Long-term Performance Plan, as amended, of the Company7/
10.5	--	License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19913/
10.6	--	Asset Purchase, License and Option Agreement, dated November 22, 19891/
10.7	--	Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti8/*
10.8	--	License and Supply Agreement for Crinone between Columbia Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 19955/
10.9	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier8/*
10.10	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and
William J. Bologna8/*
10.11	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and
Nicholas A. Buoniconti8/*
10.12	--
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

10.16A	--	License and Supply Agreement by an between the Company and Mipharm S.p.A. dated March 5, 199911/
10.16B	--	License and Supply Agreement for Crinone between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999 12/
10.17	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 12/*
10.18	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 12/*
10.19	--	Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 12/*
10.20	--	Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler 12/*
10.21	--	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 12/
10.22	--	Replens Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/

10.23	--	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.24	--	Distribution Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.25	--	Stock Purchase Agreement, dated January 31, 2001, between the Company and Ridgeway Investment Limited 14/
10.26	--	Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001. 15/
10.27	--	Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson16/*
10.28	--	Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited 17/
10.29	--	Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited 18/
10.30	--	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent19/
10.31†	--	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A.20/
10.32†	--	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.20/
10.33†	--	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc.20/
10.34†	--	Master Services Agreement dated July 31, 2002 between the Company and Innovex LP20/
10.35†	--	Stock Purchase Agreement dated July 31, 2002 By and Between Columbia Laboratories, Inc. and PharmaBio Development Inc.20/
10.36†	--	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc.20/
10.37†	--	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited21/
10.38†	--	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited21/
10.39	--	Amendment No. 1 to the Amended and Restated Common Stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of January 31, 200321/
10.40†	--	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc.21/
10.41†	--	Sales Force Work Order #8872 pursuant to the Master Services Agreement having an Effective Date of July 31, 2002, between the Company and Innovex LP21/
10.42	--	Separation and Consulting Agreement dated April 15, 2003 between the Company and William J. Bologna22/
10.43†	--	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A.23/
10.44	--	Standstill Agreement dated December 1, 2003 between the Company and Perry Corp.24/
10.45†	--
Amended and Restated Sales Force Work Order #8795 And Termination of Work Order #8872 pursuant to the Master Services Agreement having an effective date of January 26, 2004 between the Company and Innovex25/

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49 †	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50 †	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51 †	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company30/
23	--	Consent of Goldstein Golub Kessler LLP30/
31.1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company30/
31.2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company30/

32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.30/
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.30/

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Filed herewith.