Form 10-K/A
period 2004-12-31
COLUMBIA LABORATORIES INC
filed 2005-04-29
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to______________

Commission File number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

354 Eisenhower Parkway
Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 994-3999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	Nasdaq National Market
(Title of each class)	(Name of exchange on which registered)

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

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We filed our Proxy Statement with the United States Securities and Exchange Commission (“SEC”) on April 15, 2005, and mailed it to shareholders on April 21, 2005.

EXPLANATORY NOTE

Columbia Laboratories, Inc., is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005 (the “Original Filing”) in accordance with an exemptive order issued by the SEC (SEC Release No. 34-50754), to amend Item 9A to, among other things:

•                  include Management’s Annual Report on Internal Control Over Financial Reporting, and

•                  include an Attestation Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting.

As a result of these amendments, (1) new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are being filed and (2) a Consent of Independent Registered Public Accounting Firm covering the Attestation Report referred to above is being filed.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized, and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective due to the material weaknesses noted below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2004, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management identified a material weakness in the Company’s internal controls relating to the financial statement close process. The Company is reliant on its chief financial officer, who is solely responsible for the drafting and completing of all financial reporting. The Company’s senior management reviews all financial reporting, but they do not possess sufficient technical accounting and reporting credentials to provide adequate oversight. In addition, there is a lack of segregation of duties in the accounting department. This material weakness results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected, and that therefore the Company’s internal control over financial reporting was not effective as of December 31, 2004. Management also identified significant deficiencies in the Company’s internal controls in that certain international sales were being recorded without shipping confirmation, and, in the fourth quarter of 2004, high levels of returns were received which caused management to adjust the reserve for returns reflected in the Company’s 2004 financial statements. Management has concluded that these significant deficiencies, in combination, amount to a material weakness, in that they result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected, and that therefore the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Goldstein Golub Kessler LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm below).

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

The material weaknesses, noted in Management’s Annual Report on Internal Control Over Financial Reporting above, are being remediated in 2005. The Company is planning to acquire additional technical accounting expertise through additional training, the hiring of another competent employee, or through the engagement of a qualified consultant. With respect to the significant deficiencies relating to the recording of certain international sales and estimating returns, the Company has implemented changes in business processes which management believes remediate these deficiencies.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Columbia Laboratories, Inc.

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Columbia Laboratories, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. As of December 31, 2004 management concluded that the Company did not maintain effective internal control over (i) sales and sales returns and (ii) the financial statement close process. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated February 14, 2005 on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2004 of Columbia Laboratories, Inc. and our report dated February 14, 2005 expressed an unqualified opinion on these financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26, 2005

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

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49 †	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50 †	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51 †	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company30/
23	--	Consent of Goldstein Golub Kessler LLP31/
31.1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company31/
31.2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company31/
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.31/
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.31/

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

31/	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: April 29 2005	By:	/s/ David L. Weinberg
David L. Weinberg
Vice President-Finance, Chief Financial Officer and Treasurer