Form 10-Q
period 2005-03-31
COLUMBIA LABORATORIES INC
filed 2005-05-10
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Number of shares of the Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 1, 2005: 41,751,934

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$4,303,046	$19,781,591
Accounts receivable, net	2,922,775	4,260,379
Inventories	2,808,363	2,742,544
Prepaid expenses and other current assets	859,047	1,155,673
Total current assets	10,893,231	27,940,187

Property and equipment, net	1,120,334	1,207,041
Other assets	120,748	121,140
TOTAL ASSETS	$12,134,313	$29,268,368

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Note payable	$-	$10,000,000
Current portion of financing agreements	805,639	2,753,486
Accounts payable	2,581,740	2,772,107
Accrued expenses	1,792,179	3,111,198
Total current liabilities	5,179,558	18,636,791
Deferred revenue	4,497,127	4,239,060
Long-term portion of financing agreements	19,268,794	18,923,440
TOTAL LIABILITIES	28,945,479	41,799,291
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2005 and 2004	1	1
Series C Convertible Preferred Stock, 3,250 shares issued
and outstanding in 2005 and 2004	32	32
Common stock, $.01 par value; 100,000,000 authorized
41,751,934 shares issued and outstanding in 2005 and
2004	417,519	417,519
Capital in excess of par value	168,546,911	168,587,536
Accumulated deficit	(185,992,545)	(181,777,838)
Accumulated other comprehensive income	216,916	241,827
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(16,811,166)	(12,530,923)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$12,134,313	$29,268,368

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

NET REVENUES	$4,280,577	$4,539,679

COST OF REVENUES	1,817,005	1,685,196
Gross profit	2,463,572	2,854,483

OPERATING EXPENSES:
Selling and distribution	2,898,603	4,872,906
General and administrative	1,825,758	1,927,746
Research and development	1,292,225	1,616,711
Total operating expenses	6,016,586	8,417,363

Loss from operations	(3,553,014)	(5,562,880)
OTHER INCOME (EXPENSE):
Interest income	45,838	59,969
Interest expense	(740,613)	(684,181)
Other, net	33,082	(67,737)
	(661,693)	(691,949)

Net loss	$(4,214,707)	$(6,254,829)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.10)	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	41,751,934	39,751,934
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

NET LOSS	$(4,214,707)	$(6,254,829)

Other comprehensive income (loss):
Foreign currency translation, net of tax	(24,911)	(10,529)

Comprehensive loss	$(4,239,618)	$(6,265,358)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,214,707)	$(6,254,829)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	90,006	107,936
Provision for doubtful accounts	45,000	-
Provision for returns and allowances	546,429	25,575
Writedown of inventories	210,000	100,000
Interest expense on financing agreements	585,033	495,340

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,292,604	98,393
Inventories	(275,819)	(1,000,127)
Prepaid expenses	296,626	820,307
Other assets	392	827

Increase (decrease) in:
Accounts payable	(190,367)	282,106
Accrued expenses	(1,865,448)	(1,707,420)
Deferred revenue	258,067	783,119

Net cash used in operating activities	(3,222,184)	(6,248,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,343)	(25,892)
Net cash used in investing activities	(3,343)	(25,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(10,000,000)	-
Proceeds from exercise of warrants	-	229,688
Proceeds from financing agreements	-	3,000,000
Payments pursuant to financing agreements	(2,187,526)	(92,065)
Dividends paid	(40,625)	(40,625)

Net cash provided by (used in) financing activities	(12,228,151)	3,096,998

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2005	2004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24,867)	(10,424)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(15,478,545)	(3,188,091)

CASH AND CASH EQUIVALENTS,
Beginning of period	19,781,591	30,965,517

CASH AND CASH EQUIVALENTS,
End of period	$4,303,046	$27,777,426

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2) LIQUIDITY:

As shown in the financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. The Company has been able to raise additional funds from equity offerings and finance arrangements and management believes it can continue to do so in the future. Management believes that certain cost reduction measures taken in 2005, together with increased projected revenue in 2005 and potential equity offerings, such as the one consummated on May 10, 2005 (see Note 12), and/or financing arrangements, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur.

(3) INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
Finished goods	$1,672,309	$1,993,190
Raw materials	1,136,054	749,354

	$2,808,363	$2,742,544
(4) NOTE PAYABLE:

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note was paid in full on March 15, 2005.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay the Company $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $166,378 and $147,877 were recorded as interest expense for the quarters ended March 31, 2005 and March 31, 2004, respectively. The Company has paid PharmaBio $2,750,000 under this agreement through March 31, 2005.

In an agreement dated March 5, 2003, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay the Company $15 million, to be paid in five quarterly installments commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $437,156 and $347,463 were recorded as interest expense for the quarters ended March 31, 2005 and March 31, 2004, respectively. The agreement calls for a true-up payment to PharmaBio in an amount equal to the difference between royalties paid through September 30, 2006 and $13,000,000. The Company has paid PharmaBio $581,450 under this agreement through March 31, 2005.

Long term liabilities from financing agreements consisted of the following:

	March 31,	December 31,
	2005	2004
July 31, 2002 financing agreement	$3,021,541	$4,932,548
March 5, 2003 financing agreement	17,052,892	16,744,378
	20,074,433	21,676,926
Less: current portion	805,639	2,753,486
	$19,268,794	$18,923,440

(6) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products medical devices, and cosmetics. The following table shows selected unaudited information by geographic area:

	Net	Loss from	Identifiable
	Revenues	Operations	Assets

As of and for the three months
ended March 31, 2005-
United States	$1,729,367	$(4,481,617)	$4,861,667
Europe	2,551,210	928,603	7,272,646

	$4,280,577	$(3,553,014)	$12,134,313

As of and for the three months
ended March 31, 2004-
United States	$2,332,664	$(5,909,748)	$26,457,792
Europe	2,207,015	346,868	13,007,217

	$4,539,679	$(5,562,880)	$39,465,009
 (7) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended
	March 31,
	2005	2004

Net loss	$(4,214,707)	$(6,254,829)
Less: Preferred stock dividends	(40,625)	(40,625)

Net loss applicable to
common stock	$(4,255,332)	$(6,295,454)

Basic and diluted:
Weighted average number of
common shares outstanding	41,751,934	39,751,934

Basic and diluted net loss per common share	$(0.10)	$(0.16)

(8) LEGAL PROCEEDINGS:

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

(9) STOCK-BASED COMPENSATION:

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the three month periods ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(4,214,707)	$(6,254,829)
Deduct: Total stock-based
compensation expense
determined under fair value based
method for all awards	(516,293)	(452,294)
Pro forma net loss	$(4,731,000)	$(6,707,123)

Loss per share - basic and diluted
As reported	$(0.10)	$(0.16)
Pro forma	$(0.11)	$(0.17)
(10) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not completed its evaluation of SFAS No. 123R and therefore has not determined the impact that adopting SFAS No. 123R will have on its results of operations. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(11) RECLASSIFICATION OF PRIOR-YEAR AMOUNTS:

Prior-year financial statements have been reclassified to conform to the 2005 presentation.

(12) SUBSEQUENT EVENT - SALE OF PREFERRED STOCK

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock, sold to three accredited investors, has a stated value of $100 per share. Each share of Preferred Stock is convertible into 50 shares of common stock. The Preferred Stock pays no dividend and contains voting rights equal to the number of common shares into which each share of Preferred Stock is convertible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Results of Operations - Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Net revenues decreased 6% in the three months ended March 31, 2005 to $4.3 million as compared to $4.5 million in the three months ended March 31, 2004. We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

Partnered Products are:
•	Crinone® sold to Serono (Ares Trading S.A.) on a worldwide basis;
•	Striant® sold to our ex-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Ind. (“Lil’ Drug Store”) ex-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Promoted Products are:
•	Prochieve® 8%, Prochieve 4% and Striant in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty; and
•	Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel, and Advantage-S® Bioadhesive Contraceptive Gel, which Lil’ Drug Store pays us promotion fees to present to OB/GYNs.

Revenues from promoted products increased 63% to $1.4 million in the three months ended March 31, 2005 as compared to $900,000 in the three months ended March 31, 2004, primarily as a result of an increase in sales of the Prochieve line of products.

Revenues from partnered products decreased 22% to $2.9 million in the three months ended March 31, 2005 as compared to $3.7 million in the three months ended March 31, 2004, primarily as a result of the Company’s Replens licensee, Lil’ Drug Store, electing to move manufacture of product for the U.S. market from the Company to a third party after the first quarter of 2004. Sales of that product in the first quarter of 2004 were $878,000.

Gross profit as a percentage of revenues was 58% in the three months ended March 31, 2005 and 63% in the three months ended March 31, 2004. The decrease in gross profit percentage from 2005 from 2004 was the result of the change in product mix. Cost of goods sold for Prochieve includes a 30% royalty on net sales paid to Serono.

Selling and distribution expenses decreased 41% to $2.9 million in the three months ended March 31, 2005, as compared to $4.9 million in the three months ended March 31, 2004. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2005 reduction in expense. Included in the 2005 expenses were sales force costs of approximately $1.7 million, product marketing expenses of approximately $483,000 and salary costs of approximately $272,000. Expenses in 2004 included approximately $2.8 million in sales force costs, approximately $884,000 in product marketing expenses and approximately $439,000 in salary costs.

General and administrative expenses decreased 5% to $1.8 million in the three months ended March 31, 2005 as compared to $1.9 million in the three months ended March 31, 2004. The reduction in 2005 expenses is primarily the result in a decrease in insurance premiums ($251,000), offset by an increase in salary expense ($199,000).

Research and development expenses decreased 20% to $1.3 million in the three months ended March 31, 2005 as compared to $1.6 million in the three months ended March 31, 2004. The decrease is primarily related to a reduction in the costs associated with the Company’s on-going Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk.

As a result, the net loss for the three months ended March 31, 2005 was $4.2 million or $(.10) per common share as compared to the net loss for the three months ended March 31, 2004 of $6.3 million or $(.16) per common share.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $19,781,591 at December 31, 2004 to $4,303,046 at March 31, 2005. During the quarter ended March 31, 2005 the Company used $3,222,184 for operations, paid off its $10,000,000 convertible subordinated note, paid $2,187,526, which included a $1,891,944 true-up payment, to PharmaBio, spent $3,343 on property and equipment and $40,625 for dividends to holders of its Series C preferred stock. The effect of exchange rate changes decreased cash by $24,867.

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock ("Preferred Stock")(see Note 12). The Preferred Stock, sold to three accredited investors, has a stated value of $100 per share. Each share of Preferred Stock is convertible into 50 shares of common stock. The Preferred Stock pays no dividend and contains voting rights equal to the number of common shares into which each share of Preferred Stock is convertible. The Company believes that certain cost reduction measures taken in 2005, together with increased projected revenue in 2005 and potential equity offerings, such as the one consummated on May 10, 2005, and/or financing arrangements, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the Bioadhesive Delivery System, up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s common stock on any national securities exchange is $20 or more. Through March 31, 2005, the Company has paid approximately $3.0 million in royalty payments.

As of March 31, 2005, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $48.5 million of additional capital. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. In addition, the Company anticipates it will spend approximately $500,000 on property and equipment in 2005.

As of March 31, 2005, the Company had available net operating loss carryforwards of approximately $117 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2005 and December 31, 2004, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $42 and $41 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not completed its evaluation of SFAS No. 123R and therefore has not determined the impact that adopting SFAS No. 123R will have on its results of operations. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2004, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Forward-Looking Information

The Company and its representatives from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the SEC and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general views about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of Striant®, Prochieve® 8% and Prochieve® 4% in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely receipt of national marketing authorizations and individual licenses for Striant in European countries; the timely payment of milestone payments by our marketing and product development partners; the timely and successful development of products; the timely and successful completion of clinical studies, including the PROTERM™ study and the lidocaine vaginal gel study; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies, including acceptance and approval of an indication for preventing preterm delivery for Prochieve 8% from the FDA; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

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

Item 4. Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings with the SEC is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2005, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective due to the material weakness noted below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, the Company implemented changes in business processes relating to the recording of international sales and to estimating returns. The Company expects these changes to materially improve, or are reasonably likely to materially improve, the Company’s internal control over financial reporting. Except for those changes there were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

The material weakness, noted above, in the Company’s internal control over financial reporting is being remediated in 2005. The Company is planning to acquire additional technical accounting expertise through additional training, the hiring of another competent employee, or through the engagement of a qualified consultant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, the Company believes that it has reserves or insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of for any unfavorable outcome resulting from these actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
10.52	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis. 1/
10.53	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills. 2/
10.54	Columbia Laboratories Inc. Incentive Plan, 2004.2/
10.55	Description of Columbia Laboratories, Inc., Compensation and Reimbursement Practices for Non-Employee Directors. 3/
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.4/
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.4/
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 4/
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 4/

1/ Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.
2/ Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.
3/ Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005.
4/  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

By:	/S/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer

DATE: May 10, 2005