Form 10-Q
period 2005-06-30
COLUMBIA LABORATORIES INC
filed 2005-08-02
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 1, 2005: 41,751,931

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included on Form 10-K filed with the SEC, as amended.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$8,966,533	$19,781,591
Accounts receivable, net of allowances of $75,000 and $86,114 in 2005 and 2004, respectively	4,675,858	4,260,379
Inventories	2,594,732	2,742,544
Prepaid expenses and other current assets	444,915	1,155,673
Total current assets	16,682,038	27,940,187

Property and equipment, net	1,119,094	1,207,041
Other assets	120,321	121,140
TOTAL ASSETS	$17,921,453	$29,268,368

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Note payable	$—	$10,000,000
Current portion of financing agreements	1,105,049	2,753,486
Accounts payable	1,471,609	2,772,107
Accrued sales returns and other accrued expenses	2,975,817	3,111,198
Total current liabilities	5,552,475	18,636,791
Deferred revenue	4,350,873	4,239,060
Long-term portion of financing agreements	19,588,719	18,923,440
TOTAL LIABILITIES	29,492,067	41,799,291
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and outstanding in 2005 and 2004	1	1
Series C Convertible Preferred Stock, 3,250 shares issued and outstanding in 2005 and 2004	32	32
Series E Convertible Preferred Stock, 69,000 shares issued and outstanding in 2005	690	—
Common stock, $.01 par value; 100,000,000 authorized 41,751,934 shares issued and outstanding in 2005 and 2004	417,519	417,519
Capital in excess of par value	175,410,133	168,587,536
Accumulated deficit	(187,582,581)	(181,777,838)
Accumulated other comprehensive income	183,592	241,827
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(11,570,614)	(12,530,923)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$17,921,453	$29,268,368

See notes to condensed consolidated financial statements

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NET REVENUES	$10,614,422	$9,203,637	$6,333,845	$4,663,958

COST OF REVENUES	4,062,440	3,502,871	2,245,435	1,817,675
Gross profit	6,551,982	5,700,766	4,088,410	2,846,283

OPERATING EXPENSES:
Selling and distribution	5,000,396	9,748,148	2,101,793	4,875,242
General and administrative	3,522,722	3,782,737	1,696,964	1,854,991
Research and development	2,540,822	3,056,663	1,248,597	1,439,952
Total operating expenses	11,063,940	16,587,548	5,047,354	8,170,185

Loss from operations	(4,511,958)	(10,886,782)	(958,944)	(5,323,902)

OTHER INCOME (EXPENSE):
Interest income	86,399	118,976	40,561	59,007
Interest expense	(1,365,966)	(1,435,536)	(625,353)	(751,355)
Loss on sale of intangible assets	—	(577,917)	—	(577,917)
Other, net	(13,218)	(76,850)	(46,300)	(9,113)
	(1,292,785)	(1,971,327)	(631,092)	(1,279,378)

Net loss	($5,804,743)	($12,858,109)	$(1,590,036)	$(6,603,280)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.32)	$(0.04)	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	41,751,934	40,207,797	41,751,934	40,675,011

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NET LOSS	$(5,804,743)	$(12,858,109)	$(1,590,036)	$(6,603,280)

Other comprehensive loss:
Foreign currency translation, net of tax	(58,235)	(16,792)	(33,324)	(6,263)

Comprehensive loss	$(5,862,978)	$(12,874,901)	$(1,623,360)	$(6,609,543)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,804,743)	$(12,858,109)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	155,055	214,628
Provision for doubtful accounts	89,009	20,000
Provision for returns and allowances	2,125,048	100,209
Writedown of inventories	497,125	290,000
Interest expense on financing agreements	1,210,386	1,057,856
Loss on sale of intangible assets	—	577,917
Issuance of options for sales services	4,537	4,886

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(504,488)	1,203,270
Inventories	(349,313)	(1,394,925)
Prepaid expenses	710,758	1,432,130
Other assets	819	(20,260)
Increase (decrease) in:
Accounts payable	(1,300,498)	(325,075)
Accrued sales returns and other accrued expenses	(2,260,429)	(1,642,243)
Deferred revenue	111,813	649,228
Net cash used in operating activities	(5,314,921)	(10,690,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67,216)	(151,320)
Sale of intangible assets	—	300,000
Net cash provided by (used in) investing activities	(67,216)	148,680

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	6,400,000
Proceeds from issuance of preferred stock, net	6,900,000	—
Exercise of options and warrants	—	229,688
Payment of note payable	(10,000,000)	—
Proceeds from financing agreements	—	3,000,000
Payments pursuant to financing agreements	(2,193,544)	(200,106)
Dividends paid	(81,250)	(81,250)
Net cash provided by (used in) financing activities	(5,374,794)	9,348,332

(Continued)

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2005	2004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(58,127)	(16,642)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(10,815,058)	(1,210,118)

CASH AND CASH EQUIVALENTS,
Beginning of period	19,781,591	30,965,517

CASH AND CASH EQUIVALENTS,
End of period	$8,966,533	$29,755,399

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2004, as amended.

Prior-year financial statements have been reclassified to conform to the 2005 presentations.

(2) LIQUIDITY:

As shown in the accompanying financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. The Company has been able to raise additional funds from equity offerings and financing arrangements and management believes it can continue to do so in the future. Management believes that certain cost reduction measures taken in 2005, together with increased projected revenue in 2005 and potential equity offerings, such as the one consummated on May 10, 2005 (see Note 10), and/or financing arrangements, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur.

(3) INVENTORIES:

Inventories as of June 30, 2005, and December 31, 2004, consisted of the following:

	June 30,	December 31,
	2005	2004
Finished goods	$1,665,002	$1,993,190
Raw materials	929,730	749,354

	$2,594,732	$2,742,544
(4) NOTES PAYABLE:

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note was paid in full on March 15, 2005.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”), agreed to pay $4.5 million, in four equal quarterly installments commencing in the third quarter of 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $172,291 and $153,136 were recorded as interest expense for the three months ended June 30, 2005 and June 30, 2004, respectively, and $320,168 and $301,013 were recorded as interest expense for the six months ended June 30, 2005 and June 30, 2004, respectively. The Company has paid PharmaBio $2,753,758 through June 30, 2005 under this agreement.

In an agreement dated March 5, 2003, PharmaBio agreed to pay $15 million in five quarterly installments commencing with the signing of the agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant® (testosterone buccal system) in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $453,062 and $409,380 were recorded as interest expense for the three months ended June 30, 2005 and June 30, 2004, respectively, and $890,218 and $756,843 were recorded as interest expense for the six months ended June 30, 2005 and June 30, 2004, respectively. The agreement calls for a true-up payment to PharmaBio in an amount equal to the difference between royalties paid through September 30, 2006 and $13,000,000. The Company has paid PharmaBio $583,711 through June 30, 2005 under this agreement.

Liabilities from financing agreements as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004
July 31, 2002 financing agreement	$3,190,074	$4,932,548
March 5, 2003 financing agreement	17,503,694	16,744,378
	20,693,768	21,676,926
Less current portion	1,105,049	2,753,486
	$19,588,719	$18,923,440

(6) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products, medical devices and cosmetics. The following table shows selected unaudited information by geographic area:

		Income
	Net	(Loss) from	Identifiable
	Revenues	Operations	Assets

As of and for the six months ended June 30, 2005-
United States	$5,161,006	$(7,141,356)	$9,137,513
Europe	5,453,416	2,629,398	8,783,940

	$10,614,422	$(4,511,958)	$17,921,453

As of and for the six months ended June 30, 2004-
United States	$5,377,007	$(11,690,534)
Europe	3,826,630	803,752

	$9,203,637	$(10,886,782)

As of and for the three months ended June 30, 2005-
United States	$3,431,639	$(2,659,739)
Europe	2,902,206	1,700,795

	$6,333,845	$(958,944)

As of and for the three months ended June 30, 2004-
United States	$3,044,343	$(5,780,786)
Europe	1,619,615	456,884

	$4,663,958	$(5,323,902)

(7) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss	$(5,804,743)	$(12,858,109)	$(1,590,036)	$(6,603,280)
Less: Preferred stock dividends	(81,250)	(81,250)	(40,625)	(40,625)

Net loss applicable to common stock	$(5,885,993)	$(12,939,359)	$(1,630,661)	$(6,643,905)

Basic and diluted:
Weighted average number of common shares outstanding	41,751,934	40,207,797	41,751,934	40,675,011

Basic and diluted net loss per common share	$(0.14)	$(0.32)	$(0.04)	$(0.16)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the periods. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive.

(8) LEGAL PROCEEDINGS:

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operation. Additionally, the Company believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of any unfavorable outcome resulting from these actions. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

(9) STOCK-BASED COMPENSATION:

The Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the six and three month periods ended June 30, 2005 and 2004 would have been as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(5,804,743)	$(12,858,109)	$(1,590,036)	$(6,603,280)
Add: Value of options charged to operations, net of tax	4,537	4,886	4,537	4,886
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(780,244)	(972,474)	(263,951)	(520,180)
Pro forma net loss	$(6,580,450)	$(13,825,697)	$(1,849,450)	$(7,118,574)

Loss per share - basic and diluted
As reported	$(0.14)	$(0.32)	$(0.04)	$(0.16)
Pro forma	$(0.16)	$(0.35)	$(0.05)	$(0.18)

(10) CAPITAL TRANSACTION:

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of common stock, subject to adjustment, and will automatically be converted into common stock at that rate upon the date that the average of the daily market prices of the Company’s common stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of common stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share.

(11) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Condensed Consolidated Financial Statements. See Note 9. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not completed its evaluation of SFAS No. 123R and therefore has not determined the impact that adopting SFAS No. 123R will have on its results of operations. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

We are in the business of developing, manufacturing and selling pharmaceutical, medical device, and cosmetic products that address various healthcare conditions. Most of our products and developmental product candidates address women’s healthcare. We have also developed Striant®, a buccal system for the treatment of hypogonadism in men, and a desmopressin buccal product for the treatment of nocturnal enuresis in children.

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

Over the last few years we have laid a foundation for the Company’s long-term growth by establishing marketing partnerships and forging alliances with strategic partners to create a base business of products that these partners market and that provide us with good margins and growth potential. In addition, in September 2002, we developed our own commercial organization to commercialize our women’s healthcare products in the United States. We more than doubled the size of that sales organization in the summer of 2003 upon approval of Striant®by the Food and Drug Administration. Subsequently, in both January 2004 and February 2005, we restructured our sales and marketing organizations and downsized them to reduce costs. We have advanced several clinical research initiatives designed to realize additional potential from currently marketed Prochieve® products by developing new indications, while also bringing new products through the clinic. Our focus in fiscal 2005 is building on this foundation and executing well in key areas, including the successful implementation of our selling strategy of targeting our sales force on current prescribers of our products.

Results of Operations - Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Net revenues increased 15% in the six months ended June 30, 2005 to $10.6 million as compared to $9.2 million in the six months ended June 30, 2004. Net revenues in the six-month period ended June 30, 2005 reflect a provision for product returns amounting to $2.1 million. During the period, the Company re-evaluated its estimate for product returns to take into consideration additional factors related to inventory and return practices of its primary trade customers. We receive revenues both from selling our products to licensees, which we refer to as our “partnered products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “promoted products.”

Partnered products are:
•	Crinone® sold to Ares Trading S.A. (“Serono”) on a worldwide basis;
•	Striant® sold to our non-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) non-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and
•	Royalty and licensing revenues.

Promoted products are:
•	Prochieve® 8%, Prochieve 4% and Striant in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty; and
•	Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel, and Advantage-S® Bioadhesive Contraceptive Gel, for which Lil’ Drug Store pays us promotion fees to present to OB/GYNs.

Revenues from promoted products increased 63% to $3.1 million in the six months ended June 30, 2005 as compared to $1.9 million in the six months ended June 30, 2004, primarily as a result of an increase in sales of the Prochieve® line of products to trade customers to meet prescription demand.

Revenues from partnered products increased 3% to $7.5 million in the six months ended June 30, 2005 as compared to $7.3 million in the six months ended June 30, 2004.

Gross profit as a percentage of revenues was 62% in both the six months ended June 30, 2005 and the six months ended June 30, 2004.

Selling and distribution expenses decreased 49% to $5.0 million in the six months ended June 30, 2005, as compared to $9.7 million in the six months ended June 30, 2004. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2005 reduction in expense. Included in the 2005 expenses were sales force costs of approximately $2.9 million, product marketing expenses of approximately $768,000 and non-sales force salary costs of approximately $467,000. Expenses in 2004 included approximately $5.9 million in sales force costs, approximately $1.9 million in product marketing expenses and approximately $788,000 in non-sales force salary costs.

General and administrative costs include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased 7% to $3.5 million in the six months ended June 30, 2005 as compared to $3.8 million in the six months ended June 30, 2004. The reduction in 2005 expenses is primarily the result in a decrease in insurance premiums ($495,000) offset by an increase in salaries ($220,000).

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses decreased 17% to $2.5 million in the six months ended June 30, 2005 as compared to $3.1 million in the six months ended June 30, 2004. The decrease is primarily related to a reduction in the costs associated with obtaining regulatory approvals for Striant® in Europe ($396,000) and costs associated with completing Striant® Phase III follow-up studies ($82,000).

In June 2004, the Company recorded a loss of approximately $578,000 when it sold its intangible assets associated with its over-the-counter products to Lil’ Drug Store.

As a result, the net loss for the six months ended June 30, 2005 was $5.8 million or $(.14) per common share as compared to the net loss for the six months ended June 30, 2004 of $12.9 million or $(.32) per common share.

Results of Operations - Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Net revenues increased 36% in the three months ended June 30, 2005 to $6.3 million as compared to $4.7 million in the three months ended June 30, 2004.  Net revenues in the second quarter of 2005 reflect a provision for product returns amounting to $1.6 million. During the quarter, the Company re-evaluated its estimate for product returns to take into consideration additional factors related to inventory and return practices of its primary trade customers. We receive revenues both from our partnered products and our promoted products, which are described above under “Results of Operations - Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004.”

Revenues from promoted products increased 63% to $1.7 million in the three months ended June 30, 2005 as compared to $1.1 million in the three months ended June 30, 2004, primarily as a result of an increase in sales of the Prochieve® line of products to trade customers.

Revenues from partnered products increased 28% to $4.6 million in the three months ended June 30, 2005 as compared to $3.6 million in the three months ended June 30, 2004, primarily as a result of an increase in the sale of RepHresh® and Crinone® to our marketing partners.

Gross profit as a percentage of revenues was 65% in the three months ended June 30, 2005 and 61% in the three months ended June 30, 2004. The increase in gross profit percentage in 2005 as compared to 2004 resulted from an increase in overall production and a change in product mix in 2005. Cost of revenues for Prochieve® includes a 30% royalty on net sales paid to Serono.

Selling and distribution expenses decreased 57% to $2.1 million in the three months ended June 30, 2005, as compared to $4.9 million in the three months ended June 30, 2004.. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2005 reduction in expense. Included in the 2005 expenses were sales force costs of approximately $1.2 million, product marketing expenses of approximately $286,000 and non-sales force salary costs of approximately $195,000. Expenses in 2004 included approximately $3.1 million in sales force costs, approximately $971,000 in product marketing expenses and approximately $389,000 in non-sales force salary costs.

General and administrative expenses decreased 9% to $1.7 million in the three months ended June 30, 2005 as compared to $1.9 million in the three months ended June 30, 2004. The reduction in 2005 expenses is primarily the result in a decrease in insurance premiums ($245,000).

Research and development expenses decreased 13% to $1.2 million in the three months ended June 30, 2005 as compared to $1.4 million in the three months ended June 30, 2004. The decrease is primarily related to a reduction in the costs associated with obtaining regulatory approvals for Striant® in Europe ($308,000) and costs associated with completing Striant Phase III follow-up studies ($240,000), offset by an increase in the Company’s on-going Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk ($233,000).

In June 2004, the Company recorded a loss of approximately $578,000 when it sold its intangible assets associated with its over-the-counter products to Lil’ Drug Store.

As a result, the net loss for the three months ended June 30, 2005 was $1.6 million or $(.04) per common share as compared to the net loss for the three months ended June 30, 2004 of $6.6 million or $(.16) per common share.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $19,781,591 at December 31, 2004 to $8,966,533 at June 30, 2005. During the six months ended June 30, 2005 the Company received $6,900,000 from the sale of 69,000 shares of Series E Preferred Stock. The Company used $5,314,921, for operations, paid off its $10,000,000 convertible subordinated note, paid $2,193,544, which included a $1,891,944 true-up payment to PharmaBio, spent $67,216 on property and equipment and paid a $81,250 dividend to holders of its Series C preferred stock. The effect of exchange rate changes reduced cash by $58,127.

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Preferred Stock in a transaction exempt from the registration requirements of the Securities Act (see Note 10). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of common stock, subject to adjustment, and will automatically be converted into common stock at that rate upon the date that the average of the daily market prices of the Company’s common stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividend and contains voting rights equal to the number of shares of common stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. The Company believes that certain cost reduction measures taken in 2005, together with increased projected revenue in 2005 and potential equity offerings, such as the one consummated on May 10, 2005, and/or financing arrangements, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur. The Company believes that it has sufficient cash to meet its operating plan for 2005.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the BDS, up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s common stock on any national securities exchange is $20 or more. Through June 30, 2005, the Company has paid approximately $3.2 million in royalty payments.
As of June 30, 2005, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $49.0 million of additional capital and would cause the total number of shares outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. In addition, the Company anticipates it will spend approximately $200,000 on property and equipment in 2005.

As of June 30, 2005, the Company had available net operating loss carryforwards of approximately $120 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with SFAS No. 109, as of June 30, 2005 and December 31, 2004, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $43 and $41 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not completed its evaluation of SFAS No. 123R and therefore has not determined the impact that adopting SFAS No. 123R will have on its results of operations. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 14 of the Annual Report for the year ended December 31, 2004 on Form 10-K, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Forward-Looking Information

The Company and its representatives from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the SEC and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general views about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of Striant®, Prochieve® 8% and Prochieve® 4% in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely receipt of national marketing authorizations and individual licenses for Striant in European countries; the timely payment of milestone payments by our marketing and product development partners; the timely and successful development of products; the timely and successful completion of clinical studies, including the Prochieve® 8% study in the prevention of preterm birth and the lidocaine vaginal gel studies; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies, including acceptance and approval of an indication for preventing preterm delivery for Prochieve 8% from the FDA; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

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

As of June 30, 2005, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation and the changes in business processes discussed in the following paragraph, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, the Company implemented changes in business processes relating to oversight in the review of financial reporting and to the segregation of duties in the accounting department. The Company expects these changes are reasonably likely to materially improve the Company’s internal control over financial reporting. Except for those changes there were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operation. Additionally, the Company believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of for any unfavorable outcome resulting from these actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Preferred Stock in a transaction exempt from the registration requirements of the Securities Act. The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of common stock, subject to adjustment, and will automatically be converted into common stock at that rate upon the date that the average of the daily market prices of the Company’s common stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividend and contains voting rights equal to the number of shares of common stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. The cash raised will be used as general working capital.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of shareholders on May 12, 2004. At the Annual Meeting:

1. Six nominees for director were elected for a one-year term by a vote of shares as follows:

Edward Blechschmidt received 39,775,653 votes for his election (99.5% of shares voted; 95.3% of shares outstanding) and 204,457 votes were withheld (0.5% of shares voted; 0.5% of outstanding shares).

Stephen Kasnet received 39,630,800 votes for his election (99.1% of shares voted; 94.9% of shares outstanding) and 349,310 votes were withheld (0.9% of shares voted; 0.8% of outstanding shares).

Denis M. O’Donnell received 39,734,393 votes for his election (99.4% of shares voted; 95.2% of shares outstanding) and 245,717 votes were withheld (0.6% of shares voted; 0.6% of outstanding shares).

Selwyn P. Oskowitz received 39,778,303 votes for his election (99.5% of shares voted; 95.3% of shares outstanding) and 201,807 votes were withheld (0.5% of shares voted; 0.5% of outstanding shares).

Robert C. Strauss received 39,772,303 votes for his election (99.5% of shares voted; 95.3% of shares outstanding) and 207,807 votes were withheld (0.5% of shares voted; 0.5% of outstanding shares).

G. Frederick Wilkinson received 37,354,247 votes for his election (93.4% of shares voted; 89.5% of shares outstanding) and 2,625,863 votes were withheld (6.6% of shares voted; 6.3% of outstanding shares).

2. The designation of Goldstein Golub Kessler LLP to audit the books and records of the Company for the year ending December 31, 2005 was ratified by a vote of 99.5% of shares voted (or 95.3% of outstanding shares).

For	Against	Abstain

39,784,639	91,762	103,709

Item 5. Other Information

None.

Item 6. Exhibits

A.	Exhibits

4.1	--	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005, with the Delaware Secretary of State.[2]
10.1	--	Description of the registrant’s compensation and reimbursement practices for its non-employee directors [1]
10.56	--	Preferred Stock Purchase Agreement, Dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners, L.P, and Perry Partners International, Inc.[2]
10.57	--	Columbia Laboratories, Inc. Incentive Plan [3]
10.58	--	2005 base salaries and incentive bonus targets for Registrant’s executive officers.[3]
31(i).1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.[4]
31(i).2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.[4]
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[4]
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[4]
99.1	--	Schedule Identifying Series E Convertible Preferred Stock Purchase Agreements Omitted [2]

[1]	--	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005
[2]	--	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2005
[3]	--	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2005
[4]	--	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

DATE: August 2, 2004	By:	/s/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer

Exhibit Index

4.1	--	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005, with the Delaware Secretary of State.[2]
10.1	--	Description of the registrant’s compensation and reimbursement practices for its non-employee directors [1]
10.56	--	Preferred Stock Purchase Agreement, Dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners, L.P, and Perry Partners International, Inc.[2]
10.57	--	Columbia Laboratories, Inc. Incentive Plan [3]
10.58	--	2005 base salaries and incentive bonus targets for Registrant’s executive officers.[3]
31(i).1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.[4]
31(i).2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.[4]
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[4]
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the \Sarbanes-Oxley Act of 2002.[4]
99.1	--	Schedule Identifying Series E Convertible Preferred Stock Purchase Agreements Omitted [2]

[1]	--	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005
[2]	--	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2005
[3]	--	Incorporated by reference to the Registrant’ s Current Report on Form 8-K, dated May 17, 2005
[4]	--	Filed herewith