Form 10-Q
period 2005-09-30
COLUMBIA LABORATORIES INC
filed 2005-11-07
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 1, 2005: 41,751,934

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included on Form 10-K filed with the SEC, as amended.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$7,202,394	$19,781,591
Accounts receivable, net of allowances of $75,000 and
$86,114 in 2005 and 2004, respectively	6,232,910	4,260,379
Inventories	2,160,898	2,742,544
Prepaid expenses and other current assets	675,739	1,155,673
Total current assets	16,271,941	27,940,187

Property and equipment, net	1,065,102	1,207,041
Other assets	120,101	121,140
TOTAL ASSETS	$17,457,144	$29,268,368

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Note payable	$-	$10,000,000
Current portion of financing agreements	995,790	2,753,486
Accounts payable	2,539,479	2,772,107
Accrued sales returns and other accrued expenses	2,524,508	3,111,198
Total current liabilities	6,059,777	18,636,791
Deferred revenue	4,204,608	4,239,060
Long-term portion of financing agreements	20,085,444	18,923,440
TOTAL LIABILITIES	30,349,829	41,799,291
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2005 and 2004	1	1
Series C Convertible Preferred Stock, 3,250 shares issued
and outstanding in 2005 and 2004	32	32
Series E Convertible Preferred Stock, 69,000 shares issued
and outstanding in 2005	690	-
Common stock, $.01 par value; 100,000,000 authorized
41,751,934 shares issued and outstanding in 2005 and 2004	417,519	417,519
Capital in excess of par value	175,371,709	168,587,536
Accumulated deficit	(188,864,523)	(181,777,838)
Accumulated other comprehensive income	181,887	241,827
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(12,892,685)	(12,530,923)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$17,457,144	$29,268,368

See notes to condensed consolidated financial statements

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

NET REVENUES	$17,148,364	$14,296,456	$6,533,942	$5,092,819

COST OF REVENUES	6,452,554	5,685,011	2,390,114	2,182,140
Gross profit	10,695,810	8,611,445	4,143,828	2,910,679

OPERATING EXPENSES:
Selling and distribution	6,700,682	14,958,153	1,700,286	5,210,005
General and administrative	5,163,342	5,687,018	1,640,620	1,904,281
Research and development	3,993,397	4,072,932	1,452,575	1,016,269
Total operating expenses	15,857,421	24,718,103	4,793,481	8,130,555

Loss from operations	(5,161,611)	(16,106,658)	(649,653)	(5,219,876)

OTHER INCOME (EXPENSE):
Interest income	127,995	182,321	41,596	63,345
Interest expense	(2,031,630)	(2,206,489)	(665,664)	(770,953)
Loss on sale of intangible assets	-	(577,917)	-	-
Other, net	(21,439)	(131,205)	(8,221)	(54,355)
	(1,925,074)	(2,733,290)	(632,289)	(761,963)

Net loss	$(7,086,685)	$(18,839,948)	$(1,281,942)	$(5,981,839)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.47)	$(0.03)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	41,751,934	40,726,264	41,751,934	41,751,934

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

NET LOSS	$(7,086,685)	$(18,839,948)	$(1,281,942)	$(5,981,839)

Other comprehensive loss:
Foreign currency translation, net of tax	(59,940)	(6,126)	(1,705)	10,666

Comprehensive loss	$(7,146,625)	$(18,846,074)	$(1,283,647)	$(5,971,173)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,086,685)	$(18,839,948)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	220,763	301,712
Provision for doubtful accounts	136,661	48,917
Provision for returns and allowances	2,263,044	580,906
Writedown of inventories	807,354	511,323
Interest expense on financing agreements	1,876,050	1,639,969
Loss on sale of intangible assets	-	577,917
Issuance of options for sales services	6,738	10,130

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(2,109,192)	(1,218,919)
Inventories	(225,708)	(1,416,919)
Prepaid expenses	479,934	1,099,312
Other assets	1,039	(20,445)
Increase (decrease) in:
Accounts payable	(232,628)	(1,098,060)
Accrued sales returns and other accrued expenses	(2,849,734)	(1,900,175)
Deferred revenue	(34,452)	515,338
Net cash used in operating activities	(6,746,816)	(19,208,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,936)	(170,683)
Sale of intangible assets	-	300,000
Net cash provided by (used in) investing activities	(78,936)	129,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	6,380,000
Proceeds from issuance of preferred stock, net	6,900,000	-
Exercise of options and warrants	-	229,688
Payment of note payable	(10,000,000)	-
Proceeds from financing agreements	-	3,000,000
Payments pursuant to financing agreements	(2,471,742)	(298,418)
Dividends paid	(121,875)	(121,875)
Net cash provided by (used in) financing activities	(5,693,617)	9,189,395

(Continued)

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2005	2004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(59,828)	(5,996)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(12,579,197)	(9,896,226)

CASH AND CASH EQUIVALENTS,
Beginning of period	19,781,591	30,965,517

CASH AND CASH EQUIVALENTS,
End of period	$7,202,394	$21,069,291

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

(2) LIQUIDITY:

As shown in the accompanying financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. The Company has been able to raise additional funds from equity offerings and financing arrangements and management believes it can continue to do so in the future. Management believes that certain cost reduction measures taken in 2005, together with projected revenues in 2005 and 2006 and potential equity offerings, such as the one consummated in the second quarter of 2005, and/or financing arrangements, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur.

(3) INVENTORIES:

Inventories as of September 30, 2005, and December 31, 2004, consisted of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$1,345,614	$1,993,190
Raw materials	815,284	749,354

	$2,160,898	$2,742,544

(4) NOTES PAYABLE:

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note was paid in full on March 15, 2005.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”), agreed to pay $4.5 million, in four equal quarterly installments commencing in the third quarter of 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $198,119 and $159,644 were recorded as interest expense for the three months ended September 30, 2005 and September 30, 2004, respectively, and $518,287 and $460,657 were recorded as interest expense for the nine months ended September 30, 2005 and September 30, 2004, respectively. The Company has paid PharmaBio $2,928,838 through September 30, 2005 under this agreement.

In an agreement dated March 5, 2003, PharmaBio agreed to pay $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant® (testosterone buccal system) in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $467,545 and $422,469 were recorded as interest expense for the three months ended September 30, 2005 and September 30, 2004, respectively, and $1,357,763 and $1,179,312 were recorded as interest expense for the nine months ended September 30, 2005 and September 30, 2004, respectively. The agreement calls for a true-up payment to PharmaBio in an amount equal to the difference between royalties paid through September 30, 2006 and $13,000,000. The true-up payment is due on November 14, 2006. The Company has paid PharmaBio $686,828 through September 30, 2005 under this agreement.

Liabilities from financing agreements as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
July 31, 2002 financing agreement	$3,213,113	$4,932,548
March 5, 2003 financing agreement	17,868,121	16,744,378
	21,081,234	21,676,926
Less current portion	995,790	2,753,486
	$20,085,444	$18,923,440

(6) SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products, medical devices and cosmetics. The following table shows selected unaudited information by geographic area:

		Income
	Net	(Loss) from	Identifiable
	Revenues	Operations	Assets

As of and for the nine months
ended September 30, 2005-
United States	$9,195,126	$(8,875,021)	$6,311,442
Europe	7,953,238	3,713,410	11,145,702

	$17,148,364	$(5,161,611)	$17,457,144

For the nine months
ended September 30, 2004-
United States	$9,292,983	$(16,570,852)
Europe	5,003,473	464,194

	$14,296,456	$(16,106,658)

For the three months
ended September 30, 2005-
United States	$4,034,120	$(1,733,665)
Europe	2,499,822	1,084,012

	$6,533,942	$(649,653)

For the three months
ended September 30, 2004-
United States	$3,915,976	$(4,880,318)
Europe	1,176,843	(339,558)

	$5,092,819	$(5,219,876)

(7) LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(7,086,685)	$(18,839,948)	$(1,281,942)	$(5,981,839)
Plus: Preferred stock dividends	(121,875)	(121,875)	(40,625)	(40,625)

Net loss applicable to
common stockholders	$(7,208,560)	$(18,961,823)	$(1,322,567)	$(6,022,464)

Basic and diluted:
Weighted average number of
common shares outstanding	41,751,934	40,726,264	41,751,934	41,751,934

Basic and diluted net loss per common share	$(0.17)	$(0.47)	$(0.03)	$(0.14)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the periods. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants excluded from the calculation amounted to 6,826,745 and 6,283,836 at September 30, 2005 and 2004, respectively.

(8) LEGAL PROCEEDINGS:

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations. Additionally, the Company believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of any unfavorable outcome resulting from these actions. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.

(9) STOCK-BASED COMPENSATION:

The Company has elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the nine and three month periods ended September 30, 2005 and 2004 would have been as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(7,086,685)	$(18,839,948)	$(1,281,942)	$(5,981,839)
Add: Value of options charged
to operations, net of tax	6,738	10,130	2,201	3,141
Deduct : Total stock-based compensation
expense determined under fair value
based method for all awards, net of tax	(1,041,426)	(1,410,607)	(261,182)	(438,133)
Pro forma net loss	$(8,121,373)	$(20,240,425)	$(1,540,923)	$(6,416,831)

Loss per share - basic and diluted
As reported	$(0.17)	$(0.47)	$(0.03)	$(0.14)
Pro forma	$(0.20)	$(0.50)	$(0.04)	$(0.15)

(10) RECENT ACCOUNTING PRONOUNCEMENTS:

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

Results of Operations - Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

Net revenues increased 20% in the nine months ended September 30, 2005 to $17.1 million as compared to $14.3 million in the nine months ended September 30, 2004. Net revenues in the nine-month period ended September 30, 2005 reflect a provision for product returns amounting to $2.3 million. During the period, the Company re-evaluated its estimate for product returns to take into consideration additional factors related to inventory and return practices of its primary trade customers. We receive revenues both from selling our products to licensees, which we refer to as our “partnered products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “promoted products.”

Partnered products are:
•	Crinone® sold to Ares Trading S.A. (“Serono”) on a worldwide basis;
•	Striant® sold to our non-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) non-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and
•	Royalty and licensing revenues.

Promoted products are:
•	Prochieve® 8%, Prochieve® 4% and Striant® in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty; and
•	Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel, and Advantage-S® Bioadhesive Contraceptive Gel, for which Lil’ Drug Store pays us promotion fees to present to OB/GYNs.

Net revenues from promoted products decreased 2% to $5.4 million in the nine months ended September 30, 2005 as compared to $5.5 million in the nine months ended June 30, 2004, primarily as a result of a decrease in the sales of Striant® offset by an increase in the sales of Prochieve® 8% to trade customers.

Net revenues from partnered products increased 33% to $11.7 million in the nine months ended September 30, 2005 as compared to $8.8 million in the nine months ended September 30, 2004, primarily as a result of an increase in the sale of RepHresh® and Crinone® to our marketing partners.

Gross profit as a percentage of revenues was 62% in the nine months ended September 30, 2005 versus 60% in the nine months ended September 30, 2004. The increase in gross profit percentage in 2005 as compared to 2004 resulted from an increase in overall production and a change in product mix in 2005. Cost of revenues for Prochieve® includes a 30% royalty on net sales paid to Serono.

Selling and distribution expenses decreased 55% to $6.7 million in the nine months ended September 30, 2005, as compared to $15.0 million in the nine months ended September 30, 2004. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2005 reduction in expense. Included in the 2005 expenses were sales force costs of approximately $3.8 million, product marketing expenses of approximately $1.1 and non-sales force salary costs of approximately $610,000. Expenses in 2004 included approximately $8.6 million in sales force costs, approximately $3.7 million in product marketing expenses and approximately $1.1 million in non-sales force salary costs.

General and administrative costs include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased 9% to $5.2 million in the nine months ended September 30, 2005 as compared to $5.7 million in the nine months ended September 30, 2004. The reduction in 2005 expenses is primarily the result in a decrease in insurance premiums ($702,000) offset by an increase in salaries ($172,000).

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses decreased 2% to $4.0 million in the nine months ended September 30, 2005 as compared to $4.1 million in the nine months ended September 30, 2004. The decrease is related to a reduction in the costs associated with obtaining regulatory approvals for Striant® in Europe ($396,000), the cost of outside consultants ($224,000) and costs associated with completing Striant® Phase III follow-up studies ($164,000) offset by an increase in costs of the Company’s on-going Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk ($717,000).

Interest expense for the nine months ended September 30, 2005 of $2.0 million included $1.9 million from the PharmaBio financing agreements and $155,580 from a convertible subordinated note that was paid off on March 15, 2005. Interest expense in 2004 of $2.2 million included $1.6 million from the PharmaBio financing agreements and $566,520 from a convertible subordinated note.

In 2004, the Company recorded a loss of approximately $578,000 when it sold its intangible assets associated with its over-the-counter products to Lil’ Drug Store.

As a result, the net loss for the nine months ended September 30, 2005 was $7.1 million or $(.17) per common share as compared to the net loss for the nine months ended September 30, 2004 of $18.8 million or $(.47) per common share.

Results of Operations - Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Net revenues increased 28% in the three months ended September 30, 2005 to $6.5 million as compared to $5.1 million in the three months ended September 30, 2004.  We receive revenues both from our partnered products and our promoted products, which are described above under “Results of Operations - Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004.”

Revenues from promoted products decreased 35% to $2.3 million in the three months ended September 30, 2005 as compared to $3.6 million in the three months ended September 30, 2004, primarily as a result of a decrease in sales of both Striant® and the Prochieve® line of products to trade customers.

Revenues from partnered products increased 185% to $4.2 million in the three months ended September 30, 2005 as compared to $1.5 million in the three months ended September 30, 2004, primarily as a result of an increase in the sale of RepHresh® and Crinone® to our marketing partners.

Gross profit as a percentage of revenues was 63% in the three months ended September 30, 2005 and 57% in the three months ended September 30, 2004. The increase in gross profit percentage in 2005 as compared to 2004 resulted from an increase in overall production and a change in product mix in 2005. Cost of revenues for Prochieve® includes a 30% royalty on net sales paid to Serono.

Selling and distribution expenses decreased 67% to $1.7 million in the three months ended September 30, 2005, as compared to $5.2 million in the three months ended September 30, 2004.. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2005 reduction in expense. Included in the 2005 expenses were sales force costs of approximately $920,000, product marketing expenses of approximately $312,000 and non-sales force salary costs of approximately $143,000. Expenses in 2004 included approximately $2.7 million in sales force costs, approximately $1.8 million in product marketing expenses and approximately $374,000 in non-sales force salary costs.

General and administrative expenses decreased 14% to $1.6 million in the three months ended September 30, 2005 as compared to $1.9 million in the three months ended September 30, 2004. The reduction in 2005 expenses is primarily the result in a decrease in insurance premiums ($206,000).

Research and development expenses increased 43% to $1.5 million in the three months ended September 30, 2005 as compared to $1.0 million in the three months ended September 30, 2004. The increase is primarily related to an increase in costs of the Company’s on-going Phase III trial for Prochieve® 8% in preventing pre-term delivery in pregnant women who are at high risk ($709,000) offset by a reduction in the costs of outside consultants ($118,000).

Interest expense for the three months ended September 30, 2005 of $665,664 represented the interest from the PharmaBio financing agreements. Interest expense in 2004 of $770,953 included $582,113 from the PharmaBio financing agreements and $188,840 from a convertible subordinated note that was paid off on March 15, 2005.

As a result, the net loss for the three months ended September 30, 2005 was $1.3 million or $(.03) per common share as compared to the net loss for the three months ended September 30, 2004 of $6.0 million or $(.14) per common share.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $19,781,591 at December 31, 2004 to $7,202,394 at September 30, 2005. During the nine months ended September 30, 2005 the Company received $6,900,000 from the sale of 69,000 shares of Series E Preferred Stock. The Company used $6,746,816, for operations, paid off its $10,000,000 convertible subordinated note, paid $2,471,742, which included a $1,891,944 true-up payment to PharmaBio, spent $78,936 on property and equipment and paid a $121,875 dividend to holders of its Series C preferred stock. The effect of exchange rate changes reduced cash by $59,828.

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Preferred Stock in a transaction exempt from the registration requirements of the Securities Act. The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of common stock, subject to adjustment, and will automatically be converted into common stock at that rate upon the date that the average of the daily market prices of the Company’s common stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividend and contains voting rights equal to the number of shares of common stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. The Company believes that certain cost reduction measures taken in 2005, together with projected revenues in 2005 and 2006 and potential equity offerings, such as the one consummated on May 10, 2005, and/or financing arrangements, will enable the Company to sustain its operations. However, there can be no assurance given that this will occur.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the BDS, up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s common stock on any national securities exchange is $20 or more. Through September 30, 2005, the Company has paid approximately $3.3 million in royalty payments.

As of September 30, 2005, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $48.4 million of additional capital and would cause the total number of shares outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. In addition, the Company anticipates it will spend approximately $120,000 on property and equipment in 2005.

As of September 30, 2005, the Company had available net operating loss carryforwards of approximately $122 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with SFAS No. 109, as of September 30, 2005 and December 31, 2004, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $44 and $41 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

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

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of the Annual Report for the year ended December 31, 2004 on Form 10-K, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Forward-Looking Information

The Company and its representatives from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the SEC and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, clinical studies, product introductions, entry into new geographic regions and general views about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of Striant®, Prochieve® 8% and Prochieve® 4% in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely receipt of national marketing authorizations and individual licenses for Striant® in European countries; the timely payment of milestone payments by our marketing and product development partners; the timely and successful development of products; the timely and successful completion of clinical studies, including the Prochieve® 8% study in the prevention of preterm birth and the lidocaine vaginal gel studies; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies, including acceptance and approval of an indication for preventing preterm delivery for Prochieve 8% from the FDA; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

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

As of September 30, 2005, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, there were no significant changes in the Company’s internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

A.	Exhibits

31(i).1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.
31(i).2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

DATE: November 7, 2005	By:	/S/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer

Exhibit Index

.
31(i).1	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.
31(i).2	--	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.