Form 10-K
period 2005-12-31
COLUMBIA LABORATORIES INC
filed 2006-03-13
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes      ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.15, was $90.4 million.

Number of shares of common stock of Columbia Laboratories, Inc. issued and outstanding as of March 3, 2006: 41,754,784.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Unites States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 10, 2006.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2005

* Items 11, 12, 13, 14 and portions of Item 10 are incorporated by reference to the Company’s 2006 Proxy Statement.

PART I

Item 1. Business

General

Since the incorporation of Columbia Laboratories, Inc. (hereinafter “we”, “our”, “us”, “Columbia” and the “Company”) in 1986 as a Delaware corporation, we have focused on developing drugs that improve treatment options for women’s reproductive healthcare and endocrine-related disorders. The Company has developed and is developing products for vaginal delivery of hormones and other drugs and for buccal delivery of hormones and peptides. The vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. Both forms provide sustained and controlled delivery of active drug ingredients. This delivery system is particularly useful for active drug ingredients that cannot be ingested.

All of our products and product candidates utilize our Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours, or longer. This extended period of attachment permits the BDS to be utilized in products when extended duration of effectiveness is desirable or required.

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

Operations

The Company was incorporated as a Delaware corporation in 1986. The Company's principal executive offices are located at 354 Eisenhower Parkway, Livingston, New Jersey 07039, and its telephone number is (973) 994-3999. The Company's subsidiaries, all of which are wholly-owned, are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France") and Columbia Laboratories (UK) Limited ("Columbia UK”).

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

The polymer used in our BDS-based products, medical grade, cross-linked polycarbophil, is currently available from only one supplier, Noveon, Inc. ("Noveon"). We believe that Noveon will supply as much of the material as we may require because our products rank among the highest value-added uses of the polymer. There can be no assurance that Noveon will continue to supply the material. In the event that Noveon cannot or will not supply enough of the material to satisfy the Company's needs, we will be required to seek alternative sources of polycarbophil. There can be no assurance that an alternative source of polycarbophil can be obtained. All of the other raw materials used by the Company for our products are available from multiple sources.

Products

Crinone®/Prochieve® (progesterone gel). Crinone® is the brand name of progesterone gel sold by Ares Trading S.A. (“Serono”) under a worldwide license from the Company. Prochieve® is the brand name of the same progesterone gel sold by the Company in the United States under a June 2002 sublicense from Serono pursuant to its worldwide license of Crinone®. The Company markets Prochieve® under the sublicense to obstetricians, gynecologists and primary care physicians in the U.S. In addition, Serono has agreed not to market Crinone® to that audience and the Company has agreed not to market Prochieve® to a defined list of fertility specialists in the U.S. See “Licensing and Development Agreements.” Crinone®/ Prochieve® is a sustained release, vaginally delivered, natural progesterone product. Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.

Crinone®/ Prochieve® utilizes the Company’s patented BDS, which enables the progesterone to achieve a “First Uterine Pass Effect™”. The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of progestogens seen with orally-delivered synthetic progestins.

Crinone®/Prochieve® in the 8% progesterone gel is approved in the U.S. for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. Crinone®/Prochieve® in both the 8% and 4% progesterone gels is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). Crinone® was first marketed in the U.S. in 1997. In 2002, Serono discontinued marketing Crinone® 4% worldwide. Prochieve® 8% and Prochieve® 4% were first marketed in the U.S. in September 2002 and March 2003, respectively.

Outside the U.S., Crinone® has been approved for marketing for one or more medical indications in 51 countries. The medical indications include progesterone supplementation or replacement as part of an ART treatment for infertile women, the treatment of secondary amenorrhea, the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”), the reduction of symptoms of premenstrual syndrome (“PMS”), menstrual irregularities, dysmenorrhea and dysfunctional uterine bleeding. Prochieve® is not marketed outside the U.S.

The most common side effects of Crinone®/Prochieve® 8% are breast enlargement, constipation, somnolence, nausea, headache, and perineal pain. The most common side effects of Prochieve® 4% when used in combination with estrogen include cramps, fatigue, depression, emotional lability, sleep disorder, and headache. Crinone®/Prochieve® is contraindicated in the U.S. in patients with active thrombophlebitis or thromboembolic disorders, or a history of hormone-associated thrombophlebitis or thromboembolic disorders, missed abortion, undiagnosed vaginal bleeding, liver dysfunction or disease, and known or suspected malignancy of the breast or genital organs.

 Striant® (testosterone buccal system). Striant® is approved in the U.S. and 15 countries in Europe for hypogonadism. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Hypogonadism can be caused by conditions associated with the testes, pituitary gland or hypothalamus gland, or by a genetic disorder. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. Testosterone replacement therapy helps to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects between four and five million men in the United States, approximately one million of whom currently receive treatment. Historically, patients have been treated with transdermal patches, topical gels or injectable formulations of testosterone.

In October 2002, the Company and Ardana Biosciences, Ltd. (“Ardana”) entered into a license and supply agreement under which Ardana has licensed and, after obtaining necessary governmental approvals, will sell Striant® in 18 European countries (excluding Italy). See “Licensing and Development Agreements”.

In May 2003, the Company and Mipharm S.p.A. (“Mipharm”) entered into a license and supply agreement under which Mipharm will market, distribute and sell Striant® in Italy. See “Licensing and Development Agreements”.

Striant® utilizes the BDS to achieve controlled and sustained delivery of testosterone via the buccal cavity. The product, which has the appearance of a small monoconvex tablet, rapidly adheres to the buccal mucosa, the small, natural depression in the mouth where the gum meets the upper lip above the incisor teeth. As it is exposed to saliva, the product softens into a gel-like form which remains comfortably in place over each 12-hour dosing period. Striant® delivers testosterone through the buccal mucosa, where it is absorbed into the bloodstream and delivered directly into the superior vena cava (major blood vessel), bypassing the gastrointestinal system and liver. Striant® is able to produce circulating testosterone concentrations in hypogonadal males that approximate physiologic levels seen in healthy young men. One dose twice a day, in the morning and in the evening, maintains consistent physiologic levels of testosterone. Because Striant® is available in a single strength, no dose titration is required.

The clinical data supporting the approval of Striant® by the U.S. Food and Drug Administration (“FDA”) were generated from a 12-week U.S. multi-center, open-label, single arm trial that evaluated the efficacy, safety and tolerability of Striant® in 98 hypogonadal men. The most frequent adverse events that occurred with Striant® in that trial at an incidence of 1% or greater which were possibly, probably or definitely related to the use of Striant® were: gum or mouth irritation (9.2%), bitter taste (4.1%), gum pain (3.1%), gum tenderness (3.1%), headache (3.1%), gum edema (2.0%), and taste perversion (2.0%). A total of 16 patients reported 19 gum-related adverse events. Of these, ten patients (10.2%) reported 12 events of mild intensity, four patients (4.1%) reported five events of moderate intensity, and two patients (2.0%) reported two events of severe intensity. Four patients (4.1%) discontinued treatment with Striant® due to gum- or mouth-related adverse events, including two with severe gum irritation, one with mouth irritation and one with "bad taste in mouth." The majority of the gum-related adverse events were transient and resolved within one to 14 days. Patients on Striant® should be advised to regularly inspect the gum region where they apply Striant® and report any abnormality to their health care professional.

Striant® is not indicated for women and must not be used in women. Testosterone supplements may cause fetal harm. Striant® should also not be used in patients with known hypersensitivity to any of its ingredients, including testosterone USP that is chemically synthesized from soy. Androgens are contraindicated in men with carcinoma of the breast or known carcinoma of the prostate. Edema with or without congestive heart failure may be a serious complication in patients with preexisting cardiac, renal or hepatic disease. In addition to discontinuation of the drug, diuretic therapy may be required. Gynecomastia frequently develops and occasionally persists in patients being treated with androgens for hypogonadism. The treatment of hypogonadal men with testosterone esters may potentiate sleep apnea in some patients, especially those with risk factors such as obesity or chronic lung diseases. Geriatric patients treated with androgens may be at an increased risk for the development of prostatic hyperplasia and prostatic carcinoma. In diabetic patients, the metabolic effects of androgens may decrease blood glucose and, therefore, insulin requirements.

Advantage-S® Bioadhesive Contraceptive Gel. Advantage-S® is a female contraceptive gel that utilizes the BDS to deliver the active spermicidal ingredient, nonoxynol-9. The Company began marketing Advantage-S® in the U.S. in July 1998 pursuant to FDA’s ongoing review of over-the-counter drug products (including nonoxynol-9 spermicidal products). Among the benefits of Advantage-S® is that it utilizes the Company's BDS, which enables the nonoxynol-9 to adhere to the cervix and permits formulation of the product with the lowest dose of nonoxynol-9 of all products on the market. On June 29, 2004, the Company sold the worldwide marketing rights to Advantage-S® to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement for the Company’s sales force to promote the product to OB/GYNs in the U.S. See “Licensing and Development Agreements.”

Replens® Vaginal Moisturizer. Replens® replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens® was the first product utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens® to Lil’ Drug Store, pursuant to an agreement under which the Company received royalties of 10% of sales of Replens® in the U.S until October 2005. On June 29, 2004, the Company sold the remaining worldwide marketing rights for Replens® to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement for the Company’s sales force to continue to promote the product to OB/GYNs in the U.S. See “Licensing and Development Agreements.”

RepHresh® Vaginal Gel. RepHresh® Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. RepHresh® works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. RepHresh® uses the Company’s BDS and adheres to the epithelial cells of the vaginal lining for three or more days. It is available in convenient, pre-filled, disposable applicators. On June 29, 2004, the Company sold the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement for the Company’s sales force to promote the product to OB/GYNs in the U.S. See “Licensing and Development Agreements.”

Other Products. The Company marketed four additional products until April 2000: Advanced Formula Legatrin PM® for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin® GCM Formula™, a nutritional supplement to support healthy joint function; Vaporizer in a Bottle®, a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb®, a pediatric antidiarrheal product. These products do not utilize the BDS. In May 2000, the Company licensed these products to Lil’ Drug Store. Under the terms of these agreements, the Company receives license fees equal to 20% of the licensee’s net sales. These agreements each have five-year terms with provisions for automatic renewal and contain options that allow for the acquisition of the products by the licensee. On December 29, 2000, Lil’ Drug Store purchased Vaporizer in a Bottle for $201,800. The production and sale of Legatrin® GCM Formula and Diasorb® were discontinued during the first half of 2003. The license for Advanced Formula Legatrin® PM renewed automatically to May 2010.

Research and Development

The Company spent $5.8 million in 2005, $5.4 million in 2004 and $3.3 million in 2003 on research and development activities. The expenditures in 2005 and 2004 were primarily costs associated with the Company’s clinical study of Prochieve® 8% (progesterone gel) in preventing preterm delivery in pregnant women who are at increased risk for preterm birth, discussed below. Expenditures in 2003 were primarily costs associated with contracting for, supervising and administering the development and clinical studies of Striant® and the delivery of peptides utilizing the BDS. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.

Generally the Company’s drug development activities take the following steps in the U.S. (and comparable steps in foreign countries): After the Company formulates an active drug ingredient into the BDS, it files an Investigational New Drug Application (“IND”) with the FDA to begin to test the product in humans. The IND becomes effective and the studies may begin if the FDA does not disapprove the IND within 30 days of its submission. The IND describes how, where, and by whom the studies will be conducted; information about the safety of the active drug ingredient; how it is thought to work in the body; any toxic effects it may have; and how it is manufactured. All clinical studies must also be reviewed and approved by an Institutional Review Board (“IRB”) that is responsible for the study site. Progress reports on clinical studies must be submitted at least annually to the FDA and the IRB.

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

Prochieve® 8%® in Preventing Preterm Birth. In November 2003, the Company announced the Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of Prochieve® 8% (progesterone gel) in preventing preterm delivery in pregnant women who are at increased risk for preterm birth. The study protocol defines “at risk” patients as pregnant women who have either a history of a spontaneous preterm delivery, or who have a cervical length of 2.5 cm or less, as measured by transvaginal ultrasound, with the current pregnancy. Patients are randomized to receive either Prochieve® 8% or placebo. Treatment is initiated between 18 and 22 weeks of gestation and administered daily until delivery, withdrawal from the study, development of preterm rupture of the membranes, or until 37 completed weeks of gestation. This study is designed to enroll 636 patients; 414 patients were enrolled at the end of February, 2006. From October 2005 through February 2006, enrollment averaged 35 patients per month, a rate the Company expects to maintain going forward through the addition of new study centers and execution of its study-related marketing efforts. From October 2005 through February 2006, the Company added 10 study centers. The Company had 53 study centers (42 domestic and 11 foreign) open at the end of February, 2006, and plans to open up to 10 more in March and April 2006. The Company projects that enrollment in the preterm study will be complete by the end of third quarter 2006. The Company expects, if positive results are obtained, to file with the FDA for a label indication in mid-2007. Because there is no approved treatment for preterm birth, and because of the growing incidence, and economic and social impact, of this problem, the Company is hopeful that the FDA will grant an expedited review during 2007.

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

Preterm delivery is a significant problem in obstetrics. Despite intense efforts for prevention, the delivery rate prior to 37 weeks of gestation increased to 12.3 percent of live births in the United States in 2003 (National Center for Health Statistics, final natality data, retrieved February 17, 2006, from www.marchofdimes.com/peristats). Approximately 20 percent of preterm births are the result of a physician’s decision to bring about delivery for maternal and fetal indications. The remainder of preterm deliveries is spontaneous, usually following the onset of premature labor or rupture of the membranes. The current standard of care to help prevent premature delivery includes bed rest, intensive prenatal care for high-risk women and drug therapy, such as tocolytics, to stop uterine contractions.

 Terbutaline Vaginal Gel. In December 2002, the Company announced a development and license agreement with Ardana to develop the Company’s terbutaline vaginal gel product for the treatment of infertility, dysmenorrhea and endometriosis. The Company received a payment of $250,000 upon signing of the agreement and will receive an additional $250,000 upon completion by Ardana of the Phase II clinical trial and if a successful outcome is obtained. Trial completion is expected to occur in 2006. Under the terms of the agreement, if the Phase II trial is successful the Company can elect to continue to work with Ardana to progress the product through further clinical trials and subsequent applications for regulatory approvals. In that case, the Company would have the right to market the product in North America and Ardana would have rights focused in Europe. The parties would share equally in proceeds from licensing and distribution of the product in the rest of the world. If the Company elects not to continue working on the product at the end of the Phase II trial, Ardana can continue to develop the product.

Vaginally administered lidocaine. Vaginally administered lidocaine is designed as a potential treatment for dysmenorrhea and gynecologic pain. Results from a European clinical trial, which we announced on February 5, 2004, showed that vaginally administered lidocaine reduced the frequency of uterine contractions, as well as the intensity and frequency of uterine pain. Subjects were evaluated following vasopressin-induced cramping in the late luteal phase of the menstrual cycle, near menses. On September 8, 2005, we announced the successful completion of a pharmacokinetics study for our vaginally administered lidocaine. The study evaluated both the blood levels obtained by, as well as the relative safety from, three doses of lidocaine formulated with the Company’s patented bioadhesive vaginal gel. Based on those results, a Phase II study is planned for the second half of 2006. The Company believes this product may offer a new and novel approach to treating women who suffer from these common and painful conditions.

Testosterone Vaginal Gel and Testosterone Progressive Hydration Vaginal Tablet. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. Vaginal gel and vaginal tablet forms have been developed. A preliminary clinical plan, with a focus on reducing uterine fibroids as well as general testosterone replacement, is under review by our clinical advisors.

Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of the peptide, desmopressin, for extended periods of time using the Company’s progressive hydration buccal technology. Based on these positive results, the Company has initiated partnering discussions related to a desmopressin buccal tablet.

Licensing and Development Agreements

In May 1995, the Company entered into a license and supply agreement with American Home Products Corporation, now Wyeth, (“Wyeth”) for its Wyeth-Ayerst Laboratories division to market Crinone® worldwide. The Company agreed to supply Crinone® at a price equal to 30% of Wyeth’s net selling price. In July 1999, Wyeth assigned the license and supply agreement to Serono. In June 2002, the license and supply agreement was amended and restated and a marketing sublicense was granted to the Company. Under the terms of the license and sublicense, Serono markets Crinone® in the U.S. to a defined list of fertility specialists. We are free to market Prochieve® to all other physicians in the U.S., including obstetricians, gynecologists and primary care physicians. Under the marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of net sales on all Prochieve® sales. The Company is obligated to pay Serono an additional 40% royalty on all Prochieve® sales dispensed to patients of physicians on Serono’s target list of fertility specialists. Conversely, Serono is obligated to pay the Company an additional royalty of 40% of Crinone® net sales on all Crinone® sales dispensed to patients of physicians outside its target list of fertility specialists in the U.S.

Among other rights it has, Serono may terminate our marketing agreement for Prochieve® by sending us written notice if (i) Prochieve® is dispensed to patients of physicians on Serono’s target list of fertility specialists in any one calendar quarter at the rate of 10% or more of the amount of Crinone® dispensed to those patients, (ii) Serono notifies us in writing of its intent to terminate the marketing agreement and (iii) such rate continues to equal or exceed 10% during the three month period following such notice or a subsequent three month period. If the marketing agreement is terminated and Serono does not market Crinone® to the physicians we call on, our profitability with respect to Crinone®/Prochieve® may be reduced significantly.

Under the agreement, the amount of Prochieve® and Crinone® dispensed to patients on Serono’s list of fertility specialists is determined by Serono from a combination of objective commercially available third party data and data collected by Serono directly from pharmacies that are not included in the commercially available data. For the four quarters ended June 30, 2005, Prochieve® dispensed to patients of Serono’s list of fertility specialists ranged from a high of 7.43% in the fourth quarter of 2004, to a low of 5.85% for the second quarter of 2005. On June 14, 2005, Serono announced a strategic alliance with Priority Healthcare Corporation under which Freedom Drug, its fertility specialty pharmacy, became the preferred specialty pharmacy for fulfillment of Serono fertility products in the U.S. As a result of this alliance, Serono no longer has a close relationship with a number of the pharmacies from which it previously obtained data, and therefore such data was not included in the calculation of Prochieve® dispensed to patients of physicians on Serono’s target list for the third quarter and fourth quarters of 2005, which Serono reported to us in December 2005 and February 2006, respectively. The data reported in the most recent quarter approached 8%. We believe this increase resulted from the change in the availability of pharmacy data and not from a change in dispensing patterns for Prochieve® and Crinone® during these quarters. We are working with Serono to better understand the change in the availability of pharmacy data and whether this change in the availability of data complies with the marketing agreement and are considering possible changes in the terms of the agreement relating to these issues. There can be no assurance, however, that the amount of Prochieve® dispensed will not exceed the 10% level described above in the future or that we will be successful in modifying the agreement with Serono.

In March 1999, the Company entered into a license and supply agreement with Mipharm under which Mipharm is the exclusive marketer of the Company’s women’s healthcare products (other than Crinone®) in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Mipharm currently sells Replens® in Italy and sells RepHresh® in Italy under the name MipHil.

In October 2002, the Company and Ardana entered into a license and supply agreement under which Ardana will market, distribute and sell Striant® in 18 European countries (excluding Italy) as necessary governmental approvals are obtained. In exchange for the license, the Company may receive total potential payments of $8 million. To date the Company has received $5.2 million under this agreement, including $4 million in signature and milestone fees received in 2002, $800,000 received in 2004 upon marketing approval in the U.K and $400,000 received in 2005 upon marketing approval in Germany. Additional milestone payments totaling $800,000 are due upon marketing approvals in other major European countries. The Company expects final licenses will be granted in these countries in the first half of 2006. In addition, a performance payment of $2 million is due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement. The agreement will continue in each country in the territory until the date of expiration or lapse of the last patent covering the product in such country.

In December 2002, the Company and Ardana executed a development and license agreement (described above) to develop the Company’s terbutaline vaginal gel product.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell Striant® in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. We received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of Striant®. Mipharm will provide additional performance payments upon marketing authorization in Italy ($150,000) and achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of Striant® under a May 2002 agreement.

In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year professional services agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens® Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens® to Lil’ Drug Store in May 2000. Under the terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh® and Advantage-S® from the Company. The Company will supply RepHresh®, Advantage-S®, and ex-U.S. requirements for Replens® under the supply agreement. Under the professional services agreement, the Company’s sales force will promote Replens®, RepHresh® and Advantage-S® to its OB/GYN audience through 2006. The Company will be compensated on a per-call basis over the duration of that agreement.

Financing Agreements

On July 31, 2002, PharmaBio Development (“PharmaBio”), an affiliate of Quintiles Transnational Corp. (“Quintiles”), agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. To date, the Company has paid $3,149,000 in royalties to PharmaBio under this agreement.

On March 5, 2003, the Company and PharmaBio entered into a second agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant® in the United States up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, and include a true-up payment, payable in the fourth quarter of 2006, of the difference between royalties paid to that date and $13 million. Because the minimum amount exceeds the $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. To date, the Company has paid $712,000 in royalties to PharmaBio under this agreement.

Patents, Trademarks and Proprietary Information

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

The Company continues to develop the core BDS and has filed additional patent applications. Because the Company operates on a worldwide basis, the Company seeks worldwide patent protection for its technology and products. We believe our patents are important to our business and we intend to continue to protect them, including through legal action, when appropriate. While patent applications do not ensure the ultimate issuance of a patent, and having patent protection cannot ensure that competitors will not emerge, this is a fundamental step in protecting the Company’s technologies.

The following table sets forth the expiration dates of the principal United States patents for the Company’s marketed products and current development projects.

Subject of patent	Year of Expiration	Product or Project
Progressive hydration tablets	2019	Striant® -- testosterone progressive hydration vaginal tablet -- peptide delivery system
First Uterine Pass Effect™	2018	vaginally administered lidocaine -- terbutaline vaginal gel -- testosterone vaginal gel
Progesterone delivery	2013	Crinone®/Prochieve®
Vaginal tissue moisturization	2012	Replens®
Vaginal tissue moisturization	2009	Replens®
Vaginal pH	2009	RepHresh®

The Company owns or is seeking registration of “Crinone®”, “Prochieve®” “Striant®” and “Striant SR®” as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks; however, the Company believes marks with pending applications will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks. In 2004, the Company sold the trademarks " Replens®", “Advantage® 24”, “Advantage-S®”, “Advantage-LA®”, “RepHresh®”, and “RepHresh Vaginal Gel®” to Lil’ Drug Store. See “Licensing and Development Agreements.”

The Company also relies on confidentiality and nondisclosure agreements to protect its intellectual property. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Sales of Products

From 1997 until 2002, we out-licensed almost all marketing rights to our products. In June 2002, we obtained a sublicense from Serono to market our 8% and 4% progesterone gel products in the United States under the brand name Prochieve®. In July 2002, we entered into an agreement with Innovex LP (“Innovex”), an affiliate of Quintiles, thereby establishing our first sales force in the United States. Under the terms of this agreement, Innovex provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis to commercialize the Company’s women’s healthcare products, Prochieve® 8%, Prochieve® 4%, Advantage-S®, and RepHresh®, in the U.S. The sales force was recruited and trained in August and September 2002, and began in October 2002 to call on a targeted list of approximately 8,000 obstetricians and gynecologists to encourage prescriptions and product recommendations for Prochieve® 8%, Advantage-S®, and RepHresh®. The sales force began sales efforts for Prochieve® 4% in April 2003.

In March 2003, we entered into a second agreement with Innovex to commercialize Striant® in the United States. Under the terms of the agreement, Innovex provided a dedicated team of 67 additional sales representatives for a two-and-a-half year term. The new sales representatives were recruited in June 2003 and were trained on our women’s healthcare products and began calling on obstetricians and gynecologists in July 2003. The entire sales force of 122 sales representatives and 13 managers was trained on Striant® in September 2003 and subsequently added endocrinologists, urologists and certain primary healthcare doctors to their call lists.

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

On February 2, 2005, in order to align better expenses with projected revenues, we further reduced the size of the sales force to five district managers and 23 sales representatives, 12 of whom were Innovex employees and 11 of whom were Company employees. This 28-person sales force is focused on territories with potential for growth from current products, while preparing the organization for potential near-term opportunities from the Company’s clinical research programs. The sales force calls on OB/GYN’s, endocrinologists, urologists, and certain primary healthcare physicians and educates the doctors and other healthcare professionals in their offices on the benefits of Striant® and Prochieve®.  Columbia hired the remaining Innovex sales representatives as Columbia employees on November 1, 2005.

We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

Partnered Products are:
•	Crinone® sold to Serono on a worldwide basis;
•	Striant® sold to our ex-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store ex-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and
•	Royalty and licensing revenues.

Promoted Products are:
•	Prochieve® 8%, Prochieve® 4% and Striant® in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty; and
•	Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, for which Lil’ Drug Store pays us promotion fees for promoting the products to OB/GYNs.

Success of Marketing Efforts

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients, and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

▪	Perceived efficacy of our products;
▪	Convenience and ease of administration;
▪	Prevalence and severity of adverse side effects in both clinical trials and commercial use;
▪	Availability of alternative treatments;
▪	Cost effectiveness;
▪	The pricing of our products; and
▪	Our ability to obtain third-party coverage or reimbursement for our products.

Even though we have received regulatory approval for Prochieve® and Striant®, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products. We promote Prochieve® and Striant® on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of Crinone®, Advantage-S®, RepHresh®, and Replens® in the U.S. and foreign countries, and of Striant® in foreign countries. Factors that could affect our success in marketing our products include:

▪	The effectiveness of our production, distribution and marketing capabilities;
▪	The successful marketing of our products by our distribution and marketing partners;
▪	The success of competing products; and,
▪	The availability and extent of reimbursement from third-party payors.

If any of our products or product candidates fail to achieve market acceptance, we or our marketing partners may be unable to sell the products successfully, which would limit our ability to generate revenue and could harm our business.

As previously disclosed, in July 2002 and March 2003 we entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and Striant®, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts, and the minimum amounts are in excess of the amounts we received from PharmaBio. Our failure to successfully market our products could have a material adverse effect on our ability to pay the minimum amounts to PharmaBio.

Competition

We and our marketing partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. Further, numerous companies are developing, or may develop, enhanced delivery systems and products that compete with our present and proposed products. It is possible that we may not have the resources to withstand these and other competitive forces. Some of these competitors possess greater financial, research and technical resources than our or our partners. Moreover, these companies may possess greater marketing capabilities than our Company or our partners, including the resources to implement extensive advertising campaigns.

The pharmaceutical industry is subject to change as new delivery technologies are developed, new products enter the market, generic versions of available drugs become available and treatment paradigms evolve to reflect these and other medical research discoveries. We face significant competition in all areas of our business. The rapid pace of change in the pharmaceutical industry continually creates new opportunities for existing competitors and start-ups and can quickly render existing products less valuable. Customer requirements and physician and patient preferences continually change as new treatment options emerge, are more or less heavily promoted and become less expensive. As a result, we may not gain, and may lose, market share.

Crinone®/Prochieve®, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered orally, by injection or by pharmacy compounded vaginal suppository. Some of the more successful orally-dosed products include Provera® (medroxyprogesterone acetate) marketed by Pfizer Inc., Prometrium® (oral micronized progesterone) marketed by Solvay S.A., Prempro® (conjugated estrogens/medroxyprogesterone acetate tablets) and Premphase® (conjugated estrogens/medroxyprogesterone acetate tablets) marketed by Wyeth. Competition is based primarily on delivery method and label indications. Crinone®/Prochieve® is the only progestin product approved by FDA for use in infertility or for use in pregnant women.

Striant® competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc., Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals Inc., and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. Striant® is priced comparably to the gels and patches.

Customers

Our customers include trade customers, such as drug wholesalers and chain drug stores, and our marketing partners. We utilize two employees to make calls on the Company’s trade customers for Striant® and Prochieve®. Our practice, in the case of our trade customers, is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog orders are not significant. In the case of our marketing partners, firm purchase orders are received by the Company ninety days in advance of the expected shipping date.

Revenue by Product

The following table sets forth the percentage of the Company's consolidated revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2005	2004	2003
Crinone	37%	40%	34%
Prochieve	15%	10%	26%
RepHresh	12%	4%	3%
Royalty income	11%	6%	5%
Replens	11%	15%	16%
Striant	6%	18%	13%
Sales force promotional fees	3%	3%	1%
Licensing fees	3%	3%	2%
Other products	2%	1%	0%
	100%	100%	100%

The following table presents information about Columbia’s revenues, including royalty and license revenue, by customer for each of the three years ended December 31:
	2005	2004	2003

Ares-Serono	$9,765,387	$8,512,147	$8,655,947
Lil' Drug Store Products, Inc.	6,906,358	3,565,760	3,281,034
Cardinal Healthcare	1,773,811	1,419,962	3,296,865
McKesson	1,620,188	1,218,438	2,890,998
All others (none over 5%)	1,975,098	3,144,097	4,290,184

	$22,040,842	$17,860,404	$22,415,028

Sales by Geographic Area

The following table sets forth the percentage of the Company's consolidated revenue, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

	2005	2004	2003

United State	$10,970,046	$11,236,330	$13,573,723
Europe	11,070,796	6,624,074	8,841,305
	$22,040,842	$17,860,404	$22,415,028

Recent Developments

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). We expect gross proceeds from the sale of the Shares will be approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning 180 days from the date they are issued, which is expected to occur on or about March 15, 2006, and expiring 5 years thereafter. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Under the terms of the Securities Purchase Agreement, the Company has agreed to file, within 30 days, a registration statement with the Securities and Exchange Commission to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement is required under the Securities Purchase Agreement to become effective within 120 days following the closing. The Company will be required to pay certain cash penalties if it does not meet its registration obligations under the Securities Purchase Agreement.

On March 6, 2006, Robert S. Mills was promoted to president and chief executive officer. On January 5, 2006, Mr. Mills was elected president and chief operating officer and was elected to the Company’s Board of Directors. On February 25, 2005, the Company entered into an employment agreement with Mr. Mills defining the terms of his employment with the Company. The initial term of Mr. Mills’ employment under the Agreement is through March 31, 2007.

On January 5, 2006, Fred Wilkinson resigned as president and chief executive officer of the Company and also resigned from the Company’s Board of Directors.

The Company continues to explore a range of strategic options to enhance shareholder value, including a variety of strategic partnership relationships ranging from development projects for third parties, the out-license or sale of one or more of the Company’s products, and a possible sale of the Company. Banc of America Securities LLC, the Company's long-standing financial advisor, is assisting the Company in this exploration process. No formal decisions have been made, and no agreements have been reached. There can be no assurance given that any particular alternative will be pursued or that any transaction will occur or on what terms.

Employees

As of March 3, 2006, the Company had 54 employees: 3 in management, 6 in production, 33 in sales and marketing, and 12 in support functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

The Company has an employment agreement with one employee, Mr. Mills, President and Chief Executive Officer. See “Executive Compensation--Employment Agreements.” The Board of Directors of the Company has adopted an Indemnification Agreement for Officers and Directors and an Executive Change of Control Severance Agreement for Officers.

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

Item 1A. Risk Factors

We have a history of losses and we may continue to incur losses.

We have had a history of losses in each fiscal year since our founding. For the fiscal year ended December 31, 2005, we had a net loss of $9.3 million. If we and our partners are unable to successfully market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. Additional financing may not be available to us on acceptable terms, if at all.

Our business is heavily dependent on the continued sale of Crinone®, Replens®, RepHresh®, Advantage-S® and Striant® by our marketing partners. If revenues from these partnered products fail to increase as anticipated, or materially decline, our financial condition and results of operations will be materially harmed.

Our operating results are heavily dependent on the revenues and royalties derived from the sale of Crinone® to Serono, the sale of Replens®, RepHresh® and Advantage-S® to Lil’ Drug Store Products, Inc. and the sale of Striant® to Ardana for sale in Europe. Revenues from sales of these partnered products in 2005 comprised approximately 68% of our total revenues. We do not control the amount and timing of marketing resources that our partners devote to our products. If Serono fails to effectively market Crinone®, Lil’ Drug Store Products fails to effectively market Replens®, RepHresh® and Advantage-S® , or Ardana fails to effectively market Striant® in Europe, this could have a material adverse effect on our business, financial condition and results of operations.

Our Marketing Agreement for Prochieve® may be terminated under certain circumstances.

We market Prochieve® under a June 2002 sublicense from Serono under the worldwide license we granted to Serono for our progesterone gel. Under the terms of the license and sublicense, Serono markets Crinone® in the U.S. to a defined list of fertility specialists. We are free to market Prochieve® to all other physicians in the U.S., including obstetricians, gynecologists and primary care physicians. Serono receives a 30% royalty on all Prochieve® sales dispensed to patients of physicians outside its target list of fertility specialists and an additional 40% royalty on all Prochieve® sales dispensed to patients of physicians on Serono’s target list of fertility specialists.

Serono may terminate our marketing agreement for Prochieve® by sending us written notice if (i) Prochieve® is dispensed to patients of physicians on Serono’s target list of fertility specialists in any one calendar quarter at the rate of 10% or more of the amount of Crinone® dispensed to those patients, (ii) Serono notifies us in writing of its intent to terminate the marketing agreement and (iii) such rate continues to equal or exceed 10% during the three month period following such notice or a subsequent three month period. If the marketing agreement is terminated and Serono does not market Crinone® to the physicians we call on, our profitability with respect to Crinone®/Prochieve® may be reduced significantly.

Healthcare insurers and other payors may not pay for our products or may impose limits on reimbursement.

Our ability to commercialize our prescription products will depend, in part, on the extent to which reimbursement for our products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing new prescription products to market, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our current or our future products may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for Prochieve® and Striant® or future products.

We face significant competition from pharmaceutical and consumer product companies, which may adversely impact our market share.

We and our marketing partners compete against established pharmaceutical and consumer product companies that market products addressing similar needs. Further, numerous companies are developing, or may develop, enhanced delivery systems and products that compete with our present and proposed products. It is possible that we may not have the resources to withstand these and other competitive forces. Some of these competitors may possess greater financial, research and technical resources than our company or our partners. Moreover, these companies may possess greater marketing capabilities than our company or our partners, including the resources to implement extensive advertising campaigns.

The pharmaceutical industry is subject to change as new delivery technologies are developed, new products enter the market, generic versions of available drugs become available, and treatment paradigms evolve to reflect these and other medical research discoveries. We face significant competition in all areas of our business. The rapid pace of change in the pharmaceutical industry continually creates new opportunities for existing competitors and start-ups, and can quickly render existing products less valuable. Customer requirements and physician and patient preferences continually change as new treatment options emerge, are more or less heavily promoted, and become less expensive. As a result, we may not gain, and may lose, market share.

Crinone®/Prochieve®, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered orally, by injection or by pharmacy compounded vaginal suppository. Some of the more successful orally-dosed products include Provera® (medroxyprogesterone acetate) marketed by Pfizer Inc., Prometrium® (oral micronized progesterone) marketed by Solvay S.A., Prempro® (conjugated estrogens/medroxyprogesterone acetate tablets), and Premphase® (conjugated estrogens/medroxyprogesterone acetate tablets) marketed by Wyeth.

Striant® competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc., Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals Inc., and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. Striant® is priced comparably to the gels and patches.

Our products could demonstrate hormone replacement risks.

In the past, certain studies of female hormone replacement therapy products, such as estrogen, have reported an increase in health risks. Progesterone is a natural female hormone, present at normal levels in most women through their lifetimes. However, some women require progesterone supplementation due to a natural or chemical-related progesterone deficiency. It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with progesterone or progestin supplementation or our 8% and 4% progesterone gels. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use progestins, including our progesterone gels.

Similarly, while testosterone is a natural male hormone, present at normal levels in most men through their lifetime, some men require testosterone replacement therapy, or TRT, to normalize their testosterone levels. It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with TRT or Striant®. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use TRT products, including Striant®.

In addition investors may become concerned about these issues and decide to sell our common stock. These factors could adversely affect our business and the price of our common stock.

We may be exposed to product liability claims.

We could be exposed to future product liability claims by consumers. Although we presently maintain product liability insurance coverage in the amount of $15 million, such insurance may not be sufficient to cover all possible liabilities. An award against us in an amount greater than our insurance coverage could have a material adverse effect on our operations. Some customers require us to have a minimum level of product liability insurance coverage before they will purchase or accept our products for distribution. If we fail to satisfy insurance requirements, our ability to achieve broad distribution of our products could be limited. This could have a material adverse effect upon our business and financial condition.

Steps taken by us to protect our proprietary rights might not be adequate, in which case competitors may infringe on our rights or develop similar products. The United States and foreign patents upon which our original Bioadhesive Delivery System was based have expired.

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

Bio-Mimetics, Inc. held the patent upon which our original Bioadhesive Delivery System, or BDS, was based and granted us a license under that patent. Bio-Mimetics’ patent contained broad claims covering controlled release products that include a bioadhesive. However, this United States patent and its corresponding foreign patents expired in November 2003. Based upon the expiration of the original Bio-Mimetics patent, other parties will be permitted to make, use or sell products covered by the claims of the Bio-Mimetics patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of formulating and delivering therapeutic compounds using the BDS. We cannot assure you that any of these patents will enable us to prevent infringement, or that our competitors will not develop alternative methods of delivering compounds, potentially resulting in competitive products outside the protection that may be afforded by our patents. Other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.

The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Limitations on patent protection in some countries outside the U.S., and the differences in what constitutes patentable subject matter in these countries, may limit the protection we seek outside of the U.S. For example, methods of treating humans are not patentable subject matter in many countries outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the U.S. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction and the scope and enforceability of patent protection afforded by the law of the jurisdiction.

We own or are seeking registration of the following as trademarks in countries throughout the world: Crinone®, Prochieve®, Striant®, and Striant® SR. These trademarks, however, may not afford us adequate protection or we may not have the financial resources to enforce our rights under these trademarks.

We are subject to government regulation, which could affect our ability to sell products.

Nearly every aspect of the development, manufacture and commercialization of our approved pharmaceutical products is subject to time-consuming and costly regulation by various governmental entities, including the Food and Drug Administration, or FDA, the Drug Enforcement Administration and state agencies, as well as regulatory agencies in those foreign countries in which our products are manufactured or distributed. The FDA has the power to seize adulterated or misbranded products and unapproved new drugs, to require their recall from the market, to enjoin further manufacture or sale, and to publicize certain facts concerning a product.

We employ various quality control measures in our efforts to ensure that our products conform to their intended specifications and meet the standards proscribed by applicable governmental regulations, including FDA’s current Good Manufacturing Practices regulations. Notwithstanding our efforts, our products or the ingredients we purchase from our suppliers for inclusion in our products may contain undetected defects or non-conformities with specifications. Such defects or non-conformities could compel us to recall the affected product, make changes to or restrict distribution of the product, or take other remedial actions. The occurrence of such events may harm our relations with or result in the loss of customers, injure our reputation, impair market acceptance of our products, harm our financial results, and, in certain circumstances, expose us to product liability or other claims.

The development of our pharmaceutical products, including the development of Prochieve® 8% for the prevention of preterm birth, is uncertain and subject to a number of significant risks.

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

The process of developing product candidates involves a degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	Clinical trials may show our product candidates to be ineffective or to have harmful side effects;
•	Product candidates may fail to receive regulatory approvals required to bring the products to market;
•	Manufacturing costs or other factors may make our product candidates uneconomical; and
•	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

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

•	Institutional review board, or IRB, approval of the study protocol and the informed consent form;
•	Prior regulatory agency review and approval;
•	Analysis of data obtained from clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;
•	Changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

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

In November 2003, the Company announced a Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of Prochieve® 8% (progesterone gel) in preventing preterm delivery in pregnant women who are at increased risk for preterm birth. The study protocol defines “at risk” patients as pregnant women who have either a history of a spontaneous preterm delivery, or who have a cervical length of 2.5 cm or less, as measured by transvaginal ultrasound, with the current pregnancy. Patients are randomized to receive either Prochieve® 8% or placebo. Treatment is initiated between 18 and 22 weeks of gestation and administered daily until delivery, withdrawal from the study, development of preterm rupture of the membranes, or until 37 completed weeks of gestation. This study is designed to enroll 636 patients; 414 patients were enrolled at the end of February, 2006. From October 2005 through February 2006, enrollment averaged 35 patients per month, a rate the Company expects to maintain going forward through the addition of new study centers and execution of its study-related marketing efforts. From October 2005 through February 2006, the Company added 10 study centers. The Company had 53 study centers (42 domestic and 11 foreign) open at the end of February, 2006, and plans to open up to 10 more in March and April 2006. The Company projects that enrollment in the preterm study will be complete by the end of third quarter 2006. The Company expects, if positive results are obtained, to file with the FDA for a label indication in mid-2007. Because there is no approved treatment for preterm birth, and because of the growing incidence, and economic and social impact, of this problem, the Company is hopeful that the FDA will grant an expedited review during 2007. Enrollment of patients may not be completed in a timely manner and the study may not be successful. If the study does not demonstrate that Prochieve® 8% (progesterone gel) prevents preterm delivery in pregnant women who are at increased risk for preterm birth, our future sales opportunities and profitability would be reduced significantly.

We may experience adverse events in clinical trials, which could delay or halt our product development.

Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An IRB or independent data safety monitoring board, the FDA, other regulatory authorities, or we ourselves may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use.

Delays or failures in obtaining regulatory approvals may delay or prevent marketing of the products that we are developing.

Other than Prochieve®, all of our product candidates are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and therefore may never be profitable.

As part of the regulatory approval process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy. The number of clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results, and the regulations applicable to any particular product candidate.

The results of initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. The data collected from the clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an IRB or independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	A product candidate may not be deemed to be safe or effective;
•	The manufacturing processes or facilities we have selected may not meet the applicable requirements; and
•	Changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

Any delay in, or failure to receive, approval for any of our product candidates could prevent us from growing our revenues or achieving profitability.

We are dependent on a principal supplier, the loss of which could impair our ability to manufacture and sell our products.

Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products is currently available from only one supplier, Noveon, Inc., or Noveon. We believe that Noveon will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer. In the event that Noveon cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms or at all, which would impair our ability to manufacture and sell our products.

We are dependent upon third-party developers and manufacturers, the loss of which could result in a loss of revenues.

We rely on third parties to develop and manufacture our products. These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain FDA approval of alternate developers and manufacturers. Delays in the development and manufacture of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of our products would impair our ability to deliver our products to customers on a timely and competitive basis, and could result in the loss of revenues.

The loss of our key executives could have a significant impact on our company.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Robert S. Mills, our President and Chief Executive Officer. We have entered into an employment agreement with Mr. Mills, which expires in March 2007. The loss of services of our officers and directors could have a material adverse effect on our business and prospects.

We may be limited in our use of our net operating loss carryforwards.

As of December 31, 2005, we had certain net operating loss carryforwards of approximately $128 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

Sales of large amounts of common stock may adversely affect our market price. The issuance of preferred stock may adversely affect rights of common stockholders.

On March 10, 2006, we entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of our common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). We expect gross proceeds from the sale of the Shares will be approximately $30 million. The Warrants are exercisable for our common stock at $5.39 per share beginning 180 days from the date they are issued, which is expected to occur on or about March 15, 2006, and expiring 5 years thereafter. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Under the terms of the Securities Purchase Agreement, we have agreed to file, within 30 days, a registration statement with the Securities and Exchange Commission to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement is required under the Securities Purchase Agreement to become effective within 120 days following the closing. We will be required to pay certain cash penalties if we do not meet our registration obligations under the Securities Purchase Agreement.

As of March 3, 2006, we had 41,754,784 shares of common stock outstanding, of which 41,354,784 shares were freely tradable. Approximately 400,000 shares of our common stock are restricted securities, but may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or another exemption under the Securities Act. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, warrants and options. If all of these securities are exercised or converted, an additional 10,845,895 shares of common stock will be outstanding, all of which will have been registered for resale under the Securities Act. When issued, these registered shares will be freely tradable and restricted shares will be saleable under Rule 144 in the future. The exercise and conversion of these securities is likely to dilute the book value per share of our common stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

In March 2002, our Board of Directors authorized shares of series D junior participating preferred stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase series D convertible preferred stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase shares of common stock (or, in the discretion of our Board of Directors, series D convertible preferred stock) at a price substantially discounted from the then current market price of our common stock.

Under our certificate of incorporation, our Board of Directors has the authority to issue up to 1.0 million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. While we have no present intention to authorize any additional series of preferred stock, such preferred stock, if authorized, may have other rights, including economic rights senior to the common stock, and, as a result, their issuance could have a material adverse effect on the market value of our common stock.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	Revenue recognition;
•	Accounting for share-based payments;
•	Accounting for income taxes; and
•	Accounting for business combinations and related goodwill.

In particular, the FASB recently issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. We believe that the adoption of SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business. Please refer to the section entitled "Recent Accounting Pronouncements" for further information regarding SFAS 123R.

We do not intend to pay cash dividends on our common stock. As a result, you will not receive any periodic income from an investment in our common stock.

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings for use in the development and expansion of our business. In addition, applicable provisions of Delaware law and our debt instruments may affect our ability to declare and pay dividends on our common stock and our preferred stock. Accordingly, you should not expect to receive any periodic income from owning our common stock. Any economic gain on your investment will be solely from an appreciation, if any, in the price of the stock.

Anti-takeover provisions could impede or discourage a third-party acquisition of our company. This could prevent stockholders from receiving a premium over market price for their stock.

We are a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has adopted a stockholder rights plan and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law, our stockholder rights plan, and our ability to issue additional series of preferred stock, could impede a merger, takeover or other business combination involving our company or discourage a potential acquiror from making a tender offer for our common stock. This could reduce the market value of our common stock if investors view these factors as preventing stockholders from receiving a premium for their shares.

We are exposed to market risk from foreign currency exchange rates.

With two operating subsidiaries and third party manufacturers in Europe, economic and political developments in the European Union can have a significant impact on our business. All of our products are currently manufactured in Europe. We are exposed to currency fluctuations related to payment for the manufacture of our products in Euros and other currencies and selling them in U.S. dollars and other currencies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2005, the Company leased the following properties:

				Annual
Location	Use	Square feet	Expiration	Rent
Livingston, NJ	Corporate office	12,780	July 2007	$182,000
Paris, France	European logistics office	150	June 2006	14,000

Item 3. Legal Proceedings

Claims and lawsuits have been filed against the Company and its subsidiaries from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operation. Additionally, the Company believes that it has reserves or insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of any unfavorable outcome resulting from these actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers of the Registrant

Our executive officers as of March 6, 2006, were as follows:

Name	Age	Position with the Company
Robert S. Mills	53	President and Chief Executive Officer
Michael McGrane	56	Senior Vice President, General Counsel and Secretary
David L. Weinberg	60	Vice President, Finance, Chief Financial Officer and Treasurer

Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected, except with respect to Mr. Mills’ employment agreements. See “Executive Compensation--Employment Agreements.”

Mr. Mills was promoted to president and chief executive officer on March 6, 2006. On January 5, 2006, Mr. Mills was elected president and chief operating officer and was elected to the Company’s Board of Directors. Mr. Mills joined Columbia in May 2001 as Senior Vice President, Operations and was named Chief Operating Officer in September 2003. Prior to joining the Company, Mr. Mills served five years as Senior Vice President, Manufacturing Operations, at Watson Pharmaceuticals, Inc. from 1996 to 2001. During his 30-year career in the pharmaceutical industry he also served as Vice President, Operations, at Alpharma, Inc. from 1993 to 1996 and held various positions with Aventis SA, including Director-Plant Operations. Mr. Mills holds a B.S. degree from Grove City College.

Mr. McGrane has served as Vice President, General Counsel and Secretary since January 2002, and was named Senior Vice President in January 2006. He joined the Company from The Liposome Company, Inc., a biotechnology company, where he served as Vice President, General Counsel and Secretary from 1999 to 2001, prior to which he was Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc. from 1997 to 1998. Previously, Mr. McGrane held various positions, including Associate General Counsel, with Novartis Pharmaceuticals Corporation from 1984 to 1996, and was Regulatory Counsel to the U.S. Food and Drug Administration from 1975 to 1984. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Mr. Weinberg has served as Vice President, Finance, Chief Financial Officer and Treasurer since September 1997. From the Company’s inception until June 1991 he was Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary. From 1991 to 1997, he held positions of increasing responsibility at Transmedia Network Inc., ultimately serving as Vice President and Chief Financial Officer. Mr. Weinberg was previously with Key Pharmaceuticals, Inc., where he served in various capacities, including Vice President - Finance, Treasurer and Secretary, from February 1981 until its sale to Schering-Plough Corporation in 1986. Mr. Weinberg holds a B.B.A. degree in Accounting from Hofstra University.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Business Conduct and Ethics applicable to all Board members, executive officers and all employees. The Code of Business Conduct and Ethics is available on the Company’s website, under the investor relations tab. We will provide an electronic or paper copy of this document free of charge upon request. If substantial amendments to the Code of Business Conduct and Ethics are executed, or if waivers are granted, the Company will post and disclose the nature of such amendments or waivers on the Company’s website or in a report on Form 8-K.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, par value $.01 per share ("Common Stock"), began trading on the NASDAQ National Market System under the symbol CBRX on February 13, 2004. Prior to that date it traded on the American Stock Exchange under the symbol COB. The following table sets forth for the periods indicated the high and low sales prices of the common stock on the NASDAQ and the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2004

First Quarter	$8.08	$4.69
Second Quarter	5.40	2.90
Third Quarter	3.59	1.76
Fourth Quarter	3.45	1.86

Fiscal Year Ended December 31, 2005

First Quarter	$3.08	$1.52
Second Quarter	3.18	1.70
Third Quarter	3.82	2.42
Fourth Quarter	4.91	3.19

At March 3, 2006, there were approximately 300 shareholders of record of the Company's common stock. one shareholder of record of the Company's Series B convertible preferred stock (“Series B Preferred Stock”), 12 shareholders of record of the Company’s Series C convertible preferred stock (“Series C Preferred Stock”) and 12 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 7,500 beneficial owners of its common stock on such date.

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). We expect gross proceeds from the sale of the Shares will be approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning 180 days from the date they are issued, which is expected to occur on or about March 15, 2006, and expiring 5 years thereafter. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Under the terms of the Securities Purchase Agreement, the Company has agreed to file, within 30 days, a registration statement with the Securities and Exchange Commission to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement is required under the Securities Purchase Agreement to become effective within 120 days following the closing. The Company will be required to pay certain cash penalties if it does not meet its registration obligations under the Securities Purchase Agreement.

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

Effective as of February 6, 2001, the Company entered into the Amended and Restated common stock Purchase Agreement (the “Purchase Agreement”) with Acqua Wellington North American Equities Fund, Ltd., (“Acqua Wellington”) to sell up to $16.5 million of common stock under the Registration Statement, the Prospectus, and the related Prospectus Supplement dated February 6, 2001 and amended on April 13, 2001. Pursuant to the Purchase Agreement, the Company was able to issue and sell to Acqua Wellington up to $16.5 million of common stock and grant Acqua Wellington a call option to purchase additional shares of common stock, subject to the overall limit of $16.5 million. The Company and Acqua Wellington agreed to extend the term of the Purchase Agreement until February 6, 2005, at which time it expired. The Company sold Acqua Wellington $9.84 million of common stock during the term of the Purchase Agreement.

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

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Preferred Stock. The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of common stock, subject to adjustment, and will automatically be converted into common stock at that rate upon the date that the average of the daily market prices of the Company’s common stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of common stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2005, regarding the Company's compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,953,725	$7.80	1,575,300
Equity compensation plans not approved by security holders	725,000	$6.94	0
Total	6,678,725	$7.70	1,575,300

The Company has two, shareholder-approved equity compensation plans under which securities may be issued upon exercise. The first is the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "1988 Plan"). All employees, officers, directors, and consultants of the Company or any subsidiary were eligible to participate in the 1988 Plan. Under the 1988 Plan, a total of 5,000,000 shares of common stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to the 1988 Plan. The second shareholder-approved equity compensation plan is the 1996 Long-term Performance Plan (the “1996 Plan”), adopted in October 1996, which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. Pursuant to the 1996 Plan, an aggregate of 8,000,000 shares of common stock have been reserved for issuance.

On March 12, 2002, the Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions.

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

Dividend Policy

The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the development and expansion of its business. The Company is required to pay a 5% dividend on its Series C Preferred Stock on the last day of each quarter.

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

Financial Highlights

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data: (000's except per share data)

Revenues	$22,041	$17,860	$22,415	$9,419	$2,154
Gross profit	13,929	10,072	12,632	4,190	(505)
Operating expenses	21,160	32,044	32,214	20,050	14,941
Interest expense	2,694	2,991	1,846	853	755
Net loss	(9,307)	(25,130)	(21,151)	(16,850)	(15,846)
Loss per common share	(0.23)	(0.62)	(0.57)	(0.50)	(0.51)
Weighted average number
of common shares outstanding-diluted	41,752	40,984	37,440	34,392	31,243

Balance Sheet Data: (000's)

Working capital (deficiency)	($3,471)	$9,303	$33,690	$4,717	$4,622
Total assets	14,732	29,268	42,755	12,902	8,662
Note payable	0	0	10,000	10,000	10,000
Long-term portion of financing agreements	8,748	18,923	15,747	1,350	-
Stockholders' equity (deficiency)	(15,150)	(12,531)	6,087	(8,395)	(3,421)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

We are in the business of developing, manufacturing and selling pharmaceutical products that treat various medical conditions. Most of our products and developmental product candidates address women’s healthcare issues. We have also developed Striant®, a buccal system for the treatment of hypogonadism in men.

Over the last few years we have laid a foundation for the Company’s long-term growth by establishing marketing partnerships and forging alliances with strategic partners to create a base business of products that these partners market and that provide us with good margins and growth potential. In September 2002, we developed our own commercial organization to commercialize our women’s healthcare products in the United States. We more than doubled the size of that sales organization in the summer of 2003 upon FDA approval of Striant®. Subsequently, in both January 2004 and February 2005, we restructured our sales and marketing organizations and downsized them to reduce costs.

We have advanced several clinical research initiatives designed to realize additional potential from currently marketed Prochieve® products by developing new indications, while simultaneously advancing the development of new product candidates. Our focus in fiscal 2006 is to build on this foundation and execute well in key areas.

Results of Operations

Summary

(In thousands, except percentages)	2005	Percentage inc./ (dec.) from prior year	2004	Percentage inc./ (dec.) from prior year	2003

Revenues	$22,041	23.4%	$17,860	(20.3)%	$22,415

Revenues increased 23% in 2005 to $22.0 million as compared to $17.9 million in 2004 and $22.4 million in 2003. We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

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

Revenues from sales of Crinone® to Serono were $8.1 million in 2005, compared to $7.2 million in 2004 and $7.7 million in 2003.

Revenues from the Prochieve® line of products were $3.2 million in 2005, $1.7 million in 2004 and $5.8 million in 2003. 2004 revenues reflect a provision for product returns of $3.0 million. In the 2004 fourth quarter, primarily two customers returned $1.4 million of Prochieve® that was to expire in 2005. The Company re-evaluated its estimate for product returns, taking into consideration such factors as historical trends, distributor inventory levels and product prescription data and booked additional provisions of $1.0 million in 2004 and $0.5 million in 2005. 2003 results reflect revenue from the initial stocking of Prochieve® 4%, which the Company began selling in the 2003 first quarter.

Revenues from Striant® were $1.5 million in 2005, $3.3 million in 2004 and $2.9 million in 2003. 2005 results reflect a provision for product returns of $1.8 million of which $1.3 million occurred when we re-evaluated our estimate for product returns to take into consideration additional factors related to inventory and return practices of our primary trade customers. 2005 and 2004 results include the sale of approximately $200,000 of Striant® to Ardana our licensee in 18 countries in Europe. 2003 results reflected initial stocking of Striant®, which we began selling in the 2003 third quarter.

Revenues from the sales of RepHresh® were approximately $2.8 million in 2005, compared to $597,000 in 2004 and $446,000 in 2003. In 2004, we sold the worldwide marketing rights to Lil’ Drug Store, who in 2005 placed orders with us for their launch of the product in the United States.

Revenues from sales of Replens® were approximately $2.5 million in 2005, compared to $2.7 million and $3.6 million in 2004 and 2003, respectively. After the first quarter of 2004, Lil’ Drug Store no longer purchased batches of Replens® for sale in the U.S. under our 2000 agreement selling U.S. rights to the product. That resulted in decreased revenues in 2005 and 2004. In June 2004, we sold the foreign marketing rights for Replens® to Lil’ Drug Store.

Gross profit as a percentage of sales was 63% in 2005 compared to 56% in 2004 and 2003. The increase in the 2005 gross profit percentage was caused by an overall reduction in the provision in product returns and a reduction in the royalty paid to Serono caused by product returned in 2005. Cost of goods sold for Prochieve® includes a 30% royalty on net sales paid to Serono.

The net loss for 2005 was $9.3 million, or $0.23 per share, as compared to a net loss of $25.1 million, or $0.62 per share, in 2004 and a net loss of $21.2 million, or $0.57 per share, in 2003 as a result of the following components:

Selling and Distribution

(In thousands, except percentages)	2005	Percentage inc./ (dec.) from prior year	2004	Percentage inc./ (dec.) from prior year	2003

Selling and distribution	$8,578	(54.9)%	$19,007	(15.8)%	$22,570
As a percentage of revenue	38.9%	(67.5) pp	106.4%	5.7 pp	100.7%

Note: PP - percentage points

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Selling and distribution expenses were approximately $8.6 million, $19.0 million and $22.6 million in 2005, 2004 and 2003, respectively. Selling and distribution expenses decreased by approximately 55% in 2005 compared to 2004, and by approximately 16% in 2004 compared to 2003. The Company commenced commercialization efforts in September 2002 under the previously discussed Innovex agreement, which accounts for the 2003 level of spending. The decreases from 2003 to 2004 and from 2004 to 2005 reflect the restructuring of the sales force in January 2004 and February 2005, as previously discussed.

Included in the 2005 expenses were sales force costs of approximately $4.8 million, product marketing expenses of approximately $1.5 million and salary costs of approximately $1.3 million. Expenses in 2004 included approximately $10.9 million in sales force costs, approximately $4.8 million in product marketing expenses and approximately $1.2 million in salary costs. Expenses in 2003 included approximately $11.8 million in sales force costs, approximately $7.8 million in product marketing expenses and approximately $0.7 million in salary costs.

General and Administrative

(In thousands, except percentages)	2005	Percentage inc./ (dec.) from prior year	2004	Percentage inc./ (dec.) from prior year	2003

General and administrative	$6,825	(10.1)%	$7,588	19.0%	$6,376
As a percentage of revenue	31.0%	(11.5) pp	42.5%	14.1 pp	28.4%

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased by approximately $763,000, or 10%, to approximately $6.8 million in 2005 from approximately $7.6 million in 2004. The decrease resulted primarily from lower insurance costs ($690,000). General and administrative expenses increased by approximately $1.2 million, or 19%, to approximately $7.6 million in 2004 from approximately $6.4 million in 2003. The increase resulted from higher insurance costs ($358,000), salary expense, including the hiring of additional administrative personnel ($415,000) and an increase in the cost of non-legal consultants which included compliance with the provisions of the Sarbanes-Oxley Act of 2002 ($339,000).

Research and Development

(In thousands, except percentages)	2005	Percentage inc./ (dec.) from prior year	2004	Percentage inc./ (dec.) from prior year	2003

Research and development	$5,757	5.7%	$5,449	66.7%	$3,268
As a percentage of revenue	26.1%	(4.4) pp	30.5%	15.9 pp	14.6%

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses increased to approximately $5.8 million in 2005 from approximately $5.4 million in 2004. This increase primarily reflects costs associated with the Company’s Phase III clinical trial of Prochieve® 8% in preventing preterm birth. 2005 costs associated with this study increased by approximately $1.5 million over 2004. Partially offsetting this increase was the reduction in payments related to the Mutual Recognition Process (“MRP”) for obtaining regulatory approval of Striant® in European countries, a one-time event which culminated in October 2004 with the approval of Striant® in 14 European countries ($396,000) and a reduction of costs associated with the continuation studies associated with Striant® ($441,000). Research and development expenses increased to approximately $5.4 million in 2004 from approximately $3.3 million in 2003. This increase primarily reflects costs associated with the Company’s Phase III clinical trial of Prochieve® 8% in preventing preterm birth. 2004 costs also included payments related to the Mutual Recognition Process (“MRP”), a one-time event as previously discussed.

Other Income (Expense)

Interest expense amounted to approximately $2.7 million, $3.0 million and $1.8 million in 2005, 2004 and 2003, respectively. 2005, 2004 and 2003 interest expense included approximately $2.5 million, $2.2 million and $1.1 million, respectively, as the result of amortizing as interest expense over the term of the agreements the difference between the minimum amounts to be paid to PharmaBio and the amounts received. Interest expense related to the Company’s convertible subordinated note payable totaled approximately $156,000 in 2005 and $713,000 in each of 2004 and 2003. The note was paid in full on March 15, 2005. Other net income in 2005 reflects the receipt of approximately $451,000 from the sale of New Jersey state net operating losses.

The Company recorded a loss of $577,917 in 2004 on sale of intangible assets when we sold our intangible assets associated with sale of our over-the-counter products to Lil’ Drug Store. See “Business - Licensing and Development Agreements”.

Contractual Obligations

As previously disclosed, in July 2002 and March 2003, the Company entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and Striant®, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts. In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor. Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2006	2007	2008	2009	Beyond
	(in thousands)

PharmaBio women's healthcare finance agreement	4,915	527	1,000	3,388	—	—
PharmaBio Striant finance agreement	29,313	12,313	564	662	828	14,946
Operating lease obligations	378	221	140	17	—	—
Total	$34,606	$13,061	$1,704	$4,067	$828	$14,946

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company has disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in the Consolidated Financial Statements. After 2005 pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows after 2005. As of December 31, 2005, the amount of compensation to be recognized as expense in future periods for non-vested stock options previously granted to employees is approximately $1,779,000. Assuming no terminations or resignations and no additional option grants, expense amounting to $765,000, $596,000, $332,000 and $86,000 will be recognized in 2006, 2007, 2008 and 2009 respectively. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

Sales revenues, manufacturing costs, selling and distribution expenses, general and administrative expenses, and research and development costs tend to reflect the general inflationary trends.

Liquidity and Capital Resources

Cash and cash equivalents decreased from approximately $19.8 million at December 31, 2004 to approximately $7.1 million at December 31, 2005. During 2005, the Company received approximately $6.9 million, net of expenses, from the sale of 69,000 shares of its Series E Preferred Stock and approximately $8,000 from the exercise of options. During 2005, the Company used approximately $6.6 million of cash for operating activities, $10 million to pay off a note, approximately $2.6 million for royalty payments to PharmaBio, approximately $163,000 for dividends on the Series C Preferred Stock, and approximately $83,000 for fixed asset additions. The effect of exchange rate changes decreased cash by approximately $65,000.

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). We expect gross proceeds from the sale of the Shares will be approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning 180 days from the date they are issued, which is expected to occur on or about March 15, 2006, and expiring 5 years thereafter. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Under the terms of the Securities Purchase Agreement, the Company has agreed to file, within 30 days, a registration statement with the Securities and Exchange Commission to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement is required under the Securities Purchase Agreement to become effective within 120 days following the closing. The Company will be required to pay certain cash penalties if it does not meet its registration obligations under the Securities Purchase Agreement.

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

As previously discussed, on July 31, 2002, we entered into an investment and royalty agreement with PharmaBio under which we received $4.5 million in return for a 5% royalty to PharmaBio on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts, including a true-up payment due February 28, 2005 for the difference between royalties paid to that date and $2.75 million. We made the required true-up payment of approximately $1.9 million on February 28, 2005, and have paid $3.15 million to date.

Also, as previously discussed, on March 5, 2003, we entered into a second investment and royalty agreement with PharmaBio under which we received $15 million in return for a 9% royalty to PharmaBio on net sales of Striant® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, including a true-up payment due on November 14, 2006 for the difference between royalties paid to that period and $13,000,000. We have paid $712,000 to date.

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

Effective as of February 6, 2001, the Company entered into a Purchase Agreement with Acqua Wellington to sell up to $16.5 million of the common stock, as previously discussed. The Company and Acqua Wellington agreed to extend the term of the Agreement until February 6, 2005, at which time it expired. The Company sold Acqua Wellington $9.84 million of common stock during the term of the Purchase Agreement.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of the patents underlying the Company's BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the BDS up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s common stock is $20 or more on March 2, or within 30 days after that date, of any year. To date, the Company has paid approximately $3.3 million in royalty payments.

Significant operating expenditures anticipated by the Company in the near future are concentrated on equipment. The Company anticipates it will spend approximately $100,000 on equipment in 2006.

As of December 31, 2005, the Company had available net operating loss carryforwards of approximately $128 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2005 and 2004, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $45 million and $41 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of intangible assets, and accounting for the agreements with PharmaBio. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, completion of clinical studies, product introductions, entry into new geographic regions, and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects, or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties.

These forward looking expectations are based on current assumptions within the bounds of management’s knowledge of our business and operations and which management believes are reasonable. These assumptions are subject to risks and uncertainties, and actual results could differ materially from expectations because of issues and uncertainties such as those listed in “Risk Factors” and elsewhere in this Annual Report, which, among others, should be considered in evaluating our future financial performance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent reports filed with the SEC.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2005, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Goldstein Golub Kessler LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Columbia Laboratories, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Columbia Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Columbia Laboratories, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Columbia Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated financial statements of Columbia Laboratories, Inc. and our report dated February 24, 2006, except for the Liquidity paragraph of Note 1 and Note 11, as to which the date is March 10, 2006, expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 24, 2006

Item 9 B. Other Information

In the fourth quarter of 2005 the Company reported all required disclosures on Form 8-K.

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). We expect gross proceeds from the sale of the Shares will be approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning 180 days from the date they are issued, which is expected to occur on or about March 15, 2006, and expiring 5 years thereafter. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Under the terms of the Securities Purchase Agreement, the Company has agreed to file, within 30 days, a registration statement with the Securities and Exchange Commission to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement is required under the Securities Purchase Agreement to become effective within 120 days following the closing. The Company will be required to pay certain cash penalties if it does not meet its registration obligations under the Securities Purchase Agreement.

PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2006 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2006 Annual Meeting of Shareholders. The information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2006 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

3.1	--	Restated Certificate of Incorporation of the Company, as amended33/
3.2	--	Amended and Restated By-laws of Company10/
4.1	--	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 199910/
4.2	--	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.3	--	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.10/
4.4	--	Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.10/
4.5	--	Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.6	--	Form of Warrant to Purchase common stock10/
4.7	--	Warrant to Purchase common stock granted to James J. Apostolakis on September 23, 1999
4.8	--	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State30/
10.1	--	Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier6/*
10.2	--	Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna6/*
10.3	--	1988 Stock Option Plan, as amended, of the Company4/
10.4	--	1996 Long-term Performance Plan, as amended, of the Company7/
10.5	--	License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19913/
10.6	--	Asset Purchase, License and Option Agreement, dated November 22, 19891/
10.7	--	Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti8/*
10.8	--	License and Supply Agreement for Crinone® between Columbia Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 19955/
10.9	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier8/*
10.10	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna8/*
10.11	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti8/*
10.12	--
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

10.16A	--	License and Supply Agreement by an between the Company and Mipharm S.p.A. dated March 5, 199911/
10.16B	--	License and Supply Agreement for Crinone® between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999 12/
10.17	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 12/*
10.18	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 12/*
10.19	--	Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 12/*
10.20	--	Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler 12/*
10.21	--	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 12/
10.22	--	Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.23	--	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.24	--	Distribution Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.25	--	Stock Purchase Agreement, dated January 31, 2001, between the Company and Ridgeway Investment Limited 14/
10.26	--	Amended and Restated common stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001. 15/
10.27	--	Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson16/*
10.28	--	Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited 17/
10.29	--	Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited 18/
10.30	--	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent19/
10.31†	--	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A.20/
10.32†	--	Amended and Restated License and Supply Agreement dated June 4, 2002 between theCompany and Ares Trading S.A.20/
10.33†	--	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc.20/
10.34†	--	Master Services Agreement dated July 31, 2002 between the Company and Innovex LP20/
10.35†	--	Stock Purchase Agreement dated July 31, 2002 By and Between Columbia Laboratories, Inc. and PharmaBio Development Inc.20/
10.36†	--	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc.20/
10.37†	--	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited21/
10.38†	--	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited21/
10.39	--	Amendment No. 1 to the Amended and Restated common stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of January 31, 200321/

10.40†	--	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc.21/
10.41†	--	Sales Force Work Order #8872 pursuant to the Master Services Agreement having an Effective Date of July 31, 2002, between the Company and Innovex LP21/
10.42	--	Separation and Consulting Agreement dated April 15, 2003 between the Company and William J. Bologna22/
10.43†	--	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A.23/
10.44	--	Standstill Agreement dated December 1, 2003 between the Company and Perry Corp.24/
10.45†	--
Amended and Restated Sales Force Work Order #8795 And Termination of Work Order #8872 pursuant to the Master Services Agreement having an effective date of January 26, 2004 between the Company and Innovex25/

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49 †	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50 †	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51 †	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
10.55	--	Description of the Registrant’s compensation and reimbursement practices for non-employee directors31/
10.56	--	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc.30/
10.57	--	Columbia Laboratories Inc. Incentive Plan32/
10.58	--	2005 base salaries and incentive bonus targets for the Registrant’s executive officers32/
14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company33/
23	--	Consent of Goldstein Golub Kessler LLP33/
31(i).1	--	Certification of Chief Executive Officer of the Company33/
31(i).2	--	Certification of Chief Financial Officer of the Company33/
32.1	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.33/
32.2	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.33/
99.1	--	Schedule Identifying Series E Convertible Preferred Stock Purchase agreements Omitted30/

*		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

†		Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/		Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005.

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005.

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 20, 2005.

33/	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 10, 2006	By:	/s/ David L. Weinberg
David L. Weinberg, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Mills	President and Chief Executive Officer	March 10, 2006
Robert Mills	(Principal Executive Officer)

/s/ David L. Weinberg	Vice President-Finance, Chief	March 10, 2006
David L. Weinberg	Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)

/s/ Valerie Andrews	Director	March 10, 2006
Valerie Andrews

/s/ Edward A. Blechschmidt	Vice Chairman of the Board of Directors	March 10, 2006
Edward A. Blechschmidt

/s/ James Crofton	Director	March 10, 2006
James Crofton

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 10, 2006
Stephen G. Kasnet

/s/ Denis M. O’Donnell	Director	March 10, 2006
Denis M. O’Donnell

/s/ Selwyn P. Oskowitz	Director	March 10, 2006
Selwyn P. Oskowitz

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
   of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion thereon.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 24, 2006, except for the Liquidity paragraph of Note 1 and
Note 11, as to which the date
is March 10, 2006

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
CURRENT ASSETS:
Cash and cash equivalents, of which $6,414,674 is interest-bearing as of December 31, 2005	$7,136,854	$19,781,591
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $86,114 in 2005 and 2004, respectively	4,020,019	4,260,379
Inventories	1,821,433	2,742,544
Prepaid expenses and other current assets	625,908	1,155,673
Total current assets	13,604,214	27,940,187

PROPERTY AND EQUIPMENT:
Machinery and equipment	2,680,099	2,672,189
Computer software	442,785	437,180
Office equipment and furniture and fixtures	660,437	590,585
	3,783,321	3,699,954
Less-accumulated depreciation and amortization	(2,780,741)	(2,492,913)
	1,002,580	1,207,041

OTHER ASSETS	124,756	121,140

TOTAL ASSETS	$14,731,550	$29,268,368

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	2005	2004
CURRENT LIABILITIES:
Note payable - short-term	$—	$10,000,000
Current portion of financing agreements	12,840,161	2,753,486
Accounts payable	1,905,381	2,772,107
Accrued expenses	2,329,475	3,111,198
Total current liabilities	17,075,017	18,636,791
DEFERRED REVENUE	4,058,327	4,239,060
LONG-TERM PORTION OF FINANCING AGREEMENTS	8,747,743	18,923,440
TOTAL LIABILITIES	29,881,087	41,799,291

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2005 and 2004
(liquidation preference of $13,000 at December 31, 2005)	1	1
Series C Convertible Preferred Stock, 3,250 shares
issued and outstanding in 2005 and 2004	32	32
(liquidation preference of $3,250,000 at December 31, 2005)
Series E Convertible Preferred Stock, 69,000 shares
issued and outstanding in 2005	690	—
(liquidation preference of $6,900,000 at December 31, 2005)
Common stock, $.01 par value; 100,000,000 shares
authorized; 41,754,784 and 41,751,934 shares issued and
outstanding in 2005 and 2004, respectively	417,548	417,519
Capital in excess of par value	175,340,023	168,587,536
Accumulated deficit	(191,084,974)	(181,777,838)
Accumulated other comprehensive income	177,143	241,827
Stockholders' equity (deficiency)	(15,149,537)	(12,530,923)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$14,731,550	$29,268,368

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
REVENUES	$22,040,842	$17,860,404	$22,415,028

COST OF GOODS SOLD	8,111,497	7,788,601	9,782,784
Gross profit	13,929,345	10,071,803	12,632,244

OPERATING EXPENSES:
Selling and distribution	8,578,022	19,006,585	22,570,177
General and administrative	6,825,148	7,588,437	6,376,274
Reseach and development	5,756,856	5,448,685	3,267,966
Total operating expenses	21,160,026	32,043,707	32,214,417

Loss from operations	(7,230,681)	(21,971,904)	(19,582,173)

OTHER INCOME (EXPENSE):
Interest income	165,886	241,342	134,387
Interest expense	(2,694,041)	(2,991,136)	(1,846,281)
Loss on sale of intangible assets	—	(577,917)	—
Other, net	451,700	169,991	143,048
	(2,076,455)	(3,157,720)	(1,568,846)

Net loss	$(9,307,136)	$(25,129,624)	$(21,151,019)

LOSS PER COMMON
SHARE - BASIC AND DILUTED	$(0.23)	$(0.62)	$(0.57)

WEIGHED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	41,752,422	40,984,083	37,440,270

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
NET LOSS	$(9,307,136)	$(25,129,624)	$(21,151,019)

Other comprehensive income (loss):
Foreign curency translation, net of tax	(64,684)	50,458	108,508

Comprehensive loss	$(9,371,820)	$(25,079,166)	$(21,042,511)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	Series B Convertible		Series C Convertible		Series E Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in		Accumulated Other
	Number of		Number of		Number of		Number of		Excess of	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit	Income (Loss)	Total
Balance, January 1, 2003	1,130	$11	3,750	$38			35,453,722	$354,537	$126,664,805	$(135,497,195)	$82,861	$(8,394,943)
Issuance of common stock	—	—	—	—			2,764,612	27,646	28,777,445	—	—	28,805,091
Options exercised	—	—	—	—			1,260,268	12,603	6,781,574	—	—	6,794,177
Warrants exercised	—	—	—	—			57,922	579	199,359	—	—	199,938
Fair market value of options
granted to non-employees	—	—	—	—			—	—	96,152	—	—	96,152
Dividends on preferred stock	—	—	—	—			—	—	(178,125)	—	—	(178,125)
Translation adjustment	—	—	—	—			—	—	—	—	108,508	108,508
Conversion of preferred stock	(1,000)	(10)	(500)	(6)			163,427	1,634	(1,619)	—	—	(1)
Payment of related party loan							(20,570)	(205)	(193,030)			(193,235)
Net loss	—	—	—	—			—	—	—	(21,151,019)	—	(21,151,019)
Balance, December 31, 2003	130	1	3,250	32			39,679,381	396,794	162,146,561	(156,648,214)	191,369	6,086,543
Issuance of common stock	—	—	—	—			2,000,000	20,000	6,360,000	—	—	6,380,000
Warrants exercised	—	—	—	—			72,553	725	228,961			229,686
Fair market value of options
granted to non-employees	—	—	—	—			—	—	14,514	—	—	14,514
Dividends on preferred stock	—	—	—	—			—	—	(162,500)	—	—	(162,500)
Translation adjustment	—	—	—	—			—	—	—	—	50,458	50,458
Net loss	—	—	—	—			—	—	—	(25,129,624)	—	(25,129,624)
Balance, December 31, 2004	130	$1	3,250	$32			41,751,934	$417,519	$168,587,536	$(181,777,838)	$241,827	$(12,530,923)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	Series B Convertible		Series C Convertible		Series E Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in		Accumulated Other
	Number of		Number of		Number of		Number of		Excess of	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit	Income (Loss)	Total
Balance, December 31, 2004	130	$1	3,250	$32			41,751,934	$417,519	$168,587,536	$(181,777,838)	$241,827	$(12,530,923)
Issuance of preferred stock	—	—	—	—	69,000	$690	—	—	6,899,310	—	—	6,900,000
Options exercised	—	—	—	—			2,850	29	8,224	—	—	8,253
Fair market value of options												—
granted to non-employees	—	—	—	—			—	—	7,453	—	—	7,453
Dividends on preferred stock	—	—	—	—			—	—	(162,500)	—	—	(162,500)
Translation adjustment	—	—	—	—			—	—	—	—	(64,684)	(64,684)
Net loss	—	—	—	—			—	—	—	(9,307,136)	—	(9,307,136)
Balance, December 31, 2005	130	$1	3,250	$32	69,000	$690	41,754,784	$417,548	175,340,023	$(191,084,974)	$177,143	$(15,149,537)

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,307,136)	$(25,129,624)	$(21,151,019)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	287,741	379,855	513,109
Provision for doubtful accounts	187,962	48,917	133,509
Provision for sales returns	2,431,823	3,336,339	406,000
Write-down of inventories	1,036,136	1,018,677	461,648
Interest expense on financing agreements	2,538,461	2,235,777	1,085,073
Loss on sale of intangible assets	—	577,917	—
Issuance of options for services	7,453	14,514	96,152

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	52,398	(872,704)	(2,716,249)
Inventories	(115,025)	(1,291,997)	(605,662)
Prepaid expenses and other current assets	529,765	1,085,247	(1,415,087)
Other assets	(3,615)	19,514	29,053

Increase (decrease) in:
Accounts payable	(866,726)	(34,129)	(682,882)
Accrued expenses	(3,213,546)	(1,612,504)	1,440,086
Deferred revenue	(180,733)	359,442	(70,241)
Net cash used in operating activities	(6,615,042)	(19,864,759)	(22,476,510)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

(Continued)
	2005	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(83,367)	$(582,367)	$(357,993)
Sale of intangible assets	—	300,000	—
Net cash provided by (used in) investing activities	(83,367)	(282,367)	(357,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	6,900,000	—	—
Net proceeds from issuance of common stock	—	6,380,000	28,805,091
Payment of note payable	(10,000,000)	—	(586,667)
Proceeds from exercise of options and warrants	8,253	229,686	6,994,115
Proceeds from financing agreements	—	3,000,000	14,250,000
Payments pursuant to financing agreements	(2,627,483)	(534,412)	(609,513)
Dividends paid	(162,500)	(162,500)	(178,125)
Net cash provided by financing activities	(5,881,730)	8,912,774	48,674,901

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64,598)	50,426	106,754

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(12,644,737)	(11,183,926)	25,947,152

CASH AND CASH EQUIVALENTS,
Beginning of year	19,781,591	30,965,517	5,018,365

CASH AND CASH EQUIVALENTS,
End of year	$7,136,854	$19,781,591	$30,965,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Interest paid	$356,250	$712,500	$761,208

Taxes paid	$6,800	$110,700	$24,800

NON-CASH INVESTING AND FINANCING
ACTIVITIES
Related party loan repaid with common stock	$—	$—	$193,325

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company is primarily dedicated to research, development, and commercialization of women’s healthcare and endocrinology products, including those intended to treat infertility, endometriosis and hormonal deficiencies. The Company is also developing a buccal delivery system for peptides. The Company’s products primarily utilize its patented Bioadhesive Delivery System technology.

Principles of Consolidation-

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity-

As shown in the financial statements, the Company has had recurring losses from operations and has a stockholders' deficiency. On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”) (see footnote 11 to the consolidated financial statements). Gross proceeds to the company are expected to be $30 million before applicable expenses. Management believes this additional cash, along with the approximately $7.1 million on hand at December 31, 2005, will allow the Company to sustain its operations.

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

Accounts Receivable-

Accounts receivable are reported at their outstanding unpaid principal balances reduced by allowances for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2005	2004
Finished goods	$1,165,413	$1,993,190
Raw materials	656,020	749,354
	$1,821,433	$2,742,544

Shipping costs are included in selling and distribution expenses and amounted to approximately $74,000, $63,000 and $93,000 in 2005, 2004 and 2003 respectively.

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

Depreciation expense amounted to approximately $288,000, $337,000 and $270,000 in 2005, 2004 and 2003, respectively.

Concentration of Risk-

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 9 for customer concentrations.

The Company depends on one supplier for a key ingredient used in its products.

Intangible Assets-

Intangible assets consist of the following:
	December 31,
	2005	2004
Patents	$2,600,000	$2,600,000
Trademarks	341,000	341,000
Licensing rights	100,000	100,000
	3,041,000	3,041,000
Less accumulated amortization	(3,041,000)	(3,041,000)
	$—	$—

Patents were being amortized on a straight-line basis over their remaining lives (through 2003). Trademarks were being amortized on a straight-line basis over ten years to fifteen years. Licensing rights were being amortized over a period of five years.

On March 16, 2000, the Company acquired the U.S. rights for the product Advantage-S®. The cost of the acquisition was $1,225,000 (in cash and Company common stock) which was being amortized over a 15-year period. The U.S. rights were sold on June 29, 2004. The Company recorded a loss of $577,917 on the sale.

Amortization expense amounted to $0, $42,500 and $242,924 in 2005, 2004 and 2003, respectively.

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

Accrued Expenses-

Accrued expenses consist of the following:

	2005	2004
Sales returns	$745,882	$1,992,010
Salaries	684,286	434,045
Royalties	369,303	222,335
Interest	—	207,812
Professional fees	284,914	182,574
Other	245,090	72,422
	$2,329,475	$3,111,198

Income Taxes-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2005	2004	2003
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in valuation allowance	34.0	34.0	34.0
Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2005, the Company has U.S. tax net operating loss carryforwards of approximately $128 million which expire through 2025. The Company also has unused tax credits of approximately $1.6 million which expire at various dates through 2025. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2005 and 2004, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $45 million and $41 million, respectively (comprised primarily of a net operating loss carryforward), for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets is not determinable.

Revenue Recognition-

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is at the time products are shipped to the customer. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales, using such factors as historical trends, distributor inventory levels and product prescription data, and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the Company’s strategic alliance partners’ sales are included in revenues as sales are recognized by the strategic alliance partners.

In the 2004 fourth quarter, primarily two customers of the Company returned $1,362,000 of one of the Company’s products, Prochieve® 8%, which was going to expire in 2005. Prochieve® 8% was introduced to the trade in the second half of 2002. As a result, the Company increased its estimate for product returns and recorded an additional provision of approximately $886,000 for Prochieve® 8% returns in the fourth quarter.

The total provisions for returns during the years ended December 31, 2005, 2004 and 2003 were $2,431,823, $3,336,339 and $406,000, respectively, and were recorded as a reduction of sales.

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

Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $1,491,000 in 2005, $4,576,000 in 2004 and $6,800,000 in 2003, and is included in selling and distribution expense.

Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Loss per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 6,678,725, 6,204,400 and 6,944,911 at December 31, 2005, 2004 and 2003, respectively.

Statements of Cash Flows-

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-based Compensation-

The Company applies the intrinsic method permitted under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans and warrants issued to employees. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of Statement of Financial Accounting Standard No. 123, the Company’s net loss per share would have been increased to the pro forma amounts indicated below.

	2005	2004	2003
Net loss, as reported	$(9,307,136)	$(25,129,624)	$(21,151,019)
Deduct: Total stock-based
employee compensation expense
determined under-fair-value based
methods for all awards	(1,407,286)	(1,918,022)	(1,707,678)
Pro forma net loss	$(10,714,422)	$(27,047,646)	$(22,858,697)

Loss per share: As reported	$(0.23)	$(0.62)	$(0.57)
Pro forma	$(0.26)	$(0.66)	$(0.62)

The estimated grant date fair value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant, (ii) an option life of 6.67 years in 2005 and five years in 2004 and 2003, (iii) a risk-free rate of 4.03% in 2005, 3.01% in 2004 and 4.25% in 2003 and which represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (iv) volatility of 81.9% in 2005, 54.0% for 2004 and 59.2% for 2003 and (v) no annualized dividends paid with respect to a share of common stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised.

The weighted-average fair value of options and warrants granted to employees during 2005, 2004 and 2003 was $1.52, $2.20 and $3.33, respectively.

Recent Accounting Pronouncements-

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. As of December 31, 2005, the amount of compensation to be recognized as expense in future periods for non-vested stock options granted to employees is approximately $1,779,000. Notwithstanding additional grants in periods after December 31, 2005, and assuming no terminations or resignations, expense amounting to $765,000, $596,000, $332,000 and $86,000 will be recognized in 2006, 2007, 2008 and 2009 respectively. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement, except for South Africa, with American Home Products Corporation (“AHP”) under which the Wyeth-Ayerst Laboratories division of AHP marketed Crinone®. The Company supplied Crinone® to AHP at a price equal to 30% of AHP’s net selling price. On July 2, 1999, AHP assigned the license and supply agreement to Ares-Serono, a Swiss pharmaceutical company. The Company supplies Crinone® to Ares Trading S.A. (“Serono”) under the same terms as in the agreement with AHP. In June 2002, as part of the settlement of litigation between the two companies, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve®” to obstetricians, gynecologists and all other physicians in the United States that are not on Serono’s target list of fertility specialists. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the product and an additional royalty of 40% of Prochieve®’s net sales to the infertility specialist market. The Company paid approximately $698,835, $863,889 and $1,685,852 to Serono in accordance with this agreement for the years 2005, 2004 and 2003, respectively.

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

Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens®, to Lil’ Drug Store Products Inc. for a total of $4.5 million cash. Additionally, the purchaser agreed to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens®. The royalties were fully paid in October 2005. Additionally, effective May 5, 2000, the Company licensed its Legatrin® PM brand to the same purchaser mentioned above. Under the terms of this agreement, the Company receives license fees equal to 20% of the licensee’s net sales of Legatrin® PM. This agreement has a five-year term with provisions for renewal and contains an option that allows the licensee to acquire this brand from the Company.

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. On March 5, 2003, the Company and Quintiles Transnational Corp. announced an agreement to commercialize the Company’s Striant® testosterone buccal bioadhesive product in the United States. Under the terms of the agreement, Quintiles’ commercialization unit, Innovex, provided a dedicated team of approximately 75 sales representatives for two-and-a-half years. In January 2004, the Company and Innovex restructured the sales force dedicated to exclusively promoting the Company’s women’s healthcare products and Striant®. The restructured sales force was made up of nine Company district managers as well as 80 sales representatives divided evenly between the Company and Innovex. Under the terms of this restructuring, Innovex accelerated the transfer of responsibility for management of the sales force to the Company, but continued to provide half the sales representatives. In February 2005, the Company and Innovex reduced the sales force to 28 individuals which included 23 sales representatives divided evenly between the Company and Innovex. The Company also took responsibility for all sales force support. Columbia hired the remaining Innovex sales representatives as Columbia employees on November 1, 2005.

On October 16, 2002, the Company and Ardana Bioscience, Ltd. (“Ardana”) entered into a license and supply agreement for the Company’s Striant® testosterone buccal mucoadhesive product in 18 European countries (excluding Italy). Under the terms of the agreement, Ardana markets, distributes and sells Striant®. In exchange for the license, the Company will receive total payments of $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Initial regulatory approval of the U.K. application, which was received in the first quarter of 2004, was the basis for mutual recognition applications filed in the rest of Europe. Additional milestone payments totaling $2 million (of which $400,000 and $800,000 was received in 2005 and 2004, respectively) are due upon marketing approvals in major European countries included in the agreement. A performance payment of $2 million is also due upon achievement of a certain level of sales. Ardana is obligated to purchase its requirements of product from the Company during the term of the agreement. The agreement shall continue for a period of the later of 10 years from the first commercial sale of the finished product by Ardana or the date of expiration or lapse of the last to expire or lapse Company’s patent rights in the territory, determined on a country by country basis. The Company is recognizing the license revenue on this agreement over a 10-year period and accordingly has recognized revenue of $541,307, $478,603 and $401,681 in 2005, 2004 and 2003, respectively. The remaining $3,728,268 is shown as deferred revenue in the accompanying consolidated balance sheets.

In May 2003, the Company and Mipharm S.p.A. entered into an agreement, under which Mipharm will market, distribute and sell Striant® in Italy. In exchange for these rights, the Company will receive payments of $1.4 million, including the immediate reimbursement of $350,000 in development costs, which was paid in 2003. An additional $76,048, net of VAT, was received in 2004. A mutual recognition application for marketing in Italy was filed based on initial regulatory approval of the pending application in the United Kingdom. Mipharm will provide additional performance payments upon achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is the Company’s manufacturer for Striant® under a May 2002 agreement. The Company is recognizing revenue on this agreement over a 132-month period and accordingly has recognized revenue of 41,573, $38,003 and $18,560 in 2005, 2004 and 2003, respectively. The remaining $330,059 is shown as deferred revenue in the accompanying consolidated balance sheets, respectively.

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

(3) NOTE PAYABLE:

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note was subordinate to other senior securities of the Company and bore interest at 7.125% which was payable semiannually on March 15 and September 15. The note was paid in full on March 15, 2005.

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $703,522, $625,295 and $498,369 were recorded as interest expense for the years 2005, 2004 and 2003, respectively. The agreement called for a true-up payment, if by February 28, 2005, the Company had not made $2,750,000 in royalty payments to PharmaBio. The amounts paid to PharmaBio were $2,290,662 (which included the $1,891,944 true-up) for 2005, $423,137 for 2004 and $434,919 for 2003.

In an agreement dated March 5, 2003, Quintiles’ strategic investment group, PharmaBio Development, agreed to pay $15 million, to be paid in five quarterly installments commencing with the signing of this agreement. In return, Quintiles will receive a 9% royalty on net sales of Striant® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million to be received, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $1,834,939, $1,610,482 and $586,704 were recorded as interest expense in 2005, 2004 and 2003, respectively. The agreement calls for a true-up payment on November 14, 2006. The true-up payment is equal to the difference between the royalties paid through and for the third quarter of 2006, and $13 million. The amounts paid to PharmaBio were $130,896 for 2005, $314,792 for 2004 and $266,658 for 2003.

Liabilities from financing agreements consist of the following:

	December 31,
	2005	2004
July 31, 2002 financing agreement	$3,242,607	$4,932,548
March 5, 2003 financing agreement	18,345,297	16,744,378
	21,587,904	21,676,926
Less: current portion	12,840,161	2,753,486
	$8,747,743	$18,923,440

Because of their terms, the fair value of the future value of the financial agreements cannot be determined.

(5) STOCKHOLDERS' EQUITY (DEFICIENCY):

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

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock"). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of common stock, subject to adjustment, and will automatically be converted into common stock at that rate upon the date that the average of the daily market prices of the Company’s common stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of common stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share.

Common Stock-

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

Warrants-

As of December 31, 2005, the Company had warrants outstanding for the purchase of 725,000 shares of common stock. Information on outstanding warrants is as follows:

Exercise Price
4.81	200,000
5.85	100,000
7.50	75,000
8.35	350,000
725,000

During 2001, a warrant to purchase 350,000 shares of common stock at an exercise price of $8.35 was issued pursuant to an employment agreement with the Company’s President and Chief Executive Officer. A warrant to purchase 100,000 shares of common stock at an exercise price of $5.85 per share were issued to an officer and director of the Company. As of December 31, 2005, 725,000 warrants were exercisable.

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

In October 1996, the Company adopted the 1996 Long-term Performance Plan (“Performance Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. The stock options have a maximum term of ten years after the date of grant and generally vest fully after four years. Pursuant to the Performance Plan, an aggregate of 8,000,000 shares of common stock have been reserved for issuance.

A summary of the status of the Company’s two stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,479,400	$8.73	6,087,050	$8.57	6,783,143	$8.23
Granted	969,880	2.56	852,400	4.51	667,175	6.04
Exercised	(2,850)	2.90	—	—	(1,260,268)	5.39
Forfeited	(492,705)	7.89	(1,460,050)	5.60	(103,000)	8.47
Outstanding at end of year	5,953,725	7.80	5,479,400	8.73	6,087,050	8.57

Options exercisable at year end	4,645,938		4,141,314		4,628,000

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at December 31, 2005	Life (Years)	Price	at December 31, 2005	Price
$1.91 - $3.83	1,613,750	7.95	$2.84	754,125	$2.99
$4.05 - $7.90	1,915,475	6.20	5.51	1,482,313	5.74
$8.06 - $12.13	1,334,500	2.40	11.02	1,319,500	11.02
$14.00 - $18.63	1,090,000	1.18	15.22	1,090,000	15.22
$1.91 - $18.63	5,953,725	4.90	7.80	4,645,938	9.02

(6) LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

	2005	2004	2003

Net loss	$(9,307,136)	$(25,129,624)	$(21,151,019)
Less: Preferred stock dividends	(162,500)	(162,500)	(178,125)
Net loss applicable to
common stock	$(9,469,636)	$(25,292,124)	$(21,329,144)

Basic and diluted
Weighted-average number of
common shares outstanding	41,752,422	40,984,083	37,440,270

Basic and diluted net loss per
common share	$(0.23)	$(0.62)	$(0.57)

7) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space, apartments and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2005, 2004 and 2003 totaled $265,620, $355,055 and $392,222, respectively. Future minimum lease payments as of December 31, 2005 are as follows:

2006	$221,091
2007	139,586
2008	16,753
$377,430

Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System, other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of common stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to 2% of the net sales of products based on the Bioadhesive Delivery System up to an aggregate amount of $7,500,000. The royalty payments are payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the Bioadhesive Delivery System without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Royalty expense under this agreement amounted to $405,798, $339,706 and $444,933 in 2005, 2004 and 2003, respectively.

In June 2002, as part of the settlement of litigation between Serono and the Company, the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve®” to obstetricians, gynecologists and all other physicians in the United States that are not on Serono’s list of fertility specialists. Under this agreement the Company is required to pay a 30% royalty to Serono based on net sales of the products and an additional royalty of 40% of Prochieve® net sales to the infertility specialist market.

Geographic Area of Operations-

Included in the Company’s Consolidated Balance sheet at December 31, 2005 and 2004 are the net assets of the Company’s subsidiaries located in Bermuda, France and the United Kingdom that total approximately $9.3 million and $15.1 million, respectively.

Employment Agreements-

In March 2001, the Company entered into a three-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $450,000 per year plus a minimum 10% bonus. Additionally, the employee was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.85 per share and a warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $8.35 per share. The options and warrants vest ratably over a four-year period. In March 2004, the Company entered into a new three-year employment agreement with the employee to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $500,000 per year plus a target fifty percent bonus. Additionally, the employee was granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.05 per share. On January 5, 2006, the employee resigned his position as of February 4, 2006.

In February 2005, the Company entered into a two-year employment agreement with an individual to serve as Senior Vice President-Operations and Chief Operating Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $300,000 per year plus a target 40% bonus. In addition, the employee was granted a signing bonus and is entitled to certain payments upon the completion of certain milestones. Additionally, the employee was granted options to purchase 175,000 shares of the Company’s common stock at an exercise price of $2.05 per share. The options vest ratably over a four-year period. On January 5, 2006, the employee was promoted to President and Chief Operating Officer, and on March 6, 2006, he was promoted to President and Chief Executive Officer.

Legal Proceedings-

In August 2001, Ares Trading S.A. (“Serono”) filed a lawsuit in the Supreme Court of the State of New York (the “Action”) naming the Company as defendant. The Action set forth claims for an alleged breach of contract for failure to supply Crinone® in accordance with the supply agreement between the parties. In November 2001, the Company filed counterclaims against Serono. In June 2002, the Company reached a settlement with Serono. The companies agreed to release all claims against each other in Serono’s suit against the Company and the Company’s counterclaims against Serono. Under the terms of the settlement, Columbia has rights to market a second brand of its 8% and 4% progesterone gel products under the trade name “Prochieve® to obstetricians, gynecologists and all other physicians in the United States that are not on Serono’s list of fertility specialists. As part of the settlement, Columbia gave Ares a note for $3.96 million, which was paid in full in March 2003.

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

(9) GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:

Geographic Information-

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The following table shows selected information by geographic area:

		(Loss) profit from	Identifiable
	Revenues	Operations	Assets
As of and for the year
ended December 31, 2005-

United States	$10,970,046	$(12,528,650)	$5,426,684
Europe	11,070,796	5,297,969	9,304,866
	$22,040,842	$(7,230,681)	$14,731,550

As of and for the year
ended December 31, 2004-

United States	$11,236,330	$(22,733,040)	$14,207,833
Europe	6,624,074	761,136	15,060,535
	$17,860,404	$(21,971,904)	$29,268,368

As of and for the year
ended December 31, 2003-

United States	$13,573,723	$(20,156,126)	$33,196,720
Europe	8,841,305	573,953	9,557,929
	$22,415,028	$(19,582,173)	$42,754,649

Customer Concentration-

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:
	2005	2004	2003

Ares-Serono	$9,765,387	$8,512,147	$8,655,947
Lil' Drug Store Products, Inc.	6,906,358	3,565,760	3,281,034
Cardinal Healthcare	1,773,811	1,419,962	3,296,865
McKesson	1,620,188	1,218,438	2,890,998
All others (none over 5%)	1,975,098	3,144,097	4,290,184

	$22,040,842	$17,860,404	$22,415,028

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2005 and 2004:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2005
Net sales	$3,354,172	$5,320,388	$5,504,230	$4,051,218	$18,230,008
Fee income and other income	926,405	1,013,457	1,029,712	841,260	3,810,834
Gross profit	2,463,572	4,088,410	4,143,828	3,233,535	13,929,345
Loss from operations	(3,553,014)	(958,944)	(649,653)	(2,069,070)	(7,230,681)
Net loss	(4,214,707)	(1,590,036)	(1,281,942)	(2,220,451)	(9,307,136)
Basic and diluted loss
per common share	(0.10)	(0.04)	(0.03)	(0.05)	(0.23)

2004
Net sales	$3,910,450	$3,703,056	$4,129,864	$2,595,833	$14,339,203
Fee income and other income	629,229	960,902	962,955	968,115	3,521,201
Gross profit	2,854,483	2,846,283	2,910,679	1,460,358	10,071,803
Loss from operations	(5,562,880)	(5,323,902)	(5,219,876)	(5,865,246)	(21,971,904)
Net loss	(6,254,829)	(6,603,280)	(5,981,839)	(6,289,676)	(25,129,624)
Basic and diluted loss
per common share	(0.16)	(0.16)	(0.14)	(0.15)	(0.62)

(1) 2005 second quarter net sales reflect a provision for product returns amounting to $1.6 million.

(2) 2004 fourth quarter net sales include sales returns for Prochieve® 8% of $1.4 million plus an additional provision for returns of approximately $900,000.

(11) SUBSEQUENT EVENT:

On March 10, 2006, the Company entered into a Securities Purchase Agreement, with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). The Company expects gross proceeds from the sale of the Shares will be approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning 180 days from the date they are issued, which is expected to occur on or about March 15, 2006, and expiring 5 years thereafter. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Under the terms of the Securities Purchase Agreement, the Company has agreed to file, within 30 days, a registration statement with the Securities and Exchange Commission to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement is required under the Securities Purchase Agreement to become effective within 120 days following the closing. The Company will be required to pay certain cash penalties if it does not meet its registration obligations under the Securities Purchase Agreement.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Registered Accounting Firm	F-29

Schedule II-Valuation and Qualifying Accounts	F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2005 included in this Form 10-K and have issued our report thereon dated February 24, 2006, except for the Liquidity paragraph of Note 1 and Note 11, as to which the date is March 10, 2006. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 24, 2006

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

		Charged to
	Balance at	(credited to)		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions (A)	of year

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$86,114	$187,962	$224,076	$50,000

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$120,000	$48,917	$82,803	$86,114

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$30,000	$133,509	$43,509	$120,000

(A) Deductions represent the write-off of uncollectible accounts

EXHIBIT INDEX
Exhibit Numbers

3.1	--	Restated Certificate of Incorporation of the Company, as amended33/
3.2	--	Amended and Restated By-laws of Company10/
4.1	--	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 199910/
4.2	--	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.3	--	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.10/
4.4	--	Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.10/
4.5	--	Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.6	--	Form of Warrant to Purchase common stock10/
4.7	--	Warrant to Purchase common stock granted to James J. Apostolakis on September 23, 1999
4.8	--	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State30/
10.1	--	Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier6/*
10.2	--	Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna6/*
10.3	--	1988 Stock Option Plan, as amended, of the Company4/
10.4	--	1996 Long-term Performance Plan, as amended, of the Company7/
10.5	--	License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19913/
10.6	--	Asset Purchase, License and Option Agreement, dated November 22, 19891/
10.7	--	Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti8/*
10.8	--	License and Supply Agreement for Crinone® between Columbia Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 19955/
10.9	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier8/*
10.10	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna8/*
10.11	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti8/*
10.12	--
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

10.16A	--	License and Supply Agreement by an between the Company and Mipharm S.p.A. dated March 5, 199911/
10.16B	--	License and Supply Agreement for Crinone® between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. dated as of May 20, 1999 12/
10.17	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and Norman M. Meier 12/*
10.18	--	Addendum to Employment Agreement dated as of January 1, 2000 between the Company and William J. Bologna 12/*
10.19	--	Employment Agreement dated as of January 1, 2000 between the Company and James J. Apostolakis 12/*
10.20	--	Employment Agreement dated December 30, 1999 between the Company and Dominique de Ziegler 12/*

10.21	--	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 12/
10.22	--	Replens® Purchase and License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.23	--	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.24	--	Distribution Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 13/
10.25	--	Stock Purchase Agreement, dated January 31, 2001, between the Company and Ridgeway Investment Limited 14/
10.26	--	Amended and Restated common stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of February 6, 2001. 15/
10.27	--	Employment Agreement dated March 16, 2001 between the Company and G. Frederick Wilkinson16/*
10.28	--	Stock Purchase Agreement, dated May 10, 2001, between the Company and Ridgeway Investment Limited 17/
10.29	--	Stock Purchase Agreement, dated July 23, 2001, between the Company and Ridgeway Investment Limited 18/
10.30	--	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent19/
10.31†	--	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A.20/
10.32†	--	Amended and Restated License and Supply Agreement dated June 4, 2002 between theCompany and Ares Trading S.A.20/
10.33†	--	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc.20/
10.34†	--	Master Services Agreement dated July 31, 2002 between the Company and Innovex LP20/
10.35†	--	Stock Purchase Agreement dated July 31, 2002 By and Between Columbia Laboratories, Inc. and PharmaBio Development Inc.20/
10.36†	--	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc.20/
10.37†	--	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited21/
10.38†	--	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited21/
10.39	--	Amendment No. 1 to the Amended and Restated common stock Purchase Agreement by and between the Company and Acqua Wellington North American Equities Fund, Ltd., effective as of January 31, 200321/
10.40†	--	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc.21/
10.41†	--	Sales Force Work Order #8872 pursuant to the Master Services Agreement having an Effective Date of July 31, 2002, between the Company and Innovex LP21/
10.42	--	Separation and Consulting Agreement dated April 15, 2003 between the Company and William J. Bologna22/
10.43†	--	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A.23/
10.44	--	Standstill Agreement dated December 1, 2003 between the Company and Perry Corp.24/
10.45†	--
Amended and Restated Sales Force Work Order #8795 And Termination of Work Order #8872 pursuant to the Master Services Agreement having an effective date of January 26, 2004 between the Company and Innovex25/

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49 †	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50 †	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51 †	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
10.55	--	Description of the Registrant’s compensation and reimbursement practices for non-employee directors31/
10.56	--	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc.30/

10.57	--	Columbia Laboratories Inc. Incentive Plan32/
10.58	--	2005 base salaries and incentive bonus targets for the Registrant’s executive officers32/
14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company33/
23	--	Consent of Goldstein Golub Kessler LLP33/
31(i).1	--	Certification of Chief Executive Officer of the Company33/
31(i).2	--	Certification of Chief Financial Officer of the Company33/
32.1	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.33/
32.2	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.33/
99.1	--	Schedule Identifying Series E Convertible Preferred Stock Purchase agreements Omitted30/

*		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

†		Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/		Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005.

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005.

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 20, 2005.

33/	Filed herewith.