Form 10-Q
period 2006-03-31
COLUMBIA LABORATORIES INC
filed 2006-05-09
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes    ☒ No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 3, 2006: 49,521,823

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$35,080,377	$7,136,854
Accounts receivable, net	3,852,125	4,020,019
Inventories	1,892,916	1,821,433
Prepaid expenses and other current assets	939,096	625,908
Total current assets	41,764,514	13,604,214

Property and equipment, net	944,229	1,002,580
Other assets	124,901	124,756
TOTAL ASSETS	$42,833,644	$14,731,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Current portion of financing agreements	$12,986,145	$12,840,161
Accounts payable	3,332,084	1,905,381
Accrued expenses	1,785,021	2,329,475
Total current liabilities	18,103,250	17,075,017
Deferred revenue	4,302,173	4,058,327
Long-term portion of financing agreements	9,183,093	8,747,743
TOTAL LIABILITIES	31,588,516	29,881,087
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2006 and 2005	1	1
Series C Convertible Preferred Stock, 3,250 shares issued
and outstanding in 2006 and 2005	32	32
Series E Convertible Preferred Stock, 69,000 shares issued
and outstanding in 2006 and 2005	690	690
Common stock, $.01 par value; 100,000,000 authorized;
49,336,382 and 41,754,784 shares issued and outstanding in
2006 and 2005, respectively	493,364	417,548
Capital in excess of par value	204,398,069	175,340,023
Accumulated deficit	(193,831,296)	(191,084,974)
Accumulated other comprehensive income	184,268	177,143
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	11,245,128	(15,149,537)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$42,833,644	$14,731,550

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

NET REVENUES	$4,545,377	$4,280,577

COST OF REVENUES	1,878,268	1,817,005
Gross profit	2,667,109	2,463,572

OPERATING EXPENSES:
Selling and distribution	1,499,979	2,898,603
General and administrative	1,587,650	1,825,758
Research and development	1,726,617	1,292,225
Total operating expenses	4,814,246	6,016,586

Loss from operations	(2,147,137)	(3,553,014)
OTHER INCOME (EXPENSE):
Interest income	100,495	45,838
Interest expense	(670,991)	(740,613)
Other, net	(28,689)	33,082
	(599,185)	(661,693)

Net loss	$(2,746,322)	$(4,214,707)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	43,344,645	41,751,934

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

NET LOSS	$(2,746,322)	$(4,214,707)

Other comprehensive income (loss):
Foreign currency translation, net of tax	7,125	(24,911)

Comprehensive loss	$(2,739,197)	$(4,239,618)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,746,322)	$(4,214,707)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	65,674	90,006
Provision for doubtful accounts	721	45,000
Provision for returns and allowances	208,014	546,429
Writedown of inventories	158,275	210,000
Stock based compensation	101,057	-
Interest expense on financing agreements	670,991	585,033
Loss on disposal of fixed asset	2,177	-
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	167,173	1,292,604
Inventories	(229,758)	(275,819)
Prepaid expenses and other current assets	(313,188)	296,626
Other assets	(145)	392
Increase (decrease) in:
Accounts payable	1,426,703	(190,367)
Accrued expenses	(752,468)	(1,865,448)
Deferred revenue	243,846	258,067
Net cash used in operating activities	(997,250)	(3,222,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,500)	(3,343)
Net cash used in investing activities	(9,500)	(3,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	28,813,385	-
Payment of note payable	-	(10,000,000)
Proceeds from exercise of options	260,045	-
Payments pursuant to financing agreements	(89,657)	(2,187,526)
Dividends paid	(40,625)	(40,625)
Net cash provided by (used in) financing activities	28,943,148	(12,228,151)

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Three Months Ended March 31,
	2006	2005

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,125	(24,867)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	27,943,523	(15,478,545)

CASH AND CASH EQUIVALENTS,
Beginning of period	7,136,854	19,781,591

CASH AND CASH EQUIVALENTS,
End of period	$35,080,377	$4,303,046

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the recognition of expense relative to existing, unvested awards from January 1, 2006. The Company’s Condensed Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Employee stock-based compensation expense for the three months ended March 31, 2006, was $100,162, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three months ended March 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will be recognized using the straight line single-option approach, and compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. No stock options were granted during the three months ended March 31, 2006. As stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

(2) INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Finished goods	$967,030	$1,165,413
Raw materials	925,886	656,020

	$1,892,916	$1,821,433

(3) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $187,190 and $166,378 were recorded as interest expense for the quarters ended March 31, 2006 and March 31, 2005, respectively. The Company has paid PharmaBio $3,148,712 under this agreement through March 31, 2006.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In an agreement dated March 5, 2003, PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $483,801 and $437,156 were recorded as interest expense for the quarters ended March 31, 2006 and March 31, 2005, respectively. The agreement calls for a true-up payment on November 14, 2006. The true-up payment is equal to the difference between royalties paid through and for the third quarter of 2006, and $13,000,000. The Company has paid PharmaBio $712,346 under this agreement through March 31, 2006.

Long term liabilities from financing agreements consisted of the following:

	March 31,	December 31,
	2006	2005
July 31, 2002 financing agreement	$3,365,658	$3,242,607
March 5, 2003 financing agreement	18,803,580	18,345,297
	22,169,238	21,587,904
Less: current portion	12,986,145	12,840,161
	$9,183,093	$8,747,743

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products, medical devices, and cosmetics. The following table shows selected unaudited information by geographic area:

	Net	Profit (loss) from	Identifiable
	Revenues	Operations	Assets

As of and for the three months
ended March 31, 2006-
United States	$2,051,692	$(3,091,349)	$34,810,608
Europe	2,493,685	944,212	8,023,036

	$4,545,377	$(2,147,137)	$42,833,644

As of and for the three months
ended March 31, 2005-
United States	$1,729,367	$(4,481,617)	$4,861,667
Europe	2,551,210	928,603	7,272,646

	$4,280,577	$(3,553,014)	$12,134,313

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended
	March 31,
	2006	2005

Net loss	$(2,746,322)	$(4,214,707)
Less: Preferred stock dividends	(40,625)	(40,625)

Net loss applicable to
common stock	$(2,786,947)	$(4,255,332)

Basic and diluted:
Weighted average number of
common shares outstanding	43,344,645	41,751,934

Basic and diluted net loss per common share	$(0.06)	$(0.10)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the periods. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock excluded from the calculation amounted to 12,365,408 and 7,322,500 at March 31, 2006 and 2005, respectively.

(6) LEGAL PROCEEDINGS:

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

(7) STOCK-BASED COMPENSATION:

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options and other stock-based awards based on estimated fair values.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Employee stock-based compensation in:
Cost of revenue	$16,082	$-

Selling and distribution	15,832	-
General and administrative	43,885	-
Research and development	24,363	-
Total employee stock-based compensation in operating expenses	84,080	-
Total employee stock-based compensation	100,162	-

Total other stock-based compensation(1)	895	-
Total stock-based compensation	$101,057	$-

(1)	Other stock-based compensation represents charges primarily related to non-employee stock options.

The table below reflects net loss and net loss per share for the three months ended March 31, 2006, compared with the pro forma information for the three months ended March 31, 2005 reflecting the impact of stock-based compensation as if accounted for under SFAS 123(R):

	Three Months Ended
	March 31,
	2006	2005
		(pro forma)
Net loss, before stock-based compensation for employees,
prior period	$(2,746,322)	$(4,214,707)
Less: Stock-based employee compensation included in the
determination of net loss as reported	100,162
Add: Stock-based compensation expense for employees
determined under fair based method	(100,162)	(671,503)
Net loss, after effect of stock-based compensation for employees	$(2,746,322)	$(4,886,210)

Net loss per share:
Basic and diluted - as reported in prior year	$(0.06)	$(0.10)
Basic and diluted - after effect of stock-based compensation
for employees	$(0.06)	$(0.12)

* Includes the effect of $100,162 in stock- based compensation.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $1,375,286 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 48 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted was $2.05 per share during the three months ended March 31, 2005. No stock options were granted during the three months ended March 31, 2006. The assumptions used to value options granted during the three months ended March 31, 2005 are as follows:

Risk free interest rate	4.27%
Expected term	7.46 years
Dividend yield	0.0
Expected volatility	82.12%

The Company estimated the volatility of the Company’s stock based on historical volatility. in accordance with guidance in SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the status of the Company’s stock option plans as of March 31, 2006 and of changes in options outstanding under the plans during the three months ended March 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
		Price	Remaining	Aggregate
	Number of	Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding at December 31, 2005	5,953,725	$7.80
Options granted	-	$-
Options exercised	(83,378)	$3.12
Options forfeited	(468,225)	$5.41
Outstanding at March 31, 2006	5,402,122	$8.07	4.33	$3,366,720

Options exercisable at March 31, 2006	4,475,810	$9.04	3.67	$1,750,494

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and the changes during the three months ending March 31, 2006 is presented below:

		Weighted
		average
	Number of	exercise price
	shares	per share
Nonvested shares at December 31, 2005	1,307,787	$3.49
Options granted	-	$-
Options vested	(153,975)	$3.65
Options forfeited	(227,500)	$3.49
Nonvested shares at March 31, 2006	926,312	$3.43

Generally, stock options granted under the Company’s 1996 Long-term Performance Plan (“1996 Plan”) prior to January 1, 2006 have a contractual term of ten years from the date of grant, and stock options granted under the 1996 Plan on or after January 1, 2006 are expected to have a contractual term of seven years from the date of grant. Options generally vest ratably over a four-year period. The Company’s general policy is to issue new shares upon the exercise of stock options.

The expected term of employee stock options represents the weighted-average period that employees are expected to hold the options before exercise. The Company derived the expected term assumption based on the Company’s historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), the Company used historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to the Company’s Consolidated Financial Statements for the related periods.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(9) SALE OF COMMON STOCK:

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). The gross proceeds from the sale of the Shares were approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning on September 9, 2006, and expiring on March 11, 2011. The exercise price and number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Pursuant to the Securities Purchase Agreement, the Company filed, within 30 days, a registration statement with the SEC to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants, which registration statement was declared effective on April 14, 2006.

(10) SUBSEQUENT EVENT - EARLY PAYMENT OF STRIANT TRUE-UP PAYMENT

On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of a true-up payment seven months early. (See Note 3 to Condensed Consolidated Financial Statements)

On March 5, 2003, the Company and PharmaBio entered into an agreement (the “Striant Agreement”) under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio receives a 9% royalty on net sales of Striant® (testosterone buccal system) in the United States up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, and include a true-up payment, payable not later than November 14, 2006, of the difference between royalties paid to that date and $13 million. Through March 31, 2006, the Company paid $712,346 in royalties to PharmaBio under the Striant Agreement. The Company expects the amount of the true-up payment to be approximately $12 million.

Under the Letter Agreement, the Company agreed to pay PharmaBio on April 14, 2006 $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. Although the Company will pay and record approximately $415,000 less in interest expense during 2006 due to this early payment, for accounting purposes, the payment will result in a non cash loss of approximately $278,000 during the second quarter of 2006. In consideration of such payment, PharmaBio agreed that PharmaBio will be deemed (solely for purposes of the Striant Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the Striant Agreement, including the Early Payment, exceed $13 million, the Company will be entitled to have such excess reimbursed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

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

Over the last few years we have laid a foundation for the Company’s long-term growth by establishing marketing partnerships and forging alliances with strategic partners to create a base business of products that these partners market and that provide us with good margins and growth potential. In addition, in September 2002, we developed our own commercial organization to commercialize our women’s healthcare products in the United States. We more than doubled the size of that sales organization in the summer of 2003 upon FDA approval of Striant. Subsequently, in both January 2004 and February 2005, we restructured our sales and marketing organizations and downsized them to reduce costs. We have advanced several clinical research initiatives designed to realize additional potential from currently marketed Prochieve products by developing new indications, while simultaneously advancing the development of new product candidates. Our focus in fiscal 2006 is to build on this foundation and execute well in key areas.

Results of Operations - Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Net revenues increased 6% in the three months ended March 31, 2006 to $4.5 million as compared to $4.3 million in the three months ended March 31, 2005. We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

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

Revenues from promoted products increased 29% to $1.8 million in the three months ended March 31, 2006 as compared to $1.4 million in the three months ended March 31, 2005, primarily as a result of an increase in sales of the Prochieve line of products.

Revenues from partnered products decreased 5% to $2.7 million in the three months ended March 31, 2006 as compared to $2.9 million in the three months ended March 31, 2005, primarily as a result of the reduction in orders of RepHresh by one of our marketing partners.

Gross profit as a percentage of revenues was 59% in the three months ended March 31, 2006 and 58% in the three months ended March 31, 2005. The 1% increase in gross profit percentage from 2005 to 2006 was the result of the change in product mix. Cost of goods sold for Prochieve includes a 30% royalty on net sales paid to Serono.

Selling and distribution expenses decreased 48% to $1.5 million in the three months ended March 31, 2006, as compared to $2.9 million in the three months ended March 31, 2005. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2006 reduction in expense. Included in the 2006 expenses were sales force costs of approximately $919,000, product marketing expenses of approximately $184,000 and salary costs of approximately $103,000. Expenses in 2005 included approximately $1.7 million in sales force costs, approximately $483,000 in product marketing expenses and approximately $272,000 in salary costs.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased 13% to $1.6 million in the three months ended March 31, 2006 as compared to $1.8 million in the three months ended March 31, 2005. The reduction in 2006 expenses is primarily the result in a decrease in salary expense ($400,000), offset by increases in insurance premiums ($79,000) and legal fees ($89,000).

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses increased 34% to $1.7 million in the three months ended March 31, 2006 as compared to $1.3 million in the three months ended March 31, 2005. The increase is primarily related to the higher costs associated with the Company’s ongoing Phase III trial for Prochieve® 8% in preventing preterm delivery in pregnant women who are at high risk.

As a result, the net loss for the three months ended March 31, 2006 was $2.7 million or $(.06) per common share as compared to the net loss for the three months ended March 31, 2005 of $4.2 million or $(.10) per common share.

Liquidity and Capital Resources

Cash and cash equivalents increased from $7,136,854 at December 31, 2005 to $35,080,377 at March 31, 2006. During the quarter ended March 31, 2006, we received net proceeds of $28,813,385 from the sale of the 7,428,220 shares of common stock described in Note 9 of the Company’s Condensed Consolidated Financial Statements and $260,045 from the exercise of employee stock options. During the quarter ended March 31, 2006 we used $997,250 for operations, paid off $89,657 on our PharmaBio financing agreements, used $9,500 on property and equipment additions and paid a $40,625 dividend to holders of our Series C preferred stock. The effect of exchange rate changes increased cash by $7,125.

Cash and cash equivalents decreased from $19,781,591 at December 31, 2004 to $4,303,046 at March 31, 2005. During the quarter ended March 31, 2005 the Company used $3,222,184 for operations, paid off its $10,000,000 convertible subordinated note, paid $2,187,526, which included a $1,891,944 true-up payment, to PharmaBio, spent $3,343 on property and equipment and paid a $40,625 dividend to holders of its Series C preferred stock. The effect of exchange rate changes decreased cash by $24,867.

On April 14, 2006, the Company entered into the Letter Agreement with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of a true-up payment under the Striant Agreement seven months early. (See Note 3 to the Company’s Condensed Consolidated Financial Statements). On March 5, 2003, the Company and PharmaBio entered into the Striant Agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the Striant Agreement. In return, PharmaBio receives a 9% royalty on net sales of Striant® (testosterone buccal system) in the United States up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, and include a true-up payment, payable not later than November 14, 2006, of the difference between royalties paid to that date and $13 million. Through March 31, 2006, the Company paid $712,346 in royalties to PharmaBio under the Striant Agreement. The Company expects the amount of the true-up payment to be approximately $12 million. Under the Letter Agreement, the Company agreed to pay PharmaBio an Early Payment of $11,585,235, which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio will be deemed (solely for purposes of the Striant Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the Striant Agreement, including the Early Payment, exceed $13 million, the Company will be entitled to have such excess reimbursed.

The Company has an effective registration statement that we filed with the SEC using a shelf registration process. Under the shelf registration process, we may offer from time to time shares of our common stock up to an aggregate amount of $75,000,000. To date, the Company has sold approximately $56,400,000 in common stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the BDS, up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s common stock on any national securities exchange is $20 or more. Through March 31, 2006, the Company has paid approximately $3.4 million in royalty payments.

As of March 31, 2006, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $45.0 million of additional capital and would cause the number of shares outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products. In addition, the Company anticipates it will spend approximately $100,000 on property and equipment in 2006.

As of March 31, 2006, the Company had available net operating loss carryforwards of approximately $132 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2006 and December 31, 2005, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $48 and $45 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since that report was filed.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2005, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Stock-Based Compensation - Employee Stock-Based Awards. On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under APB 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended March 31, 2006, was $100,162, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three months ended March 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will continue to be recognized using the straight line single-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. No stock options were granted during the three months ended March 31, 2006. As stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Generally, stock options granted under the 1996 Plan prior to January 1, 2006 have a contractual term of ten years from the date of grant, and stock options granted under the 1996 Plan on or after January 1, 2006 are expected to have a contractual term of seven years from the date of grant.

Forward-Looking Information

The Company and its representatives from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the SEC and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding clinical research programs, sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general views about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties.

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of Prochieve® 8%, Prochieve® 4% and Striant® in the U.S.; whether Prochieve is dispensed to patients of physicians on Serono’s target list of fertility specialists at a rate of less than 10% the amount of Crinone dispensed to those patients, the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products; the timely and successful completion of clinical studies, including the Phase III study of Prochieve 8% in preventing preterm birth and the lidocaine vaginal gel study; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies, including acceptance and approval of an indication for preventing preterm delivery for Prochieve 8% from the FDA; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
10.59	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto.1/
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.2/
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.2/
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 2/
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 2/

1/	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 16, 2006.

2/	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

By:	/s/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President-
Finance and Chief Financial Officer

DATE: May 9, 2006