Form 10-Q
period 2006-06-30
COLUMBIA LABORATORIES INC
filed 2006-08-09
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ Yes ☒ No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 3, 2006: 49,667,288

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$22,003,677	$7,136,854
Accounts receivable, net	3,794,605	4,020,019
Inventories	1,768,756	1,821,433
Prepaid expenses and other current assets	724,575	625,908
Total current assets	28,291,613	13,604,214

Property and equipment, net	878,884	1,002,580
Other assets	120,204	124,756
TOTAL ASSETS	$29,290,701	$14,731,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Current portion of financing agreements	$754,611	$12,840,161
Accounts payable	1,763,166	1,905,381
Accrued expenses	2,303,628	2,329,475
Total current liabilities	4,821,405	17,075,017
Deferred revenue	4,535,920	4,058,327
Long-term portion of financing agreements	10,235,635	8,747,743
TOTAL LIABILITIES	19,592,960	29,881,087
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2006 and 2005	1	1
Series C Convertible Preferred Stock, 3,250 shares issued
and outstanding in 2006 and 2005	32	32
Series E Convertible Preferred Stock, 69,000 shares issued
and outstanding in 2006 and 2005	690	690
Common stock, $.01 par value; 100,000,000 authorized;
49,653,303 and 41,754,784 shares issued and outstanding in
2006 and 2005, respectively	496,533	417,548
Capital in excess of par value	205,308,479	175,340,023
Accumulated deficit	(196,308,891)	(191,084,974)
Accumulated other comprehensive income	200,897	177,143
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	9,697,741	(15,149,537)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$29,290,701	$14,731,550

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET REVENUES	$10,068,490	$10,614,422	$5,523,113	$6,333,845

COST OF REVENUES	4,182,007	4,062,440	2,303,739	2,245,435
Gross profit	5,886,483	6,551,982	3,219,374	4,088,410

OPERATING EXPENSES:
Selling and distribution	3,239,490	5,000,396	1,739,511	2,101,793
General and administrative	3,348,796	3,522,722	1,761,146	1,696,964
Research and development	3,370,370	2,540,822	1,643,753	1,248,597
Total operating expenses	9,958,656	11,063,940	5,144,410	5,047,354

Loss from operations	(4,072,173)	(4,511,958)	(1,925,036)	(958,944)

OTHER INCOME (EXPENSE):
Interest income	355,899	86,399	255,404	40,561
Interest expense	(1,216,470)	(1,365,966)	(545,479)	(625,353)
Other, net	(291,173)	(13,218)	(262,484)	(46,300)
	(1,151,744)	(1,292,785)	(552,559)	(631,092)

Net loss	$(5,223,917)	$(5,804,743)	$(2,477,595)	$(1,590,036)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.14)	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	46,467,128	41,751,934	49,555,297	41,751,934

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET LOSS	$(5,223,917)	$(5,804,743)	$(2,477,595)	$(1,590,036)

Other comprehensive loss:
Foreign currency translation, net of tax	23,754	(58,235)	16,629	(33,324)

Comprehensive loss	$(5,200,163)	$(5,862,978)	$(2,460,966)	$(1,623,360)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Uaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,223,917)	$(5,804,743)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	131,018	155,055
Provision for doubtful accounts	55,855	89,009
Provision for returns and allowances	620,868	2,125,048
Writedown of inventories	349,722	497,125
Stock based compensation	390,054	—
Interest expense on financing agreements	1,206,910	1,210,386
Loss on partial extinguishment of financing agreement	280,000	—
Loss on disposal of fixed asset	2,178	—
Issuance of options for sales services	—	4,537
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	169,559	(504,488)
Inventories	(297,045)	(349,313)
Prepaid expenses and other current assets	(98,667)	710,758
Other assets	4,552	819
Increase (decrease) in:
Accounts payable	(142,215)	(1,300,498)
Accrued expenses	(913,350)	(2,260,429)
Deferred revenue	477,593	111,813
Net cash used in operating activities	(2,986,885)	(5,314,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,500)	(67,216)
Net cash used in investing activities	(9,500)	(67,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	28,766,126	—
Proceeds from the issuance of preferred stock, net	—	6,900,000
Payment of note payable	—	(10,000,000)
Proceeds from exercise of options	972,511	—
Payments pursuant to financing agreements	(11,817,933)	(2,193,544)
Dividends paid	(81,250)	(81,250)
Net cash provided by (used in) financing activities	17,839,454	(5,374,794)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,754	(58,127)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	14,866,823	(10,815,058)

CASH AND CASH EQUIVALENTS,
Beginning of period	7,136,854	19,781,591

CASH AND CASH EQUIVALENTS,
End of period	$22,003,677	$8,966,533

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the recognition of expense relative to existing, unvested awards from January 1, 2006. The Company’s Condensed Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Employee stock-based compensation expense for the three and six months ended June 30, 2006, was $288,997 and $390,054, respectively, which in each case consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three and six months ended June 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will be recognized using the straight line single-option approach, and compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

(2) INVENTORIES:

Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Finished goods	$1,269,303	$1,165,413
Raw materials	499,453	656,020

	$1,768,756	$1,821,433

(3) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $193,846 and $172,291 were recorded as interest expense for the three months ended June 30, 2006 and June 30, 2005, respectively, and $381,036 and $320,168 were recorded as interest expense for the six months ended June 30, 2006 and June 30, 2005, respectively. The Company has paid PharmaBio $3,291,759 under this agreement through June 30, 2006.

In an agreement dated March 5, 2003 (the “Striant Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $490,203 and $453,062 were recorded as interest expense for the three months ended June 30, 2006 and June 30, 2005, respectively, and $974,004 and $890,218 were recorded as interest expense for the six months ended June 30, 2006 and June 30, 2005, respectively. The agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of the true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio will be deemed (solely for purposes of the Striant Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the Striant Agreement, including the Early Payment, exceed $13 million, the Company will be entitled to have such excess reimbursed. Although the Company paid and will record approximately $415,000 less in interest expense during 2006 due to this early payment, for accounting purposes, the payment resulted in a non cash loss of approximately $280,000 during the second quarter of 2006. Including the Early Payment, the Company has paid PharmaBio $12,712,346 through June 30, 2006.

Long term liabilities from financing agreements consisted of the following:

	June 30,	December 31,
	2006	2005
July 31, 2002 financing agreement	$3,416,463	$3,242,607
March 5, 2003 financing agreement	7,573,783	18,345,297
	10,990,246	21,587,904
Less: current portion	754,611	12,840,161
	$10,235,635	$8,747,743

(4) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products, medical devices, and cosmetics. The following table shows selected unaudited information by geographic area:

	Net Revenues	Profit (Loss) from Operations	Identifiable Assets

As of and for the six months
ended June 30, 2006-
United States	$5,016,298	$(6,066,893)	$21,350,900
Europe	5,052,192	1,994,720	7,939,801

	$10,068,490	$(4,072,173)	$29,290,701

As of and for the six months
ended June 30, 2005-
United States	$5,161,006	$(7,141,356)
Europe	5,453,416	2,629,398

	$10,614,422	$(4,511,958)

As of and for the three months
ended June 30, 2006-
United States	$2,964,606	$(2,975,544)
Europe	2,558,507	1,050,508

	$5,523,113	$(1,925,036)

As of and for the three months
ended June 30, 2005-
United States	$3,431,639	$(2,659,739)
Europe	2,902,206	1,700,795

	$6,333,845	$(958,944)

(5) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss	$(5,223,917)	$(5,804,743)	$(2,477,595)	$(1,590,036)
Less: Preferred stock dividends	(81,250)	(81,250)	(40,625)	(40,625)

Net loss applicable to
common stock	$(5,305,167)	$(5,885,993)	$(2,518,220)	$(1,630,661)

Basic and diluted:
Weighted average number of
common shares outstanding	46,467,128	41,751,934	49,555,297	41,751,934

Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.05)	$(0.04)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the periods. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock excluded from the calculation amounted to 11,821,413 and 11,278,475 at June 30, 2006 and 2005, respectively.

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

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee stock-based compensation in:
Cost of revenue	$34,302	$—	$18,220	$—

Selling and distribution	35,343	—	19,511	—
General and administrative	262,306	—	217,526	—
Research and development	58,103	—	33,740	—
Total employee stock-based compensation
in operating expenses	355,752	—	270,777	—

Total employee stock-based compensation	$390,054	$—	$288,997	$—

No tax benefit has been recognized due to net losses during the periods presented.

The table below reflects net loss and net loss per share for the three and six months ended June 30, 2006, compared with the pro forma information for the three and six months ended June 30, 2005 reflecting the impact of stock-based compensation as if accounted for under SFAS 123(R):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(pro forma)		(pro forma)
Net loss, before stock-based compensation
for employees, prior period	$(5,223,917)	$(5,804,743)	$(2,477,595)	$(1,590,036)
Less: Stock-based employee compensation included
in the determination of net loss as reported	390,054		288,997
Add: Stock-based compensation expense for
employees determined under fair-value based method	(390,054)	(941,012)	(288,997)	(268,707)
Net loss, after effect of stock-based compensation
for employees	$(5,223,917)	$(6,745,755)	$(2,477,595)	$(1,858,743)

Net loss per share:
Basic and diluted - as reported in prior year	$(0.11)	$(0.14)	$(0.05)	$(0.04)
Basic and diluted - after effect of stock-based
compensation for employees	$(0.11)	$(0.16)	$(0.05)	$(0.05)

As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $1,542,043 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 47 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.

The assumptions used to value options granted are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk free interest rate	5.03%	4.02%	5.03%	3.89%
Expected term	4.75 years	6.69 years	4.75 years	6.25 years
Dividend yield	0.0	0.0	0.0	0.0
Expected volatility	62.55%	81.92%	62.55%	81.81%

The Company estimated the volatility of the Company’s stock based on historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

Generally, stock options granted under the Company’s 1996 Long-term Performance Plan (“1996 Plan”) prior to January 1, 2006 have a contractual term of ten years from the date of grant, and stock options granted under the 1996 Plan on or after January 1, 2006 are expected to have a contractual term of seven years from the date of grant. Options generally vest over a four-year period, with 25% vesting on each of the first four anniversaries of the date of grant. The Company’s general policy is to issue new shares upon the exercise of stock options. Pursuant to the 1996 Plan, an aggregate of 8,000,000 shares of common stock have been reserved for issuance.

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

A summary of the Company’s stock option activity and related activity for the three and six months ended June 30, 2006 is as follows:

	Six Months Ended		Three Month Ended
	June 30, 2006		June 30, 2006
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of period	5,960,525	$7.79	5,408,922	$8.07
Options granted	275,500	$4.34	275,500	$4.34
Options exercised	(312,424)	$3.11	(229,046)	$3.11
Options forfeited or expired	(1,065,474)	$5.60	(597,249)	$5.76
Outstanding at June 30, 2006	4,858,127	$8.37	4,858,127	$8.37

The weighted average grant date fair values of options granted was $2.44 per share during the three and six and months ended June 30, 2006 and $2.01 and $1.86 per share during the three and six months ended June 30, 2005, respectively.

The following table summarizes the range of exercise prices and the weighted average prices for options outstanding, options exercisable and unvested options at June 30, 2006:

	Options Outstanding			Options Exercisable		Unvested Options
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2006	Weighted- Average Exercise Price	Number Unvested at June 30, 2006	Weighted- Average Exercise Price
$1.91 - $3.83	1,164,277	6.75	$2.79	741,134	$2.92	423,143	$2.56
$4.05 - $7.90	1,394,350	6.20	5.21	892,076	5.57	502,274	4.57
$8.25 - $12.13	1,209,500	1.82	11.24	1,194,500	11.24	15,000	10.68
$14.00 - $18.63	1,090,000	0.68	15.22	1,090,000	15.22	—	0.00
$1.91 - $18.63	4,858,127	4.00	8.37	3,917,710	9.48	940,417	3.76

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 is $798,986 and $419,890, respectively.

During the first six months of 2006, cash received from the exercise of options was $972,511.

Restricted stock grants consist of the Company’s common stock. The Board set a two or four year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for the three and six months ended June 30, 2006 is as follows:

	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	—	$—	70,000	$4.70
Granted	157,875	$4.49	87,875	$4.33
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Unvested at June 30, 2006	157,875	$4.49	157,875	$4.49

(8) RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We no not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

(9) SALE OF COMMON STOCK:

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). The gross proceeds from the sale of the Shares were approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share beginning on September 9, 2006, and expiring on March 11, 2011. The exercise price and number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Pursuant to the Securities Purchase Agreement, the Company filed with the SEC, within 30 days, a registration statement to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. This registration statement was declared effective on April 14, 2006.

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

We are in the business of developing, manufacturing and selling pharmaceutical products that treat various medical conditions, as well as similar products that may be classified for regulatory purposes as medical devices or cosmetics. Most of our products and developmental product candidates address women’s healthcare issues. We have also developed Striant, a buccal system for the treatment of hypogonadism in men, and a desmopressin buccal product for the treatment of nocturnal enuresis in children.

All of our products and product candidates utilize our novel, proprietary Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and, for pharmaceutical products, an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours or longer. This extended period of attachment permits the BDS to be utilized in products when extended duration of effectiveness is desirable or required.

Over the last few years we have laid a foundation for the Company’s long-term growth. We established marketing partnerships and forged alliances with strategic partners to create a base business of products that these partners market and that provide us with good margins and growth potential. In September 2002, we developed our own commercial organization to commercialize our women’s healthcare products in the United States. We more than doubled the size of that sales organization in the summer of 2003 upon FDA approval of Striant. Subsequently, in both January 2004 and February 2005, we restructured our sales and marketing organizations and downsized them to reduce costs. We have advanced several clinical research initiatives designed to realize additional potential from currently marketed Prochieve products by developing new indications, notably Prochieve 8% for the prevention of preterm birth in women at-risk for this condition while advancing the development of new product candidates. Our focus in fiscal 2006 is to build on this foundation and execute well in key areas.

Results of Operations - Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Net revenues decreased 5% in the six months ended June 30, 2006 to $10.1 million as compared to $10.6 million in the six months ended June 30, 2005. Net revenues in the six-month period ended June 30, 2005 reflect a provision for product returns amounting to $2.1 million. During the 2005 period, the Company re-evaluated its estimate for product returns to take into consideration additional factors related to inventory and return practices of its primary trade customers. We receive revenues both from selling our products to licensees, which we refer to as our “partnered products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “promoted products.”

Partnered Products are:

•	Crinone® sold to Ares Trading S.A. (“Serono”) on a worldwide basis;
•	Striant® sold to our ex-U.S. marketing partners;

•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) ex-U.S.;
•	RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Promoted Products are:

•	Prochieve® 8%, Prochieve 4% and Striant in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty; and
•	Replens® Vaginal Moisturizer and RepHresh® Vaginal Gell, which Lil’ Drug Store pays us promotion fees to present to OB/GYNs.

Revenues from promoted products decreased 5% to $2.9 million in the six months ended June 30, 2006 as compared to $3.1 million in the six months ended June 30, 2005, primarily as a result of a decrease in sales of Striant and the Prochieve line of products, reflecting the trend among wholesalers to reduce their inventory levels of pharmaceutical products to a one-to-two month supply.

Revenues from partnered products decreased 5% to $7.1 million in the six months ended June 30, 2006 as compared to $7.5 million in the six months ended June 30, 2005, primarily as a result of the reduction in orders of RepHresh by one of our marketing partners. The higher level of orders of RepHresh in the six months ended June 30, 2005 reflected that marketing partner’s orders to support its launch of the product.

Gross profit as a percentage of revenues was 58% in the six months ended June 30, 2006 and 62% in the six months ended June 30, 2005. The 4% decrease in gross profit percentage from 2005 to 2006 was the result of a lower effective rate on royalties paid to Serono in the 2005 period. Under the Company’s Prochieve marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of net sales on all Prochieve sales. This amounted to approximately $431,000 and $3,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. The lower royalty expense in 2005 resulted from the deduction of actual product returns in calculating net sales on which the royalty is based. The Company is also obligated to pay Serono an additional 40% royalty on all Prochieve sales dispensed to patients of physicians on Serono’s target list of fertility specialists. This amounted to approximately $119,000 and $143,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. Both of these royalty payments are included in cost of revenues.

Selling and distribution expenses decreased 35% to $3.2 million in the six months ended June 30, 2006, as compared to $5.0 million in the six months ended June 30, 2005. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company restructured its sales force in February 2005, reducing the number of salespeople, which is reflected in the 2006 reduction in expense. Included in the 2006 expenses were sales force costs of approximately $1.7 million, product marketing expenses of approximately $569,000 and salary costs of approximately $244,000. Expenses in 2005 included approximately $2.9 million in sales force costs, approximately $768,000 in product marketing expenses and approximately $467,000 in salary costs.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased 5% to $3.3 million in the six months ended June 30, 2006 as compared to $3.5 million in the six months ended June 30, 2005. The reduction in 2006 expenses is primarily the result in a decrease in salary expense ($587,000), offset by increases in insurance premiums ($164,000) and the 2006 expense for stock-based compensation ($262,000).

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses increased 33% to $3.4 million in the six months ended June 30, 2006 as compared to $2.5 million in the six months ended June 30, 2005. The increase is primarily related to the higher costs associated with the Company’s ongoing Phase III trial for Prochieve® 8% in preventing preterm birth in pregnant women who are at-risk for this problem.

As a result, the net loss for the six months ended June 30, 2006 was $5.2 million or $(0.11) per common share as compared to the net loss for the six months ended June 30, 2005 of $5.8 million or $(0.14) per common share.

Results of Operations - Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Net revenues decreased 13% in the three months ended June 30, 2006 to $5.5 million as compared to $6.3 million in the three months ended June 30, 2005. Net revenues in the second quarter of 2005 reflect a provision for product returns amounting to $1.6 million. During the 2005 quarter, the Company re-evaluated its estimate for product returns to take into consideration additional factors related to inventory and return practices of its primary trade customers.

Revenues from promoted products decreased 33% to $1.1 million in the three months ended June 30, 2006 as compared to $1.7 million in the three months ended June 30, 2005, primarily as a result of a decrease in sales of Striant and the Prochieve line of products, reflecting the trend among wholesalers to reduce their inventory levels of pharmaceutical products to a one-to-two month supply.

Revenues from partnered products decreased 5% to $4.4 million in the three months ended June 30, 2006 as compared to $4.6 million in the three months ended June 30, 2005, primarily as a result of the reduction in orders of RepHresh by one of our marketing partners. The higher level of orders of RepHresh in the 2005 quarter reflected that marketing partner’s orders to support its launch of the product.

Gross profit as a percentage of revenues was 58% in the three months ended June 30, 2006 and 65% in the three months ended June 30, 2005. The 7% decrease in gross profit percentage from 2005 to 2006 was the result of a change in product mix and a lower effective rate on royalties paid to Serono in the 2005 period. Under the Company’s Prochieve marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of net sales on all Prochieve sales. This amounted was approximately $67,000 and $158,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. In 2005, the deduction of actual product returns in calculating net sales on which the royalty is based reduced the royalty expense by approximately $100,000. The Company is also obligated to pay Serono an additional 40% royalty on all Prochieve sales dispensed to patients of physicians on Serono’s target list of fertility specialists. This amounted to approximately $63,000 and $65,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. Both of these royalty payments are included in cost of revenues.

Selling and distribution expenses decreased 17% to $1.7 million in the three months ended June 30, 2006, as compared to $2.1 million in the three months ended June 30, 2005. Included in the 2006 expenses were sales force costs of approximately $829,000, product marketing expenses of approximately $385,000 and salary costs of approximately $141,000. Expenses in 2005 included approximately $1.2 million in sales force costs, approximately $286,000 in product marketing expenses and approximately $195,000 in salary costs.

General and administrative expenses increased 4% to $1.8 million in the three months ended June 30, 2006 as compared to $1.7 million in the three months ended June 30, 2005. The increase in 2006 expenses is primarily the result of the 2006 expense for stock-based compensation ($218,000) and an increase in insurance premiums ($85,000) offset partially by reductions in salaries ($184,000) and professional fees ($86,000).

Research and development expenses increased 32% to $1.6 million in the three months ended June 30, 2006 as compared to $1.2 million in the three months ended June 30, 2005. The increase is primarily related to the higher costs associated with the Company’s ongoing Phase III trial for Prochieve® 8% in preventing preterm delivery in pregnant women who are at-risk for this problem. There were 61 study centers and 599 patients enrolled in the Prochieve preterm birth study at June 30, 2006, compared to 33 study centers and 175 patients enrolled at June 30, 2005.

As a result, the net loss for the three months ended June 30, 2006 was $2.5 million or $(0.05) per common share as compared to the net loss for the three months ended June 30, 2005 of $1.6 million or $(0.04) per common share.

Liquidity and Capital Resources

Cash and cash equivalents were $22,003,677 and $7,136,854 at June 30, 2006 and December 31, 2005, respectively.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended
	June 30,
	2006	2005
Cash flows:
Operating activities	$(2,986,885)	$(5,314,921)
Investing activities	(9,500)	(67,216)
Financing activities	17,839,454	(5,374,794)

Operating Activities:

Net cash used in operating activities in 2006 resulted primarily from the net loss, net of non-cash items amounting to $2,187,312, a reduction in accrued expenses of approximately $913,000, related to customer usage of sales return credits and to a reduction in accrued salaries, an increase in inventory (primarily Prochieve manufactured in the second quarter of 2006) amounting to approximately $297,000 and a decrease in accounts payable of approximately $142,000. These were partially offset by the receipt of milestone payments received from a licensee totaling $800,000.

Net cash used in operating activities in 2005 resulted primarily from the net loss, net of non-cash items amounting to $1,723,583, a reduction in accrued expenses of approximately $2,260,000, principally related to customer usage of sales return credits , an increase in accounts receivables of approximately $504,000 resulting from increased second quarter 2005 sales, an increase in inventory, primarily related to Striant amounting to approximately $349,000 and a decrease in accounts payable of approximately $1,300,000. These were partially offset by a reduction in prepaid expense and other current assets of approximately $711,000 primarily as a result of a reduction in prepaid insurance.

Investing Activities:

Net cash used in investing activities in 2006 and 2005 was primarily attributable to the purchase of office equipment, including computers

Financing Activities:

Net cash provided by financing activities in 2006 resulted from the receipt of $28,766,126 in net proceeds from the issuance of common stock and $972,511 from the exercise of stock options. Offsetting these receipts was the payment of $11,817,933 on the Company’s two product financing agreements (including an $11,585,235 true-up payment on the Striant Agreement and $81,250 in dividends paid to the owners of the Company’s Series C Convertible Preferred Stock.

Net cash used in financing activities in 2005 was attributable to the $10 million payoff of the subordinated convertible note due on March 15, 2005, $2,193,544 paid on the Company’s two product financing agreements with PharmaBio (including the $1,891,944 true-up payment on the women’s healthcare products financing agreement) and $81,250 in dividends paid to the owners of the Company’s Series C Convertible Preferred Stock. Offsetting these payments was the receipt by the Company of $6,900,000 in gross proceeds from the issuance of Series E Convertible Preferred Stock.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the BDS, up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s common stock on any national securities exchange is $20 or more. Through June 30, 2006, the Company has paid approximately $3.5 million in royalty payments.

As of June 30, 2006, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $42.1 million of additional capital and would cause the number of shares outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products. In addition, the Company anticipates it will spend approximately $50,000 on property and equipment in 2006.

As of June 30, 2006, the Company had available net operating loss carryforwards of approximately $135 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2006 and December 31, 2005, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $48 and $45 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since that report was filed.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We no not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006, was $288,997 and $390,054, respectively, which in each case consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three and six months ended June 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will continue to be recognized using the straight line single-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

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

Forward-Looking Information

From time to time, the Company and its representatives make written or verbal forward-looking statements, including statements contained in this and other filings with the SEC and in the Company’s reports to stockholders, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding clinical research programs, sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general views about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties.

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of Prochieve® 8%, Prochieve® 4% and Striant® in the U.S.; whether Prochieve is dispensed to patients of physicians on Serono’s target list of fertility specialists at a rate of less than 10% the amount of Crinone® dispensed to those patients as further described in the Company’s annual report on Form 10-K, the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products; the timely and successful completion of clinical studies, including the Phase III study of Prochieve 8% in preventing preterm birth and vaginally-administered lidocaine studies; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies, including acceptance and approval of an indication for preventing preterm birth for Prochieve 8% from the FDA; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held on May 15, 2006. At the meeting:

1. Seven nominees for director were elected for one-year terms by a vote of shares as follows:

Valerie L. Andrews received 38,007,462 votes for her election (99.4% of shares voted; 72.1% of shares outstanding) and 241,335 votes were withheld (0.6% of shares voted; 0 .5% of outstanding shares).

Edward A. Blechschmidt received 38,019,902 votes for his election (99.4% of shares voted; 72.1% of shares outstanding) and 228,895 votes were withheld (0.6% of shares voted; 0 .4% of outstanding shares).

James S. Crofton received 38,024,412 votes for his election (99.4% of shares voted; 72.1% of shares outstanding) and 224,385 votes were withheld (0.6% of shares voted; 0.4% of outstanding shares).

Stephen Kasnet received 38,015,502 votes for his election (99.4% of shares voted; 72.1% of shares outstanding) and 233,295 votes were withheld (0.6% of shares voted; 0.4% of outstanding shares).

Robert S. Mills, Jr. received 38,010,702 votes for his election (99.4% of shares voted; 72.1% of shares outstanding) and 238,095 votes were withheld (0.6% of shares voted; 0.5% of outstanding shares).

Denis M. O’Donnell received 37,992,662 votes for his election (99.3% of shares voted; 72.0% of shares outstanding) and 256,135 votes were withheld (0.7% of shares voted; 0.5% of outstanding shares).

Selwyn P. Oskowitz received 38,009,912 votes for his election (99.4% of shares voted; 72.1% of shares outstanding) and 236,885 votes were withheld (0.6% of shares voted; 0.4% of outstanding shares).

2. The designation of Goldstein Golub Kessler LLP to audit the books and records of the Company for the year ending December 31, 2006 was ratified by a vote of 99.7% of shares voted (or 72.3% of outstanding shares).

For	Against	Abstain

38,143,596	32,358	72,843

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.60	Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 30, 2006.1/

10.61	Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 30, 2006.1/

10.62	Letter Agreement Supplement to Striant Investment and Royalty Agreement dated April 14, 2006.2/

10.63	Form of Restricted Stock Agreement.3/

10.64	Form of Option Agreement.3/

10.65	Description of the Registrant’s compensation and reimbursement practices for non-employee directors.3/

31(i).1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.4/

31(i).2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.4/

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 4/

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 4/

1/	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 30, 2006

2/	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 14, 2006.

3/	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 15, 2006.

4/	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

DATE: August 9, 2006	/S/ DAVID L. WEINBERG
DAVID L. WEINBERG, Vice President- Finance and Chief Financial Officer