Form 10-Q
period 2006-09-30
COLUMBIA LABORATORIES INC
filed 2006-11-09
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 3, 2006: 49,690,213

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets-
Cash and cash equivalents	$20,052,086	$7,136,854
Accounts receivable, net	4,126,003	4,020,019
Inventories	1,663,338	1,821,433
Prepaid expenses and other current assets	1,109,284	625,908
Total current assets	26,950,711	13,604,214

Property and equipment, net	820,972	1,002,580
Other assets	120,190	124,756
TOTAL ASSETS	$27,891,873	$14,731,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities-
Current portion of financing agreements	$763,244	$12,840,161
Accounts payable	1,739,912	1,905,381
Accrued expenses	2,851,516	2,329,475
Total current liabilities	5,354,672	17,075,017
Deferred revenue	4,359,277	4,058,327
Long-term portion of financing agreements	10,720,039	8,747,743
TOTAL LIABILITIES	20,433,988	29,881,087
Stockholders' equity (deficiency)-
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Series B Convertible Preferred Stock, 130 shares issued and
outstanding in 2006 and 2005	1	1
Series C Convertible Preferred Stock, 3,200 and 3,250 shares
issued and outstanding in 2006 and 2005, respectively	32	32
Series E Convertible Preferred Stock, 69,000 shares issued
and outstanding in 2006 and 2005	690	690
Common stock, $.01 par value; 100,000,000 authorized;
49,690,213 and 41,754,784 shares issued and outstanding in
2006 and 2005, respectively	496,902	417,548
Capital in excess of par value	205,628,262	175,340,023
Accumulated deficit	(198,866,288)	(191,084,974)
Accumulated other comprehensive income	198,286	177,143
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	7,457,885	(15,149,537)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$27,891,873	$14,731,550

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET REVENUES	$15,014,877	$17,148,364	$4,946,387	$6,533,942

COST OF REVENUES	6,355,988	6,452,554	2,173,981	2,390,114
Gross profit	8,658,889	10,695,810	2,772,406	4,143,828

OPERATING EXPENSES:
Selling and distribution	4,859,602	6,700,682	1,620,112	1,700,286
General and administrative	5,064,597	5,163,342	1,715,801	1,640,620
Research and development	5,073,292	3,993,397	1,702,922	1,452,575
Total operating expenses	14,997,491	15,857,421	5,038,835	4,793,481

Loss from operations	(6,338,602)	(5,161,611)	(2,266,429)	(649,653)

OTHER INCOME (EXPENSE):
Interest income	612,691	127,995	256,792	41,596
Interest expense	(1,741,433)	(2,031,630)	(524,963)	(665,664)
Other, net	(313,970)	(21,439)	(22,797)	(8,221)
	(1,442,712)	(1,925,074)	(290,968)	(632,289)

Net loss	$(7,781,314)	$(7,086,685)	$(2,557,397)	$(1,281,942)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.17)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	47,547,819	41,751,934	49,673,962	41,751,934

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET LOSS	$(7,781,314)	$(7,086,685)	$(2,557,397)	$(1,281,942)

Other comprehensive income (loss):
Foreign currency translation, net of tax	21,143	(59,940)	(2,611)	(1,705)

Comprehensive loss	$(7,760,171)	$(7,146,625)	$(2,560,008)	$(1,283,647)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Uaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,781,314)	$(7,086,685)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	192,543	220,763
Provision for doubtful accounts	105,855	136,661
Provision for returns and allowances	712,908	2,263,044
Writedown of inventories	455,393	807,354
Stock based compensation	701,086	—
Interest expense on financing agreements	1,731,873	1,876,050
Loss on partial extinguishment of financing agreement	280,000	—
Loss on disposal of fixed asset	3,275	—
Issuance of options for sales services	—	6,738
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(211,839)	(2,109,192)
Inventories	(297,298)	(225,708)
Prepaid expenses and other current assets	(483,377)	479,934
Other assets	4,566	1,039
Increase (decrease) in:
Accounts payable	(165,469)	(232,628)
Accrued expenses	(279,745)	(2,849,734)
Deferred revenue	300,950	(34,452)
Net cash used in operating activities	(4,730,593)	(6,746,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,210)	(78,936)
Net cash used in investing activities	(14,210)	(78,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	28,766,126	—
Proceeds from the issuance of preferred stock, net	—	6,900,000
Payment of note payable	—	(10,000,000)
Proceeds from exercise of options	1,021,759	—
Payments pursuant to financing agreements	(12,027,614)	(2,471,742)
Dividends paid	(121,379)	(121,875)
Net cash provided by (used in) financing activities	17,638,892	(5,693,617)
(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2006	2005

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,143	(59,828)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	12,915,232	(12,579,197)

CASH AND CASH EQUIVALENTS,
Beginning of period	7,136,854	19,781,591

CASH AND CASH EQUIVALENTS,
End of period	$20,052,086	$7,202,394

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the recognition of expense relative to existing, unvested awards from January 1, 2006. The Company’s Condensed Consolidated Financial Statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Employee stock-based compensation expense for the three and nine months ended September 30, 2006, was $311,032 and $701,086, respectively, which in each case consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will be recognized using the straight line single-option approach, and compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

(2) INVENTORIES:

Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Finished goods	$1,003,990	$1,165,413
Raw materials	659,348	656,020

	$1,663,338	$1,821,433

(3) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $202,087 and $198,119 were recorded as interest expense for the three months ended September 30, 2006 and September 30, 2005, respectively, and $583,123 and $518,287 were recorded as interest expense for the nine months ended September 30, 2006 and September 30, 2005, respectively. The Company has paid PharmaBio $3,464,148 under this agreement through September 30, 2006.

In an agreement dated March 5, 2003 (the “Striant Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the Striant Agreement. In return, PharmaBio will receive a 9% royalty on net sales of Striant in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the Striant Agreement, assuming an interest rate of 10.67%. $322,876 and $467,545 were recorded as interest expense for the three months ended September 30, 2006 and September 30, 2005, respectively, and $1,148,750 and $1,357,763 were recorded as interest expense for the nine months ended September 30, 2006 and September 30, 2005, respectively. The Striant Agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio will be deemed (solely for purposes of the Striant Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the Striant Agreement, including the Early Payment, exceed $13 million, the Company will be entitled to have such excess reimbursed. Although the Company paid and will record approximately $415,000 less in interest expense during 2006 due to this early payment, for accounting purposes, the payment resulted in a non cash loss of approximately $280,000 during the second quarter of 2006. Including the Early Payment, the Company has paid PharmaBio $12,749,639 through September 30, 2006.

Long term liabilities from financing agreements consisted of the following:

	September 30,	December 31,
	2006	2005
July 31, 2002 financing agreement	$3,446,161	$3,242,607
March 5, 2003 financing agreement	8,037,122	18,345,297
	11,483,283	21,587,904
Less: current portion	763,244	12,840,161
	$10,720,039	$8,747,743

(4) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products, medical devices, and cosmetics. The following table shows selected unaudited information by geographic area:

		Profit
	Net	(Loss) from	Identifiable
	Revenues	Operations	Assets

As of and for the nine months
ended September 30, 2006-
United States	$7,881,017	$(9,117,662)	$20,811,483
Europe	7,133,860	2,779,060	7,080,390

	$15,014,877	$(6,338,602)	$27,891,873

As of and for the nine months
ended September 30, 2005-
United States	$9,195,126	$(8,875,021)
Europe	7,953,238	3,713,410

	$17,148,364	$(5,161,611)

As of and for the three months
ended September 30, 2006-
United States	$2,864,719	$(3,050,769)
Europe	2,081,668	784,340

	$4,946,387	$(2,266,429)

As of and for the three months
ended September 30, 2005-
United States	$4,034,120	$(1,733,665)
Europe	2,499,822	1,084,012

	$6,533,942	$(649,653)

(5) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(7,781,314)	$(7,086,685)	$(2,557,397)	$(1,281,942)
Less: Preferred stock dividends	(121,379)	(121,875)	(40,129)	(40,625)

Net loss applicable to
common stock	$(7,902,693)	$(7,208,560)	$(2,597,526)	$(1,322,567)

Basic and diluted:
Weighted average number of
common shares outstanding	47,547,819	41,751,934	49,673,962	41,751,934

Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.05)	$(0.03)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the periods. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock excluded from the calculation amounted to 11,814,410 and 11,195,470 at September 30, 2006 and 2005, respectively.

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

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee stock-based compensation in:
Cost of revenue	$54,997	$—	$20,695	$—

Selling and distribution	65,250	—	29,907	—
General and administrative	486,309	—	224,003	—
Research and development	94,530	—	36,427	—
Total employee stock-based compensation
in operating expenses	646,089	—	290,337	—

Total employee stock-based compensation	$701,086	$—	$311,032	$—

No tax benefit has been recognized due to net losses during the periods presented.

The table below reflects net loss and net loss per share for the three and nine months ended September 30, 2006, compared with the pro forma information for the three and nine months ended September 30, 2005, reflecting the impact of stock-based compensation as if accounted for under SFAS 123(R):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(pro forma)		(pro forma)
Net loss, before stock-based compensation
for employees, prior period	$(7,781,314)	$(7,086,685)	$(2,557,397)	$(1,281,942)
Less: Stock-based employee compensation included
in the determination of net loss as reported	701,086		311,032
Add: Stock-based compensation expense for
employees determined under fair-value based method	(701,086)	(1,223,288)	(311,032)	(282,276)
Net loss, after effect of stock-based compensation
for employees	$(7,781,314)	$(8,309,973)	$(2,557,397)	$(1,564,218)

Net loss per share:
Basic and diluted - as reported in prior year	$(0.17)	$(0.17)	$(0.05)	$(0.03)
Basic and diluted - after effect of stock-based
compensation for employees	$(0.17)	$(0.20)	$(0.05)	$(0.04)

As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $1,802,131 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 47 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.

The assumptions used to value options granted are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk free interest rate	5.03%	4.02%	4.95%	4.00%
Expected term	4.75 years	6.68 years	4.75 years	6.25 years
Dividend yield	0.0	0.0	0.0	0.0
Expected volatility	62.43%	81.92%	60.31%	81.62%

The Company estimated the volatility of its stock based on historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

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

A summary of the Company’s stock option activity and related activity for the three and nine months ended September 30, 2006 is as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
		Weighted		Weighted
		Average		Average
		Price		Price
	Number of	Per	Number of	Per
	Shares	Share	Shares	Share
Outstanding at beginning of period	5,960,525	$7.79	4,858,127	$8.37
Options granted	290,500	$4.27	15,000	$3.10
Options exercised	(335,049)	$3.05	(22,625)	$2.18
Options forfeited or expired	(1,070,124)	$5.60	(4,650)	$3.75
Outstanding at September 30, 2006	4,845,852	$8.39	4,845,852	$8.39

The weighted average grant date fair values of options granted was $1.69 and 2.40 per share during the three and nine and months ended September 30, 2006, respectively, and $2.16 and $1.86 per share during the three and nine months ended September 30, 2005, respectively.

The following table summarizes the range of exercise prices and the weighted average prices for options outstanding, options exercisable and unvested options at September 30, 2006:

	Options Outstanding			Options Exercisable		Unvested Options
		Weighted-
		Average	Weighted-		Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise	Unvested at	Exercise
Prices	September 30, 2006	Life (Years)	Price	September 30, 2006	Price	September 30, 2006	Price
$1.91 - $3.83	1,155,302	6.48	$2.81	719,784	$2.94	435,518	$2.58
$4.05 - $7.90	1,391,050	5.94	5.21	897,076	5.56	493,974	4.57
$8.25 - $12.13	1,209,500	1.57	11.24	1,194,500	11.24	15,000	10.68
$14.00 - $18.63	1,090,000	0.43	15.22	1,090,000	15.22	—	0.00
$1.91 - $18.63	4,845,852	3.74	8.39	3,901,360	9.52	944,492	3.75

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $784,436 and $397,653, respectively.

During the first nine months of 2006, cash received from the exercise of options was $1,021,759.

A summary of the status of the Company’s unnvested stock options for the three months and nine months ending September 30, 2006 is presented below:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
		Weighted		Weighted
		average		average
	Number of	exercise price	Number of	exercise price
	shares	per share	shares	per share
Unvested shares at beginning of period	1,312,887	$3.49	940,417	$3.76
Options granted	290,500	$4.27	15,000	$3.10
Options vested	(371,221)	$3.32	(6,875)	$4.39
Options forfeited	(287,674)	$3.46	(4,050)	$3.55
Unvested shares at September 30, 2006	944,492	$3.75	944,492	$3.75

Restricted stock grants consist of the Company’s common stock. The Board has set a two or four year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for the three and nine months ended September 30, 2006 is as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at beginning of period	—	$—	157,875	$4.49
Granted	157,875	$4.49	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Unvested at September 30, 2006	157,875	$4.49	157,875	$4.49

(8) RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

(9) SALE OF COMMON STOCK:

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the Company’s common stock, par value $.01 per share (the “Shares”), at a price of $4.04 per share and warrants to purchase 1,857,041 shares of common stock (the “Warrants”). The gross proceeds from the sale of the Shares were approximately $30 million. The Warrants are exercisable for common stock of the Company at $5.39 per share, and expire on March 11, 2011. The exercise price and number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Pursuant to the Securities Purchase Agreement, the Company filed with the SEC a registration statement to register for resale the Shares and the shares of common stock issuable upon the exercise of the Warrants. This registration statement was declared effective on April 14, 2006.

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

Over the last few years we have laid a solid foundation for the Company’s long-term growth. We established marketing partnerships and forged alliances with strategic partners to create a base business of products that these partners market and that provide us with good margins and growth potential. In September 2002, we developed our own commercial organization to commercialize our women’s healthcare products in the United States. We more than doubled the size of that sales organization in the summer of 2003 upon FDA approval of Striant. Subsequently, in both January 2004 and February 2005, we restructured our sales and marketing organizations and downsized them to reduce costs. We have advanced several clinical research projects designed to realize additional potential from currently marketed Prochieve products by developing new indications, notably Prochieve 8% for the prevention of recurrent preterm birth in women at-risk for this condition while advancing the development of new product candidates including vaginally-administered lidocaine to prevent and treat dysmenorrhea. Our focus in fiscal 2006 is to build on this foundation and execute well in key areas.

Results of Operations - Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Net revenues decreased 12% in the nine months ended September 30, 2006 to $15.0 million as compared to $17.1 million in the nine months ended September 30, 2005. Net revenues in the nine-month period ended September 30, 2005 reflected a change in estimate, amounting to approximately $1.8 million, as a result of the adoption by a wholesale customer of a policy to stop selling our products to retail establishments six months prior to the expiration date on the packaging. This policy was adopted notwithstanding the fact that retail pharmacies tend not to maintain large supplies of our products in their inventory, order on an ‘as needed’ basis, and turn their inventory over rapidly. Also the Company’s products are normally used up by the patient within a 30-day period after a prescription is presented. As a result, we revised our estimating procedure to include this shortened period of salability.

We receive revenues both from selling our products to licensees, which we refer to as our “partnered products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “promoted products.”

Partnered Products are:
•	Crinone® sold to Ares Trading S.A. (“Serono”) on a worldwide basis;
•	Striant® sold to our non-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) ex-U.S.;
•	RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Promoted Products are:
•	Prochieve® 8%, Prochieve 4% and Striant in the U.S.;
•	Crinone® prescriptions in the U.S. from our OB/GYN audience, for which Serono pays us a 40% supplemental royalty; and
•	Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel, which Lil’ Drug Store pays us promotion fees to present to OB/GYNs.

Revenues from promoted products increased 1% to $5.6 million in the nine months ended September 30, 2006 as compared to $5.4 million in the nine months ended September 30, 2005, primarily as a result of a decrease in the provision for product returns offset by a decrease in the sales of Striant.

Revenues from partnered products decreased 19% to $9.4 million in the nine months ended September 30, 2006 as compared to $11.7 million in the nine months ended September 30, 2005, primarily as a result of the timing of an order of Crinone for the United States by one of our marketing partners and a reduction in orders of RepHresh by one of our marketing partners. In 2005, shipments of United States Crinone orders occurred in the second and third quarters; in 2006, one order was shipped in the second quarter and the second order is scheduled to be shipped in the fourth quarter. The higher level of orders of RepHresh in the nine months ended September 30, 2005 reflected that marketing partner’s orders to support its launch of the product.

Gross profit as a percentage of revenues was 58% in the nine months ended September 30, 2006 and 62% in the nine months ended September 30, 2005. The 4% decrease in gross profit percentage from 2005 to 2006 was the result of a lower effective rate on royalties paid to Serono in the 2005 period. Under the Company’s Prochieve marketing sublicense, the Company is obligated to pay Serono a royalty equal to 30% of net sales on all Prochieve sales. This amounted to approximately $950,000 and $274,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The lower royalty expense in 2005 resulted from the deduction of actual product returns in calculating net sales on which the royalty is based. The Company is also obligated to pay Serono an additional 40% royalty on all Prochieve sales dispensed to patients of physicians on Serono’s target list of fertility specialists. This amounted to approximately $187,000 and $195,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Both of these royalty payments are included in cost of revenues.

Selling and distribution expenses decreased 27% to $4.9 million in the nine months ended September 30, 2006, as compared to $6.7 million in the nine months ended September 30, 2005. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company restructured its sales force in February 2005 and reduced the number of salespeople, which is reflected in the 2006 reduction in expense. Included in the 2006 expenses were sales force costs of approximately $2.5 million, product marketing expenses of approximately $927,000 and salary costs of approximately $303,000. Expenses in 2005 included approximately $3.8 million in sales force costs, approximately $1.1 million in product marketing expenses and approximately $610,000 in salary costs.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased 2% to $5.1 million in the nine months ended September 30, 2006 as compared to $5.2 million in the nine months ended September 30, 2005. The reduction in 2006 expenses is primarily the result in a decrease in salary expense of approximately $678,000, offset by increases in insurance premiums of approximately $214,000 and the 2006 expense for stock-based compensation of approximately $486,000.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses increased 27% to $5.1 million in the nine months ended September 30, 2006 as compared to $4.0 million in the nine months ended September 30, 2005. The increase is primarily related to the higher costs associated with the Company’s ongoing Phase III trial of Prochieve® 8% for the prevention of recurrent preterm birth.

As a result, the net loss for the nine months ended September 30, 2006 was $7.8 million or $(0.17) per common share as compared to the net loss for the nine months ended September 30, 2005 of $7.1 million or $(0.17) per common share.

Results of Operations - Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Net revenues decreased 24% to $4.9 million in the three months ended September 30, 2006 as compared to $6.5 million in the three months ended September 30, 2005.

Revenues from promoted products increased 12% to $2.6 million in the three months ended September 30, 2006, as compared to $2.3 million in the three months ended September 30, 2005, primarily as a result of increases in the sales of the Prochieve line of products, offset by a decrease in sales of Striant.

Revenues from partnered products decreased 45% to $2.3 million in the three months ended September 30, 2006 as compared to $4.2 million in the three months ended September 30, 2005, primarily as a result of no United States Crinone order shipped in the three months ended September 30, 2006 versus one United States Crinone order shipped in the three months ended September 30, 2005 and the reduction in orders of RepHresh by one of our marketing partners, as previously described. At this time, a United States Crinone order is scheduled for shipment in the fourth quarter of 2006, while no order was shipped in the fourth quarter of 2005.

Gross profit as a percentage of revenues was 56% in the three months ended September 30, 2006 and 63% in the three months ended September 30, 2005. The 7% decrease in gross profit percentage from 2005 to 2006 was the result of a change in product mix and a higher effective rate on royalties paid to Serono in the 2006 period. Under the Company’s Prochieve marketing sublicense, the Company must pay Serono a royalty equal to 30% of net sales on all Prochieve sales. This amount was approximately $519,000 and $272,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. The 2005 royalty expense was reduced by approximately $73,000 by the deduction of actual product returns in arriving at net sales, on which the royalty is based. The Company must also pay Serono an additional 40% royalty on all Prochieve sales dispensed to patients of physicians on Serono’s target list of fertility specialists. This amounted to approximately $68,000 and $52,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. Both of these royalty payments are included in cost of revenues.

Selling and distribution expenses decreased 5% to $1.6 million in the three months ended September 30, 2006 as compared to $1.7 million in the three months ended September 30, 2005. Included in the 2006 expenses were sales force costs of approximately $709,000, product marketing expenses of approximately $357,000 and salary costs of approximately $58,000. Expenses in 2005 included approximately $920,000 in sales force costs, approximately $312,000 in product marketing expenses and approximately $143,000 in salary costs.

General and administrative expenses increased 5% to $1.7 million in the three months ended September 30, 2006 as compared to $1.6 million in the three months ended September 30, 2005. The increase in 2006 expenses is primarily the result of the 2006 expense for stock-based compensation of approximately $224,000 and an increase in insurance premiums of approximately $51,000 offset partially by reductions in salaries of approximately $113,000 and professional fees of approximately $45,000.

Research and development expenses increased 17% to $1.7 million in the three months ended September 30, 2006 as compared to $1.5 million in the three months ended September 30, 2005. The increase is primarily related to the higher costs associated with the Company’s ongoing Phase III trial for Prochieve® 8% to prevent recurrent preterm birth.

As a result, the net loss for the three months ended September 30, 2006 was $2.6 million or $(0.05) per common share as compared to the net loss for the three months ended September 30, 2005 of $1.3 million or $(0.03) per common share.

Liquidity and Capital Resources

Cash and cash equivalents were $20,052,086 and $7,136,854 at September 30, 2006 and December 31, 2005, respectively.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Nine Months Ended
	September 30,
	2006	2005
Cash flows:
Operating activities	$(4,730,593)	$(6,746,816)
Investing activities	(14,210)	(78,936)
Financing activities	17,638,892	(5,693,617)

Operating Activities:

Net cash used in operating activities in the 2006 period resulted primarily from: the net loss, net of non-cash items amounting to $3,598,381; a $483,000 increase in prepaid expenses and other current assets, related to the payment of the October 1, 2006 - September 30, 2007 FDA user fee of $618,900 on September 29, 2006; a reduction in accrued expenses of approximately $280,000, related to customer usage of sales return credits, offset by an accrual for marketing expenses at September 30, 2006; an increase in inventory (primarily Prochieve manufactured in the second quarter of 2006) amounting to approximately $297,000; an increase in accounts receivable of approximately $212,000 related to one customer that paid invoices two months late in October 2006; and, a decrease in accounts payable of approximately $165,000. These were partially offset by the receipt of milestone payments received from a licensee totaling $800,000.

Net cash used in operating activities in the 2005 period resulted primarily from the net loss, net of non-cash items amounting to $1,776,075; a reduction in accrued expenses of approximately $2,850,000, principally related to customer usage of sales return credits; an increase in accounts receivables of approximately $2,109,000 resulting from increased second quarter 2005 sales; an $226,000 increase in inventory, primarily related to Striant; and, a decrease in accounts payable of approximately $233,000. These were partially offset by a $480,000 reduction in prepaid expense and other current assets due to the reduction in prepaid insurance (primarily as a result of a significant reduction in insurance premiums)..

Investing Activities:

Net cash used in investing activities in 2006 and 2005 was primarily attributable to the purchase of office equipment, including computers

Financing Activities:

Net cash provided by financing activities in 2006 reflects the receipt of $28,766,126 in net proceeds from the issuance of common stock and $1,021,759 from the exercise of stock options. Offsetting these receipts was the payment of $12,027,614 on the Company’s two product financing agreements (including an $11,585,235 true-up payment on the Striant Agreement) and $121,379 in dividends paid to the owners of the Company’s Series C Convertible Preferred Stock.

Net cash used in financing activities in 2005 was attributable to the $10 million payoff of the subordinated convertible note due on March 15, 2005, $2,471,742 paid on the Company’s two product financing agreements with PharmaBio (including the $1,891,944 true-up payment on the women’s healthcare products financing agreement) and $121,875 in dividends paid to the owners of the Company’s Series C Convertible Preferred Stock. These payments were offset by the receipt of $6,900,000 in gross proceeds from the issuance of Series E Convertible Preferred Stock.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent of the net sales of products based on the BDS, up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s common stock on any national securities exchange is $20 or more. Through September 30, 2006, the Company has paid approximately $3.6 million in royalty payments to Bio-Mimetics.

As of September 30, 2006, the Company has outstanding exercisable options and warrants that, if exercised, would result in approximately $52.3 million of additional capital and would cause the number of shares outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products.

As of September 30, 2006, the Company had available net operating loss carryforwards of approximately $127 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of September 30, 2006 and December 31, 2005, other assets in the accompanying condensed consolidated balance sheets include deferred tax assets of approximately $45 and $45 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since that report was filed.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006, was $311,032 and $701,086, respectively, which in each case consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will continue to be recognized using the straight line single-option approach, while compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

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

The Company’s Audit Committee has initiated a review of the Company’s stock option granting practices from October 1996 to the present. The review was initiated independently by the Committee in light of the recent heightened scrutiny regarding this topic. The review has not revealed any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” options. However, with respect to fiscal years 1996-2001, the review has identified certain instances where the granting of the options was not consistent with the terms of the Company’s 1996 Long-term Performance Plan (the “Plan”). Specifically, the Plan provides for the exercise price of options to be the average of the high and low reported sales prices of the Company’s common stock on the date of grant. During this period, however, options were generally priced at the closing price on the date of grant or the closing price on the day before the date of grant. The review also identified that, during this period, certain grants of stock options were approved by the Compensation Committee by means of unanimous written consents in lieu of a meeting, in which the unanimous written consent was finalized and signed by all members of the Compensation Committee later than the date identified as the grant date of the option. In certain cases, although the period in which the unanimous written consent was signed is known, the measurement date for accounting purposes is subject to uncertainties that are still under review.

Accordingly, although the review is not yet complete, the Audit Committee has reached a preliminary conclusion that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the actual accounting measurement dates for certain stock option grants during the period 1996-2001 differed from the stated dates of grant previously used in determining how to account for such grants. In certain cases, applying the pricing methodology of the Plan to the grant as of the actual accounting measurement date in lieu of the stated date of grant results in a non-cash, stock-based compensation charge that was not recorded in the appropriate periods. While the review is ongoing, the Company estimates that the cumulative impact of all such discrepancies is an understatement of compensation expense in the range of $1.2 million to $3.1 million, with the vast majority of such amount attributable to options granted in 1997 and 1998, with related compensation expense to be recorded from 1997 to 1999.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction (SFAS 154), provides for the cumulative effect of such prior year errors regarding stock-based compensation for the years 1996 to 2001, to be recorded as an adjustment to the opening accumulated deficit balance and opening capital in excess of par value balance.

The Committee’s review is ongoing, and the Company believes it will be completed by the end of December 2006. Because the Committee’s review has not been completed, it is possible that additional issues may be identified; however, we estimate that the expected increase to the opening accumulated deficit balance and opening capital in excess of par value balance will be in the range of $1.2 million to $3.1 million. The Company expects no change to stockholder’s equity or to 2006 earnings. The Company does not believe the above amounts meet the quantitative or qualitative considerations of materiality under Staff Accounting Bulletin No. 99, and therefore the appropriate amount will be adjusted upon the completion of our review.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of Prochieve® 8%, Prochieve® 4% and Striant® in the U.S.; whether Prochieve is dispensed to patients of physicians on Serono’s target list of fertility specialists at a rate of less than 10% the amount of Crinone® dispensed to those patients as further described in the Company’s annual report on Form 10-K, the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products; the timely and successful completion of clinical studies, including the Phase III study of Prochieve 8% in preventing recurrent preterm birth and vaginally-administered lidocaine studies; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies, including acceptance and approval of an indication for preventing preterm birth for Prochieve 8% from the FDA; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31(i).1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.1/
31(i).2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.1/
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 1/
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 1/

1/	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: November 9, 2006	By:	/s/ DAVID L. WEINBERG
DAVID L. WEINBERG
Vice President Finance and Chief Financial Officer