Form 10-K
period 2006-12-31
COLUMBIA LABORATORIES INC
filed 2007-03-16
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2006

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

Common Stock, $.01 par value (Title of each class)	NASDAQ Global Market (Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

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

☐ Yes ☒ No

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.50, was $123.8 million.

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 5, 2007 are 50,140,810.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Unites States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 9, 2007.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2006

* Items 11, 12, 13, 14 and portions of Item 10 are incorporated by reference to the Company’s 2007 Proxy Statement.

The “Company,” “Columbia,” “we,” “our” and “us” as used in this Annual Report on Form 10-K refer to Columbia Laboratories, Inc, a Delaware corporation, and its subsidiaries.

“CRINONE®,” “PROCHIEVE®” and “STRIANT®” are registered trademarks of Columbia Pharmaceuticals Inc. RepHresh®, Replens® and Advantage-S® are registered trademarks of Lil’ Drug Store Products, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

General

We are in the business of developing, manufacturing and marketing drugs that treat women’s healthcare and endocrine-related disorders. The Company has developed and is developing products for vaginal delivery of hormones, analgesics and other drugs, and for buccal delivery of hormones and peptides. The vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. Both forms provide sustained and controlled delivery of active drug ingredients. This delivery system is particularly useful for active drug ingredients that cannot be ingested.

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

We have focused on women's healthcare because of the significant number of women whose health and hygiene needs have not been met by available products, and because the Company has found vaginal delivery to be a particularly effective way to deliver active ingredients to the female reproductive organs. We have found buccal delivery to be advantageous for products for both men and women. The Company intends to continue to develop products that improve the delivery of previously approved and marketed drugs with low oral bioavailability, or where systemic levels of the active ingredient must be curtailed.

OUR STRATEGY

Our goal is to become a leading player in the women’s healthcare market, providing patient-friendly solutions for infertility, obstetric, gynecologic and other medical conditions. The key elements of our strategy are:

Focus on building revenues from our infertility business. Our CRINONE® and PROCHIEVE® 8% progesterone gels form the core of a meaningful infertility business. We aim to build progesterone gel prescriptions by building relationships with reproductive endocrinologists; leveraging those relationships to influence prescribing habits of obstetricians and gynecologists who prescribe clomiphene citrate to treat infertility; proactively addressing obstetricians and gynecologists who regularly prescribed CRINONE before 2001; using an interim analysis of a pregnancy study being conducted by the Brigham and Women’s Hospital to support the use of CRINONE to assist the infertility cycle and for pregnancy support; and utilizing, direct to consumer marketing.

Continue existing and establish new collaborations to commercialize selected drugs.  Collaborations with pharmaceutical companies have played an important role in helping us commercialize our products. These collaborations enable us to address markets, and commercialize products, that fall outside our core focus. We plan to continue to rely on collaborators to commercialize certain of our drugs and drug candidates, either outside the U.S. or in U.S. markets in which we are not currently concentrating our resources.

License and acquire products to leverage our sales force.   In addition to collaborations, we also seek opportunistically to license and acquire under-promoted FDA-approved pharmaceuticals that complement our current women’s healthcare product offering to generate additional near-term revenues from our commercial infrastructure.

Focus research and development resources on vaginally-administered lidocaine.  We are investing in the clinical development of vaginally-administered lidocaine to prevent and treat dysmenorrhea, a common gynecologic condition that is currently underserved. We have designed and are executing a comprehensive clinical development program designed to bring a bioadhesive, vaginally-administered lidocaine product to market quickly and cost-effectively.

Continue existing and establish new collaborations to develop selected drug candidates.    Collaborations with pharmaceutical companies and third-party researchers have played an important role in helping us advance the development of certain investigational drug candidates. We plan to continue to seek strategic partners for certain investigational projects to cost-effectively advance our clinical projects while retaining U.S. marketing rights for Columbia. We also seek opportunities to apply our technology to compounds of strategic partners for therapeutic areas outside our focus.

Appropriately manage our capital resources in order to execute our strategy.   We are focused on maintaining a financial profile that will enable us to execute our business strategy. In 2006, we increased our cash and cash equivalents and acquired the US rights to CRINONE® to more efficiently drive market penetration in the franchise. Our objective is to build a business and opportunistically leverage operations through pipeline and business development.

Segments

The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products. In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. See footnote 9 to the consolidated financial statements for information on foreign operations.

Operations

We develop products for sale throughout the world. We contract our manufacturing activities to third parties in the United Kingdom, Switzerland and Italy. Our own sales and marketing organization operates solely in the United States, and is specifically focused on a select group of obstetricians, gynecologists, reproductive endocrinologists, general endocrinologists, urologists and primary care physicians. We have entered into partnerships to commercialize our products outside of the United States and within certain markets in the United States, and seek to enter into additional partnerships to commercialize our products in new countries and with additional audiences in the United States that we do not currently address.

Products

CRINONE/PROCHIEVE® (progesterone gel). CRINONE and PROCHIEVE are two brand names of the same sustained release, vaginally-delivered, natural progesterone product. Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation. The Company sells CRINONE and PROCHIEVE brand progesterone gels in the United States. The Company promotes these products to reproductive endocrinologists, obstetricians, gynecologists and primary care physicians. CRINONE brand progesterone gel is sold outside the U. S. by Merck Serono S.A. (“Merck Serono”) under a worldwide (excluding the U.S.) license from the Company.

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

CRINONE/PROCHIEVE in the 8% progesterone gel is approved in the U.S. for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. CRINONE®/PROCHIEVE® in both the 8% and 4% progesterone gels is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). CRINONE was first marketed in the U.S. in 1997. In 2002, Merck Serono discontinued marketing CRINONE 4% worldwide. PROCHIEVE 8% and PROCHIEVE 4% were first marketed in the U.S. in September 2002 and March 2003, respectively.

Outside the U.S., CRINONE has been approved for marketing for one or more medical indications in 56 countries. The medical indications include: progesterone supplementation or replacement as part of an ART treatment for infertile women; the treatment of secondary amenorrhea; the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”); the reduction of symptoms of premenstrual syndrome (“PMS”); menstrual irregularities; dysmenorrhea; and, dysfunctional uterine bleeding. PROCHIEVE is not marketed outside the U.S.

The most common side effects of CRINONE/PROCHIEVE 8% are breast enlargement, constipation, somnolence, nausea, headache, and perineal pain. The most common side effects of PROCHIEVE 4% when used in combination with estrogen include cramps, fatigue, depression, emotional lability, sleep disorder, and headache. CRINONE/PROCHIEVE is contraindicated in the U.S. in patients with active thrombophlebitis or thromboembolic disorders, or a history of hormone-associated thrombophlebitis or thromboembolic disorders, missed abortion, undiagnosed vaginal bleeding, liver dysfunction or disease, and known or suspected malignancy of the breast or genital organs.

STRIANT® (testosterone buccal system). STRIANT is approved in the U.S., the U.K., Germany, and other European countries for hypogonadism. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Hypogonadism can be caused by conditions associated with the testes, pituitary gland or hypothalamus gland, or by a genetic disorder. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. Testosterone replacement therapy helps to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects 38.7% of men aged 45 years or older in the United States, approximately one million of whom currently receive treatment. Historically, patients have been treated with transdermal patches, topical gels or injectable formulations of testosterone.

In October 2002, the Company and Ardana plc (then Ardana Biosciences, Ltd., “Ardana”) entered into a license and supply agreement under which Ardana has licensed and, after obtaining necessary governmental product and pricing approvals, will sell STRIANT in 18 European countries (excluding Italy). See “Licensing and Development Agreements”.

In May 2003, the Company and Mipharm S.p.A. (“Mipharm”) entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Licensing and Development Agreements”.

STRIANT utilizes the BDS to achieve controlled and sustained delivery of testosterone via the buccal cavity. The product, which has the appearance of a small monoconvex tablet, rapidly adheres to the buccal mucosa, the small depression in the mouth where the gum meets the upper lip above the incisor teeth. As it is exposed to saliva, the product softens into a gel-like form which remains comfortably in place over each 12-hour dosing period. STRIANT delivers testosterone through the buccal mucosa, where it is absorbed into the bloodstream and delivered directly into the superior vena cava (major blood vessel), bypassing the gastrointestinal system and liver. STRIANT is able to produce circulating testosterone concentrations in hypogonadal males that approximate physiologic levels seen in healthy young men. One dose twice a day, in the morning and in the evening, maintains consistent physiologic levels of testosterone. STRIANT is available in a single strength, and no dose titration is required.

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

STRIANT is not indicated for women and must not be used in women. Testosterone supplements may cause fetal harm. STRIANT should not be used in patients with known hypersensitivity to any of its ingredients, including testosterone USP that is chemically synthesized from soy. Androgens are contraindicated in men with carcinoma of the breast or known carcinoma of the prostate. Edema with or without congestive heart failure may be a serious complication in patients with preexisting cardiac, renal or hepatic disease. In addition to discontinuation of the drug, diuretic therapy may be required. Gynecomastia frequently develops and occasionally persists in patients being treated with androgens for hypogonadism. The treatment of hypogonadal men with testosterone esters may potentiate sleep apnea in some patients, especially those with risk factors such as obesity or chronic lung diseases. Geriatric patients treated with androgens may be at an increased risk for the development of prostatic hyperplasia and prostatic carcinoma. In diabetic patients, the metabolic effects of androgens may decrease blood glucose and, therefore, insulin requirements.

Replens® Vaginal Moisturizer. Replens replenishes vaginal moisture on a sustained basis and relieves the discomfort associated with vaginal dryness. Replens was the first product developed utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”), pursuant to an agreement under which the Company received royalties of 10% of sales of Replens in the U.S until October 2005. On June 29, 2004, the Company sold the remaining worldwide marketing rights for Replens to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement. See “Licensing and Development Agreements.”

RepHresh® Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. RepHresh works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. Using the BDS, RepHresh adheres to the epithelial cells of the vaginal lining for three or more days. It is available in convenient, pre-filled, disposable applicators. On June 29, 2004, the Company sold the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement, with minimum purchase requirements for three years, and a 2½ year professional promotion agreement. See “Licensing and Development Agreements.”

Other Products. The Company marketed four additional products until April 2000: Advanced Formula Legatrin PM® for the relief of occasional pain and sleeplessness associated with minor muscle aches such as night leg cramps; Legatrin® GCM Formula’, a nutritional supplement to support healthy joint function; Vaporizer in a Bottle®, a portable cough suppressant for the temporary relief of a cough due to the common cold; and Diasorb®, a pediatric antidiarrheal product. These products do not utilize the BDS. In May 2000, the Company licensed these products to Lil’ Drug Store. Under the terms of these agreements, the Company receives license fees equal to 20% of the licensee’s net sales. These agreements each have five-year terms with provisions for automatic renewal and contain options that allow for the acquisition of the products by the licensee. On December 29, 2000, Lil’ Drug Store purchased Vaporizer in a Bottle for $0.2 million. The production and sale of Legatrin GCM Formula and Diasorb were discontinued during the first half of 2003. The license for Advanced Formula Legatrin PM renewed automatically to May 2010. The Company marketed one additional product, Advantage-S® female contraceptive gel, until June 2004. On June 29, 2004, the Company sold worldwide marketing rights to Advantage-S to Lil’ Drug Store. The production and sale of Advantage-S was discontinued during 2006.

Research and Development

The Company spent $6.6 million in 2006, $5.8 million in 2005 and $5.4 million in 2004 on research and development activities. The expenditures in 2006, 2005 and 2004 were primarily costs associated with the Company’s clinical study of PROCHIEVE® 8% (progesterone gel) for the prevention of recurrent preterm birth, discussed below. The expenditures in 2006 also included costs associated with the development of its vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.

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

PROCHIEVE 8% in Preventing Preterm Birth. In November 2003, the Company announced the Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of PROCHIEVE 8% in preventing preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation, or who have a cervical length of 2.5 cm or less, as measured by transvaginal ultrasound, with the current pregnancy. The Company completed enrollment in July 2006 and completed the treatment phase of this study in December 2006. On February 5, 2007, the Company reported that the study did not achieve a statistically significant reduction in the incidence of preterm birth at week 32, the primary endpoint, or at weeks 28, 35 and 37, secondary endpoints of the study.

Of the 611 evaluable patients, 302 received placebo and 309 received PROCHIEVE 8%.  The mean gestational age at delivery was approximately 37 weeks in both the active and placebo groups following treatment, an improvement from a mean of 30 weeks in the previous preterm birth for both groups.  Over 60% of evaluable patients had a previous preterm birth at or below 32 weeks gestation; prior studies of progestins to prevent preterm birth were comprised mainly of patients with prior preterm births at 34 weeks or greater.

The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo, which was as expected given the product’s documented safety history.

Based on the study results, the Company has discontinued the development of PROCHIEVE 8% for the prevention of preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation. PROCHIEVE® 8% remains, however, a key product in the Company’s core infertility business and for pregnancy support in the first trimester.

PROCHIEVE 4% for the Prevention of Endometrial Hyperplasia. In 2004 a third party, five year study was initiated to evaluate the long-term effects of Hormone Replacement Therapy in menopausal women. The study investigators selected PROCHIEVE 4% as the active progesterone to be administered to all menopausal women with an intact uterus who receive estrogen to prevent their developing endometrial hyperplasia.

Vaginally administered lidocaine. The Company is developing a vaginally-administered lidocaine to prevent and treat dysmenorrhea, a common gynecologic disorder characterized by recurrent uterine cramping and pain before and during menses. Dysmenorrhea affects approximately 50% of menstruating women, 10% of whom have cramps severe enough to incapacitate them from one to three days each month. Current treatments address the pain but not the underlying problem. Our hypothesis is that by administering lidocaine vaginally using our BDS technology we can minimize or prevent the severe cramping that results in the debilitating pain of dysmenorrhea. Results from a European clinical trial, which the Company announced on February 5, 2004, showed that vaginally-administered lidocaine reduced the frequency of uterine contractions, as well as the intensity and frequency of uterine pain. Subjects were evaluated following vasopressin-induced cramping in the late luteal phase of the menstrual cycle, near menses. On September 8, 2005, we announced the successful completion of a pharmacokinetics study for our vaginally administered lidocaine. The study evaluated both the blood levels obtained by, as well as the relative safety from, three doses of lidocaine formulated with the Company’s patented bioadhesive vaginal gel. Based on those results, the Company initiated a multi-dose pharmacokinetic study in December 2006 and plans to initiate a Phase II cross-over study in the second quarter of 2007. The Company believes this product may offer a novel approach to treating women who suffer from these common and painful conditions.

Terbutaline Vaginal Gel. In December 2002, the Company entered into a development and license agreement with Ardana to develop the Company’s terbutaline vaginal gel product candidate for the treatment of infertility, dysmenorrhea and endometriosis. The Company received a payment of $0.3 million upon signing of the agreement and will receive an additional $0.3 million upon completion of a successful Phase II clinical trial by Ardana. Under the terms of the agreement, if the Phase II trial is successful the Company can elect to continue to work with Ardana to progress the product through further clinical trials and subsequent applications for regulatory approvals. In that case, the Company would have the right to market the product in North America and Ardana would have rights focused in Europe. The parties would share equally in proceeds from licensing and distribution of the product in the rest of the world. If the Company elects not to continue working on the product at the end of the Phase II trial, Ardana can continue to develop the product.

Testosterone Vaginal Gel and Testosterone Progressive Hydration Vaginal Tablet. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. Vaginal gel and vaginal tablet forms have been developed. A preliminary clinical plan, with a focus on reducing the size of systemic uterine fibroids is under review.

Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of desmopressin, a peptide, for extended periods of time using the Company’s progressive hydration buccal technology. Based on these positive results, the Company has initiated partnering discussions related to a desmopressin buccal tablet.

Licensing and Development Agreements

Merck Serono S.A.

In May 1995, the Company entered into a license and supply agreement with American Home Products Corporation, now Wyeth, (“Wyeth”) for its Wyeth-Ayerst Laboratories division to market CRINONE® worldwide. The Company agreed to supply CRINONE at a price equal to 30% of Wyeth’s net selling price. In July 1999, Wyeth assigned the license and supply agreement to Serono (now “Merck Serono”). In June 2002, the license and supply agreement was amended and restated and a marketing sublicense was granted to the Company. Under the terms of the license and sublicense, Merck Serono marketed CRINONE® in the U.S. to a defined list of fertility specialists and the Company was free to market PROCHIEVE® to all other physicians in the U.S., including obstetricians, gynecologists and primary care physicians.

Under the marketing sublicense, the Company paid Merck Serono a royalty equal to 30% of net sales on all PROCHIEVE sales and an additional 40% royalty on all PROCHIEVE sales dispensed to patients of physicians on Serono’s target list of fertility specialists. Conversely, Merck Serono paid the Company an additional royalty of 40% of CRINONE net sales on all CRINONE sales dispensed to patients of physicians outside its target list of fertility specialists in the U.S. In December 2006, the Company and Merck Serono agreed to terminate Merck Serono’s U.S. marketing rights for CRINONE and terminate the Company’s marketing sublicense to PROCHIEVE. As a result, the Company holds the U.S. marketing rights to both CRINONE and PROCHIEVE brand progesterone vaginal gel, and Merck Serono retains the marketing rights to CRINONE for the rest of the world.

Mipharm S.p.A.

In March 1999, the Company entered into a license and supply agreement with Mipharm under which Mipharm is the exclusive marketer of the Company’s women’s healthcare products (other than CRINONE) in Italy, Portugal, Greece and Ireland with a right of first refusal for Spain. Mipharm currently sells Replens® in Italy and sells RepHresh® in Italy under the name MipHil.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT® in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $0.4 million that was paid in 2003. We received a payment of $0.1 million, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $0.2 million, less VAT withholding, in 2007 on marketing authorization received by Mipharm in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement.

Ardana plc

In October 2002, the Company and Ardana entered into a license and supply agreement under which Ardana will market, distribute and sell STRIANT in 18 European countries (excluding Italy) as necessary governmental product and pricing approvals are obtained. In exchange for the license, the Company may receive total potential payments of $8 million. To date the Company has received $6.0 million under this agreement, including $4 million in signature and milestone fees received in 2002, $0.8 million received in 2004 upon marketing approval in the U.K and $0.4 million received in 2005 upon marketing approval in Germany. Additional milestone payments totaling $0.8 million were received in 2006 for approval in France and Spain. In addition, a performance payment of $2 million is due upon achievement of a certain level of sales. Ardana will purchase its requirements of product from the Company during the term of the agreement. The agreement will continue in each country in the territory until the date of expiration or lapse of the last patent covering the product in such country.

In December 2002, the Company and Ardana executed a development and license agreement (described above) to develop the Company’s terbutaline vaginal gel product.

Lil’ Drug Store Products, Inc.

In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year professional services agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens to Lil’ Drug Store in May 2000. Under the terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh and Advantage-S from the Company. The production and sale of Advantage-S® was discontinued during 2006. The Company supplies RepHresh® and ex-U.S. requirements for Replens® under the supply agreement. The professional services agreement expired at the end of 2006.

Financing Agreements

On July 31, 2002, PharmaBio Development (“PharmaBio”), an affiliate of Quintiles Transnational Corp. (“Quintiles”), agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. As of December 31st 2006, the Company has paid $3.6 million in royalties to PharmaBio under this agreement.

On March 5, 2003, the Company and PharmaBio entered into a second agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT® in the United States up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the third quarter of 2004 and are subject to the aggregate minimum ($30 million) and maximum ($55 million) amounts. A true-up payment under the STRIANT agreement due in November of 2006 was prepaid by the Company in April 2006 in the amount of $11.6 million, representing the present value of the true up payment at a discount value of 6%. Although the Company paid and will record approximately $0.4 million less in interest expense during 2006 due to this early payment, for accounting purposes, the payment resulted in a non cash loss of approximately $0.3 million during the second quarter of 2006. Because the minimum amount exceeds the $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million to be received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. To date, the Company has paid $13 million in royalties (including the true-up payment) to PharmaBio under this agreement.

Patents, Trademarks and Proprietary Information

We actively seek protection for our products and technology by means of United States and foreign patents, trademarks, and copyrights, as appropriate. The following table sets forth United States patents granted to the Company since 2002.

Year Granted	Nature of Patent
2006	Bioadhesive progressive hydration tablets using desmopressin or prostaglandin E2 as the active
2004	Compositions and methods for safely preventing or treating premature labor using a beta-adrenergic agonist, such as terbutaline.
2004	Methods of safely treating endometriosis or infertility, and for improving fertility, using a beta-adrenergic agonist.
2003	Use of progestin therapy for maintaining amenorrhea.
2003	Bioadhesive progressive hydration tablet.
2002	Use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.

The Company continues to develop the core BDS and has filed additional patent applications in the United States and other countries around the world. We believe our patents are important to our business and we intend to continue to protect them, including through legal action, when appropriate. While patent applications do not ensure the ultimate issuance of a patent, and having patent protection cannot ensure that competitors will not emerge, this is a fundamental step in protecting the Company’s technologies.

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

The Company owns or is seeking registration of “CRINONE”, “PROCHIEVE” “STRIANT”, and “STRIANT SR®” as trademarks in countries throughout the world. Applications for the registration of trademarks do not ensure the ultimate registration of these marks; however, the Company believes marks with pending applications will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks. In 2004, the Company sold the trademarks " Replens®", “Advantage 24®”, “Advantage-S®”, “Advantage-LA®”, “RepHresh®”, and “RepHresh Vaginal Gel®” to Lil’ Drug Store. See “Licensing and Development Agreements.”

The Company also relies on confidentiality and nondisclosure agreements to protect its intellectual property. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Sales of Products

From 1997 until 2002, we out-licensed almost all marketing rights to our products. In June 2002, we obtained a sublicense from Merck Serono to market our 8% and 4% progesterone gel products in the United States under the brand name PROCHIEVE. In July 2002, we entered into an agreement with Innovex LP (“Innovex”), an affiliate of Quintiles, thereby establishing our first sales force in the United States. Under the terms of this agreement, Innovex provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis to commercialize the Company’s women’s healthcare products, PROCHIEVE 8%, PROCHIEVE 4%, Advantage-S, and RepHresh, in the U.S. The sales force was recruited and trained in August and September 2002, and began in October 2002 to call on a targeted list of approximately 8,000 obstetricians and gynecologists to encourage prescriptions and product recommendations for PROCHIEVE 8%, Advantage-S, and RepHresh. The sales force began sales efforts for PROCHIEVE 4% in April 2003.

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

On February 2, 2005, in order to better align expenses with projected revenues, we further reduced the size of the sales force to five managers and 23 sales representatives, of whom 12 were Innovex employees and 11 were Company employees. Columbia hired the remaining Innovex sales representatives as Columbia employees on November 1, 2005.

On December 22, 2006, the Company acquired the U.S. marketing rights to CRINONE® and added reproductive endocrinologists to its infertility physician targets. In addition to these specialists, who typically handle the more sophisticated infertility treatments, the Company’s 28-person sales force calls on obstetricians and gynecologists, general endocrinologists, urologists and certain primary healthcare physicians. The sales force is predominantly focused on women’s reproductive healthcare providers with the aim of building the Company’s existing infertility business.

We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.” As of December 31, 2006:

Promoted Products in the U.S. are:
•	CRINONE 8% progesterone gel
•	PROCHIEVE® 8% progesterone gel
•	PROCHIEVE 4% progesterone gel
•	STRIANT testosterone buccal system

Partnered Products are:
•	CRINONE 8% sold to Merck Serono for sale ex-U.S. ;
•	STRIANT sold to our ex-U.S. marketing partners;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store ex-U.S.;
•	RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis; and
•	Royalty and licensing revenues.

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

Even though we have received regulatory approval for CRINONE®, PROCHIEVE® and STRIANT®, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products. We promote CRINONE, PROCHIEVE and STRIANT on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of RepHresh® and Replens® in the U.S. and foreign countries, and of CRINONE, and STRIANT in foreign countries. Factors that could affect our success in marketing our products include:

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

Competition

We and our marketing partners compete against established pharmaceutical and consumer product companies which market products addressing similar needs. Further, numerous companies are developing, or may develop, enhanced delivery systems and products that compete with our present and proposed products. It is possible that we may not have the resources to withstand these and other competitive forces. Some of these competitors possess greater financial, research and technical resources than our Company or our partners. Moreover, these companies may possess greater marketing capabilities than our Company or our partners, including the resources to implement extensive advertising campaigns.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections or by pharmacy-compounded vaginal suppositories, and with Prometrium® (oral micronized progesterone) marketed by Solvay S.A. CRINONE/PROCHIEVE is the only progestin product approved by FDA for use in infertility or for use in pregnant women.

STRIANT competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc., Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals Inc., and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.

Customers

Our customers include trade customers, such as drug wholesalers and chain drug stores, and our marketing partners. We make calls on the Company’s trade customers and doctors to promote CRINONE®, PROCHIEVE® and STRIANT®. Our practice, in the case of our trade customers, is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog orders are not significant. In the case of our marketing partners, firm purchase orders are received by the Company ninety days in advance of the expected shipping date.

Revenue by Product

The following table sets forth the percentage of the Company's consolidated revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2006	2005	2004
CRINONE	39%	37%	40%
PROCHIEVE	16%	15%	10%
Replens®	16%	11%	15%
Royalty income	12%	11%	6%
STRIANT	5%	6%	18%
RepHresh®	4%	12%	4%
Sales force promotional fees	4%	3%	3%
Licensing fees	4%	3%	3%
Other products	0%	2%	1%
	100%	100%	100%

The following table presents information about Columbia’s revenues, including royalty and license revenue, by customer for each of the three years ended December 31:
	2006	2005	2004
Merck-Serono (formerly Serono)	$8,234,198	$9,765,387	$8,512,147
Lil' Drug Store Products, Inc.	4,637,928	6,906,358	3,565,760
Cardinal Healthcare	2,060,152	1,773,811	1,419,962
McKesson	1,892,728	1,620,188	1,218,438
All others (none over 5%)	568,075	1,975,098	3,144,097

	$17,393,081	$22,040,842	$17,860,404

Sales by Geographic Area

The following table sets forth the percentage of the Company's consolidated revenue, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

	2006	2005	2004

Europe	$9,442,346	$11,070,796	$6,624,074
United States	$7,950,735	$10,970,046	$11,236,330
	$17,393,081	$22,040,842	$17,860,404

Recent Developments

On February 5, 2007, the Company reported that a Phase III study of PROCHIEVE® 8% (progesterone gel) for the prevention of preterm birth in women with a previous preterm birth earlier than 35 weeks gestation did not achieve statistical significance for the reduction of the incidence of preterm birth at week 32, the primary endpoint, or at weeks 28, 35 and 37, secondary endpoints of the study. Of the 611 evaluable patients, 302 received placebo and 309 received PROCHIEVE 8%.  The mean gestational age at delivery was approximately 37 weeks in both the active and placebo groups following treatment, an improvement from a mean of 30 weeks in the previous preterm birth for both groups.  Over 60% of evaluable patients had a previous preterm birth at or below 32 weeks gestation; prior studies of progestins to prevent preterm birth were comprised mainly of patients with prior preterm births at 34 weeks or greater. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo, which was as expected given the product’s documented safety history. Based on the study results, the Company has discontinued the development of PROCHIEVE 8% for the prevention of preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation. Prochieve 8% remains, however, a key product in the Company’s core infertility business and for pregnancy support in the first trimester.

The Company continues to explore a range of strategic options to enhance shareholder value, including a variety of strategic partnership relationships ranging from development projects for third parties, the out-license or sale of one or more of the Company’s products, or the acquisition of complimentary women’s healthcare products. No formal decisions have been made, and no agreements have been reached. There can be no assurance given that any particular alternative will be pursued or that any transaction will occur or on what terms.

Employees

As of March 5, 2007, the Company had 47 employees: 3 in management, 5 in production, 27 in sales and marketing, and 12 in support functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

The Company has employment agreements with three employees, Mr. Mills, president and chief executive officer, Mr. McGrane, senior vice president, general counsel and secretary, and Mr. Meer, senior vice president, chief financial officer and treasurer. The Board of Directors of the Company has adopted an Indemnification Agreement for Officers and Directors and an Executive Change of Control Severance Agreement for Officers.

Available Information

The Company's Internet address is www.columbialabs.com. Through a link on the “Investor” section of this website, which is also accessible at www.cbrxir.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. In addition, we will provide electronic or paper copies of our filings free of charge upon request. Information contained on our corporate website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Reference Room, which is located at 100 F Street NE, Washington, D.C., 20549. Interested parties may call (800) SEC-0330 for further information on the Reference Room. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov.

Corporate Information

Columbia was incorporated as a Delaware corporation in 1986. Our principal executive offices are located at 354 Eisenhower Parkway, Livingston, New Jersey 07039, and our telephone number is (973) 994-3999. The Company's wholly-owned subsidiaries are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France") and Columbia Laboratories (UK) Limited ("Columbia UK”).

Item 1A. Risk Factors

We have a history of losses and we may continue to incur losses.

We have had a history of losses since our founding. For the fiscal year ended December 31, 2006, we had a net loss of $12.6 million. If we and our partners are unable to successfully market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. Additional financing may not be available to us on acceptable terms, if at all.

Our business is heavily dependent on the continued sale of CRINONE®, Replens®, RepHresh® and STRIANT® by our marketing partners. If revenues from these partnered products fail to increase as anticipated, or materially decline, our financial condition and results of operations will be materially harmed.

Our operating results are heavily dependent on the revenues and royalties derived from the sale of CRINONE to Merck Serono for sale outside the U.S., the sale of STRIANT to Ardana and Mipharm for sale in Europe, and the sale of Replens and RepHresh to Lil’ Drug Store. Revenues from sales of these partnered products in 2006, which included sales of CRINONE to Merck Serono for the U.S. market, comprised approximately 65% of our total revenues. We do not control the amount and timing of marketing resources that our partners devote to our products. If Merck Serono fails to effectively market CRINONE in its ex-U.S. territories, Ardana and Mipharm fail to effectively market STRIANT in their respective territories, or Lil’ Drug Store fails to effectively market Replens and RepHresh, this could have a material adverse effect on our business, financial condition and results of operations.

We acquired marketing rights to CRINONE in the United States in December 2006, and we may never realize the anticipated benefits of the acquisition.

On December 22, 2006, we purchased the marketing rights in the United States to CRINONE from Merck Serono. Merck Serono marketed CRINONE in the United States principally to reproductive endocrinologists, a medical specialty in infertility that we have not previously called upon. Merck Serono is one of the leading companies in that market, having offered, in addition to CRINONE, all three gonadotropin hormones generally used for the treatment of infertility. Key reproductive endocrinology opinion leaders are generally not aware of, and are unfamiliar with, Columbia. Our initial goal is to maintain the current prescribing practices for CRINONE while building relationships with these specialists. We believe the reproductive endocrinologists are particularly important because of their influence on prescribing practices of obstetricians and gynecologists who also treat infertility. Our efforts to maintain and grow the CRINONE business may not be successful and we may fail to realize the anticipated benefits of the acquisition.

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

Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our current or our future products may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for CRINONE®, PROCHIEVE® and STRIANT® or future products.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections or by pharmacy-compounded vaginal suppositories, and with Prometrium® (oral micronized progesterone) marketed by Solvay S.A.

STRIANT competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc., Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals Inc., and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.

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

Similarly, while testosterone is a natural male hormone, present at normal levels in most men through their lifetimes, some men require testosterone replacement therapy, or TRT, to normalize their testosterone levels. It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with TRT or STRIANT. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of TRT. As a result, physicians and patients may not wish to prescribe or use TRT products, including STRIANT®.

In addition investors may become concerned about these issues and decide to sell our Common Stock. These factors could adversely affect our business and the price of our Common Stock.

We may be exposed to product liability claims.

We could be exposed to future product liability claims by consumers. Although we presently maintain product liability insurance coverage at what we believe is a commercially reasonable level, such insurance may not be sufficient to cover all possible liabilities. An award against us in an amount greater than our insurance coverage could have a material adverse effect on our operations. Some customers require us to have a minimum level of product liability insurance coverage before they will purchase or accept our products for distribution. If we fail to satisfy insurance requirements, our ability to achieve broad distribution of our products could be limited. This could have a material adverse effect upon our business and financial condition.

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

We own or are seeking registration of the following as trademarks in countries throughout the world: CRINONE®, PROCHIEVE®, STRIANT®, and STRIANT SR®. These trademarks, however, may not afford us adequate protection or we may not have the financial resources to enforce our rights under these trademarks.

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

The development of our pharmaceutical products is uncertain and subject to a number of significant risks.

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

The process of developing product candidates involves a degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	Clinical trials may show our product candidates to be ineffective for the indications studied or to have harmful side effects;
•	Product candidates may fail to receive regulatory approvals required to bring the products to market;
•	Manufacturing costs or other factors may make our product candidates uneconomical; and
•	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. The speed with which we can complete clinical trials and applications for marketing approval will depend on several factors, including the following:

•
The rate of patient enrollment, which is a function of factors including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the nature of the study protocol;

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

Other than PROCHIEVE® 4% (progesterone gel), which is being evaluated for the prevention of endometrial hyperplasia in women with an intact uterus undergoing estrogen replacement therapy, all of our product candidates are in clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and therefore may never be profitable.

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

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. Our employment agreements with our executive officers are terminable by them on short notice. The loss of key employees may result in a significant loss in the knowledge and experience that we, as an organization, possess, and could cause significant delays in, or outright failure of, the development and commercialization of our products and product candidates. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.

We may be limited in our use of our net operating loss carryforwards.

As of December 31, 2006, we had certain net operating loss carryforwards of approximately $131 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

The price of our Common Stock has been and may continue to be volatile.

Historically, the market price of our Common Stock has fluctuated over a wide range. In fiscal year 2005, our Common Stock traded in a range from $1.52 to $4.91 per share. In fiscal year 2006, our Common Stock traded in a range from $2.53 to $5.98 per share. It is likely that the price of our Common Stock will fluctuate in the future. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations unrelated to the operating performance of these companies. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.

Sales of large amounts of Common Stock may adversely affect our market price. The issuance of preferred stock and convertible subordinated notes may adversely affect rights of common stockholders.

As of March 5, 2007, we had 50,140,810 shares of Common Stock outstanding, of which 43,340,877 shares were freely tradable. As of that date, approximately 6,799,933 shares of our Common Stock were restricted securities, but 6,640,458 of those shares may be sold pursuant to an effective registration statement under the Securities Act. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options. If all of these securities are exercised or converted, an additional 22,768,031 shares of Common Stock will be outstanding, all of which will have been registered for resale under the Securities Act. When issued, these registered shares will be freely tradable by persons who are not our affiliates and restricted shares will be saleable under Rule 144 in the future. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

We have a substantial amount of debt.

As of December 31, 2006, we had outstanding approximately $40 million principal amount of our convertible debt. In addition, as of December 31, 2006 we had remaining future minimum payments due to PharmaBio pursuant to certain financing agreements of approximately $21.5 million. Our annual interest expense is more than $8 million of which approximately $3 million is a cash payment to be made in 2007, and for the following four years. Unless we generate substantial additional sales from our products or raise substantial additional capital, we may not be able to pay the interest on our debt or repay our debt at maturity.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws, false claims laws and federal and state anti-referral laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and veterans’ health programs. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws.

However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

We could become subject to false claims litigation under federal or state statutes, which can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in federal health care programs. These false claims statutes include the federal False Claims Act, which allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2006, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	12,780	July 2007	$192,000
Paris, France	European logistics office	150	3 months notice

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers and Directors of the Registrant

Our executive officers and Directors as of March 5, 2007, were as follows:

Name	Age	Position with the Company
Robert S. Mills	54	President and Chief Executive Officer, Director
Michael McGrane	57	Senior Vice President, General Counsel and Secretary
James A. Meer	60	Senior Vice President, Chief Financial Officer and Treasurer
Stephen G. Kasnet	60	Chairman of the Board
Edward A. Blechschmidt	54	Vice Chairman of the Board
Valerie L. Andrews	47	Director
James S. Crofton	54	Director
Denis M. O’Donnell, M.D.	53	Director
Selwyn P. Oskowitz, M.D.	61	Director

Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected, except with respect to Messrs. Mills’, McGrane’s and Meer’s employment agreements. See “Executive Compensation--Employment Agreements.”

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

Mr. McGrane has served as Senior Vice President, since January 2006, and our General Counsel and Secretary since January 2002. He joined the Company from The Liposome Company, Inc., a biotechnology company, where he served as Vice President, General Counsel and Secretary from 1999 to 2001, prior to which he was Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc. from 1997 to 1998. Previously, Mr. McGrane held various positions, including Associate General Counsel, with Novartis Pharmaceuticals Corporation from 1984 to 1996, and was Regulatory Counsel to the U.S. Food and Drug Administration from 1975 to 1984. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Mr. Meer has served as Senior Vice President, Chief Financial Officer and Treasurer since December 2006. He has over 35 years of financial experience in both privately-held and publicly-traded companies, of which 15 years are in the life sciences industry. He most recently served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Pharmos Corporation, a biotechnology company, prior to which he was a consultant to pharmaceutical and biotech companies providing strategic and financial advice. Mr. Meer previously served eight years as Vice President and Treasurer of Schein Pharmaceutical, Inc., where he was responsible for capital formation, including a successful IPO, strategic planning and investor relations. He also held senior financial positions with public companies including EnviroSource, Inc., John Labatt Ltd. and General Host Corporation. Mr. Meer holds an M.B.A. degree from Pace University and a B.A. degree on economics from Rutgers College.

Mr. Kasnet has been a director of the Company since August 2004 and Chairman of the Board since November 2004. He was President and Chief Executive Officer of Harbor Global Company, Ltd., from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot and Forbes. He serves as Chairman of the Board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He was Chairman of Warren Bank from 1990 to 2003. He is also a trustee and vice president of the board of The Governor’s Academy, Byfield, MA.

Mr. Blechschmidt has been a director of Columbia since August 2004 and Vice Chairman of the Board since November 2004. He was Chairman, Chief Executive Officer and President of Gentiva Health Services from March 2000 until his retirement in July 2002. He previously served as Chief Executive Officer of Olsten Corporation (“Olsten”), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was President and Chief Executive Officer of both Siemens' Nixdorf Americas and Siemens' Pyramid Technology, prior to which he served more than 20 years with Unisys Corporation, ultimately as Chief Financial Officer. He is currently a director of HEALTHSOUTH Corp., Lionbridge Technologies, Inc. (business services), Novelis, and Option Care, Inc. (health care).

Ms. Andrews has been a director of Columbia since October 2005 and is Vice President and Deputy General Counsel of Vertex Pharmaceuticals Inc. Before joining Vertex in 2002, Ms. Andrews was Executive Director of Licensing for Massachusetts General and The Brigham and Women’s Hospitals, and prior to that a partner in the law firm of Hill & Barlow. She served as a law clerk to Chief Judge Levin H. Campbell of the United States Court of Appeals for the First Circuit from 1988 to 1989, and earlier rose to the rank of Captain in the United States Air Force.

Mr. Crofton has been a director of Columbia since October 2005. He has been Senior Vice President and Chief Financial Officer of Sarnoff Corporation (technology) since 1999. Previously, Mr. Crofton was Chief Financial Officer of EA Industries, Inc. (electronics manufacturing), and prior to that served in various positions, including Vice President of Finance, with Unisys Corporation (IT). He is currently a Director of American Mold Guard, Inc.

Dr. O’Donnell has been a director of the Company since January 1999, and is Managing Director of Seaside Capital, LLC. From 2004 to 2005, he also served as Chief Executive Officer of Molecular Diagnostics, Inc. (medical diagnostics and screening). Dr. O’Donnell served as Chairman of the Board of Directors of Novavax, Inc. (pharmaceuticals) from 2000 to 2005, President from 1995 to 1997, and Vice President from 1991 to 1995. He remains a Directors of Novavax, Inc. and serves on both the Board of Directors and audit committee of ELXSI, Inc. (restaurant and water inspection services).

Dr. Oskowitz has been a director of the Company since January 1999. An assistant professor of obstetrics, gynecology and reproductive biology at Harvard Medical School since 1993, Dr. Oskowitz is a reproductive endocrinologist at, and Director of, Boston IVF, a fertility clinic with which he has been associated since 1986. Dr. Oskowitz is a past President of the Boston Fertility Society.

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

The Company's Common Stock, par value $.01 per share ("Common Stock"), is traded on the NASDAQ Global Market under the symbol CBRX. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Common Stock.

	High	Low
Fiscal Year Ended December 31, 2005

First Quarter	$3.08	$1.52
Second Quarter	3.18	1.70
Third Quarter	3.82	2.42
Fourth Quarter	4.91	3.19

Fiscal Year Ended December 31, 2006

First Quarter	$5.20	$4.01
Second Quarter	5.26	2.90
Third Quarter	4.03	2.53
Fourth Quarter	5.98	3.21

At March 5, 2007, there were approximately 300 shareholders of record of the Company's Common Stock, one shareholder of record of the Company's Series B convertible preferred stock (“Series B Preferred Stock”), 10 shareholders of record of the Company’s Series C convertible preferred stock (“Series C Preferred Stock”) and 12 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 7,500 beneficial owners of its Common Stock on such date.

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

During 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Preferred Stock. The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share.

On March 10, 2006, the Company raised $30 million in gross proceeds to the Company from the issuance and sale of 7,428,220 shares of its Common Stock at a price of $4.04 per share and warrants to purchase 1,857,041 shares of Common Stock with an exercise price of $5.39 per share. The warrants became exercisable on September 9, 2006, and expire on March 13, 2011, unless earlier exercised or terminated. Proceeds were used for general corporate purposes.

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the issuance and sale of convertible subordinated notes. The notes bear interest at a rate of 8% per annum and mature on December 31, 2011. They are convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants become exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE® for $33 million, purchase Serono’s current inventory of that product, and pay other costs related to the transaction. The balance of approximately $4.7 Million will be used for general corporate purposes.

During 2006, outstanding options were exercised resulting in the issuance of 335,049 shares of Common Stock and the receipt of $1 million by the Company. Proceeds were used for general corporate purposes. In addition, 50 shares of Series C Preferred Stock were converted into 14,825 shares of Common Stock.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2006, regarding the Company's compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,686,552	$8.25	2,310,549
Equity compensation plans not approved by security holders	725,000	$6.94	0
Total	5,411,552	$8.07	2,310,549

The Company has two shareholder-approved equity compensation plans, under which securities may be issued upon exercise. The first is the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "1988 Plan"). All employees, officers, directors, and consultants of the Company or any subsidiary were eligible to participate in the 1988 Plan. Under the 1988 Plan, a total of 5,000,000 shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to the 1988 Plan and the remaining options expired in October of 2006. The second shareholder-approved equity compensation plan is the 1996 Long-term Performance Plan (the “1996 Plan”), adopted in October 1996, which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. Pursuant to the 1996 Plan, an aggregate of 8,000,000 shares of Common Stock have been reserved for issuance.

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

Financial Highlights

	2006	2005	2004	2003	2002
Statement of Operations Data: (000's except per share data)

Revenues	$17,393	$22,041	$17,860	$22,415	$9,419
Gross Profit	9,573	13,929	10,072	12,632	4,190
Operating Expenses	20,733	21,160	32,044	32,214	20,050
Interest Expense	2,516	2,694	2,991	1,846	853
Net Loss	(12,612)	(9,307)	(25,130)	(21,151)	(16,850)
Loss per common share	(0.27)	(0.23)	(0.62)	(0.57)	(0.50)
Weighted average number of common shares outstanding-diluted	48,089	41,752	40,984	37,440	34,392

Balance Sheet Data at December 31 (000's)

Working capital (deficiency)	$23,410	$(3,471)	$9,303	$33,690	$4,717
Total Assets	65,839	14,732	29,268	42,755	12,902
Note payable	25,299	-	-	10,000	10,000
Long-term portion of financing agreements	11,230	8,748	18,923	15,747	1,350
Stockholders' equity (deficiency)	17,863	(15,150)	(12,531)	6,087	(8,395)

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

We are in the business of developing, manufacturing and selling pharmaceuticals that utilize our proprietary bioadhesive drug delivery technologies. We are predominantly focused on the women’s healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

Our U.S. sales organization currently promotes three natural progesterone gel products, CRINONE® 8%, PROCHIEVE® 8% and PROCHIEVE 4%. We acquired the U.S. marketing rights to CRINONE in December 2006, and can now address the full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility in 2007. We also promote STRIANT® testosterone buccal tablet for the treatment of hypogonadism in men, however, our focus in fiscal 2007 is to increase prescriptions of our infertility products.

We derive additional revenues from our established marketing partnerships, through which our products are commercialized in global territories outside the U.S. and U.S. markets on which we are not currently focused.

We also seek opportunities to develop new products using our drug delivery technology, both proprietary projects and for strategic partners; to expand our product base and thereby leverage our sales force; and, to partner or divest products that fall outside our core women’s healthcare focus.

Our net loss for 2006 was $ 12.6 million, or $0.27 per basic and diluted common share. We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE® acquisition that our future financial statements will reflect. We expect to have positive cash flow from operations in 2008. Our sales and distribution expenses will be higher in 2007 to fund market research and medical education programs critical to our growth strategy. In 2007, we expect that our research and development expenses will be lower than those in 2006 as we focus on the streamlined clinical development of vaginally-administered lidocaine for dysmenorrhea and look to potentially advance another drug candidate into the clinic.

Results of Operations

Summary

(In thousands, except percentages)	2006	Percentage inc./ (dec.) from prior year	2005	Percentage inc./ (dec.) from prior year	2004

Revenues	$17,393	(21.1)%	$22,041	23.4%	$17,860

Revenues decreased 21% in 2006 to 17.4 million as compared to $22.0 million in 2005 and $17.9 million in 2004. We receive revenues both from selling our products to licensees, which we refer to as our “Partnered Products”, and selling our products that we promote through our own sales force to wholesalers and other distributors, which we refer to as our “Promoted Products.”

The table below illustrates the components of these two categories before and after December 2006.

	Fiscal 2006 and prior	Fiscal 2007 and forward
Partnered Products	CRINONE® sold to Merck Serono (worldwide) [1]	CRINONE sold to Merck Serono (ex-U.S.) [2]
	STRIANT® sold to Ardana (14 European countries)	STRIANT sold to Ardana (14 European countries)
STRIANT sold to Mipharm (Italy)
	Replens® Vaginal Moisturizer sold to Lil’ Drug Store (ex-U.S.)	Replens Vaginal Moisturizer sold to Lil’ Drug Store (ex-U.S.)
	RepHresh® Vaginal Gel sold to Lil’ Drug Store (worldwide)	RepHresh Vaginal Gel sold to Lil’ Drug Store (worldwide)
	Advantage-S® Bioadhesive Contraceptive Gel sold to Lil’ Drug Store (worldwide)[3]	---
	Royalty and licensing revenues	Royalty and licensing revenues
Promoted Products	PROCHIEVE® 8% (U.S.)	PROCHIEVE 8% (U.S.)
	PROCHIEVE 4% (U.S.)	PROCHIEVE 4% (U.S.)
	40% royalty on CRINONE prescriptions in the U.S. from our OB/GYN audience, paid by Serono	CRINONE (U.S.)
	STRIANT (U.S.)	STRIANT (U.S.)
	Professional promotion fees for presenting Replens Vaginal Moisturizer, RepHresh Vaginal Gel, and Advantage-S Bioadhesive Contraceptive Gel to OB/GYNs, paid by Lil’ Drug Store[4]	---

1 Prior to the acquisition of U.S. marketing rights to CRINONE on December 22, 2006.
2 Subsequent to the acquisition of U.S. marketing rights to CRINONE on December 22, 2006.
3 The production and sale of Advantage-S® was discontinued during the second half of 2006.
4The professional promotion agreement expired on December 31, 2006 pursuant to its terms.

Revenues from sales of CRINONE to Merck Serono were $6.7 million in 2006, compared to $8.1 million in 2005 and $7.2 million in 2004. Revenues from the PROCHIEVE® line of products were $3.0 million in 2006, compared to $3.2 million in 2005 and $1.7 million in 2004. 2004 revenues reflect a provision for product returns of $3.0 million. In the 2004 fourth quarter, primarily two customers returned $1.4 million of PROCHIEVE that was to expire in 2005. The Company re-evaluated its estimate for product returns, taking into consideration such factors as historical trends, distributor inventory levels and product prescription data and booked additional provisions of $1.0 million in 2004 and $0.5 million in 2005.

Revenues from STRIANT® were $0.8 million in 2006, compared to $1.5 million in 2005 and $3.3 million in 2004. In 2006, the Company reduced inventory in the trade by approximately $0.8 million which impacted sales. 2005 results reflect a provision for product returns of $1.8 million of which $1.3 million occurred when we re-evaluated our estimate for product returns to take into consideration additional factors related to inventory and return practices of our primary trade customers. 2005 and 2004 results include the sale of approximately $0.2 million of STRIANT to Ardana our licensee in 18 countries in Europe.

Revenues from the sales of RepHresh® were $0.7 million in 2006, compared to $2.8 million in 2005 and $0.6 million in 2004. In 2004, we sold the worldwide marketing rights to Lil’ Drug Store, who placed orders in 2005 with us for their launch of the product in the United States.

Revenues from sales of Replens® were $2.7 million in 2006, compared to approximately $2.5 million in 2005 and $2.7 million in 2004. After the first quarter of 2004, Lil’ Drug Store no longer purchased batches of Replens for sale in the U.S. under our 2000 agreement selling U.S. rights to the product. That resulted in decreased revenues in 2005 and 2004. In June 2004, we sold the foreign marketing rights for Replens to Lil’ Drug Store.

Gross profit as a percentage of sales was 55% in 2006 compared to 63% in 2005 and 56% in 2004. The decrease in the 2006 gross profit percentage was caused by  reduced sales of CRINONE® in the U.S. due to the Company’s acquisition of U.S. marketing rights to this product in December 2006, which caused a shift in the mix of product sales between lower margin OTC products versus higher margin prescription products, and the purchase of CRINONE inventory from Merck Serono. The increase in the 2005 gross profit percentage was caused by an overall reduction in the provision in product returns and a reduction in the royalty paid to Merck Serono caused by product returned in 2005. Cost of goods sold for PROCHIEVE® through December 22, 2006 includes a 30% royalty on net sales paid to Merck Serono.

The net loss for 2006 was $12.6 million, or $0.27 per share, as compared to a net loss of $9.3 million, or $0.23 per share, in 2005 and a net loss of $25.1 million, or $0.62 per share, in 2004 as a result of the following components:

Selling and Distribution

(In thousands, except percentages)	2006	Percentage inc./ (dec.) from prior year	2005	Percentage inc./ (dec.) from prior year	2004

Selling and distribution	$6,600	(23.1)%	$8,578	(54.9)%	$19,007
As a percentage of revenue	37.9%	(1.0)pp	38.9%	(67.5) pp	106.4%

Note: PP - percentage points

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Selling and distribution expenses were approximately $6.6 million, $8.6 million and $19.0 million in 2006, 2005 and 2004, respectively. Selling and distribution expenses decreased by approximately 23% in 2006 compared to 2005 and by approximately 55% in 2005 compared to 2004. The decrease in 2006 from 2005 reflects the full year effect of the restructured sales force as well as reduced overall expenses. The decrease in 2005 from 2004 reflects the restructuring of the sales force in February 2005, as previously discussed.

Included in the 2006 expenses were sales force costs of approximately $2.6 million, product marketing expenses of approximately $1.3 million and salary and travel costs of approximately $1.2 million. Expenses in 2005 included approximately $4.8 million in sales force costs, approximately $1.5 million in product marketing expenses and approximately $1.3 million in salary costs. Expenses in 2004 included approximately $10.9 million in sales force costs, approximately $4.8 million in product marketing expenses and approximately $1.2 million in salary costs.

General and Administrative
(In thousands, except percentages)	2006	Percentage inc./ (dec.) from prior year	2005	Percentage inc./ (dec.) from prior year	2004

General and administrative	$7,402	8.5%	$6,825	(10.1)%	$7,588
As a percentage of revenue	42.6%	11.6 pp	31.0%	(11.5) pp	42.5%

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, regulatory affairs, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and Administrative expenses increased by approximately $0.6 million, or 8.5%, to approximately $7.4 million in 2006 from approximately $6.8 million in 2005. The increase resulted primarily from the impact of 123R stock compensation recognition of $0.7 million and severance expenses. General and administrative expenses decreased by approximately $0.8 million, or 10%, to approximately $6.8 million in 2005 from approximately $7.6 million in 2004. The decrease resulted primarily from lower insurance costs ($0.7 million).

Research and Development

(In thousands, except percentages)	2006	Percentage inc./ (dec.) from prior year	2005	Percentage inc./ (dec.) from prior year	2004

Research and development	$6,596	14.6%	$5,757	5.7%	$5,449
As a percentage of revenue	37.9%	11.8 pp	26.1%	(4.4) pp	30.5%

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses increased to approximately $6.6 million in 2006 from approximately $5.8 million in 2005 and approximately $5.4 million in 2004. These increases primarily reflect costs associated with the Company’s Phase III clinical trial of PROCHIEVE® 8% in preventing preterm birth. Study-related costs increased by approximately $1.2 million in 2006 and approximately $1.8 million in 2005 over prior year levels. 2006 costs also included development costs related to the Company’s vaginally-administered lidocaine drug candidate. The 2005 increase was partially offset by the reduction in payments related to the Mutual Recognition Process (“MRP”) for obtaining regulatory approval of STRIANT® in European countries, a one-time event which culminated in October 2004 with the approval of STRIANT in 14 European countries ($0.4 million) and a reduction of costs associated with the continuation studies associated with STRIANT ($0.4 million).

Other Income (Expense)

Interest expense was $2.5 million, $2.7 million and $3.0 million in 2006, 2005 and 2004, respectively. On April 14, 2006, the Company paid a scheduled true-up payment to PharmaBio of $11.6 million early and saved approximately $0.4 million in interest expense. For accounting purposes, the payment resulted in a non-cash charge of approximately $0.3 million as an early extinguishment of debt penalty for a net savings of $0.1 million. This saving was mostly offset as the Company took a charge $0.1 million of interest expense related to the $40 million convertible subordinated notes issued in December.

2006, 2005 and 2004 interest expense included approximately $2.4 million, $2.5 million and $2.2 million, respectively, as the result of amortizing, as interest expense over the term of the agreements, the difference between the minimum amounts to be paid to PharmaBio and the amounts received. Additionally, interest expense related to a $10 million convertible subordinated note totaled $0.2 million in 2005 and $0.7 million in 2004. This note was paid in full on March 15, 2005.

Other income in 2006 reflects interest income of $0.9 million, and the receipt of approximately $0.5 million from the sale of New Jersey state net operating losses. In 2004, the Company recorded a loss of $0.6 million on sale of intangible assets associated with sale of the over-the-counter products to Lil’ Drug Store. See “Business - Licensing and Development Agreements”.

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

On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Notes bear interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Notes are convertible into shares of Common Stock at a conversion price of $5.25 per share. The conversion price is subject to adjustment if the Company subdivides or combines the outstanding Common Stock and under certain other circumstances. The maturity date of the Notes is December 31, 2011. The holders will have the right to require the Company to redeem all or any portion of their Notes for cash upon a Change of Control (as defined in the Notes), and, under certain circumstances, the right to a Make-Whole Premium (as defined in the Notes). The Notes contain customary events of default. The Notes are subordinated to the Company’s obligations to PharmaBio. The Warrants are exercisable beginning on June 20, 2007, and ending on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances. The Company will be required to make certain cash payments to the holders of the Notes and Warrants if it does not meet its registration obligations under the agreement relating to the transaction.

Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2007	2008	2009	2010	Beyond
	(in thousands)

$40 Million Convertible Notes	$40,000					$40,000
PharmaBio women's healthcare
finance agreement	4,367	394	3,973	-		-
PharmaBio Striant®
finance agreement	17,000	160	166	166	16,508	-
Operating lease obligations	179	142	13	13	10	1
Total	$61,546	$696	$4,152	$179	$16,518	$40,001

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

In September 2006, the Securities and Exchange Commission (‘SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 will have an effect on our results of financial operations or financial position - see Note 5 to the Consolidated financial statements regarding the effect of the adoption of the SAB on our financial position.

In December 2006, FASB issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have in our consolidated results of operations and financial position.

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

Liquidity and Capital Resources

Cash and cash equivalents were $25 million, $7 million, and $20 million, at December 31, 2006, December 31, 2005, and December 31, 2004, respectively.

Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

	2006	2005	2004
Cash flows:
Operating activities	$(6,025,376)	$(6,615,042)	$(19,864,759)
Investing activities	(33,015,757)	(83,367)	(282,367)
Financing activities	57,152,754	(5,881,730)	8,912,774

Operating Activities:

The Net loss in 2006 of $12.6 million is reduced by non cash items totaling $6.9 million leaving cash operating losses of $5.7 million. Working capital decreased by $1.0 million less the increase in other assets of $1.4 million for deferred financing charges plus deferred revenues of $0.1 million leaving cash flow from operating activities as a use of funds at $6.0 million. Working capital changes reflect a reduction in the sales return levels from 2005 levels by both a reduction in receivables $1.5 million and heavy sales returns in the fourth quarters. Inventories increased $0.9 million. Other assets, ($1.4 million) represent the capitalization of the $40 million subordinated debt issue expenses. Similarly, the increase in account payable of $1.7 million represents the sum of the issue expenses ($1.3 million) and clinical trial expenses ($0.3 million). Accrued expenses grew by $1.0 million half of which is due to the increase in sales returns by $0.5 million and professional fees for $0.3 million.

The Net loss in 2005 was $9.3 million which included $6.5 million in non cash charges leaving cash operating losses of $2.8 million. Working capital grew by $3.6 million, a decrease in accrued expenses of approximately $3.2 million (principally related to customer usage of sales return credits), and a decrease in accounts payable $0.9 million during the year amounting to most of the increase in working capital. These were partially offset by a reduction in prepaid expenses and other current assets of approximately $0.5 million, as a result of paying insurance payments in installments instead of in one up-front payment.

The Net loss in 2004 of $25.1 million included $7.6 million of non cash charges leaving net cash operating losses of $17.5 million. Working capital decreased by $3.7 million. Accrued expenses decreased by approximately $3.2 million (principally related to customer usage of approximately $1.5 million in sales return credits, and approximately $1.4 million decrease in the accrual for costs associated with the sales and marketing of STRIANT®). Inventory increased approximately $1.3 million (primarily related to STRIANT). These were partially offset by a decrease in prepaid expenses and other current assets of approximately $1.1 (primarily as a result of a significant reduction in insurance premiums), a decrease in the 2004 year-end balance in accounts receivable of approximately $0.7 million caused by a difference in the timing of sales within the fourth quarters of 2004 and 2003, and the receipt of $0.8 million in milestone fees from one of the Company’s licensees in 2004.

Investing Activities:

In December of 2006, the Company purchased the US licensing rights to CRINONE® for the US market at a cost of $33 million.

Net cash used in investing activities in 2005 was primarily attributable to the purchase of office equipment.

Net cash used in investing activities in 2004 was primarily attributable to the purchase of manufacturing equipment associated with STRIANT® and to the purchase of office equipment. Additionally, in 2004, the Company received $0.3 million from the sale of intangible assets associated with the sale of our over-the-counter products to Lil’ Drug Store Products, Inc

Financing Activities:

Financing activities in 2006 produced net funds to the Company of $57.2 million. The Company had two major fund raises, one in March and the other in December. The March capital raise of $28.8 million was through the sale of 7,428,220 shares of common stock and the issue of 1,857,041 warrants. In December, the Company raised $40 million through the sale of subordinated convertible notes discussed below. Stock option exercises generated $1.0 million of proceeds. Offsetting these receipts were the payment of $12.4 million to PharmaBio and $0.2 million dividends to the holders of the Preferred C shareholders.

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and mature on December 31, 2011. They are convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants become exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono S.A. the U.S. marketing rights to CRINONE ($33 million), purchase Serono’s current inventory of that product, and pay other costs related to the transaction. The balance of the proceeds will be used for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, a beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes. These discounts are being amortized over the five year term of the related notes. For the year ended December 31, 2006, $53,793 of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $14.7 million have been reflected as a reduction to the face value of convertible notes in our consolidated balance sheet as of December 31, 2006.

Net cash used in 2005 was attributable to the payoff of a $10 million subordinated convertible note on March 15, 2005, $2,627,483 paid to PharmaBio Development under the Company’s two product financing agreements (including a $1,891,944 true-up payment under the women’s healthcare products financing agreement), and $162,500 in dividends paid to the owners of the Company’s Series C Convertible Preferred Stock. Offsetting these payments was the receipt of $6,900,000 by the Company from the issuance of Series E Convertible Preferred Stock and $8,253 received from the exercise of options and warrants.

Net cash provided by financing activities in 2004 resulted from the receipt of $6,380,000 from the issuance of Common Stock, $3,000,000 pursuant to the Striant financing agreement, and $229,686 from the exercise of options and warrants. Offsetting these receipts were $534,412 paid to PharmaBio Development under the Company’s two product financing agreements, and $162,500 in dividends paid to the owners of the Company’s Series C Convertible Preferred Stock.

As previously discussed, on July 31, 2002, we entered into an investment and royalty agreement with PharmaBio under which we received $4.5 million in return for a 5% royalty to PharmaBio on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts, including a true-up payment due February 28, 2005 for the difference between royalties paid to that date and $2.75 million. We made the required true-up payment of approximately $1.9 million on February 28, 2005, and have paid $3.63 million to date.

Also, as previously discussed, on March 5, 2003, we entered into a second investment and royalty agreement with PharmaBio under which we received $15 million in return for a 9% royalty to PharmaBio on net sales of STRIANT® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, including a true-up payment due on November 14, 2006 for the difference between royalties paid to that period and $13 million. On April 14, 2006, the Company made an advance payment of $11.6 million on a contractually required true-up payment to PharmaBio Development.  This amount represented the present value of a $12 million true-up payment due November 14, 2006, calculated using a six percent annual discount factor. Additionally, the Company made a follow-up $.2 Million true-up payment at the end of the year. The Company has paid $13.0 million to date.

The Company has an effective registration statement that we filed with the Securities and Exchange Commission (the “SEC”) using a shelf registration process. Under the shelf registration process, we may offer from time to time shares of our Common Stock up to an aggregate amount of $75 million. To date the Company has sold approximately $56.4 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of the patents underlying the Company's BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the BDS up to an aggregate of $7.5 million or until the last of the relevant patents expires. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20 or more on March 2, or within 30 days after that date, of any year. To date, the Company has paid approximately $3.3 million in royalty payments. Royalty payments on STRIANT, PROCHIEVE®, and CRINONE® expired in September of 2006, but continue on Replens® and RepHresh®.

The Company anticipates it will spend approximately $150,000 on equipment in 2007.

As of December 31, 2006, the Company had available net operating loss carryforwards of approximately $131 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2006 and 2005, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $48 million and $45 million respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded since the probability of realizing the deferred tax assets are not determinable.

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

Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues on sales of products by Columbia are discussed in detail below. Royalties and additional monies owed to the Company based on sales by our licensees are recorded as revenue as those sales are made by the licensees. License fees not based on sales are recognized as revenues over the term of the license.

Sales returns. Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. Our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. We also continually analyze the reserve for future sales returns and increase such reserve if deemed appropriate. The greatest potential for uncertainty in estimating returns is the estimation of future prescriptions. Prescriptions are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods then the current reserve will be inadequate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market intelligence to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its largest wholesale customer. This information includes for each of the Company’ products, the quantity on hand, the number of days of inventory on hand, and a 28 day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest salable product is used first. The Company also assumes that our customers will not ship product that has an expiration date less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-salability exists.

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

Adjustments for Stock-Based Compensation on Prior Year Financial Statements. As of January 1, 2006, the Company adopted FAS 123R, using the modified prospective transition method. FAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including stock options and other stock-based awards based on estimated fair values. Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of APB 25. Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the Company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares that an individual employee was entitled to receive and the option price, if any, were known.

As disclosed in the Company’s September 30, 2006 10-Q filing, the Company’s Audit Committee initiated a review in the second half of 2006 of the Company’s stock option granting practices from October 1996 to the present. The review was initiated independently by the Committee in light of the recent heightened scrutiny regarding this topic. The review did not reveal any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” options. However, with respect to fiscal years 1996-2001, the review identified certain instances where the granting of options was not consistent with the Company’s practice of establishing the exercise price at the closing price on the day before the date of grant. Instead, in some cases the exercise price was established as the closing price on the date of grant. The review also identified that, during this period, certain grants of stock options were approved by the Compensation Committee by means of unanimous written consents in lieu of a meeting, in which the date the unanimous written consent was finalized (which becomes the measurement date for accounting purposes) is subject to uncertainties. In such cases, the Company has determined, where possible, the measurement date for the unanimous consent options as the date on which the Company’s records best indicate the unanimous consent to be executed. If such date cannot be determined, then the Company used the date of mailing of an executed option contract, if the option contract was dated “as of” the option grant date, or the date upon which the option contract was actually executed.

In January 2002 the Company changed its practice for determining the exercise price of options to the average of the high and low reported sales prices of the Company’s common stock on the date of grant and consistently applied that practice from that time to the present. We have concluded that, since January 2002, all option grants have been in accordance with the terms of the Company’s 1996 Long-term Performance Plan and have been appropriately accounted for in the Company’s financial statements.

Upon completion of its review, the Company concluded that an additional stock-based compensation in the aggregate of $998,000 should be recorded to reflect additional stock-based compensation expense under APB 25, the accounting method in effect at the time, relating to the company’s historical stock option practices. The majority of such amount is attributable to options granted in 1997, with related compensation expense allocable to the years ended December 31, 1997 and 1998.

In determining the appropriate method to account for the understatement of compensation expense, the Company had considered SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and does not believe the understatement of compensation expense meets the quantitative or qualitative considerations of materiality under SAB No. 99 for the following reasons:

(1)
The compensation expense principally affected the financial statements for the years 1997 through 2001, which are not presented. Because the Company had significant cumulative operating losses during that period, the understatement of compensation expense did not mask a change in earnings or other trends.

(2)	The understatement of compensation expense during the period did not have a material effect on earnings per share, affecting solely 1997, by $0.02, and 1998, by $0.01.
(3)	The understatement of compensation expense did not affect whether the Company would have reported income or loss during any period.

(4)	The understatement of compensation expense did not affect a segment or other portion of the Company’s business that has been identified as playing a significant role in the Company’s operations.
(5)	The understatement of compensation expense did not affect compliance with loan covenants or other contractual requirements during the period.
(6)
The understatement of compensation expense had the affect of increasing management’s compensation under the Company’s Incentive Compensation Plan by an estimate of $19,000 in 1997, which the Company considers insignificant.

(7)	The understatement of compensation expense was inadvertent and did not involve a concealment of an unlawful transaction.

The Company has, in accordance with the transition provisions of Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, recorded a reclassification within the equity section of the consolidated balance sheet as an increase in additional paid-in capital and an increase in accumulated deficit for the year ended December 31, 2006, of $998,000, excluding any related tax effect.  Since the Company substantially reported losses during this period, the impact to income taxes was not considered material. This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above, all of which relate to prior fiscal years.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

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

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2006, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Columbia Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Columbia Laboratories, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Columbia Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2006 consolidated financial statements of Columbia Laboratories, Inc. and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 15, 2007

Item 9 B. Other Information

In the fourth quarter of 2006 the Company reported all required disclosures on Form 8-K.

On February 5, 2007, the Company reported that its Phase III clinical trial of PROCHIEVE® 8% for the prevention of preterm birth did not achieve a statistically significant reduction in the incidence of preterm birth at week 32, the primary endpoint, or at weeks 28, 35 and 37, secondary endpoints of the study.

Of the 611 evaluable patients, 302 received placebo and 309 received PROCHIEVE 8%.  The mean gestational age at delivery was approximately 37 weeks in both the active and placebo groups following treatment, an improvement from a mean of 30 weeks in the previous preterm birth for both groups.  Over 60% of evaluable patients had a previous preterm birth at or below 32 weeks gestation; prior studies of progestins to prevent preterm birth were comprised mainly of patients with prior preterm births at 34 weeks or greater.

The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo, which was as expected given the product’s documented safety history.

The Company is conducting detailed analyses of the study data, and intends to report the results of this trial in more detail at appropriate scientific venues. Based on the study results, the Company has discontinued the development of PROCHIEVE 8% for the prevention of preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation. Prochieve 8% remains, however, a key product in the Company’s core infertility business and for pregnancy support in the first trimester.

PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2007 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2007 Annual Meeting of Shareholders. The information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

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

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49†	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50†	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51†	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
10.55	--	Description of the Registrant’s compensation and reimbursement practices for non-employee directors31/
10.56	--	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc.30/
10.57	--	Columbia Laboratories Inc. Incentive Plan32/*
10.58	--	2005 base salaries and incentive bonus targets for the Registrant’s executive officers32/*
10.59	--	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto34/
10.60	--	Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 30, 200635/*
10.61	--	Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 30, 200635/*
10.62A	--	Letter Agreement Supplement to STRIANT® Investment and Royalty Agreement dated April 14, 200636/
10.62B	--	Form of Restricted Stock Agreement37/
10.63	--	Form of Option Agreement37/
10.64	--	Description of the registrant’s compensation and reimbursement practices for non-employee directors 37/
10.65	--	None
10.66	--	Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated December 6, 200638/*
10.67	--	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 200639/
10.68†	--	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd 40/

10.69	--	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. 40/
10.70	--	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto 40/

14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company41/
23	--	Consent of Goldstein Golub Kessler LLP41/
31(i).1	--	Certification of Chief Executive Officer of the Company41/
31(i).2	--	Certification of Chief Financial Officer of the Company41/
32.1	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.41/
32.2	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.41/

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005.

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005.

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 20, 2005.

33/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

34/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006.

35/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 3, 2006.

36/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006.

37/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006.

38/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 7, 2006.

39/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006.

40/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006.

41/	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 16, 2007	By:	/s/ James A. Meer
James A. Meer, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Mills	President and Chief Executive Officer	March 16, 2007
Robert Mills	(Principal Executive Officer)

/s/ James A. Meer	Senior Vice President, Chief	March 16, 2007
James A. Meer	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Valerie Andrews	Director	March 16, 2007
Valerie Andrews

/s/ Edward A. Blechschmidt	Vice Chairman of the Board of Directors	March 16, 2007
Edward A. Blechschmidt

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 16, 2007
Stephen G. Kasnet

/s/ Selwyn P. Oskowitz	Director	March 16, 2007
Selwyn P. Oskowitz

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As disclosed in Note 5, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 15, 2007

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

CURRENT ASSETS:
Cash and cash equivalents of which $25,147,244 is	$25,270,377	$7,136,854
interest bearing as of December 31, 2006
Accounts receivable, net of allowances for	2,445,318	4,020,019
doubtful accounts of $100,000 and $50,000 in 2006 and 2005 respectively
Inventories	2,105,038	1,821,433
Prepaid expenses and other current assets	853,504	625,908
Total current assets	$30,674,237	$13,604,214

PROPERTY AND EQUIPMENT
Machinery and equipment	2,653,285	2,680,099
Computer software	444,332	442,785
Office Equipment and furniture and fixtures	645,039	660,437
	3,742,656	3,783,321
Less-accumulated depreciation and amortization	(2,978,820)	(2,780,741)
	763,836	1,002,580
INTANGIBLE ASSETS- NET	32,865,556	-
OTHER ASSETS	1,535,115	124,756

TOTAL ASSETS	$65,838,744	$14,731,550

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	2006	2005
CURRENT LIABILITIES:

Current portion of financing agreements	553,947	12,840,161
Accounts payable	3,586,770	1,905,381
Accrued expenses	3,123,092	2,329,475
Total Current Liabilities	7,263,809	17,075,017
NOTES PAYABLE - (Note 3)	25,299,135	-
DEFERRED REVENUE	4,182,648	4,058,327
LONG-TERM PORTION OF FINANCING AGREEMENTS	11,229,777	8,747,743
TOTAL LIABILITIES	47,975,369	29,881,087

COMMITMENTS AND CONTIGENCIES (Note 6)

SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2006 and 2005
(liquidation preference of $13,000 at December 31, 2006)	1	1
Series C Convertible Preferred Stock, 3,200 and 3,250 shares
issued and outstanding in 2006 and 2005 (liquidation preference of $3,200,000 and $3,250,000 in 2006 and 2005 respectively)	32	32
Series E Convertible Preferred Stock 69,000 shares
issued and outstanding in 2006 and 2005	690	690
(liquidation preference of $6,900,000)
Common Stock $.01 par value; 100,000,000 shares
authorized; 49,694,213 and 41,754,784 shares issued
in 2006 and 2005 respectively	496,942	417,548
Capital in excess of par value	221,887,945	175,340,023
Less cost of 6,000 treasury shares	(26,880)	-
Accumulated deficit	(204,694,399)	(191,084,974)
Accumulated other comprehensive income	199,044	177,143
Stockholders' equity (deficiency)	17,863,375	(15,149,537)
TOTAL LIABILITIES AND EQUITY	$65,838,744	$14,731,550

The accompanying notes to consolidated financial statements
are an integral part of these statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
REVENUES	$17,393,081	$22,040,842	$17,860,404

COST OF GOODS SOLD	7,819,843	8,111,497	7,788,601
Gross profit	9,573,238	13,929,345	10,071,803

OPERATING EXPENSES:
Selling and distribution	6,600,371	8,578,022	19,006,585
General and administrative	7,402,188	6,825,148	7,588,437
Research and development	6,596,339	5,756,856	5,448,685
Amortization of licensing right	134,444	-	-
Total operating expenses	20,733,342	21,160,026	32,043,707

Loss from operations	(11,160,104)	(7,230,681)	(21,971,904)

OTHER INCOME (EXPENSE):
Interest income	862,068	165,886	241,342
Interest expense	(2,516,113)	(2,694,041)	(2,991,136)
Loss on sale of intangible assets	-	-	(577,917)
Loss on early debt extinguishment	(280,000)	-	-
Other, net	482,428	451,700	169,991
	(1,451,617)	(2,076,455)	(3,157,720)

Net loss	$(12,611,721)	$(9,307,136)	$(25,129,624)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.27)	$(0.23)	$(0.62)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	48,088,516	41,752,422	40,984,083

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
NET LOSS	$(12,611,721)	$(9,307,136)	$(25,129,624)

Other comprehensive income (loss): Foreign curency translation, net of tax	21,901	(64,684)	50,458
Comprehensive loss	$(12,589,820)	$(9,371,820)	$(25,079,166)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	Series B Convertible		Series C Convertible		Series E Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in			Other
	Number of		Number of		Number of		Number of		Excess of	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Stock	Deficit	Income (Loss)	Total
Balance, January 1, 2004	130	$1	3,250	$32			39,679,381	$396,794	$162,146,561	$-	$(156,648,214)	$191,369	$6,086,543
Issuance of common stock	-	-	-	-			2,000,000	20,000	6,360,000		-	-	6,380,000
Warrants exercised	-	-	-	-			72,553	725	228,961				229,686
Fair market value of options
granted to non-employees	-	-	-	-			-	-	14,514		-	-	14,514
Dividends on preferred stock	-	-	-	-			-	-	(162,500)		-	-	(162,500)
Translation adjustment	-	-	-	-			-	-	-		-	50,458	50,458
Net loss	-	-	-	-			-	-	-		(25,129,624)	-	(25,129,624)
Balance, December 31, 2004	130	1	3,250	32			41,751,934	417,519	168,587,536	0	(181,777,838)	241,827	(12,530,923)
Issuance of preferred stock	-	-	-	-	69,000	$690	-	-	6,899,310		-	-	6,900,000
Options exercised	-	-	-	-			2,850	29	8,224		-	-	8,253
Fair market value of options													-
granted to non-employees	-	-	-	-			-	-	7,453		-	-	7,453
Dividends on preferred stock	-	-	-	-			-	-	(162,500)		-	-	(162,500)
Translation adjustment	-	-	-	-			-	-	-		-	(64,684)	(64,684)
Net loss	-	-	-	-			-	-	-		(9,307,136)	-	(9,307,136)
Balance, December 31, 2005	130	$1	3,250	$32	69,000	$690	41,754,784	$417,548	$175,340,023	$-	$(191,084,974)	$177,143	$(15,149,537)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Series B Convertible		Series C Convertible		Series E Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in			Other
	Number of		Number of		Number of		Number of		Excess of	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Stock	Deficit	Income (Loss)	Total
Balance, December 31, 2005	130	$1	3,250	$32	69,000	$690	41,754,784	$417,548	$175,340,023	$-	$(191,084,974)	$177,143	$(15,149,537)
Cumulative effect adjustment on stock options									997,705		(997,705)	-	-
Issuance of common stock							7,428,220	74,282	28,691,844				28,766,126
Options exercised							335,049	3,350	1,018,409				1,021,759
Share based compensation expense							161,875	1,619	1,246,830				1,248,449
Beneficial conversion & warrant value for
convertible notes									14,754,656				14,754,656
Conversion of Series C Preferred			(50)				14,285	143	(143)				-
Purchase of treasury stock										(26,880)			(26,880)
Dividends on preferred stock									(161,379)				(161,379)
Translation adjustment												21,901	21,901
Net loss											(12,611,720)		(12,611,720)
Balance, December 31, 2006	130	$1	3,200	$32	69,000	$690	49,694,213	$496,942	$221,887,945	$(26,880)	$(204,694,399)	$199,044	$17,863,375

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,611,721)	$(9,307,136)	$(25,129,624)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	395,003	287,741	379,855
Amortization of beneficial conversion features	30,344	-	-
Amortization of warrants	23,449	-	-
Provision for doubtful accounts	105,855	187,962	48,917
Provision for sales returns	1,802,868	2,431,823	3,336,339
Write-down of inventories	612,094	1,036,136	1,018,677
Share based compensation	1,248,447	-	-
Interest expense on financing agreements	2,362,691	2,538,461	2,235,777
Loss on sale of intangible assets	-	-	577,917
Loss on early extinguishment of financing agreement	280,000	-	-
Issuance of options for services	-	7,453	14,514

Changes in assets and liabilities - (Increase) decrease in: Accounts receivable	1,468,846	52,398	746,625
Inventories	(895,699)	(115,025)	(1,291,997)
Prepaid expenses and other current assets	(227,596)	529,765	1,085,247
Other assets	(1,416,416)	(3,615)	19,514

Increase (decrease) in:
Accounts payable	1,681,389	(866,726)	(34,129)
Accrued expenses	(1,009,251)	(3,213,546)	(3,231,833)
Deferred revenue	124,321	(180,733)	359,442
Net cash used in operating activities	(6,025,376)	(6,615,042)	(19,864,759)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(15,757)	$(83,367)	$(582,367)
Acquisition of intangibles	(33,000,000)	-	300,000
Net cash used in investing activities	(33,015,757)	(83,367)	(282,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	-	6,900,000	-
Net proceeds from issuance of common stock	28,766,126	-	6,380,000
Proceeds from issuance of subordinated convertible notes	39,999,998	-	-
Payment of note payable	-	(10,000,000)	-
Proceeds from exercise of options	1,021,759	8,253	229,686
Proceeds from financing agreements	-	-	3,000,000
Payment for purchase of treasury stock	(26,880)	-	-
Payment pursuant to financing agreements	(12,446,870)	(2,627,483)	(534,412)
Dividends paid	(161,379)	(162,500)	(162,500)
Net cash provided by financing activities	57,152,754	(5,881,730)	8,912,774

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,901	(64,598)	50,426

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,133,532	(12,644,737)	(11,183,926)

CASH AND CASH EQUIVALENTS, Beginning of year	7,136,854	19,781,591	30,965,517

CASH AND CASH EQUIVALENTS, End of year	$25,270,377	$7,136,854	$19,781,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$356,250	$712,500

Taxes paid	$49,492	$6,800	$110,700

Accrual of financing costs	$1,275,000	$-	$-

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company is primarily dedicated to research, development, and commercialization of women’s healthcare and endocrinology products, including those that treat and are intended to treat infertility, endometriosis, dysmenorrhea and hormonal deficiencies. The Company has also developed a buccal delivery system for peptides. The Company’s products primarily utilize its patented Bioadhesive Delivery System technology.

Principles of Consolidation-

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassification of Prior year Amounts:

Prior year financial statements have been reclassified to conform to the 2006 presentation. In 2004, sales credits totaling $1,619,329 are now reflected as decreases to both accounts receivable and accrued expenses. In particular, the 2004 Statement of Cash Flow reflects the following changes. The previously reported increase in accounts receivable of $872,704 has been changed to a decrease of $746,625 (a net decrease of $1,619,329) and the previously reported decrease in accrued expenses of $1,612,504 has been changed to a decrease of $3,231,833 (also a net decrease of $1,619,329). Net cash used in operating activities remains unchanged from the previously reported amount.

Liquidity-

As shown in the financial statements, the Company has had recurring losses from operations. Management believes the approximately $25.3 million of cash on hand at December 31, 2006 will allow the company to sustain its operations.

Accounting Estimates-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to sales return allowances. Actual results could differ from those estimates in the near term.

Foreign Currency-

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of stockholders' equity. Transaction gains and losses are reflected in the Statements of Operations.

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

Fair Value of Financial Instruments-

The estimated fair value of the convertible subordinated notes payable, beneficial conversion feature, and detachable warrants amounted to approximately $54,754,656. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable, the application of the Black Scholes method to the warrants and the intrinsic value of the beneficial conversion feature.

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2006	2005
Finished goods	$1,305,872	$1,165,413
Raw materials	799,166	656,020
	$2,105,038	$1,821,433

Shipping costs are included in selling and distribution expenses and amounted to approximately $39,000, $39,000 and $67,000 in 2006, 2005, and 2004, respectively.

Property and Equipment-

Property and equipment is stated at cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

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

Depreciation expense amounted to approximately $250,000, $288,000 and $337,000 in 2006, 2005, and 2004, respectively.

Concentration of Risk-

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 9 for customer concentrations.

The Company depends on one supplier for a key ingredient used in its products.

Intangible Assets-

On March 16, 2000, the Company acquired the U.S. rights for the product Advantage-S®. These U.S. rights were sold on June 29, 2004 at a loss of $577,917 on the sale. On December 22, 2006, the Company acquired the US rights of CRINONE®. The cost of the acquisition was $33,000,000 in cash and is being amortized over a 6.75-year period.

Amortization expense amounted to $134,444, $0 and $42,500 in 2006, 2005 and 2004, respectively.

Long-lived Assets-

Following the acquisition of any long-lived assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the long-lived asset may warrant revision or that the remaining balance of the long-lived asset may not be recoverable. When factors indicate that a long-lived asset may be impaired, the Company uses an estimate of the underlying product's future cash flows, including amounts to be received over the remaining life of the long-lived asset from license fees, royalty income, and related revenue, in measuring whether the long-lived asset is recoverable. Unrecoverable amounts are charged to operations.

Accrued Expenses-

Accrued expenses consist of the following:

	2006	2005
Sales returns	$1,240,234	$745,882
Salaries	752,022	684,286
Royalties	216,411	369,303
Interest	88,889	-
Professional fees	594,166	284,914
Other	231,370	245,090
	$3,123,092	$2,329,475

Income Taxes-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2006	2005	2004
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in valuation allowance	34.0	34.0	34.0
Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2006, the Company has U.S. tax net operating loss carryforwards of approximately $131 million which expire through 2025. The Company also has unused tax credits of approximately $1.9 million which expire at various dates through 2025. Utilization of net operating loss carry forward may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2006 and 2005, other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $48 million and $45 million, respectively (comprised primarily of a net operating loss carryforward), for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets is not determinable.

Revenue Recognition-

Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues on sales of products by Columbia are discussed in detail below. Royalties and additional monies owed to the Company based on sales by our licensees are recorded as revenue as those sales are made by the licensees. License fees not based on sales are recognized as revenues over the term of the license.

Sales Return Reserves-

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. Our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. We also continually analyze the reserve for future sales returns and increase such reserve if deemed appropriate. The greatest potential for uncertainty in estimating returns is the estimation of future prescriptions. Prescriptions are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods then the current reserve will be inadequate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market intelligence to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its largest wholesale customer. This information includes for each of the Company’ products, the quantity on hand, the number of days of inventory on hand, and a 28 day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company also assumes that our customers will not ship product that has an expiration date less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	2006	2005	2004

Balance at beginning of year	$745,882	$1,992,010	$275,000

Provision:
Related to current year sales	210,276	272,913	216,195
Related to prior years’ sales	1,592,592	2,158,910	3,120,144
	1,802,868	2,431,823	3,336,339

Returns:
Related to current year sales	(46,825)	(67,928)	-
Related to prior years’ sales	(1,261,690)	(3,610,023)	(1,619,329)
	(1,308,515)	(3,677,951)	(1,619,329)

Balance at end of year	$1,240,235	$745,882	$1,992,010

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods, then the current reserve will be inadequate.

In the 2006 fourth quarter, Columbia Laboratories purchased the US rights to CRINONE® for $33 million. As part of the transaction, the Company repurchased inventory and reversed sales of $0.6 Million in the fourth quarter.

Sales returns provisions for the year 2006 was $1.8 million including $1.1 million in the fourth quarter. One customer returned approximately $0.5 million of product due to short dating. In addition, the Company increased its reserve by $0.4 million. The $1.8 million charge for 2006 is lower than 2005 and 2004 which were significantly affected by the launch activities and the uncertainty in estimating the returns with a launch. The Company carried out a plan in 2006 to bring inventory levels in distribution channels to demand levels and expects overall return experience to drop.

The second quarter 2005 change in estimate, amounting to approximately $1.6 million, occurred as a result of the adoption by a wholesale customer of a policy to stop selling our products to retail establishments six months prior to the expiration date on the packaging. This policy was adopted notwithstanding the fact that retail pharmacies tend not to maintain large supplies of our products in their inventory, order on an ‘as needed’ basis, and turn their inventory over rapidly. Also the Company’s products are normally used up by the patient within a 30-day period after a prescription is presented. As discussed above, we have revised our estimating procedure to include this shortened period of saleability.

The fourth quarter 2004 change in estimate of approximately $3.0 million was principally related to the failure of a major customer to sell product on a first-in, first-out (“FIFO”) basis by lot expiration date. The Company’s estimate for its reserve for sales returns always assumed that our customers maintained their inventory on a FIFO basis. Based on discussions with this customer, we discovered that it had ordered product in 2004 and was selling product from these recent purchases rather than product it had purchased in prior years which was still salable. The older inventory had been taken out of current inventory and ‘morgued’ to be shipped back at customer expense when the product approached expiration. We now have ongoing conversations with this customer, as well as other customers, and receive assurances that they fill orders on a FIFO basis. The Company now also purchases information about inventory levels from this same customer.

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

Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $1,313,000 in 2006, $1,491,000 in 2005 and $4,576,000 in 2004, and is included in selling and distribution expense.

Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Loss per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential Common Stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 9,554,307, 6,678,725 and 6,204,400 at December 31, 2006, 2005 and 2004, respectively.

Statements of Cash Flows-

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Share-based Compensation-

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 at the same time it adopted SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the recognition of expense relative to existing, unvested awards from January 1, 2006. The Company’s Consolidated Financial Statements, as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). Employee stock-based compensation expense for the year ended December 31, 2006, was $1,065,383 which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 (except as disclosed in Note 5) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the year ended December 31, 2006 included compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line single-option method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will be recognized using the straight line single-option approach, and compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line single-option method. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

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

In September 2006, the Securities and Exchange Commission (‘SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of December 31, 2006 (see Note 5 for further disclosure).

In December 2006, FASB issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have in our consolidated results of operations and financial position.

(2) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement, except for South Africa, with American Home Products Corporation (“Wyeth”) under which its Wyeth-Ayerst Laboratories division marketed CRINONE®. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On July 2, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). The Company supplies CRINONE to Merck Serono under the same terms as in the agreement with Wyeth. In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE®” to obstetricians, gynecologists and all other physicians in the United States that were not on Merck Serono’s target list of fertility specialists. Under this agreement the Company paid a 30% royalty to Merck Serono based on net sales of the product and an additional royalty of 40% of PROCHIEVE’s net sales to the infertility specialist market. The Company paid approximately $1,365,000, $699,000 and $864,000 to Merck Serono in accordance with this agreement for the years 2006, 2005 and 2004, respectively. In December 2006, the Company acquired the U.S. marketing rights to CRINONE from Merck Serono. The Company continues to supply CRINONE to Merck Serono for all ex-U.S. requirements.

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

Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens®, to Lil’ Drug Store for a total of $4.5 million cash. The purchaser agreed to pay future royalties of up to $2 million equal to 10% of future U.S. sales of Replens. The royalties were fully paid in October 2005. Additionally, effective May 5, 2000, the Company licensed its Legatrin® PM brand to the aforementioned purchaser. Under the terms of this agreement, the Company receives license fees equal to 20% of the licensee’s net sales of Legatrin PM. This agreement had a five-year term with provisions for renewal and contains an option that allows the licensee to acquire this brand from the Company; the license for Advanced Formula Legatrin PM renewed automatically to May 2010.

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. On March 5, 2003, the Company and Quintiles announced an agreement to commercialize STRIANT® in the United States. Under the terms of this agreement, Innovex, provided a dedicated team of approximately 75 sales representatives for two-and-a-half years. In January 2004, the Company and Innovex restructured the sales force. The restructured sales force was comprised of nine Company district managers as well as 80 sales representatives divided evenly between the Company and Innovex. In February 2005, the Company and Innovex reduced the sales force to 28 individuals, which included 23 sales representatives divided evenly between the Company and Innovex. The Company took responsibility for all sales force support. Columbia hired the remaining Innovex sales representatives as Columbia employees on November 1, 2005.

On October 16, 2002, the Company and Ardana Bioscience, Ltd. (“Ardana”) entered into a license and supply agreement for STRIANT in 18 European countries (excluding Italy). Under the terms of the agreement, Ardana markets, distributes and sells STRIANT. In exchange for the license, the Company will receive total payments of approximately $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Initial regulatory approval of the U.K. application, received in the first quarter of 2004, was the basis for mutual recognition applications filed in the rest of Europe. Additional milestone payments totaling $2 million (of which $800,000, $400,000 and $800,000 was received in 2006, 2005 and 2004, respectively) are due upon marketing approvals in major European countries included in the agreement. Additionally, a performance payment of $2 million is due upon achievement of a certain level of sales. Ardana is obligated to purchase its requirements of product from the Company during the term of the agreement. The agreement shall continue for a period of the later of 10 years from the first commercial sale of the finished product by Ardana or the date of expiration or lapse of the last to expire or lapse Company’s patent rights in the territory, determined on a country by country basis. The Company is recognizing the license revenue on this agreement over a 132 month period and accordingly has recognized revenue of $636,285, $541,307 and $478,603 in 2006, 2005 and 2004, respectively. The remaining $3,891,984 is shown as deferred revenue in the accompanying consolidated balance sheets.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT® in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. We received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. The Company is recognizing the license revenue on this agreement over a 132 month period and accordingly has recognized revenue of $41,574, $41,573 and $38,003 in 2006, 2005 and 2004, respectively. The remaining 290,664 is shown as deferred revenue in the accompanying consolidated balance sheets.

In June 2004, the Company sold the worldwide rights to its over-the-counter products Advantage-S® Contraceptive Gel and RepHresh® Vaginal Gel and the foreign rights to Replens® Vaginal Moisturizer to Lil’ Drug Store. The Company also sold its existing finished goods inventory of these products to Lil’ Drug Store. Additionally, the companies executed a five year supply agreement and a two and one-half year agreement for the Company’s sales force to promote these products to obstetricians and gynecologists in the United States. Upon closing, the Company received payments amounting to $832,000, which were paid in 2004, from the sale of the rights and inventory. In June 2004, the Company recorded a loss of $577,917 on the loss of the sale of the intangibles assets associated with the products. The professional services agreement expired in December 2006. The production and sale of Advantage-S was discontinued during 2006. The Company continues to receive revenues from the manufacture and sale of RepHresh and Replens to Lil’ Drug Store and royalties on sales of these products manufactured by third parties.

(3) NOTE PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the PharmaBio financing agreements (see Note 4) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants become exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE® for $33,000,000 and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds will be used to pay other costs related to the transaction and for general corporate purposes.

We recorded original issue discounts of $6,272,566 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 million have been recorded as a discount to the notes. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the year ended December 31, 2006, $53,793 of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $14,700,863 have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of December 31, 2006.

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note was subordinate to other senior securities of the Company and bore interest at 7.125% which was payable semiannually on March 15 and September 15. The note was paid in full on March 15, 2005.

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development (“PharmaBio”), agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts, and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $791,529, $703,522 and $625,295 were recorded as interest expense for the years 2006, 2005 and 2004, respectively. The agreement called for a true-up payment, if by February 28, 2005, the Company had not made $2,750,000 in royalty payments to PharmaBio. The amounts paid to PharmaBio were $548,464 for 2006, $2,290,662 (which included the $1,891,944 true-up) for 2005 and $423,137 for 2004.

In an agreement dated March 5, 2003 (the “STRIANT® Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 10.67%. $1,571,162, $1,834,939, and $1,610,482 were recorded as interest expense in 2006, 2005, and 2004 respectively. The STRIANT Agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio will be deemed (solely for purposes of the STRIANT Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the STRIANT Agreement, including the Early Payment, exceed $13 million, the Company will be entitled to have such excess reimbursed. Although the Company paid and recorded approximately $415,000 less in interest expense during 2006 due to this early payment, for accounting purposes, the payment resulted in a non cash loss of approximately $280,000 during the second quarter of 2006. Including the Early Payment, the Company has paid PharmaBio $13,000,000 through 2006.

Liabilities from financing agreements consist of the following:

	December31
	2006	2005
July 31, 2002 financing agreement	$3,485,672	$3,242,607
March 5, 2003 financing agreement	8,298,052	18,345,297
	11,783,724	21,587,904
Less: current portion	553,947	12,840,161
	$11,229,777	$8,747,743

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

In June 2003, 1,000 shares of the Series B Preferred Stock were converted into 20,570 shares of the Common Stock.

In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, sold to 24 accredited investors, has a stated value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of Series C Preferred Stock was converted into 142,857 Common Shares, and in 2006, 50 shares of Series C Preferred Stock was converted into 14,285 Common Shares.

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

In March 2006, the Company issued 7,428,220 shares of its Common Stock to a group of new and existing investors, which resulted in the Company receiving $28,766,126 after expenses.

Warrants-

As of December 31, 2006, the Company had warrants outstanding for the purchase of 4,867,755 shares of Common Stock. Information on outstanding warrants is as follows:

Exercise Price	Warrants
$4.81	200,000
5.39	1,857,041
5.50	2,285,714
5.85	100,000
7.50	75,000
8.35	350,000
4,867,755

During 2001, a warrant to purchase 350,000 shares of Common Stock at an exercise price of $8.35 was issued pursuant to an employment agreement with the Company’s then President and Chief Executive Officer. Also in 2001, a warrant to purchase 100,000 shares of Common Stock at an exercise price of $5.85 per share were issued to an officer and director of the Company.

During 2006, warrants to purchase 1,857,041 shares of the Company’s Common Stock at an exercise price of $5.39 per share were issued to investors in the March 2006 financing which by their terms expire March 11, 2011. Also in 2006, warrants to purchase 2,285,714 shares of the Company’s Common Stock at an exercise price of $5.50 per share were issued to investors in the December 2006 financing and by their terms expire on December 22, 2011.

No warrants were exercised in 2006.

As of December 31, 2006, 2,582,041 warrants were exercisable. On June 20, 2007, 2,285,714 warrants shall become exercisable by their holders.

Stock- based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options and other stock-based awards based on estimated fair values.

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on the Company’s Consolidated Statements of Operations for the three and twelve months ended December 31, 2006 and 2005:

	Twelve Months Ended
	December 31,
	2006	2005
Employee stock-based compensation in:
Cost of revenue	$82,720	$-

Selling and distribution	87,032	-
General and administrative	733,695	-
Research and development	161,936	-
Total employee stock-based compensation
in operating expenses	982,663	-

Total employee stock-based compensation	$1,065,383	$-

No tax benefit has been recognized due to net losses during the periods presented. In 2006, the Company took a charge of $181,000 for extending the term of vested stock options for one of its former officers.

The table below reflects net loss and net loss per share for the twelve months ended December 31, 2006, compared with the pro forma information for the twelve months ended December 31, 2005 and December 2004 reflecting the impact of stock-based compensation as if accounted for under SFAS 123(R):

	2006	2005 (pro forma)	2004 (pro forma)
Net loss, before stock-based compensation
for employees, prior period	$(12,611,721)	$(9,307,136)	$(25,129,624)
Less: Stock-based employee compensation included
in the determination of net loss as reported	1,065,383
Add: Stock-based compensation expense for
employees determined under fair-value based method	(1,065,383)	(1,609,735)	(2,101,241)
Net loss, after effect of stock-based compensation
for employees	$(12,611,721)	$(10,916,871)	$(27,230,865)

Net loss per share:
Basic and diluted - as reported in prior year	$(0.27)	$(0.23)	$(0.62)
Basic and diluted - after effect of stock-based
compensation for employees	$(0.27)	$(0.27)	$(0.67)

As of December 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $1,753,485 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 44 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.

The assumptions used to value options granted are as follows:

	2006	2005	2004
Risk free interest rate	4.87%	4.03%	3.01%
Expected term	4.84 years	6.67 years	4.95 years
Dividend yield	0.0	0.0	0.0
Expected volatility	72.42%	81.90%	86.37%

The Company estimated the volatility of its stock based on expected volatility of the Company’s stock which includes consideration of historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

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

Stock Option Plans-

All employees, officers, directors and consultants of the Company or any subsidiary were eligible to participate in the Columbia Laboratories, Inc. 1988 Stock Option Plan, as amended (the "Plan"). Under the Plan, a total of 5,000,000 shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to this Plan and, in 2006, the remaining outstanding options expired.

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

A summary of the status of the Company’s two stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,960,525	$7.79	5,479,400	$8.73	6,087,050	$8.57
Granted	434,900	4.29	976,680	2.56	852,400	4.51
Exercised	(335,049)	3.05	(2,850)	2.90	-	-
Forfeited	(1,373,824)	6.27	(492,705)	7.89	(1,460,050)	5.60
Outstanding at end of year	4,686,552	8.57	5,960,525	7.79	5,479,400	8.73
Options exercisable at year end	3,782,060		4,645,938		4,141,314

The weighted average grant date fair values of options granted in 2006, 2005 and 2004 was $4.29, $2.56 and $4.51 per share respectively

The following table summarizes the range of exercise prices and the weighted average prices for options outstanding, options exercisable and unvested options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	12/31/06	Life (Years)	Price	12/31/06	Price
$1.91 - $3.83	1,101,002	6.27	$2.81	729,584	$2.96
$4.05 - $7.90	1,464,050	5.95	5.17	938,476	5.57
$8.25 - $11.87	1,031,500	1.59	11.08	1,024,000	11.09
$14.00 - $18.66	1,090,000	-	15.22	1,090,000	15.22
$1.91 - $18.66	4,686,552	3.72	8.25	3,782,060	9.34

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $3,185,561 and $1,833,795, respectively.

During 2006, cash received from the exercise of options was $1,021,759.

A summary of the status of the Company’s unnvested stock options for the year 2006 is presented below:

	2006
	Number of shares	Weighted average exercise price per share
Unvested shares at beginning of period	1,314,587	$3.45
Options granted	434,900	$4.29
Options vested	(445,036)	$3.32
Options forfeited	(397,959)	$4.03
Unvested shares at December 31, 2006	906,492	$3.72

Restricted stock grants consist of the Company’s Common Stock. The Board has set a two or four year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s Common Stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for 2006 is as follows:

	2006
	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	-	$-
Granted	167,875	$4.48
Vested	(15,000)	$4.34
Forfeited	(6,000)	$4.34
Unvested at December 31, 2006	146,875	$4.49

LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and potential common share is as follows:

	2006	2005	2004

Net loss	$(12,611,721)	$(9,307,136)	$(25,129,624)
Less: Preferred stock dividends	(161,379)	(162,500)	(162,500)
Net loss applicable to common stock	$(12,773,100)	$(9,469,636)	$(25,292,124)

Basic and diluted Weighted-average number of common shares outstanding	48,088,516	41,752,422	40,984,083

Basic and diluted net loss per common share	$(0.27)	$(0.23)	$(0.62)

Adjustments for Stock-Based Compensation on Prior Year Financial Statements

As of January 1, 2006, the Company adopted FAS 123R, using the modified prospective transition method. FAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including stock options and other stock-based awards based on estimated fair values. Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of APB 25. Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the Company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares that an individual employee was entitled to receive and the option price, if any, were known.

As disclosed in the Company’s September 30, 2006 10-Q filing, the Company’s Audit Committee initiated a review in the second half of 2006 of the Company’s stock option granting practices from October 1996 to the present. The review was initiated independently by the Committee in light of the recent heightened scrutiny regarding this topic. The review did not reveal any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” options. However, with respect to fiscal years 1996-2001, the review identified certain instances where the granting of options was not consistent with the Company’s practice of establishing the exercise price at the closing price on the day before the date of grant. Instead, in some cases the exercise price was established as the closing price on the date of grant. The review also identified that, during this period, certain grants of stock options were approved by the Compensation Committee by means of unanimous written consents in lieu of a meeting, in which the date the unanimous written consent was finalized (which becomes the measurement date for accounting purposes) is subject to uncertainties. In such cases, the Company has determined, where possible, the measurement date for the unanimous consent options as the date on which the Company’s records best indicate the unanimous consent to be executed. If such date cannot be determined, then the Company used the date of mailing of an executed option contract, if the option contract was dated “as of” the option grant date, or the date upon which the option contract was actually executed.

In January 2002 the Company changed its practice for determining the exercise price of options to the average of the high and low reported sales prices of the Company’s common stock on the date of grant and consistently applied that practice from that time to the present. We have concluded that, since January 2002, all option grants have been in accordance with the terms of the Company’s 1996 Long-term Performance Plan and have been appropriately accounted for in the Company’s financial statements.

Upon completion of its review, the Company concluded that an additional stock-based compensation in the aggregate of $998,000 should be recorded to reflect additional stock-based compensation expense under APB 25, the accounting method in effect at the time, relating to the company’s historical stock option practices. The majority of such amount is attributable to options granted in 1997, with related compensation expense allocable to the years ended December 31, 1997 and 1998.

In determining the appropriate method to account for the understatement of compensation expense, the Company had considered SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and does not believe the understatement of compensation expense meets the quantitative or qualitative considerations of materiality under SAB No. 99 for the following reasons:

(1)
The compensation expense principally affected the financial statements for the years 1997 through 2001, which are not presented. Because the Company had significant cumulative operating losses during that period, the understatement of compensation expense did not mask a change in earnings or other trends.

(2)	The understatement of compensation expense during the period did not have a material effect on earnings per share, affecting solely 1997, by $0.02, and 1998, by $0.01.
(3)	The understatement of compensation expense did not affect whether the Company would have reported income or loss during any period.
(4)	The understatement of compensation expense did not affect a segment or other portion of the Company’s business that has been identified as playing a significant role in the Company’s operations.
(5)	The understatement of compensation expense did not affect compliance with loan covenants or other contractual requirements during the period.
(6)
The understatement of compensation expense had the affect of increasing management’s compensation under the Company’s Incentive Compensation Plan by an estimate of $19,000 in 1997, which the Company considers insignificant.

(7)	The understatement of compensation expense was inadvertent and did not involve a concealment of an unlawful transaction.

The Company has, in accordance with the transition provisions of Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, recorded a reclassification within the equity section of the consolidated balance sheet as an increase in additional paid-in capital and an increase in accumulated deficit for the year ended December 31, 2006, of $998,000, excluding any related tax effect.  Since the Company substantially reported losses during this period, the impact to income taxes was not considered material. This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above, all of which relate to prior fiscal years.

(6) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space, office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2006, 2005, and 2004 totaled $223,122, $265,620, and $355,055, respectively. Future minimum lease payments as of December 31, 2006 are as follows:

2007	$141,671
2008	12,500
2009	12,500
2010	10,611
$177,282

Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics, Inc. which consisted of the patents underlying the Company's Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. receives a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments are payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. In addition, beginning in March 1995, the Company agreed to prepay a portion of the remaining royalty obligation if certain conditions are met. The Company may not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Royalty expense under this agreement amounted to $245,416, $405,798 and $339,706 in 2006, 2005 and 2004, respectively.

Geographic Area of Operations-

Included in the Company’s Consolidated Balance sheet at December 31, 2006 and 2005 are the net assets of the Company’s subsidiaries located in Bermuda, France and the United Kingdom that total approximately $5.2 million and $9.3 million, respectively.

Employment Agreements-

In March 2006, the Company entered into a two-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $340,000 per year plus a target 50% bonus. Additionally, the employee was granted 40,000 shares of restricted Company Common Stock.

In March 2006, the Company entered into a two-year employment agreement with an individual to serve as Senior Vice President, General Counsel and Secretary of the Company. Pursuant to his employment agreement, the employee is entitled to a base salary of $279,500 per year plus a target 40% bonus. In addition, the employee was granted 30,000 shares of restricted Company Common Stock.

In December 2006, the Company entered into an employment agreement with an individual to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company through March 31, 2008. Pursuant to his employment agreement, the employee is entitled to a base salary of $260,000 per year plus a target 35% bonus. Additionally, the employee was granted options to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $4.285 per share. The options vest ratably over a four-year period. In addition, the employee was granted 10,000 shares of restricted Company Common Stock.

Legal Proceedings-

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

(7) GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:

Geographic Information-

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The following table shows selected information by geographic area:

	Revenues	(Loss) profit from Operations	Identifiable Assets
As of and for the year ended December 31, 2006-

United States	$7,950,735	$(14,827,488)	$60,632,896
Europe	9,442,346	3,668,600	5,205,848
	$17,393,081	$(11,158,888)	$65,838,744

As of and for the year ended December 31, 2005-

United States	$10,970,046	$(12,528,650)	$5,426,684
Europe	11,070,796	5,297,969	9,304,866
	$22,040,842	$(7,230,681)	$14,731,550

As of and for the year ended December 31, 2004-

United States	$11,236,330	$(22,733,040)	$14,207,833
Europe	6,624,074	761,136	15,060,535
	$17,860,404	$(21,971,904)	$29,268,368

 Customer Concentration-

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:

	2006	2005	2004

Ares-Serono	$8,234,198	$9,765,387	$8,512,147
Lil' Drug Store Products, Inc.	4,637,928	6,906,358	3,565,760
Cardinal Healthcare	2,060,152	1,773,811	1,419,962
McKesson	1,892,728	1,620,188	1,218,438
All others (none over 5%)	568,075	1,975,098	3,144,097

	$17,393,081	$22,040,842	$17,860,404

Revenues from sales of CRINONE® to Merck Serono S.A.were $6.7 million in 2006, compared to $8.1 million in 2005 and $7.2 million in 2004. The 2006 figure reflects the reduction in sales of approximately $0.6 million relating to the reversal of sales previously recorded in 2006 upon repurchase of Serono’s U.S. CRINONE product inventory.

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$3,633,732	$4,658,872	$4,082,541	$1,573,812	$13,948,957
Fee income and other income	911,645	864,241	863,846	804,392	3,444,124
Gross profit	2,667,109	3,219,374	2,772,406	914,349	9,573,238
Loss from operations	(2,147,137)	(1,925,036)	(2,266,429)	(4,820,286)	(11,158,888)
Net loss	(2,746,322)	(2,477,595)	(2,557,397))	(4,830,407)	(12,611,721)
Basic and diluted loss per common share	(0.06)	(0.05)	(0.05)	(0.10)	(0.27)

2005
Net sales	$3,354,172	$5,320,388	$5,504,230	$4,051,218	$18,230,008
Fee income and other income	926,405	1,013,457	1,029,712	841,260	3,810,834
Gross profit	2,463,572	4,088,410	4,143,828	3,233,535	13,929,345
Loss from operations	(3,553,014)	(958,944)	(649,653)	(2,069,070)	(7,230,681)
Net loss	(4,214,707)	(1,590,036)	(1,281,942)	(2,220,451)	(9,307,136)
Basic and diluted loss per common share	(0.10)	(0.04)	(0.03)	(0.05)	(0.23)

2005 second quarter net sales reflect a provision for product returns amounting to $1.6 million.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Registered Accounting Firm	F-33

Schedule II-Valuation and Qualifying Accounts	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Columbia Laboratories, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2006 included in this Form 10-K and have issued our report thereon dated March 15, 2007. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 15, 2007

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

Description	Balance at beginning of year	Charged to (credited to) costs and expenses	Deductions (A)	Balance at end of year

YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$50,000	$105,855	$55,855	$100,000

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$86,114	$187,962	$224,076	$50,000

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$120,000	$48,917	$82,803	$86,114

(A) Deductions represent the write-off of uncollectible accounts

EXHIBIT INDEX

Exhibit Numbers

3.1	--	Restated Certificate of Incorporation of the Company, as amended33/
3.2	--	Amended and Restated By-laws of Company10/
4.1	--	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 199910/
4.2	--	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.3	--	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P.10/
4.4	--	Securities Purchase Agreement, dated as of February 1, 1999, between the Company and Windsor Partners, L.P.10/
4.5	--	Registration Rights Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto10/
4.6	--	Form of Warrant to Purchase Common Stock10/
4.7	--	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999
4.8	--	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State30/
10.1	--	Employment Agreement dated as of January 1, 1996, between the Company and Norman M. Meier6/*
10.2	--	Employment Agreement dated as of January 1, 1996, between the Company and William J. Bologna6/*
10.3	--	1988 Stock Option Plan, as amended, of the Company4/
10.4	--	1996 Long-term Performance Plan, as amended, of the Company7/
10.5	--	License and Supply Agreement between Warner-Lambert Company and the Company dated December 5, 19913/
10.6	--	Asset Purchase, License and Option Agreement, dated November 22, 19891/
10.7	--	Employment Agreement dated as of April 15, 1997, between the Company and Nicholas A. Buoniconti8/*
10.8	--	License and Supply Agreement for CRINONE® between Columbia Laboratories, Inc. (Bermuda) Ltd. and American Home Products dated as of May 21, 19955/
10.9	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Norman M. Meier8/*
10.10	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and William J. Bologna8/*
10.11	--	Addendum to Employment Agreement dated as of September 1, 1997, between the Company and Nicholas A. Buoniconti8/*
10.12	--
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

10.46	--	Form of Indemnification Agreement for Officers and Directors25/
10.47	--	Form of Executive Change of Control Severance Agreement25/
10.48	--	Employment Agreement dated as of March 16, 2004 between the Company and G. Frederick Wilkinson 26/*
10.49†	--	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.50†	--	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.51†	--	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 27/
10.52	--	Letter Agreement and General Release of Claims, effective as of December 31, 2004, between Columbia Laboratories, Inc. and James J. Apostolakis 28/
10.53	--	Employment Agreement dated as of February 25, 2005 between the Company and Robert S. Mills 29/*
10.54	--	Columbia Laboratories Inc. Incentive Plan, 200429/*
10.55	--	Description of the Registrant’s compensation and reimbursement practices for non-employee directors31/
10.56	--	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc.30/
10.57	--	Columbia Laboratories Inc. Incentive Plan32/*
10.58	--	2005 base salaries and incentive bonus targets for the Registrant’s executive officers32/*
10.59	--	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto34/
10.60	--	Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 30, 200635/*
10.61	--	Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 30, 200635/*
10.62A	--	Letter Agreement Supplement to STRIANT® Investment and Royalty Agreement dated April 14, 200636/

10.62B	--	Form of Restricted Stock Agreement37/
10.63	--	Form of Option Agreement37/
10.64	--	Description of the registrant’s compensation and reimbursement practices for non-employee directors 37/
10.65	--	None
10.66	--	Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated December 6, 200638/*
10.67	--	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 200639/
10.68†	--	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd 40/
10.69	--	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. 40/
10.70	--	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto 40/
14	--	Code of Ethics of the Company25/
21	--	Subsidiaries of the Company41/
23	--	Consent of Goldstein Golub Kessler LLP41/
31(i).1	--	Certification of Chief Executive Officer of the Company41/
31(i).2	--	Certification of Chief Financial Officer of the Company41/
32.1	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.41/
32.2	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.41/
*		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

†		Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/		Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990.

2/		Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

3/		Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 2, 1992.

4/		Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

5/		Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-60123) declared effective August 28, 1995.

6/		Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

7/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000.

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

12/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

13/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2001.

15/	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-38230) declared effective May 7, 2001.

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2001.

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 10, 2001.

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 23, 2001.

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002.

20/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

22/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2003.

23/	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q dated August 14, 2003.

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 1, 2003.

25/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

26/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated May 10, 2004.

27/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004.

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 3, 2005.

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 1, 2005.

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005.

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 11, 2005.

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 20, 2005.

33/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

34/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006.

35/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 3, 2006.

36/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006.

37/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006.

38/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 7, 2006.

39/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006.

40/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006.

41/	Filed herewith