Form 10-K/A
period 2006-12-31
COLUMBIA LABORATORIES INC
filed 2007-03-28
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______________

Commission File number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 994-3999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	NASDAQ Global Market
(Title of each class)	(Name of exchange on which registered)

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

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the United States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 9, 2007.

EXPLANATORY NOTE

Columbia Laboratories, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 solely for the purpose of adding the section entitled “Performance of Company Stock” to the end of Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which was inadvertently omitted from the original filing. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K for the year ended December 31, 2006 is amended by this Amendment No. 1 on Form 10-K/A. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

Performance of Company Stock

Comparison of Five-Year Cumulative Total Return*
Columbia Laboratories, Inc., Russell 2000 Index and Value Line Drug Index
(Performance Results through 12/31/06)

The graph below shows the five-year cumulative total stockholder return assuming the investment of $100 at the close of trading on December 31, 2001 (and the reinvestment of dividends thereafter) in Columbia Laboratories, Inc. Common Stock, the Russell 2000 Stock Index and Columbia's Peer Group (Value Line Drugs Index) (1).

(1)
The total return for each of the Company's Common Stock, the Russell 2000 Index and the pharmaceutical companies assumes reinvestment of dividends, although dividends have not been declared on the Company's Common Stock.

Source: Value Line, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 28, 2007	By:	/s/ James A. Meer
James A. Meer, Senior Vice President