Form 10-Q
period 2007-03-31
COLUMBIA LABORATORIES INC
filed 2007-05-09
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

☐ Yes     ☒ No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 4, 2007: 51,341,361

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and cash equivalents	$20,269,847	$25,270,377
Accounts receivable, net	5,015,715	2,445,318
Inventories	2,456,656	2,105,038
Prepaid expenses and other current assets	609,858	853,504
Total current assets	28,352,076	30,674,237

Property and equipment, net	710,632	763,836
Intangible Assets, net	31,643,335	32,865,556
Other Assets	1,677,058	1,535,115
TOTAL ASSETS	$62,383,101	$65,838,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of financing agreements	$3,745,244	$553,947
Accounts payable	3,258,341	3,586,770
Accrued expenses	2,050,793	3,123,092
Total Current Liabilities	9,054,378	7,263,809
Notes Payable	25,837,064	25,299,135
Deferred revenue	4,119,368	4,182,648
Long-term portion of financing agreements	8,644,667	11,229,777
TOTAL LIABILITIES	47,655,477	47,975,369

Stockholders' equity
Preferred Stock, $0.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2007 and 2006	1	1
Series C Convertible Preferred Stock, 1,400 and 3,200 shares
issued and outstanding in 2007 and 2006	14	32
Series E Convertible Preferred Stock, 69,000 shares
issued and outstanding in 2007 and 2006	690	690
Common Stock, $0.01 par value; 100,000,000
authorized; 51,188,863 and 49,694,213 shares issued
in 2007 and 2006 respectively	511,889	496,942
Capital in excess of par value	222,465,977	221,887,945
Less cost of 6,000 treasury shares	(26,880)	(26,880)
Accumulated deficit	(208,423,564)	(204,694,399)
Accumulated other comprehensive income	199,497	199,044
TOTAL STOCKHOLDERS' EQUITY	14,727,624	17,863,375
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY	$62,383,101	$65,838,744

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

NET REVENUES	$6,684,620	$4,545,377

COST OF REVENUES	2,072,187	1,878,268
Gross profit	4,612,433	2,667,109

OPERATING EXPENSES:
Selling and distribution	1,897,282	1,499,979
General and administrative	1,984,525	1,588,866
Research and development	1,350,901	1,726,617
Amortization of licensing right	1,222,221	-
Total operating expenses	6,454,929	4,815,462

Loss from operations	(1,842,496)	(2,148,353)
OTHER INCOME (EXPENSE):
Interest income	263,556	100,495
Interest expense	(2,127,743)	(670,991)
Other, net	(22,482)	(27,473)
	(1,886,669)	(597,969)

Net loss	$(3,729,165)	$(2,746,322)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	50,081,448	43,344,645

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

NET LOSS	$(3,729,165)	$(2,746,322)

Other comprehensive income (loss):
Foreign currency translation, net of tax	453	7,125

Comprehensive loss	$(3,728,712)	$(2,739,197)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,729,165)	$(2,746,322)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	1,336,005	65,674
Amortization on beneficial conversion features	303,441	-
Amortization on warrant valuation	234,489	-
Provision for doubtful accounts	-	721
Provision for sales returns	309,047	208,014
Writedown of inventories	-	158,275
Stock based compensation	627,023	101,057
Interest expense on financing agreements	729,234	670,991
Loss on disposal of fixed asset	-	2,177
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(2,570,397)	167,173
Inventories	(351,618)	(229,758)
Prepaid expenses and other current assets	243,646	(313,188)
Other assets	(202,523)	(145)
Increase (decrease) in:
Accounts payable	(328,429)	1,426,703
Accrued expenses	(1,381,346)	(752,468)
Deferred revenue	(63,280)	243,846
Net cash used in operating activities	(4,843,873)	(997,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,500)
Net cash used in investing activities	-	(9,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	-	28,813,385
Proceeds from exercise of options	-	260,045
Payments pursuant to financing agreements	(123,047)	(89,657)
Dividends paid	(34,063)	(40,625)
Net cash provided by (used in) financing activities	(157,110)	28,943,148

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Three Months Ended March 31,
	2007	2006

EFFECT OF EXCHANGE RATE CHANGES ON CASH	453	7,125

NET INCREASE (DECREASE) IN CASH	(5,000,530)	27,943,523

CASH, BEGINNING OF PERIOD	25,270,377	7,136,854

CASH END OF PERIOD	$20,269,847	$35,080,377

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The Company has not been audited by the IRS to date. However, the Company expects no material changes to unrecognized tax positions within the next twelve months.

(2) SALES RETURN RESERVES:

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. Our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. We also continually analyze the reserve for future sales returns and adjust such reserve if deemed appropriate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market information to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its largest wholesale customer. This information includes, for each of the Company’s products, the quantity on hand, the number of days of inventory on hand and a 28-day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company also assumes that our customers will not ship product that has expiration dating of less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	Three months ending	Three months ending
	March 31,	March 31,
	2007	2006

Balance at beginning of year	$1,240,235	$745,882

Provision:
Related to current period sales	127,156	45,389
Related to prior period sales	181,891	162,625
	309,047	208,014

Returns:
Related to prior period sales	(451,974)	(399,657)
	(451,974)	(399,657)

Balance at end of quarter	$1,097,307	$554,239

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to market the products. If prescriptions are lower in future periods, then the current reserve will be inadequate.

The Company continues to carry out its plan from 2006 to bring inventory levels in distribution channels to demand levels and expects overall product returns to drop in 2007. We have already seen a drop in inventory levels at the larger customers for all of the Company’s products.

(3) INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$1,577,556	$1,305,872
Raw materials	879,100	799,166

	$2,456,656	$2,105,038

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $0.2 and $0.2 million were recorded as interest expense for the quarters ended March 31, 2007 and March 31, 2006, respectively. The Company has paid PharmaBio $3.7 million under this agreement through March 31, 2007.

In an agreement dated March 5, 2003, PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $0.5 and $0.5 million were recorded as interest expense for the quarters ended March 31, 2007 and March 31, 2006, respectively. The agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006, and $13 million. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11.6 million (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio will be deemed to have received on account of that payment $12 million for purposes of the true-up payment. Although the Company paid and recorded approximately $0.4 million less in interest expense during 2006 due to this early payment, for accounting purposes, the payment resulted in a non cash loss of approximately $0.3 million during the second quarter of 2006. The Company has paid PharmaBio $13.0 million under this agreement through March 31, 2007

Long term liabilities from financing agreements consisted of the following:

	March 31,	December 31,
	2007	2006
July 31, 2002 financing agreement	$3,597,862	$3,485,672
March 5, 2003 financing agreement	8,792,049	8,298,052
	12,389,911	11,783,724
Less: current portion	3,745,244	553,947
	$8,644,667	$11,229,777

(5) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the PharmaBio financing agreements and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants become exercisable on June 20, 2007 and expire on December 22, 2011 unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Ares Trading S.A. (“Merck Serono”) the U.S. marketing rights to CRINONE® for $33 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds were used to pay other costs related to the transaction and for general corporate purposes. The Company filed a registration statement with the SEC to register for resale the shares of Common Stock issuable upon the conversion of the notes and the exercise of the warrants, which registration statement was declared effective on April 17, 2007.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the quarter ended March 31, 2007, $0.5 million of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $14.2 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of March 31, 2007.

(6) COMMON STOCK

During the quarter ended March 31, 2007, 1,800 shares of series C convertible preferred stock were converted to 1,412,050 shares of Common Stock.

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

(7) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products. In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The following table shows selected unaudited information by geographic area:

	Net	Profit (loss) from	Identifiable
	Revenues	Operations	Assets

As of and for the three months
ended March 31, 2007
United States	$3,408,639	$(3,156,481)	$54,822,836
Europe	3,275,981	1,313,985	7,560,265

	$6,684,620	$(1,842,496)	$62,383,101

As of and for the three months
ended March 31, 2006
United States	$2,051,692	$(3,091,349)	$34,810,608
Europe	2,493,685	944,212	8,023,036

	$4,545,377	$(2,147,137)	$42,833,644

(8) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended
	March 31,
	2007	2006

Net loss	$(3,729,165)	$(2,746,322)
Less: Preferred stock dividends	(34,063)	(40,625)

Net loss applicable to
common stock	$(3,763,228)	$(2,786,947)

Basic and diluted:
Weighted average number of
common shares outstanding	50,081,448	43,344,645

Basic and diluted net loss per common share	$(0.08)	$(0.06)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential common stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock excluded from the calculation amounted to 22,249,533 and 12,365,408 at March 31, 2007 and 2006, respectively.

(9) LEGAL PROCEEDINGS:

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

(10) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three months ended March 31, 2007 and March 31, 2006 includes $0.6 million and $0.1 million, respectively of compensation expense. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of cost of goods sold, selling, general administrative, and research and development expenses.

(11) RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not believe that any other recently-issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

We are in the business of developing, manufacturing and selling pharmaceuticals products that utilize our proprietary bioadhesive drug delivery technologies. We are predominantly focused on the women’s healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

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

Results of Operations - Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006
Progesterone Products are:
•	CRINONE® 8%, PROCHIEVE® 8% and PROCHIEVE® 4% (progesterone gels) and CRINONE® sold to Merck Serono for foreign markets;

Other Products/Revenue are:
•	STRIANT® (testosterone buccal system) marketed by the Company in the U.S.
•	STRIANT® sold to our partners for foreign markets;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for foreign markets;
•	RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Net revenues increased 47% in the three months ended March 31, 2007 to $6.7 million as compared to $4.5 million in the three months ended March 31, 2006.

Revenues from progesterone products increased 47% to $4.7 million in the three months ended March 31, 2007 as compared to $3.2 million in the three months ended March 31, 2006, primarily as a result of the addition of the US CRINONE sales from marketing rights purchased from Merck Serono in December 2006. Revenues from other products increased 48% to $2.0 million in the three months ended March 31, 2007 as compared to $1.3 million in the three months ended March 31, 2006, primarily as a result of the increase in orders of RepHresh and STRIANT.

Gross profit as a percentage of revenues was 69% in the three months ended March 31, 2007 and 59% in the three months ended March 31, 2006. The 10% increase in gross profit percentage from 2006 to 2007 was the result of the change in product mix to the higher margin CRINONE sales including the reduction of royalty expense formerly recognized under the license agreement with Merck Serono. In 2006, cost of goods sold for PROCHIEVE included a 30% royalty on net sales paid to Merck Serono that was terminated with the December 2006 acquisition of the U.S. rights to CRINONE.

Selling and distribution expenses increased 26% to $1.9 million in the three months ended March 31, 2007, as compared to $1.5 million in the three months ended March 31, 2006. The primary reason for the increase was an increase in market research expenses to aid the Company in marketing CRINONE. Additional expenses included research on the preterm indication for PROCHIEVE 8% in women with a previous preterm birth, which was discontinued in February 2007. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution costs. In 2007, both market research costs and sales force and management costs were $0.9 million each for the first quarter. The comparable costs for 2006 were $0.3 million for market research related costs and $1.1 million for sales force and management costs. Other sales and marketing costs approximated $0.1 million in both 2006 and 2007.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased 25% to $2.0 million in the three months ended March 31, 2007 as compared to $1.6 million in the three months ended March 31, 2006. The increase in 2007 expenses is primarily the result in an increase in stock option expense of $0.3 million in the quarter over the prior year. The Company’s annual grant of stock options to employees as well as a retention grant were accelerated to February 2007 instead of following the annual stockholder’s meeting in May and 25% of the options granted were vested immediately. The impact of the immediate vesting approximated $0.2 million of the increase.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses decreased 22% to $1.4 million in the three months ended March 31, 2007 as compared to $1.7 million in the three months ended March 31, 2006. The decrease is primarily related to the completion in early 2007 of the Company’s Phase III trial for PROCHIEVE® 8% in preventing recurrent preterm birth.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December of 2006 for $33 million. This non-cash charge is being amortized over 6.3 years Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the quarter ended March 31, 2007 was $1.2 million versus $0.0 for the comparable period in 2006.

Other income/expense for the quarter ended March 31, 2007 consisted primarily of interest expense of $2.1 million associated with the $40 million convertible note financing completed in December 2006 and the financing agreements with PharmaBio. Interest expense for the quarter ended March 31, 2006 was $0.7 million.

As a result, the net loss for the three months ended March 31, 2007 was $3.7 million or $(0.08) per common share as compared to the net loss for the three months ended March 31, 2006 of $2.7 million or $(0.06) per common share.

Liquidity and Capital Resources

Cash and cash equivalents were $20.3 and $25.3 million at March 31, 2007 and December 31, 2006, respectively.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended
	March 31, 2007
	2007	2006
Cash flows:
Operating activities	(4,843,873)	(997,250)
Investing activities	-	(9,500)
Financing activities	(157,110)	28,943,148

Operating Activities:

Net cash used in operating activities in the 2007 period resulted primarily from increases in working capital. The net loss of $3.7 million included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which total $3.5 million in aggregate, leaving a net cash loss, net of non-cash items, of $0.2 million for the first quarter of 2007. Accounts receivable grew by $2.6 million as a result of the increased sales during the quarter. Inventories also grew by $0.4 million during the period to cover CRINONE and STRIANT demands. Accounts payable and accrued expenses decreased by $0.3 and $1.1 million, respectively. The reduction in accrued expenses related to: bonuses paid in the amount of $0.5 million, sales returns of $0.5 million, and the balance being miscellaneous expenses, royalties and interest.

Net cash used in operating activities in the 2006 period resulted primarily from the net loss ($2.7 million), net of non-cash items amounting to $1.2 million, resulting in a $1.5 million net cash loss. Changes in assets and liabilities generated $0.5 million in cash flow, leaving a net cash usage of $1 million from operations for the first quarter of 2006. Accounts payable increased by $1.4 million primarily from investment banking fees and clinical trial fees. Accounts receivable decreased by $0.2 million, which was offset by lower accrued expenses of $0.8 million which represent a combination of royalty payments, sales returns usage and other expenses. For the period ending March 31, 2006 there were increased levels of inventory and prepaid expenses of $0.2 and $0.3 million, respectively.

Investing activities:

  Net cash used in investing activities in the 2006 period was primarily attributable to the purchase of office equipment. There were no expenses in the 2007 period.

Financing Activities:

Net cash used in financing activities in 2007 of $0.2 million represents payments under financing agreements with PharmaBio during the period and Series C preferred share dividends.

Net cash provided by financing activities in 2006 of $28.9 million was attributable to the receipt of $28.8 million in net proceeds from the issuance of Common Stock and $0.3 million from the exercise of stock options. Payments to PharmaBio and dividend payments totaled $0.1 million.

The Company has an effective registration statement that we filed with the SEC using a shelf registration process. Under the shelf registration process, we may offer from time to time shares of our Common Stock up to an aggregate amount of $75 million. To date, the Company has sold approximately $56.4 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 or any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through March 31, 2007, the Company has paid approximately $3.6 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, Inc., royalties to Bio-Mimetics, Inc. are no longer due on CRINONE, PROCHIEVE, or STRIANT products.

As of March 31, 2007, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $62.6 million of additional capital and would cause the number of shares outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products.

As of March 31, 2007, the Company had available net operating loss carry forwards of approximately $129 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carry forwards or that the net operating loss carry forwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2007 and December 31, 2006, other assets in the accompanying condensed consolidated balance sheets include deferred tax assets of approximately $48 and $48 million, respectively (comprised primarily of a net operating loss carry forward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets are not determinable.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since that report was filed.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The Company has not been audited by the IRS to date. However, the Company expects no material changes to unrecognized tax positions within the next twelve months.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 will have on our financial position, cash flows or results of operations.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2006, beginning on page F-11. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition.  The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales, using such factors as historical trends, distributor inventory levels and product prescription data, and are recorded in the same period the related sales are recognized. Royalties and additional monies owed to the Company based on the strategic alliance partners’ sales are recorded as revenue as those sales are made to the strategic alliance partners. License fees are recognized in net sales over the term of the license.

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

Stock-Based Compensation - Employee Stock-Based Awards. Commencing January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® 8%, PROCHIEVE® 8%, PROCHIEVE® 4% and STRIANT® in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products, including the clinical and regulatory path for possible development of PROCHIEVE 8% for the prevention of preterm birth; the timely and successful completion of clinical studies, including the pharmacokinetic and Phase II cross-over studies of the vaginally-administered lidocaine product candidate; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.1/
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.1/
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 1/
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 1/

1/ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ JAMES A. MEER
JAMES A. MEER, Senior Vice President- Chief Financial Officer and Treasurer

DATE: May 9, 2007