Form 10-Q
period 2007-06-30
COLUMBIA LABORATORIES INC
filed 2007-08-08
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes     [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 1, 2007: 51,427,651.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and cash equivalents	$19,994,621	$25,270,377
Accounts receivable, net	4,355,099	2,445,318
Inventories	2,184,540	2,105,038
Prepaid expenses and other current assets	333,081	853,504
Total current assets	26,867,341	30,674,237

Property and equipment, net	659,071	763,836
Intangible Assets, net	31,382,152	32,865,556
Other Assets	1,620,019	1,535,115
TOTAL ASSETS	$60,528,583	$65,838,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of financing agreements	$3,800,806	$553,947
Accounts payable	3,080,245	3,586,770
Accrued expenses	2,932,613	3,123,092
Total Current Liabilities	9,813,664	7,263,809
Notes Payable	26,385,162	25,299,135
Deferred revenue	3,939,853	4,182,648
Long-term portion of financing agreements	9,128,976	11,229,777
TOTAL LIABILITIES	49,267,655	47,975,369

Stockholders' equity
Preferred Stock, $0.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and
and outstanding in 2007 and 2006	1	1
Series C Convertible Preferred Stock, 1,125 and 3,200 shares
issued and outstanding in 2007 and 2006	11	32
Series E Convertible Preferred Stock, 68,742 and 69,000 shares
issued and outstanding in 2007 and 2006	687	690
Common Stock, $0.01 par value; 100,000,000
authorized; 51,439,651 and 49,694,213 shares issued
in 2007 and 2006 respectively	514,391	496,942
Capital in excess of par value	222,790,253	221,887,945
Less cost of 12,000 and 6,000 treasury shares in 2007 and 2006
respectively	(40,140)	(26,880)
Accumulated deficit	(212,206,921)	(204,694,399)
Accumulated other comprehensive income	202,646	199,044
TOTAL STOCKHOLDERS' EQUITY	11,260,928	17,863,375
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY	$60,528,583	$65,838,744

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET REVENUES	$13,971,634	$10,068,490	$7,287,014	$5,523,113

COST OF REVENUES	4,875,476	4,182,007	2,803,289	2,303,739
Gross profit	9,096,158	5,886,483	4,483,725	3,219,374

OPERATING EXPENSES:
Selling and distribution	4,061,132	3,239,490	2,163,850	1,739,511
General and administrative	3,899,773	3,348,796	1,915,248	1,761,146
Research and development	2,359,600	3,370,370	1,008,699	1,643,753
Amortization of licensing right	2,483,404	-	1,261,183	-
Total operating expenses	12,803,909	9,958,656	6,348,980	5,144,410

Loss from operations	(3,707,751)	(4,072,173)	(1,865,255)	(1,925,036)

OTHER INCOME (EXPENSE):
Interest income	505,589	355,899	242,033	255,404
Interest expense	(4,291,587)	(1,216,470)	(2,163,844)	(545,479)
Other, net	(18,773)	(291,173)	3,709	(262,484)
	(3,804,771)	(1,151,744)	(1,918,102)	(552,559)
Net loss	$(7,512,522)	$(5,223,917)	$(3,783,357)	$(2,477,595)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.15)	$(0.11)	$(0.07)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	50,713,299	46,467,128	51,342,528	49,555,297

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET LOSS	$(7,512,522)	$(5,223,917)	$(3,783,357)	$(2,477,595)

Other comprehensive income (loss):
Foreign currency translation, net of tax	3,602	23,754	3,149	16,629

Comprehensive loss	$(7,508,920)	$(5,200,163)	$(3,780,208)	$(2,460,966)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,512,522)	$(5,223,917)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	2,710,728	131,018
Amortization on beneficial conversion features	613,208	-
Amortization on warrant valuation	472,819	-
Provision for doubtful accounts	-	55,855
Provision for sales returns	495,784	620,868
Writedown of inventories	-	349,722
Stock based compensation	957,143	390,054
Interest expense on financing agreements	1,485,432	1,206,910
Loss on partial extinguishment of financing agreement	-	280,000
Loss on disposal of fixed asset	-	2,178
Changes in assets and liabilities-	-	-
(Increase) decrease in:
Accounts receivable	(1,909,781)	169,559
Inventories	(79,502)	(297,045)
Prepaid expenses and other current assets	520,423	(98,667)
Other assets	(205,032)	4,552
Increase (decrease) in:
Accounts payable	(506,525)	(142,215)
Accrued expenses	(1,687,197)	(913,350)
Deferred revenue	(242,795)	477,593
Net cash used in operating activities	(4,887,817)	(2,986,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,497)	(9,500)
Net cash used in investing activities	(1,497)	(9,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	-	28,766,126
Proceeds from exercise of options	11,360	972,511
Payment for purchase of treasury stock	(13,260)	-
Payments pursuant to financing agreements	(339,375)	(11,817,933)
Dividends paid	(48,770)	(81,250)
Net cash provided by (used in) financing activities	(390,045)	17,839,454

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2007	2006
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,602	23,754

NET INCREASE (DECREASE) IN CASH	(5,275,756)	14,866,823

CASH, BEGINNING OF PERIOD	25,270,377	7,136,854

CASH END OF PERIOD	$19,994,621	$22,003,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO

NON-CASH INVESTING ACTIVITIES
Accrued US Crinone Licensing Right purchase cost increase	$1,000,000	$-

NON-CASH FINANCING ACTIVITIES
Conversion of preferred Series C&E shares	$13,789	$-

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for interim financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not that such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

The Company has not been audited by the IRS to date. However, the Company expects no material changes to unrecognized tax positions within the next twelve months.

(2) SALES RETURN RESERVES:

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. Our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. We also continually analyze the reserve for future sales returns and adjust such reserve if deemed appropriate. The Company purchases prescription data on all of its products from IMS Health, a leading provider of market information to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its largest wholesale customer. This information includes, for each of the Company’s products, the quantity on hand, the number of days of inventory on hand and a 28-day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company also assumes that our customers will not ship product that has expiration dating of less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2007	2006

Balance at beginning of year	$1,240,235	$745,882

Provision:
Related to current period sales	231,101	90,655
Related to prior period sales	264,683	530,213
	495,784	620,868

Returns:
Related to prior period sales	746,977	561,759

Balance at end of quarter	$989,042	$804,991

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to market the products. If prescriptions are lower in future periods, then the current reserve will be inadequate.

(3) INVENTORIES:

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Finished goods	$1,351,860	$1,305,872
Raw materials	832,680	799,166
	$2,184,540	$2,105,038

(4) Intangibles:

On December 22, 2006, the Company acquired the US rights to Crinone. The cost of the acquisition was $33,000,000 in cash and is being amortized over a 6.75-year period. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono that it had an obligation for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that is being amortized over the remaining term of the license.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing in the third quarter of 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s’ healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments are subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 12.51%. $0.2 million and $0.2 million were recorded as interest expense for the three months ended June 30, 2007 and June 30, 2006, respectively and $0.4 million and $0.4 million were recorded as interest expense for the six months ended June 30, 2007 and June 30, 2006, respectively. The Company has paid PharmaBio $3.9 million under this agreement through June 30, 2007. This agreement matures in December 2007 with a final payment due in 2008.

In an agreement dated March 5, 2003, PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 10.67%. $0.5 million and $0.5 million were recorded as interest expense for the quarters ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007 and 2006, the interest expense was $1.1 and $1.0 million respectively. The agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006, and $13 million. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11.6 million (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio was deemed to have received on account of that payment $12 million for purposes of the true-up payment. Although the Company paid and recorded approximately $0.4 million less in interest expense during 2006 due to this early payment, for accounting purposes, the payment resulted in a non cash loss of approximately $0.3 million during the second quarter of 2006. The Company has paid PharmaBio $13.0 million under this agreement through June 30, 2007. This agreement matures in September 2010 with a final payment due in November 2010.

Long term liabilities from financing agreements consisted of the following:

	June 30,	December 31,
	2007	2006
July 31, 2002 financing agreement	$3,623,712	$3,485,672
March 5, 2003 financing agreement	9,306,070	8,298,052
	12,929,782	11,783,724
Less: current portion	3,800,806	553,947
	$9,128,976	$11,229,777

(6) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the PharmaBio financing agreements and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of common stock, par value of $.01 per share (“Common Stock”) at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 19, 2007, and expire on December 22, 2011 unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Ares Trading S.A. (“Merck Serono”) the U.S. marketing rights to CRINONE® for $33 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes. The Company filed a registration statement with the SEC to register for resale the shares of Common Stock issuable upon the conversion of the notes and the exercise of the warrants, which registration statement was declared effective on April 17, 2007.

We recorded original issue discount of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the three and six month periods ended June 30, 2007, $0.6 million and $1.1 million of amortization related to these discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $13.6 million have been reflected as a reduction to the face value of the convertible notes in our condensed consolidated balance sheet as of June 30, 2007.

(7) COMMON STOCK

During the six months ended June 30, 2007 1,744,838 shares of Common Stock were issued. 2,075 shares of series C convertible preferred stock were converted to 1,564,548 shares of Common Stock. 258 shares of series E convertible preferred stock were converted into 12,900 shares of Common Stock. 159,390 shares of restricted stock were issued to employees and directors of the Company, and 8,000 options were exercised. Also during the three months ended June 30, 2007, 6,000 treasury shares were acquired for $13,260.

On March 10, 2006, the Company entered into a Securities Purchase Agreement with certain investors for the private placement of 7,428,220 shares of the common stock, at a price of $4.04 per share, and warrants to purchase 1,857,041 shares of Common Stock (the “Warrants”). The gross proceeds from the sale of the Shares were approximately $30 million. The Warrants are exercisable for Common Stock at $5.39 per share beginning on September 9, 2006, and expiring on March 11, 2011. The exercise price and number of shares issuable upon exercise of the Warrants are subject to adjustment in the event of stock split, stock dividend, recapitalization, reclassification, combination or exchange of shares, reorganization, liquidation, dissolution, consolidation, or merger. Pursuant to the Securities Purchase Agreement, the Company filed within 30 days, a registration statement with the SEC to register for resale the Shares and the shares of Common Stock issuable upon the exercise of the Warrants, which registration statement was declared effective on April 14, 2006.

(8) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products. In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The following table shows selected unaudited information by geographic area:

	Net	Profit (loss) from	Identifiable
	Revenues	Operations	Assets
As of and for the six months
ended June 30, 2007
United States	$6,985,402	$(6,222,498)	$52,566,594
Europe	6,986,232	2,514,747	7,961,989
	$13,971,634	$(3,707,751)	$60,528,583
As of and for the six months
ended June 30, 2006
United States	$5,016,298	$(6,066,893)	$21,350,900
Europe	5,052,192	1,994,720	7,939,801
	$10,068,490	$(4,072,173)	$29,290,701
As of and for the three months
ended June 30, 2007
United States	$3,576,763	$(3,066,017)
Europe	3,710,251	1,200,762
	$7,287,014	$(1,865,255)
As of and for the three months
ended June 30, 2006
United States	$2,964,606	$(2,975,544)
Europe	2,558,507	1,050,508
	$5,523,113	$(1,925,036)

(9) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(7,512,522)	$(5,223,917)	$(3,783,357)	$(2,477,595)
Less: Preferred stock dividends	(48,770)	(81,250)	(14,707)	(40,625)

Net loss applicable to
common stock	$(7,561,292)	$(5,305,167)	$(3,798,064)	$(2,518,220)

Basic and diluted:
Weighted average number of
common shares outstanding	50,713,299	46,467,128	51,342,528	49,555,297

Basic and diluted net loss per common share	$(0.15)	$(0.11)	$(0.07)	$(0.05)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock excluded from the calculation amounted to 21,506,406 and 11,821,413 at June 30, 2007 and 2006, respectively.

(10) LEGAL PROCEEDINGS:

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

(11) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three months ended June 30, 2007 and June 30, 2006 includes $0.3 million and $0.3 million, respectively, of compensation expense and for the six months ended June 30, 2007 and 2006, the compensation expense was $1.0 million and $0.4 million, respectively. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of cost of revenues, selling, general administrative, and research and development expenses.

(12) RECENT ACCOUNTING PRONOUNCEMENTS:

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

We are in the business of developing, manufacturing and selling pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies. We are predominantly focused on the women’s healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

Our U.S. sales organization currently promotes three natural progesterone gel products, CRINONE® 8%, PROCHIEVE® 8% and PROCHIEVE 4%. We acquired the U.S. marketing rights to CRINONE in December 2006, enabling us to address the full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility in 2007 and beyond. We also promote STRIANT® (testosterone buccal system) for the treatment of hypogonadism in men. However, our focus in fiscal 2007 is to increase prescriptions of, and revenues from, our infertility products.

We derive additional revenues from our established marketing partnerships, through which our products are commercialized in global territories outside the U.S. and in U.S. markets on which we are not currently focused.

We seek opportunities to develop new products using our drug delivery technology, both proprietary projects and for strategic partners; to expand our product base and thereby leverage our sales force; and, to partner or divest products that fall outside our core women’s healthcare focus.

Our net loss for 2006 was $ 12.6 million, or $0.27 per basic and diluted common share. We expect to continue to incur operating losses in the near future principally because of the significant non-cash items related to the CRINONE® acquisition that our future financial statements will reflect. Our sales and distribution expenses will be higher in 2007 than in 2006 in order to fund market research and medical education programs critical to our growth strategy. In 2007, we expect our research and development expenses will be lower than those in 2006 as we focus on the streamlined clinical development of vaginal lidocaine for dysmenorrhea and look to begin a Phase III trial with PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy.

Results of Operations - Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006
Progesterone Products are:
•	CRINONE® 8% (progesterone gel) marketed by the Company in the U.S.;
•	CRINONE® 8% sold to Merck Serono for foreign markets;
•	PROCHIEVE® 8% (progesterone gel); and,
•	PROCHIEVE® 4% (progesterone gel).

Other Products/Revenue are:
•	STRIANT® (testosterone buccal system) marketed by the Company in the U.S.
•	STRIANT® sold to our partners for foreign markets;
•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for foreign markets;
•	RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis; and,
•	Royalty and licensing revenues.

Net revenues increased 39% in the six months ended June 30, 2007 to $14.0 million as compared to $10.1 million in the six months ended June 30, 2006.

Revenues from Progesterone Products increased 35% to $9.0 million in the six months ended June 30, 2007 as compared to $6.7 million in the six months ended June 30, 2006, primarily as a result of the addition of the U.S. CRINONE sales generated by the Company under marketing rights purchased from Merck Serono in December 2006, partially offset by the semi-annual batch purchase by Merck Serono of $1.6 million in the second quarter of 2006. The Company continues to reduce trade inventories of PROCHIEVE to achieve demand status. Revenues from Other Products increased 47% to $5.0 million in the six months ended June 30, 2007 as compared to $3.4 million in the six months ended June 30, 2006, primarily as a result of the increase in orders of RepHresh and STRIANT.

Gross profit as a percentage of revenues was 65% in the six months ended June 30, 2007 and 58% in the six months ended June 30, 2006. The seven percentage point increase in gross profit percentage from 2006 to 2007 was the result of the change in product mix to the higher margin CRINONE sales, including the elimination of royalty expense formerly recognized under the license agreement with Merck Serono. In 2006, cost of goods sold for PROCHIEVE included a 30% royalty on net sales paid to Merck Serono that was terminated simultaneously with the December 2006 acquisition of the U.S. rights to CRINONE. Other Products have a significantly lower gross margin than the progesterone products, and therefore the 47% revenue increase in that category had the effect of lowering the overall gross profit margin.

Selling and distribution expenses increased 25%, to $4.1 million, in the six months ended June 30, 2007, as compared to $3.2 million in the six months ended June 30, 2006. The primary reason for the increase was an increase in market research and marketing expenses to aid the Company in marketing CRINONE. Additional expenses included market research on the preterm market, including recurrent preterm birth and a new potential indication for PROCHIEVE 8%, the reduction of the risk of preterm birth in women with a short cervix at mid-pregnancy. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution costs. For the six months ended June 30, 2007, sales force and management costs were $2.3 million compared with $2.1 million for the same period in 2006. Market research costs in the six months of 2007 were $1.6 million compared with $0.8 million for the same period in 2006. Other sales and marketing costs were approximately $0.2 million and $0.3 million in the six months of 2007 and 2006, respectively.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased 16%, to $3.9 million, in the six months ended June 30, 2007 as compared to $3.3 million in the six months ended June 30, 2006. The increase in 2007 expenses is primarily the result of an increase in stock option expense of $0.6 million in the six months over the prior year. The Company made its annual grant of stock options to employees and the issuance of retention grants in February 2007 and 25% of the options granted were vested immediately. The impact of the immediate vesting accounted for approximately $0.2 million of the increase.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses decreased 30% to $2.4 million in the six months ended June 30, 2007 as compared to $3.4 million in the six months ended June 30, 2006. The decrease is primarily related to the completion in early 2007 of the Company’s Phase III trial for PROCHIEVE 8% for preventing recurrent preterm birth.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The total $34 million non-cash charge is being amortized over 6.75 years. Amortization expense of the acquisition cost for the CRINONE U.S. marketing rights for the six months ended June 30, 2007 was $2.5 million compared to $0.0 for the comparable period in 2006.

Other income/expense for the six months ended June 30, 2007 consisted primarily of interest expense of $4.3 million associated with the $40 million convertible note financing completed in December 2006 and the financing agreements with PharmaBio. Interest expense for the six months ended June 30, 2006, was $1.2 million.

As a result, the net loss for the six months ended June 30, 2007, was $7.5 million or $(0.15) per common share, as compared to the net loss for the six months ended June 30, 2006, of $5.2 million, or $(0.11) per common share.

Results of Operations - Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Net revenues increased 32% in the three months ended June 30, 2007, to $7.3 million, as compared to $5.5 million in the three months ended June 30, 2006.

Revenues from Progesterone Products increased 23%, to $4.3 million, in the three months ended June 30, 2007, as compared to $3.5 million in the three months ended June 30, 2006, primarily as a result of the addition of the U.S. CRINONE sales generated by the Company under the marketing rights purchased from Merck Serono in December 2006, partially offset by the semi-annual batch purchase by Merck Serono of $1.6 million in the second quarter of 2006. The Company continues to reduce trade inventories of PROCHIEVE to achieve true demand status. Revenues from other products increased 46%, to $3.0 million, in the three months ended June 30, 2007, as compared to $2.1 million in the three months ended June 30, 2006, primarily as a result of the increase in orders of RepHresh and STRIANT.

Gross profit as a percentage of revenues was 62% in the three months ended June 30, 2007, and 58% in the three months ended June 30, 2006. The four percentage point increase in gross profit percentage from 2006 to 2007 was the result of the change in product mix to the higher margin CRINONE sales including the elimination of royalty expense formerly recognized under the license agreement with Merck Serono. In 2006, cost of goods sold for PROCHIEVE included a 30% royalty on net sales paid to Merck Serono that was terminated simultaneously with the December 2006 acquisition of the U.S. rights to CRINONE. Other Products have a significantly lower gross margin than the Progesterone Products, and therefore the 46% revenue increase had the effect of lowering the overall gross profit margin.

Selling and distribution expenses increased 24% to $2.2 million in the three months ended June 30, 2007, as compared to $1.7 million in the three months ended June 30, 2006. The primary reason for the increase was an increase in market research expenses to aid the Company in marketing CRINONE 8%. Additional expenses included market research on the preterm market, including recurrent preterm birth and a new potential indication for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution costs. In the three months ended June 30, 2007, sales force and management costs were $1.2 million compared to $1.1 million in the three months ended June 30, 2006. Market research costs for the three months ended June 30, 2007 and 2006 were $0.9 million and $0.4 million, respectively. Other sales and marketing costs approximated $0.2 million in 2007 and $0.1 million in 2006.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased 9% to $1.9 million in the three months ended June 30, 2007, as compared to $1.8 million in the three months ended June 30, 2006.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and development expenses decreased 39%, to $1.0 million, in the three months ended June 30, 2007, as compared to $1.6 million in the three months ended June 30, 2006. The decrease is primarily related to the completion in early 2007 of the Company’s Phase III trial for PROCHIEVE 8% for preventing recurrent preterm birth. In 2006, a significant number of patients received treatment in the trial.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December of 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $34 million total non-cash charge is being amortized over 6.75 years. Amortization expense of the acquisition cost for the CRINONE U.S. marketing rights for the quarter ended June 30, 2007 was $1.3 million compared to $0.0 for the comparable period in 2006.

Other income/expense for the quarter ended June 30, 2007, consisted primarily of interest expense of $2.2 million associated with the $40 million convertible note financing completed in December 2006 and the financing agreements with PharmaBio. Interest expense for the quarter ended June 30, 2006 was $0.5 million.

As a result, the net loss for the three months ended June 30, 2007, was $3.8 million, or $(0.07) per common share, as compared to the net loss for the three months ended June 30, 2006 of $2.5 million, or $(0.05) per common share.

Liquidity and Capital Resources

Cash and cash equivalents were $20.0 and $25.3 million at June 30, 2007 and December 31, 2006, respectively.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended
	June 30, 2007
	2007	2006
Cash flows:
Operating activities	(4,887,816)	(2,986,885)
Investing activities	(1,497)	(9,500)
Financing activities	(390,045)	17,839,454

Operating Activities:

Net cash used in operating activities for the six months ended June 30, 2007 resulted primarily from increases in working capital. The net loss of $7.5 million included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totals $6.7 million in aggregate, leaving a net cash loss, net of non-cash items, of $0.8 million for the six months ended June 30, 2007. Accounts receivable increased by $1.9 million as a result of the increased sales during the 2007 six month period. Inventories also grew by $0.1 million during the period to cover CRINONE and STRIANT demands. Accounts payable and accrued expenses decreased by $0.5 million and $1.7 million, respectively. The reduction in accrued expenses related to: additional payments for royalty of $0.5 million, bonuses in the amount of $0.3 million, sales returns of $0.3 million, and miscellaneous expenses, and interest.

Net cash used in operating activities in the 2006 period resulted primarily from the net loss ($5.2 million), net of non-cash items amounting to $3.0 million, resulting in a $2.2 million net cash loss. Changes in assets and liabilities used $0.8 million in cash flow, leaving net cash usage of $3.0 million from operations for the six months of 2006.

Investing activities:

Net cash used in investing activities in the 2006 period was primarily attributable to the purchase of office equipment.

Financing Activities:

Net cash used in financing activities in 2007 of $0.4 million represents payments under financing agreements with PharmaBio during the period and Series C preferred share dividends.

Net cash provided by financing activities in 2006 of $17.8 million was attributable to the receipt of $28.8 million in net proceeds from the issuance of Common Stock and $1.0 million from the exercise of stock options. Payments to PharmaBio and dividend payments totaled $11.8 million

The Company has an effective shelf registration statement pursuant to which we may offer from time to time shares of our Common Stock up to an aggregate amount of $75 million. As of June 30, 2007, the Company has sold approximately $56.4 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s bioadhesive delivery system,”BDS”, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or shares of Common Stock at the option of the Company, within 30 days of March 2 or any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through June 30, 2007, the Company has paid approximately $3.9 million in royalty payments to Bio-Mimetics. Since certain of the patents purchased from Bio-Mimetics, Inc. expired in September 2006, royalties on CRINONE, PROCHIEVE, and STRIANT products are no longer due to Bio-Mimetics, Inc.

As of June 30, 2007, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $60.5 million of additional capital and would cause the number of shares of Common Stock outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products.

As of June 30, 2007, the Company had available net operating loss carryforwards of approximately $129 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of June 30, 2007 and December 31, 2006, other assets in the accompanying condensed consolidated balance sheets include deferred tax assets of approximately $48 and $48.6 million, respectively (comprised primarily of a net operating loss carryforward), for which a full valuation allowance has been recorded since the realizability of the deferred tax assets is not determinable.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since that report was filed.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first six months of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® 8%, PROCHIEVE® 8%, PROCHIEVE® 4% and STRIANT® in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products, including vaginal lidocaine to prevent and treat dysmenorrhea, and new indications for current products; the timely and successful completion of clinical studies, including the clinical studies for our vaginally-administered lidocaine product candidate and the planned Phase III study of PROCHIEVE 8% in short cervix patients; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Reports on Form 10-Q, 8-K, and 10-K.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.1/
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.1/
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 1/
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 1/
	10.71	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors.1/
	10.72	Columbia Laboratories, Inc., Incentive Plan. 1/
	10.73	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007. 1/

1/ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC

/s/ JAMES A. MEER
JAMES A. MEER, Senior Vice President-
Chief Financial Officer and Treasurer

DATE: August 8, 2007