Form 10-K
period 2007-12-31
COLUMBIA LABORATORIES INC
filed 2008-03-28
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes         ☒  No

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $2.41, was $123.1 million.

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 3, 2008 are 51,961,789.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the United States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 7, 2008.

Restatement of Previously Issued Financial Statements

We restated our historical audited financial statements for the fiscal years ended December 31, 2006, 2005, and 2004 and our unaudited financial information for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and March 31, 2006, June 30, 2006 and September 30, 2006. These restatements and revisions primarily reflect adjustments to:

•
Correct previously reported interest expense for financing agreements to correct for understatement in 2004 and 2005 and overstatement in 2006, along with the respective increase or decrease in net loss and the impact on outstanding loan balances and to increase or decrease the accumulated deficit.

•	Correct the classification of the contingently redeemable Series C Convertible Preferred Stock from Shareholders Equity to temporary equity.

.
Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2007

*	Items 11, 12, 13, 14 and portions of Item 10 are incorporated by reference to the Company’s 2008 Proxy Statement.

The “Company,” “Columbia,” “we,” “our” and “us” as used in this Annual Report on Form 10-K refer to Columbia Laboratories, Inc., a Delaware corporation, and its subsidiaries.

“CRINONE®,” “PROCHIEVE®” and “STRIANT®” are registered trademarks of Columbia Laboratories, Inc. RepHresh®, Replens® and Advantage-S® are registered trademarks of Lil’ Drug Store Products, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

General

We are in the business of developing, manufacturing and selling pharmaceuticals products that utilize our proprietary bioadhesive drug delivery technologies. We are focused predominantly on the women’s reproductive healthcare market but our product development projects address the broader women’s healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

Our U.S. sales organization currently promotes two natural progesterone gel products, CRINONE® 8% and PROCHIEVE® 8% in the United States. CRINONE and PROCHIEVE are approved in the U.S. for supplementation or replacement of progesterone as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency and for treatment of secondary amenorrhea. Outside the U.S. CRINONE has been approved for marketing for one or more medical indications including supplementation or replacement as part of an ART treatment for infertile women, treatment of secondary amenorrhea, the prevention of hyperplasia in postmenopausal women receiving hormone replacement therapy (“HRT”), the reduction of symptoms of premenstrual syndrome (“PMS”), menstrual irregularities, dysmenorrhea, and dysfunctional uterine bleeding. We reacquired the U.S. marketing rights to CRINONE in December 2006, and can now promote these products to a full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility. We also promote STRIANT® testosterone buccal system for the treatment of hypogonadism in men, however, our continuing focus in fiscal 2008 is to increase prescriptions of our infertility products.

We derive additional revenues from our established marketing partnerships, through which certain of our products are commercialized in global territories outside the U.S. and U.S. markets on which we are not currently focused.

We also seek opportunities to develop new products using our drug delivery technology, both proprietary projects and for strategic partners; to expand our product base and thereby leverage our sales force; and, to partner or divest products that fall outside our core women’s healthcare focus.

All of our products and product candidates utilize our Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. Our vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours, or longer. Both vaginal and buccal BDS products provide sustained and controlled delivery of active drug ingredients. Its extended period of attachment permits use of BDS in products when extended duration of effectiveness is desirable or required. The Company intends to continue to leverage the advantages of BDS drug delivery by developing new BDS products that improve the delivery of approved drugs that have low oral bioavailability, or where systemic levels of the active ingredient must be curtailed. In addition, this delivery system is particularly useful for active drug ingredients that cannot be ingested.

We have focused on infertility but our development pipeline also focuses on the broader women's reproductive healthcare market because we believe that vaginal delivery is a particularly effective way to deliver active ingredients to the female reproductive organs.

OUR STRATEGY

Our goal is to become a significant player in the women’s reproductive healthcare market, providing patient-friendly solutions for infertility, obstetric, gynecologic and other women’s medical conditions. The key elements of our strategy are:

Focus on building revenues from our products for the treatment of infertility in women. Since 2002, Columbia has been increasingly focused on products for the treatment of infertility in women. In 2006, we reacquired U.S. marketing rights for CRINONE® progesterone gel from Merck Serono S.A. (“Merk Serono”). Our CRINONE 8% and PROCHIEVE® 8% progesterone gels form the core to build a broader infertility business. We aim to build progesterone gel prescriptions by building relationships with reproductive endocrinologists; leveraging those relationships to influence prescribing habits of obstetricians and gynecologists who prescribe clomiphene citrate to treat infertility; proactively addressing obstetricians and gynecologists who regularly prescribed CRINONE before 2001; using an interim analysis of a pregnancy study being conducted by the Brigham and Women’s Hospital to support the use of CRINONE to assist the infertility cycle and for pregnancy support; and utilizing direct to consumer marketing. These products currently generate over 55,000 U.S. prescriptions per year. Over 1.2 million infertility treatments are performed every year in the U.S. In each instance, the reproductive endocrinologist (RE), obstetrician or gynecologist (OB/GYN) could improve the likelihood of successful implantation by using supplemental progesterone. CRINONE 8% and PROCHIEVE 8% are also used for pregnancy support during the first 10 to 12 weeks of gestation. This largely untapped market provides growth potential over and above infertility cycle supplementation. In 2007 we expanded our sales force and sales force management from 25 to 35 to more effectively call on those physicians that treat over 80% of all infertility patients.

Develop a preterm birth prevention indication for PROCHIEVE® 8%. Our lead R&D opportunity is the study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound in mid-pregnancy. This opportunity arose from significant positive data obtained from secondary analyses of our earlier recurrent Phase III preterm study. Based on those positive data and our discussions with the FDA, we designed the Phase III PREGNANT (PROCHIEVE® Extending GestatioN A New Therapy) study. The Company is conducting the Phase III clinical study with PROCHIEVE® 8% progesterone gel to prevent preterm birth and improve infant outcomes for those women with a short cervix at mid-pregnancy. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of PROCHIEVE® 8% on reducing the risk of preterm birth in women with a cervical length between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint is a reduction in the incidence of preterm birth at less than or equal to 32 weeks gestation vs. placebo. If successful, we would apply to FDA for approval of a label indication for this use. In the fourth quarter of 2007 we recruited 19 sites, filed the protocol with the Institutional Review Boards (“IRB”) and trained their staff in the study protocol. We expect to begin the recruiting efforts in the PREGNANT study in the first quarter of 2008. If we are able to meet our enrollment timeline for this trial, we expect to enroll and complete this clinical trial in 2008, with all the babies delivered in time to report results in the first half of 2009.

Focus research and development resources on vaginally-administered lidocaine.   Throughout 2007 we continued to invest in our vaginal lidocaine drug candidate, which we are evaluating to prevent and treat the severe uterine cramps that result in the debilitating pain of dysmenorrhea. In the U.S. alone, this common, painful condition seriously affects about 5.6 million women in the age range of 20 to 45 to the point where they frequently miss work. In mid 2007 we completed a multi-dose pharmacokinetic study of the lidocaine candidate and reported positive results demonstrating safe blood levels from our delivery system. We subsequently initiated a 75-patient Phase II study in patients with dysmenorrhea. We expect to conclude enrollment in April 2008 and we expect to announce data and results from this clinical trial in the third quarter of 2008.

License and acquire products to leverage our sales force.   In addition to collaborations, we also seek opportunistically to license and acquire under-promoted FDA-approved pharmaceuticals that complement our current women’s infertility product offering to generate additional near-term revenues from our commercial infrastructure.

Continue existing and establish new collaborations to develop and commercialize selected drugs.  Collaborations with pharmaceutical companies have played an important role in helping us develop and commercialize our products. These collaborations enable us to address markets, and commercialize products, that fall outside our core focus. We plan to continue to rely on collaborators to commercialize certain of our drugs and drug candidates, either outside the U.S. or in U.S. markets in which we are not currently concentrating our resources. We also seek opportunities to apply our technology to approved compounds manufactured and sold by potential strategic partners for therapeutic areas outside our focus.

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

Segments

The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products. In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. See Note 10 to the consolidated financial statements for information on foreign operations.

Operations

Our sales and marketing organization operates solely in the United States, and is specifically focused on a select group of obstetricians, gynecologists, reproductive endocrinologists. We also market STRIANT to general endocrinologists, urologists and a select number of primary care physicians. Our marketing and sales efforts for STRIANT are primarily focused on maintaining the current prescription levels. We have entered into partnerships to commercialize our products outside the United States and within certain markets in the United States, and seek to enter into additional partnerships to commercialize our products in new countries and with additional audiences in the United States that we do not currently address.

We are substantially dependent on three manufacturers for the products that we sell to marketing partners around the world and commercialize ourselves in the United States. We sell five vaginal gel products that are each manufactured in bulk by Fleet Laboratories Limited, Watford, Herts, United Kingdom (“Fleet”) and filled into overwrapped single-use disposable applicators by Maropack AG, Zell, Switzerland (“Maropack”). Our single buccal product is manufactured for us by Mipharm S.p.A., Milan, Italy (“Mipharm”).

Our wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., entered into an agreement dated July 12, 1996, with Fleet to manufacture our progesterone vaginal gel products for delivery in bulk containers. Pursuant to the agreement Fleet built and operates a dedicated suite for the manufacture of hormone products. Fleet may pass on increases in the cost of materials on three months notice and increases in labor on the anniversaries of the agreement. The original term of the agreement was 10 years after which either party may terminate the agreement on twelve (12) months prior written notice. Payments under the agreement are made in pounds sterling. Fleet also manufactures the Company’s non-progesterone vaginal gel products for delivery in bulk containers pursuant to individual purchase orders.

Our then wholly owned subsidiary, Columbia Laboratories (Ireland) Ltd., entered into an agreement dated October 28, 1993 (which agreement was later transferred to our wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd.), with Maropack to fill our bulk vaginal gel products into overwrapped single-use disposable applicators. The original term of the agreement was one (1) year with automatic one (1) year renewals. Either party may terminate the agreement on six (6) months prior written notice before the end of any renewal term. Prices are renegotiated annually based on forecasted production volumes. Payments under the agreement are made in Swiss francs.

Our wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., entered into an agreement dated May 7, 2002 with Mipharm to manufacture at least eighty-five percent (85%) of our requirements for our STRIANT® testosterone buccal product for sale in the United States, Europe and Latin America. Pursuant to the agreement Mipharm built and operates a dedicated suite for the manufacture of hormone products, one-half the cost of which was paid by us. The original term of the agreement is twelve (12) years with automatic three (3) year renewals. Either party may terminate the agreement on twelve (12) months prior written notice before the end of any term. The price of the product may increase based on increases in labor costs in Italy or raw materials. Payments under the agreement are made in Euros.

Products

Progesterone Gel Products: CRINONE and PROCHIEVE

Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.

Our principal product is a sustained release gel that delivers natural progesterone vaginally. Our vaginal progesterone gel product is marketed under the two brand names CRINONE and PROCHIEVE, and is available in 8% and 4% formulations.

CRINONE 8% is principally marketed to reproductive endocrinologists who generally perform the more technical procedures to assist women who are infertile become pregnant. Our 2008 focus for CRINONE commercialization will be to seek to convert sales of pharmacy compounded intramuscular progesterone injections and progesterone suppositories to sales of CRINONE. Preparation of marketing materials showing our compilation of 16 clinical trials that have been conducted to compare CRINONE to other forms of progesterone, will provide us with a compelling case for the efficacy of CRINONE. These data show that CRINONE is as effective as, and in some cases, numerically more effective than all the other delivery systems for progesterone. In the six clinical trials that included an arm evaluating patient preference, patients preferred CRINONE over the competing product in all six clinical trials. We believe that if we are able to communicate the information that we have compiled on CRINONE, through direct marketing to physicians and presentations by key opinion leaders in the reproductive endocrinology field, we should be able to convince physicians to prescribe CRINONE over the competing injections and suppositories. Our sales force is now focused on promoting our CRINONE 8% to the infertility specialty market. We plan to execute on the foundation we laid in 2007 for CRINONE 8% and expect that CRINONE will be a key revenue driver in 2008.

PROCHIEVE 8% is principally marketed to obstetricians and gynecologists who may use progesterone in conjunction with clomiphene citrate to assist women who are infertile become pregnant. We expect that in 2008 we will invest significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women which we have named the PREGNANT study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior pre-term birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit of administering vaginal progesterone to that patient population. However, secondary analyses of the data from this earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix at mid-pregnancy. This secondary analyses was conducted on a subset of patients with a short cervix at mid-pregnancy from the previous trial and the PREGNANT clinical trial is designed to confirm these data in a larger trial. The PREGNANT study was designed based in part on the data set forth in the White Journal and discussions with the FDA. This randomized, double-blind, placebo-controlled Phase III clinical trial is designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial is a reduction in preterm births at less than or equal to 32 weeks versus placebo. If the results of the PREGNANT trial confirm the results seen in the earlier clinical trial, we expect to file a NDA supplement seeking approval of PROCHIEVE 8% for this indication and utilize the name PROCHIEVE solely related to the preterm birth indication.

PROCHIEVE 4% is indicated for treatment of secondary amenorrhea. It is marketed only in the United States. Merck Serono suspended any promotional support for the 4% progesterone vaginal gel outside the United States but maintains the marketing rights. In September 2007, the Company and Ascend Therapeutics, Inc. (“Ascend”), entered into a five year license and supply agreement under which Ascend is responsible for marketing and sales of PROCHIEVE ® 4% in the United States.

The Company sells CRINONE and PROCHIEVE brand progesterone gels in the United States. The Company promotes these products to reproductive endocrinologists, obstetricians, and gynecologists. CRINONE brand progesterone gel is sold outside the U. S. by Merck Serono under a worldwide (excluding the U.S.) license from the Company.

CRINONE/PROCHIEVE utilizes the Company’s patented BDS, which enables the progesterone to achieve a preferential uptake of drug from the vagina to the uterus, or a “First Uterine Pass Effect™”. The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of metabolites seen with orally-delivered synthetic progestins.

CRINONE/PROCHIEVE in the 8% progesterone gel is approved in the U.S. for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. CRINONE®/PROCHIEVE® in both the 8% and 4% progesterone gels is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). CRINONE was first marketed in the U.S. in 1997. In 2002, Merck Serono discontinued marketing CRINONE 4% worldwide. PROCHIEVE 8% and PROCHIEVE 4% were first marketed in the U.S. in September 2002 and March 2003, respectively. In September 2007, we licensed PROCHIEVE 4% to Ascend to market this product in the U.S. effective January 1, 2008.

Outside the U.S., CRINONE has been approved for marketing for one or more medical indications in 60 countries. The medical indications include: progesterone supplementation or replacement as part of an ART treatment for infertile women; the treatment of secondary amenorrhea; the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”); the reduction of symptoms of premenstrual syndrome (“PMS”); menstrual irregularities; dysmenorrhea; and, dysfunctional uterine bleeding. PROCHIEVE is not marketed outside the U.S.

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

Other Vaginal Gel Women’s Products

Replens® Vaginal Moisturizer. Our BDS vaginal gel, without an active pharmaceutical ingredient, is sold as Replens Vaginal Moisturizer. Replens is indicated for replenishment of vaginal moisture on a sustained basis and to relieve the discomfort associated with vaginal dryness. Replens was the first product developed utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”), pursuant to an agreement under which the Company received royalties of 10% of sales of Replens in the U.S until October 2005. On June 29, 2004, the Company sold the remaining worldwide marketing rights for Replens to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement for Lil’ Drug Store’s requirements for Replens in non-U.S. markets that expires October 31, 2009 and a promotion agreement that expired at the end of 2006. See “Licensing and Development Agreements.”

RepHresh® Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. RepHresh works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. Using the BDS, RepHresh adheres to the epithelial cells of the vaginal lining for three or more days. It is available in convenient, pre-filled, disposable applicators. On June 29, 2004, the Company sold the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement that expires October 31, 2009 and a promotion agreement that expired at the end of 2006. Columbia sells product on a worldwide basis to Lil’ Drug Store. See “Licensing and Development Agreements.”

Advantage-S® Bioadhesive Contraceptive Gel. The Company marketed one additional product, Advantage-S® a female contraceptive gel, until June 2004. On June 29, 2004, the Company sold worldwide marketing rights to Advantage-S to Lil’ Drug Store. The production and sale of Advantage-S was discontinued during 2006. See “Licensing and Development Agreements.”

Products Outside of the Women’s Reproductive Healthcare Market

STRIANT® (testosterone buccal system). STRIANT is approved in the U.S., the U.K., Germany, France, Spain, Italy and 10 other European countries for treatment of hypogonadism in men. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. The purpose of testosterone replacement therapy is to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects 38.7% of men aged 45 years or older in the United States, approximately one million of whom currently receive treatment. The treatment for hypogonadism is to replace testosterone through one of many available delivery systems including transdermal patches, topical gels, injectable formulations of testosterone and the STRIANT buccal system.

STRIANT utilizes the BDS to achieve controlled and sustained delivery of testosterone via the buccal cavity - the small depression in the mouth where the gum meets the upper lip above the incisor teeth. The product, which has the appearance of a small monoconvex tablet, rapidly adheres to the buccal mucosa. STRIANT is absorbed into the bloodstream and delivered directly into the superior vena cava (major blood vessel), bypassing the gastrointestinal system and liver. In clinical trials, STRIANT produced circulating testosterone concentrations in hypogonadal males approximating physiologic levels seen in healthy young men.

The clinical data supporting the approval of STRIANT by the U.S. Food and Drug Administration (“FDA”) were generated from a 12-week U.S. multi-center, open-label, single arm trial that evaluated the efficacy, safety and tolerability of STRIANT in 98 men with hypogonadism. The most frequent adverse events that occurred with STRIANT in that trial at an incidence of 1% or greater which were possibly, probably or definitely related to the use of STRIANT were: gum or mouth irritation (9.2%), bitter taste (4.1%), gum pain (3.1%), gum tenderness (3.1%), headache (3.1%), gum edema (2.0%), and taste perversion (2.0%). A total of 16 patients reported 19 gum-related adverse events. Of these, ten patients (10.2%) reported 12 events of mild intensity, four patients (4.1%) reported five events of moderate intensity, and two patients (2.0%) reported two events of severe intensity. Four patients (4.1%) discontinued treatment with STRIANT® due to gum- or mouth-related adverse events, including two with severe gum irritation, one with mouth irritation and one with "bad taste in mouth." The majority of the gum-related adverse events were transient and resolved within one to 14 days. Patients on STRIANT should be advised to regularly inspect the gum region where they apply STRIANT and report any abnormality to their health care professional.

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

We market and sell STRIANT in the United States. STRIANT sales comprise less than 1% of the market for testosterone replacement products in 2007. Due to our focus on increasing prescriptions for our progesterone gel products and increasing our overall business in products for women’s reproductive health, our marketing and sales organization is not undertaking activities beyond those that we believe are required to maintain current U.S. sales of STRIANT.

In October 2002, the Company and Ardana plc (then Ardana Biosciences, Ltd., “Ardana”) entered into a license and supply agreement under which Ardana has licensed and, after obtaining necessary governmental product and pricing approvals, will sell STRIANT in 18 European countries (excluding Italy). See “Licensing and Development Agreements”. Ardana is currently marketing and selling STRIANT in the U.K., Ireland, Germany, Sweden, Finland, Norway, Denmark and the Netherlands.

In May 2003, the Company and Mipharm entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Licensing and Development Agreements”. Mipharm launched STRIANT into the Italian market in November, 2007.

Advance Formula Legatrin PM. In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches to Lil’ Drug Store. Lil’ Drug Store pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2010. See “Licensing and Development Agreements.”

Research and Development

The Company spent $5.8 million in 2007, $6.6 million in 2006 and $5.8 million in 2005 on research and development activities. The expenditures in 2007, 2006 and 2005 were primarily costs associated with the Company’s clinical study of PROCHIEVE® 8% (progesterone gel) for the prevention of recurrent preterm birth, discussed below. The expenditures in 2007 also included costs associated with the development of its vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.

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

Clinical studies are divided into three phases. Phase I studies typically involve small numbers of normal, healthy volunteers. Phase I studies are intended to assess a drug’s safety profile, including the safe dosage range. Phase I studies also determine how the drug is absorbed, distributed, metabolized, and excreted, as well as the duration of its action. Columbia has historically developed products using already approved active ingredients and developed them in our BDS technology. This has typically meant that Phase I studies are not required. Phase II studies involve volunteer patients (people with the disease intended to be treated) to assess the drug’s effectiveness. Phase III studies usually involve larger numbers of patients in clinics and hospitals to confirm the product’s efficacy and identify possible adverse events. Phase III studies are the “pivotal” studies that regulatory agencies require to show both safety and efficacy on a statistically representative population of people intended to be treated.

Following the completion of all three phases of clinical trials, the Company analyzes all of the data and files a New Drug Application (“NDA”) with the FDA if the data successfully demonstrate both safety and effectiveness. The NDA contains all of the scientific information that the Company has gathered. NDAs typically run thousands of pages. If the FDA approves the NDA, the new product becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies after approval (Phase IV studies) to evaluate long-term effects of the drug. The development, clinical testing and filing of an application to the respective regulatory agencies of those countries where the drug is intended to be approved for marketing and sales can cost millions of dollars.

PROCHIEVE 8% in Preventing Preterm Birth. On February 5, 2007, the Company reported the results of its Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of PROCHIEVE 8% in preventing preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation. The study did not achieve a statistically significant reduction in the incidence of preterm birth at week 32, the primary endpoint in the study population. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo.

On April 26, 2007, the Company reported that evaluation of a secondary endpoint of the study revealed a possible effect of PROCHIEVE 8% in delaying cervical shortening. Although an effect on cervical length was not the primary focus of this trial, pursuant to the study protocol, cervical length measurements were performed on all women at baseline (approximately at 20 weeks gestation) and at 28 weeks gestation. Data from the study show a statistically significant delay in cervical shortening in patients treated with PROCHIEVE 8%, and suggest a correlation between the cervical length data, PROCHIEVE 8% administration, and both a reduction in the likelihood of preterm birth and an improvement in infant outcomes.

Evaluation of treatment by cervical length at baseline revealed that the “responders” to progesterone were patients with a short cervix at baseline. Further evaluation of all randomized patients, including patients randomized with a short cervix only, show that patients with a cervical length less than 3.0 cm had a significant treatment effect to reduce the incidence of preterm birth less than 37 weeks. A further evaluation of the patients with baseline short cervical length revealed that in women with a baseline cervical length less than 2.8 cm, there was a statistically significant reduction in preterm birth less than or equal to 32 weeks gestation. These delays in delivery were associated with significant improvements in infant outcome.

We believe that these data may provide an explanation for previous studies conducted by others showing an effect of progesterone administration in preventing preterm delivery. While previous clinical trials have been conducted in a study population of women who have experienced prior pre-term deliveries, those trials did not measure cervical length. We believe that it is possible that the group of women who responded to progesterone in earlier trials may correspond to the women in our clinical trial whose cervices were shorter at baseline. Due to the fact that our study measured cervical length at baseline, certain women with a short cervix who were treated at clinics where a cervical cerclage is standard of care, were not randomized into our trial. Our trial therefore eliminated some of the population of patients that the secondary analysis indicates should benefit from progesterone treatment. On the basis of this analysis and discussions with the FDA, we designed the PREGNANT study which is underway. This randomized, double-blind, placebo-controlled Phase III clinical trial is designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of the PREGNANT clinical trial is a reduction in preterm births at less than or equal to 32 weeks versus placebo.

In the fourth quarter of 2007 we recruited 19 study sites, filed the protocol with each site’s IRB and trained their staff on the study protocol. We expect to begin enrollment in the PREGNANT study in the first quarter of 2008. We plan to enroll and complete this study in 2008 with all the babies delivered in time to report results in the first half of 2009.

Vaginally Administered Lidocaine. The Company is conducting clinical development activities for vaginally-administered lidocaine to prevent and treat dysmenorrhea, a common gynecologic disorder characterized by recurrent uterine cramping and pain before and during menses. Dysmenorrhea affects approximately 50% of menstruating women, 10% of whom have cramps severe enough to incapacitate them from one to three days each month. Current treatments address the pain but not the underlying problem. Our hypothesis is that administration of lidocaine vaginally using our BDS technology can minimize or prevent the severe cramping that results in the debilitating pain of dysmenorrhea. A European clinical trial conducted by the Company in 2003 demonstrated that vaginally-administered lidocaine reduced the frequency of uterine contractions, as well as the intensity and frequency of uterine pain. Subjects were evaluated following vasopressin-induced cramping in the late luteal phase of the menstrual cycle, near menses.

On September 8, 2005, we announced the successful completion of a pharmacokinetics study for our vaginally administered lidocaine. The study evaluated both the blood levels obtained by, as well as the relative safety from, three doses of lidocaine formulated with the Company’s BDS. On June 27, 2007, we announced the successful completion of a multi-dose pharmacokinetic study of vaginally-administered lidocaine. The 43-subject study was designed to measure blood levels associated with the Company’s bioadhesive vaginal lidocaine formulation at three dose strengths over multiple doses. For each of the dose levels studied, use of our bioadhesive formulation over four consecutive days was associated with blood levels that are well within an accepted range. Based on those results, the Company initiated a Phase II study in the second quarter of 2007. This study is a 75-patient Phase II cross-over study in patients with dysmenorrhea. We expect to conclude enrollment in April 2008, and announce results from this clinical trial in the third quarter of 2008.

Once we have Phase II data on our lidocaine candidate, assuming positive results, we believe we will be in a position to explore potential partnership opportunities for this product candidate, ideally to co-develop and co-market it. A partnership makes sense because many young women affected by dysmenorrhea are seen by pediatricians and family practice physicians, not OB/GYNs, and the pediatric and family practice markets fall outside our strategic focus. We plan to have an end of Phase II meeting with FDA and begin designing the Phase III program for lidocaine in 2008, again assuming positive data. This will keep us on track to meet our ultimate goal of an NDA filing with FDA and potential approval in 2010.

PROCHIEVE 4% for the Prevention of Endometrial Hyperplasia. In 2004 a third party, five-year study was initiated to evaluate the long-term effects of Hormone Replacement Therapy in menopausal women. The study investigators selected PROCHIEVE 4% as the active progesterone to be administered to all menopausal women with an intact uterus who receive estrogen to prevent them from developing endometrial hyperplasia. We are supplying Prochieve 4% for this trial, therefore, our costs are minimal, but we will have access to the data and could possibly utilize the data for publication purposes in a peer reviewed medical journal.

Terbutaline Vaginal Gel. In December 2002, the Company entered into a development and license agreement with Ardana to develop the Company’s terbutaline vaginal gel product candidate for the treatment of infertility, dysmenorrhea and endometriosis. The Company received a payment of $0.3 million upon signing of the agreement and will receive an additional $0.3 million upon completion of a successful Phase II clinical trial by Ardana. Under the terms of the agreement, if the Phase II trial is successful the Company can elect to continue to work with Ardana to progress the product through further clinical trials and subsequent applications for regulatory approvals. In that case, the Company would have the right to market the product in North America and Ardana would have rights focused in Europe. The parties would share equally in proceeds from licensing and distribution of the product in the rest of the world. If the Company elects not to continue working on the product at the end of the Phase II trial, Ardana can continue to develop the product. In 2007, Ardana elected to suspend development of the product as a result of slow recruitment in a proof of concept clinical trial.

Testosterone Progressive Hydration Vaginal Tablet. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. A preliminary clinical plan, with a focus on reducing the size of systemic uterine fibroids is under review. We are not currently investing further in this drug candidate due to our investment in the PREGNANT and vaginal lidocaine clinical trials. We may consider further investment, if resources allow, at a later date.

Vaginally Administered Carbamide Peroxide. The Company is conducting pre-clinical development activities for a vaginally-administered carbamide peroxide product for treating or preventing vaginal infections. The product candidate is being investigated to determine the benefit of releasing and maintaining a very low concentration of peroxide over an extended period of time, in order to provide the benefits of oxygen release without adversely affecting normally-desired local vaginal flora. We do not plan to invest fully in development of this drug candidate at this time, but may consider further investment as resources become available at a later date.

Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of small chain peptides for extended periods of time using the Company’s progressive hydration buccal technology. Based on these positive results, the Company has initiated partnering discussions related to peptide buccal tablets.

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

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT® in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $0.4 million that was paid in 2003. We received a payment of $0.1 million, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $0.2 million, less VAT withholding, in 2007 on marketing authorization received by Mipharm in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. In 2007, Mipharm launched sales of STRIANT® in Italy.

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

In December 2002, the Company and Ardana executed a development and license agreement (described above) to develop the Company’s terbutaline vaginal gel product. In 2007, Ardana elected to suspend development of the product as a result of slow recruitment in a proof of concept clinical trial.

Lil’ Drug Store Products, Inc.

In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year professional services agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens® Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens to Lil’ Drug Store in May 2000. Under the terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh and Advantage-S from the Company. The production and sale of Advantage-S was discontinued during 2006. The Company supplies RepHresh and ex-U.S. requirements for Replens under the supply agreement. The professional services agreement expired at the end of 2006.

In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil’ Drug Store. Lil’ Drug Store pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2010.

Ascend Therapeutics, Inc.

In September 2007, the Company and Ascend, entered into a five year license and supply agreement for the Company’s PROCHIEVE ® 4% progesterone gel, pursuant to which, effective January 1, 2008, Ascend is responsible for marketing and sales of PROCHIEVE ® 4% in the United States. Ascend will purchase product from the Company at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement.

Financing Agreements

On July 31, 2002, PharmaBio Development (“PharmaBio”), an affiliate of Quintiles Transnational Corp. agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. As of December 31 2007, the Company has paid $4.4 million in royalties to PharmaBio under this agreement. The final payment under this agreement of $3.6 million was paid February 29, 2008. During 2007, the Company recognized that its method of calculating interest on this financing agreement was incorrect and has restated results for 2004, 2005 and 2006. See Note 2 in the Company’s Consolidated Financial Statements that shows the effect of the restatement.

On March 5, 2003, the Company and PharmaBio entered into a second agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT® in the United States up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the third quarter of 2003 and are subject to the aggregate minimum ($30 million) and maximum ($55 million) amounts. A true-up payment under the STRIANT agreement due in November of 2006 was prepaid by the Company in April 2006 in the amount of $11.6 million, representing the present value of the true up payment at a discount value of 6%. Because the minimum amount exceeds $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. As of December 31, 2007, the Company has paid $13.1 million in royalties (including the true-up payment) to PharmaBio under this agreement. In 2007, the Company recognized that its method of calculating interest on this financing agreement was incorrect and has restated results for 2004, 2005 and 2006. See Note 2 in the Company’s Consolidated Financial Statements that shows the effect of the restatement.

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

Subject of patent	Year of Expiration	Product or Project
Progressive hydration tablets	2019	STRIANT® — testosterone progressive hydration vaginal tablet — peptide delivery system

First Uterine Pass Effect™	2018	vaginally administered lidocaine — terbutaline vaginal gel — testosterone vaginal gel

Progesterone delivery	2013	CRINONE®/PROCHIEVE®

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

Sales of Products

We receive revenues from our “Progesterone Products” that we promote through our own sales force to reproductive endocrinologists and obstetricians and gynecologists and sell to wholesalers and specialty pharmacies and from sales to licensers. We supplement our Progesterone Products revenues by selling other products that use our BDS which we refer to as “Other Products”. Most of the Other Product revenue is based on sales of products to licensees. As of December 31, 2007:

Progesterone Products are:

•	CRINONE® 8% progesterone gel marketed by us in the U.S.

•	CRINONE® 8% sold to Merck Serono for sale outside the U.S.

•	PROCHIEVE® 8% progesterone gel marketed by us in the U.S.

•	PROCHIEVE® 4% progesterone gel sold to Ascend for sale in the U.S. from January 1, 2008

Other Products are:

•	STRIANT® testosterone buccal system marketed by us in the U.S.

•	STRIANT® sold to our marketing partners outside the U.S.;

•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store outside the U.S.

•	RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis; and

•	Royalty and licensing revenues.

Prior to establishing our own sales force in 2002, we generally out-licensed marketing rights to our products. In October 2002, our sales force began to call on obstetricians and gynecologists to encourage prescriptions for PROCHIEVE 8%. The sales force began sales efforts for PROCHIEVE 4% in April 2003, and in September 2003 began to call on endocrinologists, urologists and certain primary healthcare doctors to encourage prescriptions for STRIANT.

On December 22, 2006, the Company acquired the U.S. marketing rights to CRINONE® and added reproductive endocrinologists to its infertility physician targets. In addition to these specialists, who typically handle the more sophisticated infertility treatments, the Company’s sales force calls on obstetricians and gynecologists, general endocrinologists, urologists and certain primary healthcare physicians. The sales force is predominantly focused on women’s reproductive healthcare providers with the aim of building the Company’s existing infertility business. In July of 2007, in order to better align territories and revenue potential with our targeted reproductive endocrinologists and obstetricians, we expanded the sales force to 35 sales representatives and sales management.

Success of Marketing Efforts

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients, and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

•	Perceived efficacy of our products;

•	Convenience and ease of administration;

•	Prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	Availability of alternative treatments;

•	Cost effectiveness;

•	The pricing of our products; and

•	Our ability to obtain third party coverage or reimbursement for our products.

Even though we have received regulatory approval for CRINONE®, PROCHIEVE® and STRIANT®, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products. We promote CRINONE, PROCHIEVE and STRIANT on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of PROCHIEVE 4% in the U.S., RepHresh® in the U.S. and foreign countries, and of Replens®, CRINONE, and STRIANT in foreign countries. Factors that could affect our success in marketing our products include:

•	The effectiveness of our production, distribution and marketing capabilities;

•	The successful marketing of our products by our distribution and marketing partners;

•	The success of competing products; and,

•	The availability and extent of reimbursement from third party payors.

If any of our products or product candidates fail to achieve market acceptance, we or our marketing partners may be unable to sell the products successfully, which would limit our ability to generate revenue and could harm our business.

As previously disclosed, in July 2002 and March 2003 we entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and STRIANT, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts, and the minimum amounts are in excess of the amounts we received from PharmaBio. Our failure to successfully market our products could have a material adverse effect on our ability to pay the minimum amounts to PharmaBio. The final payment under the 2002 agreement was made on February 29, 2008.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections, by pharmacy-compounded vaginal suppositories, with Prometrium® (oral micronized progesterone) marketed by Solvay Pharmaceuticals, Inc. (“Solvay”), and Endometrin® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc. (“Ferring”). CRINONE/PROCHIEVE and Endometrin are the only progestin products approved by FDA for use in infertility or for use in pregnant women. Endometrin was approved by the FDA in June of 2007.

STRIANT competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed Pharmaceuticals, Inc. (“Unimed”), Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals Inc. (“Auxilium”), and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. (“Watson”) Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.

Customers

Our customers include trade customers, such as drug wholesalers, specialty pharmacies, and chain drug stores, and our marketing partners. We make calls on the Company’s trade customers and doctors to promote CRINONE®, PROCHIEVE® and STRIANT®. Our practice, in the case of our trade customers, is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog orders are not significant. In the case of our marketing partners, firm purchase orders are received by the Company ninety to one hundred twenty days in advance of the expected shipping date.

Revenue by Product

The following table sets forth the percentage of the Company's consolidated net revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the four years ended December 31:

	2007	2006	2005	2004
CRINONE®	64%	39%	37%	40%
RepHresh®	11%	4%	12%	4%
PROCHIEVE®	5%	16%	15%	10%
Replens®	8%	16%	11%	15%
STRIANT®	7%	5%	6%	18%
Royalty income	2%	12%	11%	6%
Sales force promotional fees	0%	4%	3%	3%
Licensing fees	3%	4%	3%	3%
Other products	0%	0%	2%	1%
	100%	100%	100%	100%

The following table presents information about Columbia’s net revenues, including royalty and license revenue, by customer for each of the four years ended December 31:

in millions	2007	2006	2005	2004

Merck-Serono (formerly Serono)	$8.2	$8.2	$9.7	$8.5
Cardinal Healthcare	6.0	2.1	1.8	1.4
Lil' Drug Store Products, Inc.	6.0	4.6	6.9	3.6
McKesson	3.9	1.9	1.6	1.2
AmerisourceBergen	2.8	-	-	-
All others (none over 5%)	2.7	0.6	2.0	3.1
	$29.6	$17.4	$22.0	$17.8

Sales by Geographic Area

The following table sets forth the Company's consolidated net revenues, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

in millions	2007	2006	2005	2004

United States	$15.2	$8.0	$10.9	$11.2
Switzerland	8.1	5.7	5.4	3.3
Other European Countries	6.3	3.7	5.7	3.3
Subtotal International	14.4	9.4	11.1	6.6
	$29.6	$17.4	$22.0	$17.8

Employees

As of March 5, 2008, the Company had 56 employees: 3 in management, 4 in production, 36 in sales and marketing, and 13 in support functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

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

We have had a history of losses since our founding. For the fiscal year ended December 31, 2007, we had a net loss of $14.3 million. If we and our partners are unable to successfully market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. Additional financing may not be available to us on acceptable terms, if at all.

Our business is heavily dependent on the continued sale of CRINONE® 8%, PROCHIEVE® 4%, Replens®, and RepHresh® by our marketing partners. If revenues from these partnered products fail to increase as anticipated, or materially decline, our financial condition and results of operations will be materially harmed.

Our operating results are heavily dependent on the revenues and royalties derived from the sale of CRINONE 8% to Merck Serono for sale outside the U.S., the sale of PROCHIEVE 4% to Ascend for sale in the U.S., the sale of STRIANT to Ardana and Mipharm for sale in Europe, and the sale of Replens and RepHresh to Lil’ Drug Store. Revenues from sales of these partnered products in 2007, comprised approximately 49% of our total revenues. We do not control the amount and timing of marketing resources that our partners devote to our products. If Merck Serono fails to effectively market CRINONE 8% in its ex-U.S. territories, Ascend fails to effectively market PROCHIEVE 4% in the U.S., Ardana and Mipharm fail to effectively market STRIANT in their respective territories, or Lil’ Drug Store fails to effectively market Replens and RepHresh, this could have a material adverse effect on our business, financial condition and results of operations.

We acquired marketing rights to CRINONE in the United States in December 2006, and we may never realize the anticipated benefits of the acquisition.

On December 22, 2006, we purchased the marketing rights in the United States to CRINONE from Merck Serono, and we began in 2007 to call for the first time on reproductive endocrinologists, a medical specialty in infertility. Our goal is to grow CRINONE® prescribing practices with these specialists. We believe the reproductive endocrinologists are particularly important because of their influence on prescribing practices of obstetricians and gynecologists who also treat infertility. Our efforts to grow the CRINONE business may not be successful and we may fail to realize the anticipated benefits of the acquisition.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, including Endometrin® (progesterone vaginal insert) marketed by Ferring, Prometrium® (oral micronized progesterone) marketed by Solvay, pharmacy-compounded injections and pharmacy-compounded vaginal suppositories. In June, 2007, Ferring obtained FDA approval for, and launched, Endometrin® (progesterone vaginal insert) a competing product for use in infertility. Ferring is one of the leading companies in the infertility market and, in addition to Endometrin, offers gonadotropin hormones generally used for the treatment of infertility. Ferring may have greater awareness among key reproductive endocrinology opinion leaders than Columbia.

STRIANT® competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Unimed, Testim® (testosterone gel) marketed by Auxilium, and Androderm® (testosterone transdermal system) marketed by Watson. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.

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

Similarly, while testosterone is a natural male hormone, present at normal levels in most men through their lifetimes, some men require testosterone replacement therapy, or TRT, to normalize their testosterone levels. It is possible that data suggesting risks or problems may come to light in the future that could demonstrate a health risk associated with TRT or STRIANT®. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of TRT. As a result, physicians and patients may not wish to prescribe or use TRT products, including STRIANT.

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

Nearly every aspect of the development, manufacture and commercialization of our pharmaceutical products is subject to time-consuming and costly regulation by various governmental entities, including the Food and Drug Administration, or FDA, the Drug Enforcement Administration and state agencies, as well as regulatory agencies in those foreign countries in which our products are manufactured or distributed. The FDA has the power to seize adulterated or misbranded products and unapproved new drugs, to require their recall from the market, to enjoin further manufacture or sale, and to publicize certain facts concerning a product.

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

In addition, developing product candidates is very expensive and will continue to have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	Our ability to raise any additional funds that we need to complete our trials;

•	The number and outcome of clinical trials conducted by us and/or our collaborators;

•	The number of products we may have in clinical development;

•	In licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	Future levels of our revenue.

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

Other than PROCHIEVE® 8% (progesterone gel) which is being evaluated for the prevention of preterm birth in women with a short cervix at mid-pregnancy, and PROCHIEVE® 4% (progesterone gel), which is being evaluated for the prevention of endometrial hyperplasia in women with an intact uterus undergoing estrogen replacement therapy, none of our product candidates have received regulatory approval from the FDA or any foreign regulatory authority. The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and therefore may never be profitable.

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

We are dependent on third-party suppliers of raw materials for our products, the loss of whom could impair our ability to manufacture and sell our products.

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

We currently purchase progesterone and testosterone for our products from only one supplier. If that supplier is unable or unwilling to satisfy our needs, we will be required to seek alternative sources of supply. While several alternative sources of progesterone and testosterone exist, the time needed to obtain regulatory approvals for new suppliers may impair our ability to manufacture and sell our products.

We are dependent upon third-party developers and manufacturers, the loss of which could result in a loss of revenues.

We rely on third parties to develop and manufacture our products, including Fleet, which manufacturers our vaginal gel products in bulk, Maropack, which fills our vaginal gel products into applicators and Mipharm which manufacturers STRIANT®. These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain FDA approval of alternate developers and manufacturers. Delays in the development and manufacture of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of our products would impair our ability to deliver our products to customers on a timely and competitive basis, and could result in the loss of revenues.

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

As of December 31, 2007, we had certain net operating loss carryforwards of approximately $157.3 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

The price of our Common Stock has been and may continue to be volatile.

Historically, the market price of our Common Stock has fluctuated over a wide range. In fiscal year 2006, our Common Stock traded in a range from $2.53 to $5.98 per share. In fiscal year 2007, our Common Stock traded in a range from $1.04 to $5.25 per share. It is likely that the price of our Common Stock will fluctuate in the future. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.

Sales of large amounts of Common Stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect rights of common stockholders.

As of March 3, 2008, we had 51,961,789 shares of Common Stock outstanding, of which 51,482,724 shares were freely tradable by non-affiliates. As of that date, approximately 479,065 shares of Common Stock were restricted or held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options. If all of these securities are exercised or converted, an additional 21,098,776 shares of Common Stock will be outstanding, all of which will have been registered for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

Under our certificate of incorporation, our Board of Directors has the authority to issue up to 1.0 million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. In addition, we may issue convertible debt without shareholder approval. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock or convertible debt that may be issued in the future. While we have no present intention to authorize or issue any additional series of preferred stock or convertible debt, such preferred stock or convertible debt, if authorized and issued, may have other rights, including economic rights senior to the Common Stock, and, as a result, their issuance could have a material adverse effect on the market value of our Common Stock.

We have a substantial amount of debt.

As of December 31, 2007, we had outstanding approximately $40 million principal amount of our convertible debt due December 31, 2011. In addition, as of December 31, 2007 we had remaining future minimum payments due to PharmaBio pursuant to certain financing agreements of approximately $20.5 million. On February 29, 2008, the Company paid $3.6 million of this obligation. Our annual interest expense is more than $8 million of which approximately $3.2 million is the annual cash portion of the expense relating to the convertible debt, for the next four years. Unless we generate substantial additional sales from our products or raise substantial additional capital, we may not be able to pay the interest on our debt or repay our debt at maturity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2007, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	9,450	October, 2013	$212,625
Paris, France	European logistics office	150	3 months notice	$18,811

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT®, PROCHIEVE®, and CRINONE® terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT®, PROCHIEVE®, and CRINONE® . The Company intends to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers and Directors of the Registrant

Our executive officers and Directors as of March 3, 2008, were as follows:

Name	Age	Position with the Company
Robert S. Mills	55	President and Chief Executive Officer, Director
Michael McGrane	58	Senior Vice President, General Counsel and Secretary
James A. Meer	62	Senior Vice President, Chief Financial Officer and Treasurer
Stephen G. Kasnet	61	Chairman of the Board
Edward A. Blechschmidt	55	Vice Chairman of the Board
Valerie L. Andrews	48	Director
James S. Crofton	55	Director
Denis M. O’Donnell, M.D.	54	Director
Selwyn P. Oskowitz, M.D.	62	Director

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

Mr. Mills was promoted to President and Chief Executive Officer on March 6, 2006. On January 5, 2006, Mr. Mills was elected President and Chief Operating Officer and was elected to the Company’s Board of Directors. Mr. Mills joined Columbia in May 2001 as Senior Vice President, Operations and was named Chief Operating Officer in September 2003. Prior to joining the Company, Mr. Mills served five years as Senior Vice President, Manufacturing Operations, at Watson Pharmaceuticals, Inc. from 1996 to 2001. During his 33-year career in the pharmaceutical industry he also served as Vice President, Operations, at Alpharma, Inc. from 1993 to 1996 and held various positions with Aventis SA, including Director-Plant Operations. Mr. Mills holds a B.S. degree from Grove City College.

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

Mr. Meer has served as Senior Vice President, Chief Financial Officer and Treasurer since December 2006. He has over 35 years of financial experience in both privately-held and publicly-traded companies, of which 15 years are in the life sciences industry. He most recently served from 2004 to 2006 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Pharmos Corporation, a biotechnology company, prior to which he was a consultant from 2001 to 2004 to pharmaceutical and biotech companies providing strategic and financial advice. Mr. Meer previously served eight years as Vice President and Treasurer of Schein Pharmaceutical, Inc., where he was responsible for capital formation, including a successful IPO, strategic planning and investor relations. He also held senior financial positions with public companies including EnviroSource, Inc., John Labatt Ltd. and General Host Corporation. Mr. Meer holds an M.B.A. degree from Pace University and a B.A. degree on economics from Rutgers College.

Mr. Kasnet has been a director of the Company since August 2004 and Chairman of the Board since November 2004. He is the Chairman of Dartmouth Street Capital LLC, which he joined in 2007. He was President and Chief Executive Officer of Harbor Global Company, Ltd., from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot and Forbes. He serves as Chairman of the Board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He was Chairman of Warren Bank from 1990 to 2003. He is also a trustee and vice president of the board of The Governor’s Academy, Byfield, MA.

Mr. Blechschmidt has been a director of Columbia since August 2004 and Vice Chairman of the Board since November 2004. He was Chairman, Chief Executive Officer and President of Gentiva Health Services (home healthcare) from March 2000 until his retirement in July 2002. He previously served as Chief Executive Officer of Olsten Corporation (“Olsten”) (staffing services), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was President and Chief Executive Officer of both Siemens' Nixdorf Americas (information technology) and Siemens' Pyramid Technology (information technology), prior to which he served more than 20 years with Unisys Corporation (information technology), ultimately as Chief Financial Officer. He is currently a director of Health South Corp. (healthcare) and Lionbridge Technologies, Inc. (business services).

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

Mr. Crofton has been a director of Columbia since October 2005. He has been Senior Vice President and Chief Financial Officer of Sarnoff Corporation (technology) since 1999. Previously, Mr. Crofton was Chief Financial Officer of EA Industries, Inc. (electronics manufacturing), and prior to that served in various positions, including Vice President of Finance, with Unisys Corporation ((information technology)). He is currently a Director of American Mold Guard, Inc (construction materials).

Dr. O’Donnell has been a director of the Company since January 1999, and is Managing Director of Seaside Capital, LLC. From 2004 to 2005, he also served as Chief Executive Officer of Molecular Diagnostics, Inc. (medical diagnostics and screening). Dr. O’Donnell served as Chairman of the Board of Directors of Novavax, Inc. (pharmaceuticals) from 2000 to 2005, President from 1995 to 1997, and Vice President from 1991 to 1995. He remains a Director of Novavax, Inc. and serves on both the Board of Directors and audit committee of ELXSI, Inc. (restaurant and water inspection services).

Dr. Oskowitz has been a director of the Company since January 1999. Dr. Oskowitz has been an assistant professor of obstetrics, gynecology and reproductive biology at Harvard Medical School since 1993. He is a reproductive endocrinologist at, and Director of, Boston IVF, a fertility clinic with which he has been associated since 1986. Dr. Oskowitz is a past President of the Boston Fertility Society.

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

The Company's Common Stock, par value $.01 per share ("Common Stock"), is traded on the NASDAQ Global Market under the symbol CBRX. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Global Market.

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$5.20	$4.01
Second Quarter	5.26	2.90
Third Quarter	4.03	2.53
Fourth Quarter	5.98	3.21

Fiscal Year Ended December 31, 2007
First Quarter	$5.25	$1.04
Second Quarter	3.20	1.29
Third Quarter	2.72	2.00
Fourth Quarter	2.96	2.03

At March 3, 2008, there were approximately 300 shareholders of record of the Company's Common Stock, one shareholder of record of the Company's Series B convertible preferred stock (“Series B Preferred Stock”), 5 shareholders of record of the Company’s contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) and 7 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 7,000 beneficial owners of its Common Stock on such date.

The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock, and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares at December 31,2007). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond the control of the Company such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.

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

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the issuance and sale of convertible subordinated notes. The notes bear interest at a rate of 8% per annum and mature on December 31, 2011. They are convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE® for $33 million, purchase Serono’s current inventory of that product, and pay other costs related to the transaction. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that is being amortized aver the remaining term of the license. The balance of approximately $3.7 million was used for general corporate purposes.

All of such securities were issued in unregistered offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended or Regulation D thereunder.

During 2007, outstanding options were exercised resulting in the issuance of 43,050 shares of Common Stock and the receipt of $0.1 million by the Company. Proceeds were used for general corporate purposes. In addition, 2,075 shares of Series C Preferred Stock were converted into 1,564,548 shares of Common Stock, and 5,453 shares of Series E Preferred Stock were converted into 272,650 shares of Common Stock.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2007, regarding the Company's compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,936,335	$4.64	1,862,026
Equity compensation plans not approved by security holders	625,000	$7.28	0
Total	5,561,335	$4.94	1,862,026

The Company has one shareholder-approved equity compensation plan, the 1996 Long-term Performance Plan (the “1996 Plan”), adopted in October 1996, which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors.

Stockholder Rights Plan

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

 Performance Graph

Comparison of Five-Year Cumulative Total Return*
Columbia Laboratories, Inc., Russell 2000 Index, Value Line Drug, And Peer Group
(Performance Results Through 12/31/07)

Assumes $100 invested at the close of trading 12/02 in Columbia Laboratories, Inc. common stock, Russell 2000 Index,
Value Line Drug, and Peer Group.
Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Peer Group Companies are Adolor Corp., Anesiva, Inc., Antares Pharma, Inc., Barrier Therapeutics, Inc., Cell Therapeutics, Inc., Collagenex Pharmaceuticals, Inc., Cyclacel Pharmaceuticals, Inc., Depomed, Inc., Entremed, Inc., ISTA Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc., Penwest Pharmaceuticals Co., Renovis, Inc., and Sciclone Pharmaceuticals, Inc.

Item 6. Selected Financial Data

The following selected financial data (not covered by the auditors’ reports) are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods. As discussed in Note 2 to the consolidated financial statements, the financial statements for the years ended December 31, 2006, 2005, and 2004 have been restated to correct previously reported interest expense for financing arrangements and to correct the classification of contingently redeemable Series C Preferred stock. The interest expense and net loss have been adjusted for the year 2003.

Financial Highlights

	2007	2006	2005	2004	2003
		(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data:
(000's except per share data)

Net Revenues	$29,627	$17,393	$22,041	$17,860	$22,415
Gross Profit	20,613	9,573	13,929	10,072	12,632
Operating Expenses	28,721	20,733	21,160	32,044	32,214
Interest Expense	7,946	2,670	3,491	3,928	2,285
Net Loss	(14,292)	(12,485)	(10,104)	(26,067)	(21,590)
Loss per common share	(0.28)	(0.26)	(0.25)	(0.64)	(0.58)
Weighted average number of common
shares outstanding-basic and diluted	51,124	48,089	41,752	40,984	37,440

Balance Sheet Data at December 31
(000's)

Working capital (deficiency)	$14,461	$23,410	($3,471)	$9,303	$33,690
Total Assets	56,589	65,839	14,732	29,268	42,755
Notes payable	27,536	25,299	-	-	10,000
Long-term portion of financing agreements	11,426	13,277	10,921	20,299	16,186
Contingently Redeemable Series C Preferred Stock	1,125	3,200	3,250	3,250	3,250
Shareholders' equity (deficiency)	2,015	12,616	(20,573)	(17,157)	2,398

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

We are in the business of developing, manufacturing and selling pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies. We are focused predominantly on the women’s reproductive healthcare market but our product development projects address the broader women’s healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

We have a 35 person sales organization that promotes our two natural progesterone gel products, CRINONE® 8% and PROCHIEVE® 8% in the United States. We acquired the U.S. marketing rights to CRINONE in December 2006, and can now promote these products to a full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility. We also promote STRIANT® testosterone buccal system for the treatment of hypogonadism in men, however, our focus in fiscal 2008 is to increase prescriptions of our infertility products.

We derive additional revenues from our established marketing partnerships, through which certain of our products are commercialized in global territories outside the U.S. and U.S. markets on which we are not currently focused.

Through our development organization, we seek opportunities to develop new products using our drug delivery technology and obtain new label indications for our existing products. We expect that we will retain proprietary rights to certain of these products and label indications, particularly where they are complementary to our existing sales and marketing capabilities. We also expect to seek strategic partners for, or to divest, products that fall outside our core women’s healthcare focus.

Our net loss for 2007 was $ 14.3 million, or $0.28 per basic and diluted common share. We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE® acquisition that our future financial statements will reflect. Our sales and distribution expenses will be higher in 2008 to fund market research and medical education programs for our progesterone products. In 2008, we expect that our research and development expenses will be higher than those in 2007, primarily as a result of our investment in our PREGNANT clinical trial of Prochieve 8% for the prevention of preterm birth in women with a short cervix at mid-pregnancy, and in clinical trials related to development of our drug candidate, vaginally-administered lidocaine for treatment of dysmenorrhea, or painful menstruation.

Our 2007 revenues reflect the first full year of our marketing efforts for both brands of 8% progesterone gel in the US, and in particular our attention to CRINONE 8%. In 2007, we undertook significant activities to frame the marketing materials and activities for CRINONE 8%. Our CRINONE 8% sales and marketing activities in 2007 included:

•	Expansion of our sales force from 25 to 35 sales representatives and sales management personnel to focus on the infertility specialty market, particularly on the west coast of the U.S.

•
Establishment of a strong presence at the annual meeting of the American Society of Reproductive Medicine in October 2007, which we believe effectively emphasized our objective of becoming a major player in the market for infertility treatments

•
Preparation of marketing materials showing our compilation of 16 clinical trials that have been conducted to compare CRINONE to other forms of progesterone, which provided us with a compelling case for the efficacy of CRINONE. We believe that these data show that CRINONE is as effective as, and in some cases numerically more effective than the other delivery systems for progesterone. In the six clinical trials that included an arm evaluating patient preference, patients preferred CRINONE over the competing product in all six clinical trials;

•
Formulation of our Infertility Advisory Committee of respected reproductive endocrinologists from around the United States who provide us with insight on how to best communicate to physicians and patients all the clinical information that is available for CRINONE

•	Outreach to key opinion leaders and a number of reproductive endocrinologists who have agreed to speak on behalf of CRINONE

Our partner Merck Serono has exclusive rights to market CRINONE in all countries outside of the United States. Increased sales of CRINONE in non-U.S. markets by Merck Serono, who pays us a transfer price on CRINONE sales, contributed to revenue growth in 2007. Worldwide progesterone sales were up 84% over 2006. We expect that CRINONE sales will continue to increase in markets outside the U.S., and that it may enter new markets, including China, if approved.

We expect that our 2008 focus for CRINONE commercialization will be to seek to convert sales of pharmacy compounded intramuscular progesterone injections and progesterone suppositories to sales of CRINONE. We believe that these products share 75% of the total U.S. progesterone market. We believe that if we are able to communicate the information that we have compiled on CRINONE, through direct marketing to physicians and presentations by key opinion leaders in the reproductive endocrinology field, we should be able to convince physicians to prescribe CRINONE over the competing injections and suppositories.

Our sales force is now focused on promoting our CRINONE 8% to the infertility specialty market. We plan to execute on the foundation we laid in 2007 for CRINONE 8% and expect that CRINONE will be a key revenue driver in 2008.

Clinical development of PROCHIEVE 8% for Prevention of Preterm Birth in Women with Mid-pregnancy Short Cervix.

We expect that in 2008 we will invest significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women which we have named the PREGNANT study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior pre-term birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit of administering vaginal progesterone to this patient population. However, secondary analyses of the data from this earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix in mid-pregnancy. The PREGNANT clinical trial is designed to confirm these data in a larger trial. If the results of the PREGNANT trial confirm the results seen in the earlier clinical trial, we expect to file a NDA supplement seeking approval of PROCHIEVE 8% for this indication.

The clinical trial data were published in October 2007 in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology (also known as the “White Journal”), which, was followed by the publication of an abstract entitled “Progesterone Reduces the Rate of Cervical Shortening in Women at Risk for Preterm Birth” in the December 2007 supplement of the American Journal of Obstetrics and Gynecology. Because we were able to publish data in advance of the 2008 Annual Meeting of the Society for Maternal-Fetal Medicine in late January 2008, the data underlying this abstract were discussed in an oral presentation at that meeting.

The PREGNANT study was designed based in part on the data set forth in the White Journal and discussions with the FDA. This randomized, double-blind, placebo-controlled Phase III clinical trial is designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial is a reduction in preterm births at less than or equal to 32 weeks versus placebo.

In the fourth quarter of 2007 we recruited 19 study sites, filed the protocol with each site’s Institutional Review Board (“IRB”) and trained their staff on the study protocol. We expect to begin the recruiting efforts in the PREGNANT study in the first quarter of 2008. If we are able to meet our enrollment timeline for this trial, we expect to enroll and complete this clinical trial in 2008, with all the babies delivered in time to report results in the first half of 2009.

Clinical development of vaginally-administered lidocaine for the treatment of dymenorrhea.

Throughout 2007 we continued to invest in our vaginal lidocaine drug candidate, which we are evaluating to prevent and treat the severe uterine cramps that result in the debilitating pain of dysmenorrhea. In the U.S. alone, this common, painful condition seriously affects about 5.6 million women in the age range of 20 to 45 to the point where they frequently miss work. This figure exclude very young women between the onset of menstruation and age 20 who can suffer dysmenorrhea at a higher percentage than the more mature female population between the ages of 20 and 45.

In mid 2007 we completed a multi-dose pharmacokinetic study of the lidocaine candidate and reported positive results demonstrating safe blood levels from our delivery system. We subsequently initiated a 75-patient Phase II cross-over study in patients with dysmenorrhea. We expect to conclude enrollment in April 2008, at the current rate of enrollment. We expect to announce data and results from this clinical trial in the third quarter of 2008.

We expect that the data from the Phase II clinical trial of our lidocaine candidate, if positive, will significantly reduce the risk of further investment in this drug candidate, allowing us to explore potential collaborative arrangements for further development and commercialization of this product candidate The potential market for a vaginal lidocaine product includes pediatricians and family practice physicians, who fall outside our strategic focus. If the Phase II clinical trial data support further development of the drug candidate, we plan to have an end of Phase II meeting with FDA and begin designing the Phase III program for lidocaine in 2008.

Results of Operations

Summary

We restated our historical audited financial statements for the fiscal years ended December 31, 2006, 2005, and 2004, and our unaudited financial information for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and March 31, 2006, June 30, 2006 and September 30, 2006. These restatements and revisions primarily reflect adjustments to:

•
Correct previously reported interest expense for financing agreements for understatement in 2004 and 2005 and overstatement in 2006, along with the respective increase or decrease in net loss and the impact on outstanding loan balances and to increase or decrease the accumulated deficit.

•	Correct the classification of the contingently redeemable Series C Convertible Preferred Stock from Shareholders Equity to temporary equity.

We receive revenues from our Progesterone Products that we either promote through our own sales force to reproductive endocrinologists, obstetricians, and gynecologists, and sell to wholesalers and specialty pharmacies or have partnered with other companies. We supplement our Progesterone Product revenue by selling other products that use our BDS which we refer to as “Other Products”. Most of the Other Product revenue is based on sales of products to licensees.

Fiscal 2007

Progesterone Products
• CRINONE® 8% (progesterone gel) marketed by the Company in the U.S.

• CRINONE® 8% sold to Merck Serono for foreign markets:

• PROCHIEVE® 8% (progesterone gel):

• PROCHIEVE® 4% (licensed to Ascend Therapeutics, Inc., effective January 1, 2008)

Other Products
• STRIANT® (testosterone buccal system) marketed by the Company in the US

• STRIANT® sold to our partners for foreign markets:

• Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc (“Lil’ Drug Store”) for foreign markets

• RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis

• Royalty and licensing revenues

All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to the Company in the case of the products we commercialize ourselves in the United States. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our European operations.

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all Selling and Distribution expenses that support our marketing, sales and distribution efforts. Research and Development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our General and Administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE® is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our European operations.

Net Revenues

(In thousands, except percentages)	2007	Percentage inc./ (dec.) from prior year	2006	Percentage inc./ (dec.) from prior year	2005	Percentage inc./ (dec.) from prior year	2004

Revenues	$29,628	70%	$17,393	-21%	$22,041	23%	$17,860

Net revenues increased 70% in 2007 to $29.6 million as compared to $17.4 million in 2006, $22.0 million in 2005 and $17.9 million in 2004. Net revenues from Progesterone Products increased 83% to $20.5 million from $11.2 million in 2006, $13.0 in 2005 and $9.0 million in 2004. The increase in 2007 over 2006 was primarily as a result of the addition of the U.S. CRINONE® sales generated by the Company under the marketing rights purchased from Merck Serono in December 2006. The decline in 2006 from 2005 was primarily driven by the cancellation of the sale of a semi-annual batch of CRINONE® to Merck Serono in anticipation of the U.S. rights acquisition. In the fourth quarter of 2004, primarily two customers returned $1.4 million of PROCHIEVE 8% that was to expire in 2005. The Company re-evaluated its estimate for product returns, taking into consideration such factors as historical trends, distributor inventory levels and product prescription data and recorded additional provisions of $1 million in 2004 and $0.5 million in 2005.

Net revenues from Other Products increased 48% to $9.2 million from $6.2 million in 2006, decreased 29% from $9.0 million in 2005 and increased 1% from $8.9 million in 2004. The principal drivers of the increase in 2007 net revenues are from additional RepHresh® orders from Lil’ Drug Stores and increased STRIANT® sales. The decrease of sales in 2006 from 2005 was principally due to lower RepHresh® orders and lower STRIANT® sales. Revenues in 2005 reflect an additional provision for STRIANT sales returns of $1.8 million. Worldwide rights to RepHresh were sold in 2004 to Lil’ Drug Store, who placed orders in 2005.

Gross profit as a percentage of net revenues was 70% in 2007 as compared to 55% in 2006, 63% in 2005 and 56% in 2004. The 15 percentage point increase in gross profit percentage from 2006 to 2007 was the result of the change in product mix to higher margin U.S. CRINONE® sales including the elimination of royalty income and expense formerly recognized under the license agreement with Merck Serono. For 2007, gross profit percentage for Progesterone Products improved 26% based on the shift from the previous Merck Serono license arrangement to the current full US ownership of CRINONE. Gross profit percentage on Other Products decreased to 63% in 2007 from 73% in 2006 principally due to the loss of promotion fee income from Lil’ Drug Store.

The decrease in 2006 gross profit as a percentage of net revenues from 63% in 2005 to 55% was caused by reduced sales of CRINONE® in the U.S. by Merck Serono in anticipation of the Company’s acquisition of U.S. marketing rights to this product in December 2006, which caused a shift in the mix of product sales to lower margin OTC products and the purchase of CRINONE® inventory from Merck Serono.

The increase in the 2005 gross profit percentage was caused by an overall reduction in the provision for product returns and a reduction in the royalty paid to Merck Serono as a result of product returned in 2005.

The net loss for 2007 was $14.3 million or $.28 per share as compared to a net loss of $12.5 million (restated), or $.26 per share, in 2006, a net loss of $10.1 million (restated) or $.25 per share in 2005 and $26.1 million (restated) or $.54 per share in 2004 as a result of the foregoing as well as the following components.

Selling and Distribution

(In thousands, except percentages)	2007	Percentage inc./ (dec.) from prior year		2006	Percentage inc./ (dec.) from prior year		2005	Percentage inc./ (dec.) from prior year		2004

Selling and distribution	$10,112	53%		$6,600	(23.1)%		$8,578	-55%		$19,007
As a percentage of revenue	34%	(4	) pp	38%	(1	) pp	39%	(67.5	) pp	106%

Note: PP - percentage points

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Selling and distribution expenses were approximately $10.1 million, $6.6 million, $8.6 million and $19.0 million in 2007, 2006, 2005, and 2004 respectively. Selling and distribution expenses increased by approximately 53% in 2007 compared to 2006 and decreased by approximately 23% and 55% in 2006 compared to 2005 and 2005 compared to 2004, respectively. The primary reason for the 2007 increase was market research and marketing expenses to aid the Company in marketing CRINONE®. The decrease in 2006 from 2005 reflects a restructured sales force as well as reduced overall expenses. The decrease in 2005 from 2004 reflects the restructuring of the sales force in February 2005.

Included in the 2007 expenses were sales force costs of approximately $5.2 million, product marketing expenses of approximately $3.7 million and $1.0 million in sales information and distribution costs. Expenses in 2006 included approximately $4.0 million in sales force costs, approximately $2.2 million in product marketing expenses and approximately $0.5 million in distribution costs. Expenses in 2005 included approximately $5.6 million in sales force costs, approximately $2.2 million in product marketing expenses and approximately $0.7 million in distribution costs. Expenses in 2004 included approximately $10.9 million in sales force costs, approximately $4.8 million in product marketing expenses and approximately $1.2 million in salary costs.

General and Administrative

(In thousands, except percentages)	2007	Percentage inc./ (dec.) from prior year		2006	Percentage inc./ (dec.) from prior year		2005	Percentage inc./ (dec.) from prior year		2004

General and administrative	$7,825	6%		$7,402	9%		$6,825	-10%		$7,588
As a percentage of revenue	26%	(17	)pp	43%	12	pp	31%	-11.5	pp	19.1%

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, regulatory affairs, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and Administrative expenses increased by approximately $0.4 million, or 6%, to approximately $7.8 million in 2007 from approximately $7.4 million in 2006 which was an increase of $0.6 million from $6.8 million in 2005. The increase from Statement 123R stock compensation expense over 2006 was $0.3 million and the balance was an increase in professional expenses. The increase in 2006 over 2005 of $0.6 million resulted primarily from the impact of 123R recognition and severance expenses. General and administrative expenses decreased by approximately $0.8 million, or 10%, to approximately $6.8 million in 2005 from approximately $7.6 million in 2004. The decrease resulted primarily from lower insurance costs ($0.7 million).

Research and Development

(In thousands, except percentages)	2007	Percentage inc./ (dec.) from prior year		2006	Percentage inc./ (dec.) from prior year		2005	Percentage inc./ (dec.) from prior year		2004

Research and development	$5,779	(12)%		$6,596	15%		$5,757	6%		$5,449
As a percentage of revenue	20%	(19	) pp	38%	(12	) pp	26%	-4.4	pp	30.5%

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Research and Development expenses decreased $0.8 million in 2007 from 2006. The decrease is primarily related to the completion in early 2007 of the Company’s Phase III trial for PROHIEVE® 8% for the prevention of recurrent preterm birth which is partially offset by expenses associated with the 2007 Phase II lidocaine trial for women with severe dysmenorrhea and the start up expenses for the Phase III PREGNANT study. Research and development expenses increased to approximately $6.6 million in 2006 from approximately $5.8 million in 2005. This increase primarily reflects costs associated with the Company’s Phase III clinical trial of PROCHIEVE® 8% in preventing recurrent preterm birth. Study-related costs increased by approximately $1.2 million in 2006 over 2005 levels. 2006 costs also included development costs related to the Company’s vaginally-administered lidocaine drug candidate. The 2005 increase was partially offset by the reduction in payments related to the Mutual Recognition Process (“MRP”) for obtaining regulatory approval of STRIANT® in European countries, a one-time event which culminated in October 2004 with the approval of STRIANT in 14 European countries ($0.4 million) and a reduction of costs associated with the continuation studies associated with STRIANT ($0.4 million). Research and development expenses increased to approximately $5.4 million in 2004 from approximately $3.3 million in 2003. This increase primarily reflects costs associated with the Company’s Phase III clinical trial of PROCHIEVE® 8% in preventing recurrent preterm birth. 2004 costs also included payments related to the MRP, a one-time event as previously discussed.

Amortization of Crinone® Acquisition

The Company purchased the marketing rights for U.S. sales of CRINONE® 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization expense of the acquisition cost for CRINONE® U.S. marketing rights for 2007 was $5.0 million. The 2006 charge was $0.1 million.

Other Income (Expense)

Interest expense was $7.9 million, $2.7 million as restated, $3.5 million as restated and $3.9 million as restated in 2007, 2006 2005, and 2004 respectively. In December of 2006, the Company issued $40 million in convertible subordinated notes. Interest expense of 2007 includes cash interest of $3.2 million and $2.5 million in charges associated with amortization of beneficial conversion feature, amortization of the warrant costs and issuance costs. The balance of $2.2 million was for the remainder of the PharmaBio obligations. The restatement of interest expense lowers interest for PharmaBio by $0.1 million in 2006 and raises previously reported interest expense in 2005 by $0.8 million, and in 2004 by $0.9 million..

2007, 2006, 2005, and 2004 interest expense included approximately $2.3 million, $2.5 million as restated, $3.3 million as restated, and $3.2 million as restated, respectively, as a result of amortizing interest expense over the term of the agreements, the difference between the minimum amounts to be paid to PharmaBio and the amounts received. Additionally, interest expense related to a $10 million convertible subordinated note totaled $0.2 million in 2005. This note was paid in full on March 15, 2005.

Other income in 2007 reflects interest income of $1.0 million and the receipt of approximately $0.8 million from the sale of New Jersey state net operating losses. 2006 reflects interest income of $0.9 million, and the receipt of approximately $0.5 million from the sale of New Jersey state net operating losses. 2005 reflects interest income of $0.2 million, and the receipt of approximately $0.5 million from the sale of New Jersey state net operating losses. In 2004, the Company recorded a loss of $0.6 million on sale of intangible assets associated with sale of the over-the-counter products to Lil’ Drug Store. See “Business - Licensing and Development Agreements”.

Contractual Obligations

As previously disclosed, in July 2002 and March 2003, the Company entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and STRIANT, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts. On February 29, 2008, the Company made the final payment under the 2002 agreement. In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor.

On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Notes bear interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Notes are convertible into shares of Common Stock at a conversion price of $5.25 per share. The conversion price is subject to adjustment if the Company subdivides or combines the outstanding Common Stock and under certain other circumstances. The maturity date of the Notes is December 31, 2011. In the event of a “change of control”, as defined in the convertible notes, the holder of each note is entitled to a “make-whole premium” if the holder exercises its rights to convert the note, in whole or in part, during the “change of control redemption/conversion period,” as defined in the convertible notes. The make-whole premium is calculated in accordance with paragraph 5(e)(iii)(B) of the notes and decreases as our common stock price increases and the date of the change of control extends from the closing. No make-whole premium is due if the stock price is $3.50 or less or $10.50 or greater.. The Notes contain customary events of default. The Notes are subordinated to the Company’s obligations to PharmaBio. The Warrants were exercisable beginning on June 20, 2007, and ending on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances. The Company will be required to make certain cash payments to the holders of the Notes and Warrants if it does not meet its registration obligations under the agreement relating to the transaction.

Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2008	2009	2010	2011	Beyond
	(in thousands)

$40 million convertible notes	$40,000				$40,000
Interest on $40 million convertible notes	13,600	$3,200	$3,200	$3,200	4,000
PharmaBio women's healthcare
finance agreement	3,621	3,621		-		-
PharmaBio Striant®	-
finance agreement	16,862	166	166	16,530
Operating lease obligations	1,385	240	243	244	238	420
Executive agreements	1,481	1,481
Total	$76,949	$8,708	$3,609	$19,974	$44,238	$420

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 defines a registration payment arrangement as an arrangement where the issuer (i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and (ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained. We entered into certain registration payment arrangements in connection with the sale of our Common Stock in March 2006 and the issuance of our convertible notes in December 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. FSP 00-19-2 did not have a material impact on our consolidated results of operations and financial position in 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157 (b) are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As proposed the effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non financial assets and liabilities. The Company is currently evaluating the impact that adopting SFAS 157 will have on our financial position, cash flows or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS.159 will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

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

Liquidity and Capital Resources

Cash and cash equivalents were $17 million, $25 million, and $7 million, at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

The Company believes the approximately $17 million of cash on hand at December 31, 2007 will allow it to sustain its operations.

Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

		2006	2005	2004
	2007	(Restated)	(Restated)	(Restated)
Cash flows:
Operating activities	$(7,914,299)	$(13,080,977)	$(8,283,473)	$(20,399,171)
Investing activities	(102,021)	(33,015,757)	(83,367)	(282,367)
Financing activities	(40,803)	64,208,356	(4,213,299)	9,447,186

Operating Activities:

The net loss in 2007 of $14.3 million is reduced by non cash items totaling $10.4 million leaving cash operating losses of $3.9 million. Changes to assets and liabilities increased by $5.4 million leaving cash flow from operations as a use of funds at $7.9 million. Changes to assets and liabilities reflect the effects of the increased revenues of CRINONE®, STRIANT® and RepHresh®. Accounts receivable grew by $1.5 million. Inventory grew by $1.0 million. Accounts payable and accrued expenses decreased by $1.4 million and $0.2 million respectively. The reduction in accrued expenses related to: sales returns of $1.3 million, miscellaneous expenses and interest.

The restated net loss in 2006 of $12.5 million is reduced by non-cash items totaling $4.2 million leaving cash operating losses of $8.3 million. Working capital decreased by $0.8 million less the increase in other assets of $1.4 million for deferred financing charges plus deferred revenues of $0.1 million leaving cash flow from operating activities as a use of funds at $13.1 million. Working capital changes reflect a reduction in the sales return levels from 2005 levels by both a reduction in receivables $1.3 million and heavy sales returns in the fourth quarters. Inventories increased $0.9 million. The increase in other assets, ($1.4 million) represents the capitalization of the $40 million subordinated debt issue expenses. Similarly, the increase in accounts payable of $1.7 million represents the sum of the issue expenses ($1.3 million) and clinical trial expenses ($0.3 million). Accrued expenses grew by $1.0 million half of which is due to the increase in sales returns by $0.5 million and professional fees for $0.3 million.

The restated net loss in 2005 was $10.1 million which included $3.9 million in non cash charges leaving cash operating losses of $6.2 million. Working capital grew by $3.8 million, a decrease in accrued expenses of approximately $3.2 million (principally related to customer usage of sales return credits), and a decrease in accounts payable of $0.9 million during the year amounting to most of the increase in working capital. These were partially offset by a reduction in prepaid expenses and other current assets of approximately $0.5 million, as a result of paying insurance payments in installments instead of in one up-front payment.

The restated net loss in 2004 of $26.1 million included $4.8 million of non cash charges leaving net cash operating losses of $21.3 million. Working capital decreased by $2.3 million. Accrued expenses decreased by approximately $3.2 million (principally related to customer usage of approximately $1.5 million in sales return credits, and approximately $1.4 million decrease in the accrual for costs associated with the sales and marketing of STRIANT®). Inventory increased approximately $1.3 million (primarily related to STRIANT). These were partially offset by a decrease in prepaid expenses and other current assets of approximately $1.1 million (primarily as a result of a significant reduction in insurance premiums), a decrease in the 2004 year-end balance in accounts receivable of approximately $0.7 million caused by a difference in the timing of sales within the fourth quarters of 2004 and 2003, and the receipt of $0.8 million in milestone fees from one of the Company’s licensees in 2004.

Investing Activities:

In 2007, the Company purchased office equipment at a cost of $0.1 million.

In December of 2006, the Company purchased the U.S. rights to CRINONE® for the US market at a cost of $33 million. In the second quarter of 2007, the Company recognized an additional $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns.

Net cash used in investing activities in 2005 was primarily attributable to the purchase of office equipment.

Net cash used in investing activities in 2004 was primarily attributable to the purchase of manufacturing equipment associated with STRIANT® and the purchase of office equipment. Additionally, in 2004, the Company received $0.3 million from the sale of intangible assets associated with the sale of our over-the-counter products to Lil’ Drug Store Products, Inc

Financing Activities:

Net cash used in financing activities in 2007 of $0.04 million represents Series C Preferred Stock dividends, purchase of treasury stock and the proceeds from the exercise of options.

Financing activities in 2006 produced net funds to the Company of $64.2 million. The Company had two major fund raises, one in March and the other in December. The March capital raise of $28.8 million was through the sale of 7,428,220 shares of common stock and the issue of 1,857,041 warrants. In December, the Company raised $40 million through the sale of subordinated convertible notes discussed below. Stock option exercises generated $1.0 million of proceeds. Offsetting these receipts were the payment of $5.4 million to PharmaBio and $0.2 million in dividends to the holders of the Company’s Series C Preferred Stock.

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and mature on December 31, 2011. They are convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants become exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE® ($33 million), purchase Merck Serono’s current inventory of that product, and pay other costs related to the transaction. In the second quarter of 2007, the Company recognized an additional $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The balance of the proceeds will be used for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes. These discounts are being amortized over the five year term of the related notes. For the year ended December 31, 2006, $0.1 million of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $14.8 million have been reflected as a reduction to the face value of convertible notes in our consolidated balance sheet as of December 31, 2006.

Net cash used in 2005 was attributable to the payoff of a $10 million subordinated convertible note on March 15, 2005, $1.0 million paid to PharmaBio Development under the Company’s two product financing agreements (including a $1.9 million true-up payment under the women’s healthcare products financing agreement), and $0.2 million in dividends paid to the owners of the Company’s Series C Preferred Stock. Offsetting these payments was the receipt of $6.9 million by the Company from the issuance of Series E Convertible Preferred Stock and $8,253 received from the exercise of options and warrants.

Net cash provided by financing activities in 2004 resulted from the receipt of $6.4 million from the issuance of Common Stock, $3 million pursuant to the Striant financing agreement, and $0.2 million from the exercise of options and warrants. Offsetting these receipts was $0.2 million in dividends paid to the owners of the contingently redeemable Company’s Series C Convertible Preferred Stock.

As previously discussed, on July 31, 2002, we entered into an investment and royalty agreement with PharmaBio under which we received $4.5 million in return for a 5% royalty to PharmaBio on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments are subject to aggregate minimum ($8 million) and maximum ($12 million) amounts, including a true-up payment paid on February 28, 2005 for the difference between royalties paid to that date and $2.75 million. We made the required true-up payment of approximately $1.9 million on February 28, 2005, and have paid $4.4 million to December 31, 2007. The final payment under this agreement of $3.6 million was paid to PharmaBio on February 29, 2008.

Also, as previously discussed, on March 5, 2003, we entered into a second investment and royalty agreement with PharmaBio under which we received $15 million in return for a 9% royalty to PharmaBio on net sales of STRIANT® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, including a true-up payment due on November 14, 2006 for the difference between royalties paid to that period and $13 million. On April 14, 2006, the Company made an advance payment of $11.6 million on the contractually required true-up payment.  This amount represented the present value of a $12 million true-up payment due November 14, 2006, calculated using a six percent annual discount factor. Additionally, the Company made a follow-up $0.2 Million true-up payment at the end of the year. The Company has paid $13.1 million to December 31, 2007.

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

As of December 31, 2007, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $50.0 million of additional capital and would cause the number of shares of Common Stock outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of the patents underlying the Company's BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the BDS up to an aggregate of $7.5 million or until the last of the relevant patents expires. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20 or more on March 2, or within 30 days after that date, of any year. To date, the Company has paid approximately $3.3 million in royalty payments. Royalty payments on STRIANT, PROCHIEVE®, and CRINONE® expired in September of 2006, but continue on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT®, PROCHIEVE®, and CRINONE®.. The Company intends to defend this action vigorously.

The Company anticipates it will spend approximately $0.4 million on equipment in 2008.

As of December 31, 2007, the Company had available net operating loss carryforwards of approximately $157.3 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2007, 2006, and 2005 other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $60.5 million, $53.2 million, and $50.8 million respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded because the probability of realizing the deferred tax assets are not determinable. With respect to the Company’s net operating loss carryforwards, it has not undertaken an analysis to determine whether the utilization of this tax asset would be limited by Section 382 of the Internal Revenue Code.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of intangible assets, and accounting for the agreements with PharmaBio. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Sales Returns. Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. Our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. We also continually analyze the reserve for future sales returns and increase such reserve if deemed appropriate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market intelligence to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its largest wholesale customer. This information includes for each of the Company’ products, the quantity on hand, the number of days of inventory on hand, and a 28 day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest salable product is used first. The Company also assumes that our customers will not ship product that has expiration dating less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-salability exists.

Accounting For PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amounts exceed the amount received by the Company, the Company has recorded the monies received as liabilities. We are recording the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense over the terms of the agreements. In 2007, the Company revalued the financing agreements to reflect the cash flow component of the arrangement which resulted in a restatement of earnings for 2006, 2005, and 2004. The impact of this change was to increase interest expense for 2004 and 2005 by $0.9 million and $0.8 million respectively, and to lower interest expense for 2006 by $0.1 million .

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

As previously disclosed, a review of the Company’s stock option granting practices from October 1996 through 2006, resulted in the recording for the year ended December 31, 2006, of $998,000 to reflect additional stock-based compensation expense under APB 25, the accounting method in effect at the time, relating to the company’s historical stock option practices. The majority of such amount was attributable to options granted in 1997, with related compensation expense allocable to the years ended December 31, 1997, and 1998. In accordance with the transition provisions of Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company recorded a reclassification within the equity section of the consolidated balance sheet as an increase in additional paid-in capital and an increase in accumulated deficit for the year ended December 31, 2006, of $998,000, excluding any related tax effect.  Because the Company substantially reported losses during this period, the impact to income taxes was not considered material. This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above, all of which relate to prior fiscal years.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding sales, earnings or other future financial performance and liquidity, completion or outcome of clinical studies, product introductions, entry into new geographic regions, and general optimism about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects, or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk. Expenditures primarily related to manufacturing in 2007 were approximately $0.7 million more than they would have been if the average 2006 exchange rates had been in effect in 2007.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective due to the material weakness noted below.

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

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

Identification of a Material Weakness

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the audit of the 2007 financial statements, it was determined that the Company’s method for calculating interest on its financing agreements and the classification of its contingently redeemable Series C Convertible Preferred stock were not correct, and the Company’s management has elected to restate the financial statements for 2004, 2005 and 2006.

Remediation of a Material Weakness

The Company will engage an external consultant to review its current accounting for financial transactions and report to management its findings.

McGladrey and Pullen LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.

We have audited Columbia Laboratories, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Columbia Laboratories, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. As of December 31, 2007, the Company did not maintain effective internal control over (i) accounting for contingently redeemable preferred stock and (ii) accounting for interest expense in relation to financing agreements with indeterminate payments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 25, 2008, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Columbia Laboratories, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2007 consolidated financial statements of Columbia Laboratories, Inc. and our report dated March 25, 2008 expressed an unqualified opinion on those financial statements.

/s/ McGladrey & Pullen, LLP
McGLADREY & PULLEN, LLP
New York, NY
March 25, 2008

Item 9 B. Other Information

In the fourth quarter of 2007 the Company reported all required disclosures on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders. The information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

3.1	—	Restated Certificate of Incorporation of the Company, as amended 14/

3.2	—	Amended and Restated By-laws of Company 3/

4.1	—	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 3/

4.2	—	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto 3/

4.3	—	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. 3/

4.4	—	Form of Warrant to Purchase Common Stock 3/

4.5	—	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999

4.6	—	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State 13/

4.7	—	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. 13/

4.8	—	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto 15/

4.9	—	Form of Restricted Stock Agreement 18/

4.10	—	Form of Option Agreement 18/

4.11	—	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto 21/

10.1	—	1996 Long-term Performance Plan, as amended, of the Company 2/

10.2	—	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 1/

10.3	—	License and Supply Agreement by and between the Company and Mipharm S.p.A. dated March 5, 1999 4/

10.4	—	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 5/

10.5	—	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 6/

10.6	—	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent 7/

10.7†	—	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. 8/

10.8†	—	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A. 8/

10.9†	—	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc. 8/

10.10†	—	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc. 8/

10.11†	—	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited 9/

10.12†	—	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited 9/

10.13†	—	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. 9/

10.14†	—	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. 10/

10.15	—	Form of Indemnification Agreement for Officers and Directors 11/

10.16	—	Form of Executive Change of Control Severance Agreement 11/

10.17†	—	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 12/

10.18†	—	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 12/

10.19†	—	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 12/

10.20	—	Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 30, 2006 16/

10.21	—	Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 30, 2006 16/

10.22	—	Letter Agreement Supplement to STRIANT® Investment and Royalty Agreement dated April 14, 2006 17/

10.23	—	Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated December 6, 2006 19/

10.24	—	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 20/

10.25†	—	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd 21/

10.26	—	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. 21/

10.27	—	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. 22/

10.28	—	Columbia Laboratories, Inc., Incentive Plan 22/

10.29	—	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 22/

10.30†	—	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 23/

10.31	—	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 24/

10.32	—	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 24/

14	—	Code of Ethics of the Company 11/

21	—	Subsidiaries of the Company 24/

23.1	—	Consent of Goldstein Golub Kessler LLP 24/

23.2	—	Consent of McGladrey & Pullen, LLP 24/

31(i).1	—	Certification of Chief Executive Officer of the Company 24/

31(i).2	—	Certification of Chief Financial Officer of the Company 24/

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 24/

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 24/

†		Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 3, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 7, 2006

20/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

21/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

22/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

23/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

24/	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 25, 2008	By:	/s/ James A. Meer
James A. Meer, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Mills	President and Chief Executive Officer	March 25, 2008
Robert Mills	(Principal Executive Officer)

/s/ James A. Meer	Senior Vice President, Chief	March 25, 2008
James A. Meer	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Valerie Andrews	Director	March 25, 2008
Valerie Andrews

/s/ Edward A. Blechschmidt	Vice Chairman of the Board of Directors	March 25, 2008
Edward A. Blechschmidt

/s/ James S. Crofton	Director	March 25, 2008
James S. Crofton

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 25, 2008
Stephen G. Kasnet

/s/ Denis M. O’Donnell	Director	March 25, 2008
Denis M. O’Donnell

/s/ Selwyn P. Oskowitz	Director	March 25, 2008
Selwyn P. Oskowitz

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Columbia Laboratories, Inc.:

We have audited the consolidated balance sheet of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

We also have audited the adjustments described in Note 2 that were applied to restate the 2006 and 2005 consolidated balance sheets and the 2006, 2005 and 2004 consolidated statements of operations, shareholders’ equity (deficiency) and cash flows to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006, 2005 and 2004 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006, 2005 and 2004 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 25, 2008 expressed an opinion that Columbia Laboratories, Inc. and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Columbia Laboratories, Inc.:

We have audited, before the effects of the adjustments for the correction of the errors described in Note 2, the accompanying consolidated balance sheets of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to audit, review or apply any procedures to the adjustments for the correction of the errors described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether any adjustments are appropriate and have been properly applied. Those adjustments were audited by McGladrey and Pullen, LLP.

In our opinion, except for the errors described in Note 2, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As disclosed in Note 7, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 15, 2007

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007, 2006 AND 2005

ASSETS

	2007	2006	2005
		(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents of which $16,982,742 is interest bearing as of December 31, 2007	$17,221,811	$25,270,377	$7,136,854
Accounts receivable, net of allowances for doubtful accounts of $95,733, $100,000 and $50,000 in 2007, 2006 and 2005 respectively	3,810,993	2,305,056	3,897,068
Inventories	3,047,129	2,105,038	1,821,433
Prepaid expenses and other current assets	1,287,300	993,766	748,859
Total current assets	25,367,233	30,674,237	13,604,214

PROPERTY AND EQUIPMENT
Machinery and equipment	2,252,222	2,653,285	2,680,099
Computer software	444,332	444,332	442,785
Office Equipment and furniture and fixtures	643,390	645,039	660,437
	3,339,944	3,742,656	3,783,321
Less-accumulated depreciation and amortization	(2,687,977)	(2,978,820)	(2,780,741)
	651,967	763,836	1,002,580
INTANGIBLE ASSETS - NET	28,859,788	32,865,556	-
OTHER ASSETS	1,710,289	1,535,115	124,756

TOTAL ASSETS	$56,589,277	$65,838,744	$14,731,550

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007, 2006 AND 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2007	2006	2005
		(Restated)	(Restated)
CURRENT LIABILITIES:

Current portion of financing agreements	$3,786,538	$553,947	$12,840,161
Accounts payable	2,215,942	3,586,770	1,905,381
Accrued expenses	4,903,881	3,123,092	2,329,475
Total Current Liabilities	10,906,361	7,263,809	17,075,017
NOTES PAYABLE - (Note 4)	27,536,178	25,299,135
DEFERRED REVENUE	3,580,880	4,182,648	4,058,327
LONG-TERM PORTION OF FINANCING AGREEMENTS	11,425,601	13,276,784	10,921,092
TOTAL LIABILITIES	53,449,020	50,022,376	32,054,436

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Convertible Preferred Stock; 1,125, 3,200, and 3,250 shares issued and outstanding in 2007 2006, and 2005 respectively (liquidation preference of $1,250,000 $3,200,000 and $3,250,000 in 2007, 2006 and 2005 respectively)	1,125,000	3,200,000	3,250,000

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding in 2007, 2006 and 2005 (liquidation preference of $13,000 in 2007, 2006 and 2005)	1	1	1
Series E Convertible Preferred Stock, 63,547, 69,000 and 69,000 shares issued and outstanding in 2007, 2006 and 2005 respectively (liquidation preference of $6,354,700, $6,900,000 and $6,900,000 in 2007, 2006 and 2005 respectively)	635	690	690
Common Stock $.01 par value; 100,000,000 shares authorized; 51,730,151, 49,694,213 and 41,754,784 shares issued in 2007, 2006 and 2005 respectively	517,302	496,942	417,548
Capital in excess of par value	222,376,941	218,687,977	172,090,055
Less cost of 18,000 and 6,000 treasury shares in 2007 and 2006 respectively	(54,030)	(26,880)
Accumulated deficit	(221,033,196)	(206,741,406)	(193,258,323)
Accumulated other comprehensive income	207,604	199,044	177,143
Shareholders' equity	2,015,257	12,616,368	(20,572,886)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,589,277	$65,838,744	$14,731,550

The accompanying notes to consolidated financial statements
are an integral part of these statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FOUR YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
NET REVENUES	$29,627,638	$17,393,081	$22,040,842	$17,860,404

COST OF REVENUES	9,014,540	7,819,843	8,111,497	7,788,601
GROSS PROFIT	20,613,098	9,573,238	13,929,345	10,071,803

OPERATING EXPENSES:
Selling and distribution	10,111,796	6,600,371	8,578,022	19,006,585
General and administrative	7,824,741	7,402,188	6,825,148	7,588,437
Research and development	5,778,641	6,596,339	5,756,856	5,448,685
Amortization of licensing right	5,005,768	134,444	-	-
Total operating expenses	28,720,946	20,733,342	21,160,026	32,043,707

Loss from operations	(8,107,848)	(11,160,104)	(7,230,681)	(21,971,904)

OTHER INCOME (EXPENSE):
Interest income	979,953	862,068	165,886	241,342
Interest expense	(7,946,048)	(2,669,771)	(3,491,234)	(3,928,156)
Other, net	782,153	482,428	451,700	(407,926)
	(6,183,942)	(1,325,275)	(2,873,648)	(4,094,740)

Net loss	$(14,291,790)	$(12,485,379)	$(10,104,329)	$(26,066,644)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.28)	$(0.26)	$(0.25)	$(0.64)

WEIGHTED - AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	51,124,266	48,088,516	41,752,422	40,984,083

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE FOUR YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
NET LOSS	$(14,291,790)	$(12,485,379)	$(10,104,329)	$(26,066,644)

Other comprehensive income (loss):
Foreign currency translation, net of tax	8,560	21,901	(64,684)	50,458

Comprehensive loss	$(14,283,230)	$(12,463,478)	$(10,169,013)	$(26,016,186)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE FOUR YEARS ENDED DECEMBER 31, 2007
(RESTATED)

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2004	130	$1	0	$-	39,679,381	$396,794	$158,896,593		$(157,087,350)	$191,369	$2,397,407
Issuance of common stock					2,000,000	20,000	6,360,000				6,380,000
Warrants exercised					72,553	725	228,961				229,686
Fair market value of options granted to non-employees							14,514				14,514
Options exercised											-
Dividends on preferred stock							(162,500)				(162,500)
Translation adjustment										50,458	50,458
Net loss									(26,066,644)		(26,066,644)
Balance, December 31, 2004	130	1	-	-	41,751,934	417,519	165,337,568	-	(183,153,994)	241,827	(17,157,079)
Issuance of preferred stock	-	-	69,000	690	-	-	6,899,310		-	-	6,900,000
Options exercised	-	-			2,850	29	8,224		-	-	8,253
Fair market value of options granted to non-employees	-	-			-	-	7,453		-	-	7,453
Dividends on preferred stock	-	-			-	-	(162,500)		-	-	(162,500)
Translation adjustment	-	-			-	-	-		-	(64,684)	(64,684)
Net loss	-	-			-	-	-		(10,104,329)	-	(10,104,329)
Balance, December 31, 2005	130	$1	69,000	$690	41,754,784	$417,548	$172,090,055	$-	$(193,258,323)	$177,143	$(20,572,886)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(RESTATED)

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in			Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Excess of Par Value	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance, December 31, 2005	130	$1	69,000	$690	41,754,784	$417,548	$172,090,055	$-	$(193,258,323)	$177,143	$(20,572,886)
Cumulative effect adjustment
on stock options							997,705		(997,705)	-	-
Issuance of common stock					7,428,220	74,282	28,691,844				28,766,126
Options exercised					335,049	3,350	1,018,409				1,021,759
Share based compensation expense					161,875	1,619	1,246,830				1,248,449
Beneficial conversion & warrant											-
value for convertible notes							14,754,656				14,754,656
Conversion of Series C Preferred Stock					14,285	143	49,857				50,000
Purchase of treasury stock								(26,880)			(26,880)
Dividends on preferred stock							(161,379)				(161,379)
Translation adjustment										21,901	21,901
Net loss									(12,485,378)		(12,485,378)
Balance, December 31, 2006	130	1	69,000	690	49,694,213	496,942	218,687,977	(26,880)	(206,741,406)	199,044	12,616,368
Options exercised					43,050	431	62,810				63,241
Share based compensation expense					155,690	1,557	1,646,365				1,647,922
Conversion of Series C Preferred Stock					1,564,548	15,645	2,059,355				2,075,000
Conversion of Series E Preferred Stock			(5,453)	(55)	272,650	2,727	(2,672)				-
Purchase of treasury stock								(27,150)			(27,150)
Dividends on preferred stock							(76,894)				(76,894)
Translation adjustment										8,560	8,560
Net loss									(14,291,790)		(14,291,790)
Balance, December 31, 2007	130	$1	63,547	$635	51,730,151	$517,302	$222,376,941	$(54,030)	$(221,033,196)	$207,604	$2,015,257

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FOUR YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,291,790)	$(12,485,379)	$(10,104,329)	$(26,066,644)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	5,462,888	395,003	287,741	379,855
Amortization of beneficial conversion features	1,265,496	30,344	-	-
Amortization of warrants	971,548	23,449	-	-
Provision for doubtful accounts	15,000	105,855	187,962	48,917
Provision for sales returns	992,502	1,802,868	2,431,823	3,336,339
Write-down of inventories	80,961	612,094	1,036,136	1,018,677
Share based compensation	1,647,922	1,248,448	-	-
Interest accrued on financing agreements net of payments made	1,381,407	(4,539,253)	1,667,223	2,638,385
Loss on sale of intangible assets	-	-	-	577,917
Issuance of options for services	-	-	7,453	14,514

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	(1,520,937)	1,345,895	27,457	725,519
Inventories	(1,023,052)	(895,699)	(115,025)	(1,291,997)
Prepaid expenses and other current assets	(293,534)	(104,645)	554,706	1,106,353
Other assets	(418,405)	(1,416,416)	(3,615)	19,514

Increase (decrease) in:
Accounts payable	(1,370,828)	1,681,389	(866,726)	(34,129)
Accrued expenses	(211,709)	(1,009,251)	(3,213,546)	(3,231,833)
Deferred revenue	(601,768)	124,321	(180,733)	359,442
Net cash used in operating activities	(7,914,299)	(13,080,977)	(8,283,473)	(20,399,171)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FOUR YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(102,021)	$(15,757)	$(83,367)	$(582,367)
Acquisition of intangibles	-	(33,000,000)	-	300,000
Net cash used in investing activities	(102,021)	(33,015,757)	(83,367)	(282,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	-	-	6,900,000	-
Net proceeds from issuance of common stock	-	28,766,126	-	6,380,000
Proceeds from issuance of subordinated convertible notes	-	39,999,998	-	-
Payment of note payable	-	-	(10,000,000)	-
Proceeds from exercise of options	63,241	1,021,759	8,253	229,686
Proceeds from financing agreements	-	-	-	3,000,000
Payment for purchase of treasury stock	(27,150)	(26,880)	-	-
Principal payment pursuant to financing agreements	-	(5,391,268)	(959,052)	-
Dividends paid	(76,894)	(161,379)	(162,500)	(162,500)
Net cash (used in) provided by financing activities	(40,803)	64,208,356	(4,213,299)	9,447,186

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,557	21,900	(64,598)	50,426

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(8,048,566)	18,133,522	(12,644,737)	(11,183,926)

CASH AND CASH EQUIVALENTS, Beginning of year	25,270,377	7,136,854	19,781,591	30,965,517

CASH AND CASH EQUIVALENTS, End of year	$17,221,811	$25,270,377	$7,136,854	$19,781,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,488,889	$-	$356,250	$712,500

Taxes paid	$34,759	$49,492	$6,800	$110,700

Accrual of financing costs	$25,000	$1,275,000	$-	$-

Increase of US Crinone license right cost	$1,000,000	$-	$-	$-

Conversion of Series C preference shares to common stock	$2,075,000	$50,000	$-	$-

Conversion of Series E preference shares to common stock	$545,300	$-	$-

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization-

Columbia Laboratories, Inc. (the "Company") was incorporated as a Delaware corporation in December 1986. The Company is primarily dedicated to research, development, and commercialization of women’s healthcare and endocrinology products, including those that treat or are intended to treat infertility, endometriosis, dysmenorrhea, preterm birth for women with a short cervix at mid-pregnancy and hormonal deficiencies. The Company has also developed a buccal delivery system for peptides. The Company’s products primarily utilize its patented Bioadhesive Delivery System technology.

Principles of Consolidation-

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Prior year financial statements have been reclassified to conform to the 2007 presentation. The VAT refunds due for prior years have been reclassified from accounts receivable to prepaid assets. At December 31, 2005 and 2006 this amounted to $24,941 and $122,951, respectively,

Liquidity-

As shown in the financial statements, the Company has had recurring losses from operations. Management believes the approximately $17.2 million of cash on hand at December 31, 2007 will allow the Company to sustain its operations.

Accounting Estimates-

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to sales return reserves, license fees, payments to distributors, and share based compensation. Actual results could differ from those estimates in the near term.

Foreign Currency-

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of shareholders' equity. Transaction gains and losses are reflected in the Statements of Operations.

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

Fair Value of Financial Instruments-

The estimated fair value of the convertible subordinated notes payable, beneficial conversion feature, and detachable warrants amounted to $52,463,820 and $54,700,863 at December 31, 2007 and 2006, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable, the application of the Black Scholes method to the warrants and the intrinsic value of the beneficial conversion feature. The fair value of the financing agreements described in Note 5 approximates their carrying amount.

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2007	2006	2005
Finished goods	$1,734,052	$1,305,872	$1,165,413
Raw materials	1,313,077	799,166	656,020
	$3,047,129	$2,105,038	$1,821,433

Shipping costs are included in selling and distribution expenses and amounted to approximately $101,616, $39,000, $39,000 and $63,000 in 2007, 2006, 2005, and 2004 respectively.

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

Depreciation expense amounted to approximately $215,000, $250,000, $288,000 and $337,000 in 2007, 2006, 2005, and 2004 respectively.

Concentration of Risk-

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 10 for customer concentrations.

The Company depends on one supplier for a key excipient used in its products and one supplier for the active pharmaceutical ingredients.

Intangible Assets-

On December 22, 2006, the Company acquired the US rights to CRINONE® (progesterone gel). The cost of the acquisition was $33,000,000 in cash and is being amortized over a 6.75-year period. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that is being amortized over the remaining term of the license.

	2007	2006
Balance at January 1	$33,000,000
Acquisition of license		$33,000,000
Assumption of sales return liability	1,000,000	-
	34,000,000	33,000,000
Accumulated amortization	(5,140,212)	(134,444)
Balance at December 31	$28,859,788	$32,865,556

Amortization expense amounted to $5,005,768 and $134,444 in 2007 and 2006 respectively.

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

Accrued Expenses-

Accrued expenses consist of the following:

	2007	2006	2005
Sales returns	$1,923,765	$1,240,234	$745,882
Salaries	757,587	752,022	684,286
Royalties	17,390	216,411	369,303
Interest	800,000	88,889	-
Professional fees	441,525	594,166	284,914
Inventory management fees	553,463	-	-
Marketing expenses	244,177	117,769	-
Other	165,974	113,601	245,090
	$4,903,881	$3,123,092	$2,329,475

Income Taxes-

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax benefits.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2007	2006	2005	2004
Federal income tax rate	-35.0%	-34.0%	-34%	-34%
Statutory rate over expected future federal benefit	1.0%
Foreign Income tax benefit/loss	-15.1%	-10.2%	-18.2%	-1.0%
State tax net of federal benefit	-4.9%	-4.3%	-4.9%	-3.4%
Permanent items:
Intercompany interest income	4.2%	5.5%	8.2%	3.6%
Amortization of technology rights	-2.4%	-2.8%	-3.4%	-1.3%
R&D Credit	-	1.0%	-3.3%	-0.6%
Other	-0.1%	0.1%	0.1%	0.1%
Effect of permanent differences	1.7%	3.8%	1.6%	1.8%
Effective income tax rate	-52.3%	-44.7%	-55.4%	-36.6%
Increase in valuation allowance	52.3%	44.7%	55.4%	36.6%
Effective income tax rate	0.0%	0.0%	0.0%	0.0%

As of December 31, 2007, the Company has U.S. tax net operating loss carryforwards of approximately $157.3 million which expire through 2025. The Company also has unused tax credits of approximately $1.7 million which expire at various dates through 2025. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2007, 2006, and 2005 other assets in the accompanying consolidated balance sheets include deferred tax assets of approximately $60.5, $53.2 and $50.8 million, respectively (comprised primarily of a net operating loss carryforwards, for which a 100% valuation allowance has been recorded since the realizability of the deferred tax assets is not determinable. With respect to the Company’s net operating loss carryforwards, it has not undertaken an analysis to determine whether the utilization of this tax asset would be limited by Section 382 of the Internal Revenue Code.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

The Company has not been audited by the IRS to date. However, the Company expects no material changes to unrecognized tax positions within the next 12 months.

Deferred Tax Assets (Liabilities)	2007	2006	2005

Share Based Compensation	$973,848	$399,519	$-
Allowance for doubtful accounts	26,525	28,125	9,375
Allowance for returns	346,412	465,088	279,706
Inventory reserve	71,889	75,000	68,358
Book accumulated depreciation net of tax	(8,779)	(21,431)	(50,948)
Accumulated amortization - CRINONE license	1,054,663	27,500	-
Vacation accrual	14,634	34,978	76,565
Inventory Capitalization	17,318	13,497	25,873
Long term debt (beneficial conversion feature net of book amortization )	(2,694,844)	(3,169,405)	-
Federal net operating loss	58,983,654	53,622,476	48,541,400
Unused R&D credit	1,743,065	1,743,065	1,862,756

Net Deferred Tax Assets	$60,528,385	$53,218,411	$50,813,085

Less Valuation Allowance:
Federal	(60,528,385)	(53,218,411)	(50,813,085)

Deferred Taxes Assets	$-	$-	$-

The Company files income tax returns as well as multiple state, local and foreign jurisdiction tax returns. Tax years ended December 31, 2004 or later remain subject to examination by the IRS. State and local jurisdiction tax returns remain subject to examination for tax years ended December 31, 2004 or later.

Revenue Recognition-

Revenue recognition Revenues on sales of products by Columbia are discussed in detail below. Royalties and additional monies owed to the Company based on sales by licensees are recorded as revenue as those sales are made by the licensees. License fees not based on sales are recognized as revenues over the term of the license.

Sales Return Reserves-

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. The Company’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company continually analyzes the reserve for future sales returns and increases such reserve if deemed appropriate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market intelligence to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its larger wholesale customers. This information includes for each of the Company’s products, the quantity on hand, the number of days of inventory on hand, and a 28 day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company also assumes that customers will not ship product that has expiration dating less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	2007	2006	2005	2004

Balance at beginning of year	$1,240,234	$745,882	$1,992,010	$275,000
Addition related to Crinone® purchase	1,000,000	-	-	-
Adjusted Balance at Beginning of year	2,240,234	745,882	$1,992,010	275,000
Provision:
Related to current year sales	527,819	210,275	272,913	216,195
Related to prior years' sales	500,000	1,592,592	2,158,910	3,120,144
	1,027,819	1,802,867	2,431,823	3,336,339

Returns:
Related to current year sales	(61,125)	(46,825)	(67,928)	-
Related to 2006 Crinone® purchase	(328,896)	-	-	-
Related to prior years' sales	(954,267)	(1,261,690)	(3,610,023)	(1,619,329)
	(1,344,288)	(1,308,515)	(3,677,951)	(1,619,329)

Balance at end of year	$1,923,765	$1,240,234	$745,882	$1,992,010

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods, then the current reserve will be inadequate.

In the 2006 fourth quarter, the Company purchased the US rights to CRINONE® for $33 million. As part of the transaction, the Company repurchased inventory and reversed sales of $0.6 million in the fourth quarter. In 2007, the Company recorded an estimated liability of $1.0 million for certain sales returns associated with sales made by Merck Serono.

Sales returns provisions for the year 2007 were $2.0 million including $1.0 million in the second quarter as an increase in the purchase price of the U.S rights to CRINONE for future returns as a result of product sold by Merck Serono that was still in the channel at the time of purchase of the such rights. The current year’s provision in 2007 increased by $0.3 million from 2006 levels to reflect primarily the increase in sales of progesterone products. During the year, the Company undertook to reduce further its PROCHIEVE® inventory levels in distribution channels. The Company recognized $0.4 million for the Merck Serono returns during 2007 and reduced the $1.0 million reserve accordingly.

Sales returns provisions for the year 2006 were $1.8 million, including $1.1 million in the fourth quarter. One customer returned approximately $0.5 million of product due to short dating. In addition, the Company increased its reserve by $0.4 million. The $1.8 million charge for 2006 is lower than 2005 which was significantly affected by the 2003 STRIANT® launch activities and the uncertainty in estimating the returns with a launch. The Company carried out a plan in 2006 to bring STRIANT inventory levels in distribution channels to demand levels.

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

License Fees-

License revenue consists of up-front, milestone and similar payments under license agreements and is recognized when earned under the terms of the applicable agreements. Milestone payments represent payments for the occurrence of contract-specified events and coincide with the achievement of a substantive element in a multi-element arrangement (See Note 3). License revenue, including milestone payments, is deferred and recognized in revenues over the estimated product life cycle or the length of relevant patents, whichever is shorter.

Advertising Expense-

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $.9 million in 2007, $1.3 million in 2006, $1.5 in 2005 and $4.6 million in 2004, and is included in selling and distribution expense.

Payments to Distributors-

The Company estimates fees it pays its distributors and specialty pharmacies for customer services that include supplemental sales calling, providing information about their customers and the processing of sales returns. The fees for these services are charged to selling and distribution expenses. In 2007, these fees were $0.6 million.

Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Reclassification -

For comparability, certain 2006 and 2005 amounts in the Consolidated Financial Statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2007.

Loss per Share-

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential Common Stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 9,704,058, 9,554,307, 6,678,725, and 6,204,400 at December 31, 2007, 2006, 2005, and 2004, respectively.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the recognition of expense relative to existing, unvested awards from January 1, 2006. The Company’s Consolidated Financial Statements, as of and for the years ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R). Employee stock-based compensation expense for the years ended December 31, 2007 and 2006, was $1,490,059 and $1,065,383 respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 (except as disclosed in Note 7) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s Consolidated Statements of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the years ended December 31, 2007 and 2006 included compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line method of attributing the value of stock-based compensation expense. Compensation expense for all stock-based awards granted prior to January 1, 2006 will be recognized using the straight line approach, and compensation expense for all stock-based awards granted subsequent to December 31, 2005, will also be recognized using the straight line method. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 defines a registration payment arrangement as an arrangement where the issuer (i) will endeavor to file a registration statement for the resale of financial instruments, have the registration statement declared effective, or maintain its effectiveness and (ii) transfer consideration to the counterparty if the registration statement is not declared effective or its effectiveness is not maintained. The Company entered into certain registration payment arrangements in connection with the private placement of Common Stock in March 2006, and the issuance of our convertible notes in December 2006. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as well as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. FSP 00-19-2 did not have a material impact on our consolidated results of operations and financial position in 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As proposed the effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non financial assets and liabilities. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position, cash flows or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin 51 “(SFAS 160)”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements

The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(2) RESTATEMENT

On March 18, 2008, the Company filed a Current Report on Form 8-K stating its intention to restate its financial statements for the years ended December 31, 2005 and December 31, 2006, and for the quarterly periods ended March 31, June 30, September 30, 2006 and 2007, to correct accounting errors. The restatements are the result of the following:

With respect to its Pharma-Bio Financing Agreements, when the Company initially recorded each transaction, it applied the yield to maturity method for accounting for the interest expense, but did not recognize the interim payment obligations which resulted in implicit interest rates of 13% and 11%, respectively. The Company has determined that it should have applied the effective yield method called for in Accounting Principles Board Opinion 21 (“APB 21”) to account for interest expense, should have included the impact of the interim payments on the implicit interest rates, and should not have separately recorded a loss on early extinguishment. Under APB 21, the implicit interest rates would have been approximately 17% and 15%, respectively. Therefore, the Company overstated its interest expense in 2006 by $0.1 million and understated its interest expense for fiscal years 2005 ($0.8 million), and 2004 ($0.9 million). Further, if not corrected, the Company would be overstating its interest expense for 2007, 2008, 2009, and 2010. Over the life of each financing agreement, however, the total payments and the recorded interest expense would be equal under both accounting methods. Further the adjustments do not change current cash flows or repayment obligations.

The Company has concluded that the timing difference in interest expense should be reflected in 2004 and 2005, as higher interest expense for each period and lower interest expense in 2006. The Company increased its beginning 2004 accumulated deficit by $0.4 million. The change in interest expense results in an increase of $0.9 million and $0.8 million for 2004 and 2005 and a $0.1 million interest expense reduction in 2006. The Company restated its Statement of Operations by these amounts. These changes also had the cumulative effect of decreasing Shareholders’ Equity by $2.0 million by the end of 2006. Total cash interest expense over the term of the financing agreements did not change. The July 2002 financing agreement was fully paid on February 29, 2008.

With respect to its contingently redeemable Series C Preferred Stock, the Company recorded the amount as Shareholders’ Equity on its balance sheet. The Company reclassified its contingently redeemable Series C Convertible Preferred Stock on its Balance Sheet from Shareholders’ Equity to temporary equity, because the holders have redemption rights for certain events that are not controlled by the Company. The terms of the Series C Preferred Stock have not changed from the original issuance in 1999.

Shareholders’ Equity was reduced in total by approximately $5.2 million, and $5.4 million as of December 31, 2006, and 2005, respectively, for both the accounting adjustments and the reclassification.

The restatements also affect amounts disclosed in Notes 3, 5, 6, 7 and 8 to the accompanying Consolidated Financial Statements.

All amounts referenced in this Annual Report reflect the relevant amounts on a restated basis. The previously issued Financial Statements for the periods noted above should no longer be relied upon.

(2A) ADJUSTMENTS TO AUDITED FINANCIAL STATEMENTS

	Restated		As reported	Restated		As reported
	2006	Adjustments	2006	2005	Adjustments	2005
BALANCE SHEET DATA:

LONG-TERM PORTION OF FINANCING AGREEMENTS	$13,276,784	$2,047,007	$11,229,777	$10,921,092	$2,173,349	$8,747,743
TOTAL LIABILITIES	50,022,376	2,047,007	47,975,369	32,054,436	2,173,349	29,881,087

Contingently Redeemable Series C Preferred Stock	3,200,000	3,200,000	-	3,250,000	3,250,000

STOCKHOLDERS' EQUITY (DEFICIENCY):
Series C Convertible Preferred Stock,	-	(32)	32	-	(32)	32
Capital in excess of par value	218,687,977	(3,199,968)	221,887,945	172,090,055	(3,249,968)	175,340,023
Accumulated deficit	(206,741,406)	(2,047,007)	(204,694,399)	(193,258,323)	(2,173,349)	(191,084,974)
Shareholders' equity	12,616,368	(5,247,007)	17,863,375	(20,572,886)	(5,423,349)	(15,149,537)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)	$65,838,744	$-	$65,838,744	$14,731,550	$-	$14,731,550

STATEMENT OF OPERATIONS SELECTED DATA:	Restated		As reported	Restated		As reported	Restated		As reported
	2006	Adjustments	2006	2005	Adjustments	2005	2004	Adjustments	2004
OTHER INCOME (EXPENSE):
Interest income	862,068		862,068	165,886		165,886	241,342		241,342
Interest expense	(2,669,771)	$(153,658)	(2,516,113)	(3,491,234)	$(797,193)	(2,694,041)	(3,928,156)	(937,020)	(2,991,136)
Loss on early debt extinguishment	-	280,000	(280,000)	-		-

Net loss	$(12,485,379)	$126,342	$(12,611,721)	$(10,104,329)	$(797,193)	$(9,307,136)	$(26,066,644)	$(937,020)	$(25,129,624)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.26)	$0.01	$(0.27)	$(0.25)	$(0.02)	$(0.23)	$(0.64)	$(0.02)	$(0.62)

	Restated		As reported	Restated		As reported	Restated		As reported
CASH FLOW DATA:	2006	Adjustments	2006 (1)	2005	Adjustments	2005 (1)	2004	Adjustments	2004 (1)

Net loss	$(12,485,379)	$126,342	$(12,611,721)	$(10,104,329)	(797,193)	$(9,307,136)	$(26,066,644)	(937,020)	$(25,129,624)
Interest accrued on financing agreements net of payments made	(4,539,253)	153,658	(4,692,911)	1,667,223	797,193	870,030	2,638,385	937,020	1,701,365
Loss on early extinguishment of financing agreement	-	(280,000)	280,000			-
Net cash used in operating activities	(13,080,977)	-	(13,080,977)	(8,283,473)	-	(8,283,473)	(20,977,088)	-	(20,977,088)

(1) As reported amounts reflect a reclassification of payments of interest on financing agreements from financing activities to operating activities.

(3) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement, except for South Africa, with American Home Products Corporation (“Wyeth”) under which its Wyeth-Ayerst Laboratories division marketed CRINONE®. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On July 2, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE®” to obstetricians, gynecologists and all other physicians in the United States that were not on Merck Serono’s target list of fertility specialists. Under this agreement the Company paid a 30% royalty to Merck Serono based on net sales of the product and an additional royalty of 40% of PROCHIEVE’s net sales to the infertility specialist market. The Company paid approximately $1,365,000 and $699,000 to Merck Serono in accordance with this agreement for the years 2006 and 2005, respectively. In December 2006, the Company acquired the U.S. marketing rights to CRINONE from Merck Serono and eliminated the future PROCHIEVE® royalty payments. The Company continues to supply CRINONE to Merck Serono for all ex-U.S. requirements. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono pursuant to the December 2006 acquisition agreement. The Company recorded the estimated liability of $1.0 million as an increase in the purchase price that is being amortized over the remaining term of the patent life of the product.

In March 1999, the Company entered into a license and supply agreement with Mipharm SpA under which Mipharm SpA will be the exclusive marketer of the Company’s previously unlicensed women’s healthcare products in Italy, Portugal, Greece and Ireland, with a right of first refusal for Spain. Under the terms of the agreement, the Company has received $0.5 million, net of expenses, and expects to receive future milestone payments as products are made available by the Company.

Effective May 5, 2000, the Company sold various tangible and intangible assets related to the U.S. rights for Replens®, to Lil’ Drug Store for a total of $4.5 million cash. The purchaser agreed to pay future royalties of up to $2.0 million equal to 10% of future U.S. sales of Replens. The royalties were fully paid in October 2005. Additionally, effective May 5, 2000, the Company licensed its Legatrin® PM brand to Lil’ Drug Store. Under the terms of this agreement, the Company receives license fees equal to 20% of the licensee’s net sales of Legatrin PM. This agreement had a five-year term with provisions for renewal and contains an option that allows the licensee to acquire this brand from the Company; the license for Advanced Formula Legatrin PM renewed automatically to May 2010.

On July 31, 2002, the Company and Quintiles Transnational Corp. (“Quintiles”) entered into an agreement to commercialize the Company’s portfolio of women’s healthcare products in the United States. Under the terms of this agreement, Quintiles’ commercialization unit, Innovex, provided a dedicated team of 55 sales representatives on a three-year, fee-for-service basis, to commercialize the Company’s women’s healthcare products. On March 5, 2003, the Company and Quintiles announced an agreement to commercialize STRIANT® in the United States. Under the terms of this agreement, Innovex provided a dedicated team of approximately 75 sales representatives for two-and-a-half years. In January 2004, the Company and Innovex restructured the sales force. The restructured sales force was comprised of nine Company district managers as well as 80 sales representatives divided evenly between the Company and Innovex. In February 2005, the Company and Innovex reduced the sales force to 28 individuals, which included 23 sales representatives divided evenly between the Company and Innovex. The Company took responsibility for all sales force support. Columbia hired the remaining Innovex sales representatives as Columbia employees on November 1, 2005.

On October 16, 2002, the Company and Ardana Bioscience, Ltd. (“Ardana”) entered into a license and supply agreement for STRIANT® in 18 European countries (excluding Italy). Under the terms of the agreement, Ardana markets, distributes and sells STRIANT. In exchange for the license, the Company will receive total payments of approximately $8 million, including $4 million in signature and milestone fees received in the fourth quarter of 2002. Initial regulatory approval of the U.K. application, received in the first quarter of 2004, was the basis for mutual recognition applications filed in the rest of Europe. Additional milestone payments totaling $2 million (of which $0.8, $0.4 and $0.8 million were received in 2006, 2005 and 2004, respectively) are due upon marketing approvals in major European countries included in the agreement. Additionally, a performance payment of $2 million is due upon achievement of a certain level of sales. Ardana is obligated to purchase its requirements of product from the Company during the term of the agreement. The agreement shall continue for a period of the later of 10 years from the first commercial sale of the finished product by Ardana or the date of expiration or lapse of the last of the Company’s patent rights to expire or lapse in the territory, determined on a country by country basis. The Company is recognizing the license revenue on this agreement over a 132 month period and accordingly has recognized revenue of $0.7, $0.7, $0.5 and $0.5 million in 2007, 2006, 2005 and 2004, respectively. The remaining $3.2 million as of December 31, 2007 is shown as deferred revenue in the accompanying consolidated balance sheets.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. The Company received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. The Company is recognizing the license revenue on this agreement over a 132 month period and accordingly has recognized revenue of $53,199, $41,574, $41,573 and $38,003 in 2007, 2006, 2005 and 2004, respectively. The remaining $356,093 as of December 31, 2007 is shown as deferred revenue in the accompanying consolidated balance sheets.

In June 2004, the Company sold the worldwide rights to its over-the-counter products Advantage-S® Contraceptive Gel and RepHresh® Vaginal Gel and the foreign rights to Replens® Vaginal Moisturizer to Lil’ Drug Store. The Company also sold its existing finished goods inventory of these products to Lil’ Drug Store. Additionally, the companies executed a five year supply agreement and a two and one-half year agreement for the Company’s sales force to promote these products to obstetricians and gynecologists in the United States. Upon closing, the Company received payments amounting to $832,000, which were paid in 2004, from the sale of the rights and inventory. In June 2004, the Company recorded a loss of $577,917 on the loss of the sale of the intangible assets associated with the products. The professional services agreement expired in December 2006. The production and sale of Advantage-S was discontinued during 2006. The Company continues to receive revenues from the manufacture and sale of RepHresh and Replens to Lil’ Drug Store and royalties on sales of these products manufactured by third parties.

On September 27, 2007, the Company entered into a License and Supply Agreement with Ascend Therapeutics, Inc. (“Ascend”), pursuant to which the Company granted Ascend an exclusive, five year license to market and sell the Company’s PROCHIEVE® 4% (progesterone gel) product in the United States effective January 1, 2008. Ascend will purchase product from Columbia at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement.

(4) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the PharmaBio financing agreements (see Note 5) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE® for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds will be used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6,272,566 to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the notes. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the years ended December 31, 2007 and 2006, $2,237,043 and $53,793, respectively, of amortization related to these discounts is classified as interest expense in the consolidated statements of operations. Unamortized discounts of $12,463,822 and $14,700,863 have been reflected as a reduction to the face value of the convertible notes in the consolidated balance sheets as of December 31, 2007 and 2006 respectively.

On March 16, 1998, the Company issued to an institutional investor a $10 million convertible subordinated note due March 15, 2005. The note was subordinate to other senior securities of the Company and bore interest at 7.125% which was payable semiannually on March 15 and September 15. The note was paid in full on March 15, 2005.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles’ strategic investment group, PharmaBio Development (“PharmaBio”), agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts, and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17% (12.51% prior to the restatement described in Note 2). The Company recorded $617,016, $615,709, $677,354, and $884,765 as interest expense for the years 2007, 2006, 2005 and 2004, respectively. The agreement called for a true-up payment, if by February 28, 2005, the Company had not made $2,750,000 in royalty payments to PharmaBio. The amounts paid to PharmaBio were $647,884 for 2007, $548,464 for 2006, $2,290,662 (which included the $1,891,944 true-up) for 2005, and $423,137 for 2004. The final payment of $3.6 million was made on February 29, 2008.

In an agreement dated March 5, 2003 (the “STRIANT® Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15% (10.67% prior to the restatements described in Note 2). The Company recorded $1,648,756, $1,900,640, $2,658,300, and $2,288,032 as interest expense in 2007, 2006, 2005, and 2004 respectively. The STRIANT Agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio would be deemed (solely for purposes of the STRIANT Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the STRIANT Agreement, including the Early Payment, exceeded $13 million, the Company would have been entitled to have such excess reimbursed. Including the Early Payment, the Company has paid PharmaBio approximately $13,100,000 through 2007.

Liabilities from financing agreements consist of the following:

		December 31
	2007	2006	2005
		(Restated)	(Restated)
July 31, 2002 financing agreement	$3,620,653	$3,749,941	$3,682,697
March 5, 2003 financing agreement	11,591,486	10,080,790	20,078,556
	15,212,139	13,830,731	23,761,253
Less: current portion	3,786,538	553,947	12,840,161
	$11,425,601	$13,276,784	$10,921,092

(6) CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK

In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, sold to 24 accredited investors, has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of Series C Preferred Stock were converted into 142,857 Common Shares, in 2006, 50 shares of Series C Preferred Stock were converted into 14,285 Common Shares, and in 2007, 2,075 shares of Series C Preferred Stock were converted into 1,564,548 Common Shares. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations. The terms of the contingently redeemable Series C Convertible Preferred Stock remain as originally stated.

(7) SHAREHOLDERS’ EQUITY

Preferred Stock- Authorized Preferred Stock is 1,000,000 shares at a par value of $0.01 per share.

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

On March 12, 2002, the Company adopted a Shareholder Rights Plan (“Rights Plan”) designed to protect company shareholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to shareholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company’s Common Stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions. These rights are deemed to have no value and accordingly have not been recorded in the accompanying financial statements.

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. In 2007, 5,453 shares of Series E Preferred Stock were converted into 272,650 shares of Common Stock.

Common Stock-

During 2007, the Company issued 43,050 shares of Common Stock for the exercise of stock options with proceeds of $63,241, and 155,690 shares of restricted Common Stock were granted to its key employees and to members of the Board of Directors.

In March 2006, the Company issued 7,428,220 shares of its Common Stock to a group of new and existing investors, which resulted in the Company receiving $28,766,126, after expenses.

In 2005, the Company issued 2,850 shares of its Common Stock for the exercise of stock options with proceeds of $8,253.

Warrants-

As of December 31, 2007, the Company had warrants outstanding for the purchase of 4,867,755 shares of Common Stock. Information on outstanding warrants is as follows:

Exercise Price	Warrants

$4.81	200,000
5.39	1,857,041
5.50	2,285,714
5.85	100,000
7.50	75,000
8.35	350,000
$5.69	4,867,755

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

No warrants were exercised in 2007, 2006 and 2005.

As of December 31, 2007, 4,867,755 warrants were exercisable.

Stock- based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options and other stock-based awards based on estimated fair values.

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs on the Company’s Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005 and 2004:

	Year Ended
	December 31,
	2007	2006	2005	2004
Employee share-based compensation in:
Cost of revenue	$148,589	$82,720	$-	$-

Selling and distribution	160,573	87,032	-	-
General and administrative	1,014,702	733,695	-	-
Research and development	166,195	161,936	-	-
Total employee share-based compensation
in operating expenses	1,341,470	982,663	-	-

Total employee share-based compensation	$1,490,059	$1,065,383	$-	$-

Stock compensation for consultants amounted to $157,863 and $183,065 for 2007 and 2006, respectively. No tax benefit has been recognized due to net losses during the periods presented. In 2006, the Company took a charge of $181,000 for extending the term of vested stock options for one of its former officers.

The table below reflects the pro forma information for the years ended December 31, 2005 and 2004 reflecting the impact of stock-based compensation as if accounted for under SFAS 123(R):

	2005	2004
	(Restated)	(Restated)
	(proforma)	(proforma)
Net loss, before share-based compensation
for employees, prior period	$(10,104,329)	$(26,066,644)

Add: share-based compensation expense for
employees determined under fair-value based method	(1,609,735)	(2,101,241)
Net loss, after effect of share-based compensation
for employees	$(11,714,064)	$(28,167,885)

Net loss per share:
Basic and diluted - as reported in prior year	$(0.25)	$(0.64)
Basic and diluted - after effect of share-based
compensation for employees	$(0.29)	$(0.69)

As of December 31, 2007, total unamortized share-based compensation cost related to non-vested stock options was $1,648,743 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 29 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.

The assumptions used to value options granted are as follows:

	2007	2006	2005	2004
Risk free interest rate	4.53%	4.87%	4.03%	3.01%
Expected term	4.52 years	4.84 years	6.67 years	4.95 years
Dividend yield	0.0	0.0	0.0	0.0
Expected volatility	85.68%	72.42%	81.90%	86.37%

The Company estimated the volatility of its stock based on expected volatility of the Company’s stock which includes consideration of historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. The Company did not consider implied volatility because there are no options traded on its stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the estimated term of the employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts on Common Stock.

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

Stock Option Plans-

In October 1996, the Company adopted the 1996 Long-term Performance Plan (“1996 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. The stock options have a maximum term of ten years after the date of grant and generally vest fully after four years. Options granted prior to 2006 have a ten year term. Since 2006, the Company has been issuing stock options with a seven year term. Options generally vest over a four-year period, with 25% vesting on each of the first four anniversaries of the date of grant. The 2007 annual option grant to employees vested 25% of the grant upon the grant date with the balance to vest equally over the next three years. The Company’s general policy is to issue new shares upon the exercise of stock options

Pursuant to the Performance Plan, an aggregate of 8,000,000 shares of Common Stock have been reserved for issuance. Under the 1988 Stock Option Plan, as amended (the “88” Plan”), a total of 5.0 million shares of Common Stock were authorized for issuance upon exercise of the options. As of October 1996, no further options were granted pursuant to this plan and, in 2006, the remaining outstanding options expired.

A summary of the status of the Company’s two stock option plans as of December 31, 2007, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:

	2007		2006		2005		2004
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,686,552	$8.57	5,960,525	$7.79	5,479,400	$8.73	6,087,050	$8.57
Granted	1,710,850	1.50	434,900	4.29	976,680	2.56	852,400	4.51
Exercised	(43,050)	1.47	(335,049)	3.05	(2,850)	2.90	-	-
Forfeited	(1,418,017)	12.84	(1,373,824)	6.27	(492,705)	7.89	(1,460,050)	5.60
Outstanding at end of year	4,936,335	4.64	4,686,552	8.57	5,960,525	7.79	5,479,400	8.73

Options exercisable at year end	3,196,121		3,782,060		4,645,938		4,141,314

The weighted average grant date fair values of options granted in 2007, 2006, 2005 and 2004 was $1.50, $4.29, $2.56 and $4.51 per share respectively.

The following table summarizes the range of exercise prices and the weighted average prices for options outstanding, options exercisable and unvested options at December 31, 2007:

	Options Outstanding			Options Exercisable			Unvested Options
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Contractual	Exercise	Unvested at	Exercise
Prices	12/31/07	Life (Years)	Price	12/31/07	Life (Years)	Price	12/31/07	Price
$1.42	1,474,170	6.16	$1.42	355,418	6.16	$1.42	1,118,752	$1.42
$1.91 - $3.44	1,024,815	5.48	2.66	691,965	5.31	2.77	332,850	$2.45
$3.51 - $5.75	1,026,350	5.19	4.48	745,363	4.69	4.56	280,987	$4.29
$5.87 - $11.63	1,411,000	1.84	9.56	1,403,375	1.81	9.58	7,625	$6.54
$1.42 - $11.63	4,936,335	4.58	4.64	3,196,121	3.72	6.03	1,740,214	$2.10

The weighted average exercise price and the weighted average remaining contractual life of the outstanding options expected to vest at December 31, 2007 amounted to $6.01 and 3.91 years, respectively.

The aggregate intrinsic value of options outstanding, options expected to vest and options exercisable at December 31, 2007 were $1,313,322, $1,181,990, and $340,201 respectively.

During 2007, cash received from the exercise of options was $63,241.

Restricted stock grants consist of grants of the Company’s Common Stock that may vest in the future. The Board has set a one, two, or four year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s Common Stock at the date of grant. Expense relating to restricted shares is at the closing price amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for 2007 is as follows:

	2007
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at beginning of period	146,875	$4.49
Granted	159,390	$1.79
Vested	(105,469)	$1.69
Forfeited	(3,700)	$1.40
Unvested at December 31, 2007	197,096	$2.36

As of December 31, 2007, there was $0.3 million of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, 2005 and 2004 was $0.2, $0.1, $0.0 and $0.0 respectively.

Adjustments for Stock-Based Compensation on Prior Year Financial Statements

As of January 1, 2006, the Company adopted SFAS 123R, using the modified prospective transition method. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including stock options and other stock-based awards based on estimated fair values. Prior to January 1, 2006, the Company accounted for share-based compensation granted under its stock option plans using the recognition and measurement provisions of APB 25. Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the Company’s Common Stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares that an individual employee was entitled to receive and the option price, if any, were known.

As previously disclosed, a review of the Company’s stock option granting practices from October 1996 through 2006 resulted in the recording for the year ended December 31, 2006, of an equity reclassification of $998,000 to reflect additional prior period stock-based compensation expense under APB 25, the accounting method in effect at the time, relating to the Company’s historical stock option practices. The majority of such amount was attributable to options granted in 1997, with related compensation expense allocable to the years ended December 31, 1997 and 1998. In determining the appropriate method to account for the understatement of compensation expense, the Company considered SEC Staff Accounting Bulletin (SAB) No. 99, Materiality. In accordance with the transition provisions of Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company recorded a reclassification within the equity section of the consolidated balance sheet as an increase in additional paid-in capital and an increase in accumulated deficit for the year ended December 31, 2006, of $998,000, excluding any related tax effect.  Because the Company substantially reported losses during this period, the impact to income taxes was not considered material. This reclassification represented the effect of the adjustment resulting from the non-cash charges discussed above, all of which relate to prior fiscal years.

(8) LOSS PER COMMON SHARE:

The calculation of basic and diluted loss per common share is as follows:

	2007	2006	2005	2004
		(Restated)	(Restated)	(Restated)
Net loss	$(14,291,790)	$(12,485,379)	$(10,104,329)	$(26,066,644)
Less: Preferred stock dividends	(76,894)	(161,379)	(162,500)	(162,500)
Net loss applicable to
common stock	$(14,368,684)	$(12,646,758)	$(10,266,829)	$(26,229,144)

Basic and diluted
Weighted-average number of
common shares outstanding	51,124,266	48,088,516	41,752,422	40,984,083

Basic and diluted net loss per
common share	$(0.28)	$(0.26)	$(0.25)	$(0.64)

(9) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases-

The Company leases office space and office equipment under noncancelable operating leases. Lease expense for each of the four years ended December 31, 2007, 2006, 2005 and 2004 totaled $209,478, $223,122, $265,620 and $355,055 respectively. Future minimum lease payments as of December 31, 2007 are as follows:

2008	$239,801
2009	243,005
2010	244,156
2011	237,765
2012	420,097
Thereafter	$1,384,824

Royalties-

In 1989, the Company purchased the assets of Bio-Mimetics Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. is entitled to a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments are payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20 or more on March 2, or within 30 days after the date, of any year. The Company may not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Royalty expense under this agreement amounted to $114,466, $245,416, $405,798 and $339,706 in 2007, 2006, 2005 and 2004, respectively. The Company determined that royalty payments on STRIANT®, PROCHIEVE®, and CRINONE® terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT®, PROCHIEVE®, and CRINONE®. The Company intends to defend this action vigorously.

Employment Agreements-

In March 2006, the Company entered into a two-year employment agreement with an individual to serve as President and Chief Executive Officer of the Company. The agreement was due to expire on March 31, 2008, but was renewed pursuant to its terms for one year to expire March 31, 2009. Pursuant to the employment agreement, the employee is entitled to a base salary of $390,000 per year plus a target 50% bonus.

In March 2006, the Company entered into a two-year employment agreement with an individual to serve as Senior Vice President, General Counsel and Secretary of the Company. The agreement was due to expire on March 31, 2008, but was renewed pursuant to its terms for one year to expire March 31, 2009. Pursuant to the employment agreement, the employee is entitled to a base salary of $295,700 per year plus a target 40% bonus.

In December 2006, the Company entered into an employment agreement with an individual to serve as Senior Vice President, Chief Financial Officer and Treasurer of the Company. The agreement was due to expire on March 31, 2008, but was renewed pursuant to its terms for one year to expire March 31, 2009. Pursuant to the employment agreement, the employee is entitled to a base salary of $275,000 per year plus a target 35% bonus.

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

 In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT®, PROCHIEVE®, and CRINONE® terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT®, PROCHIEVE®, and CRINONE® . The Company intends to defend this action vigorously.

(10) GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:

Geographic Information-

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations. Most arrangements with licensees are made by the Bermuda company. These customers sell their products into several countries. The Company’s largest international customer is MerckSerono with Lil’ Drug store next in revenue size and Ardana and Mipharm who are small contributors.

The following table shows selected information by geographic area:

		Long Lived
	Revenues	Assets
As of and for the year
ended December 31, 2007-

United States	$15,257,884	$30,397,655
Switzerland	8,101,831	-
Other European Countries	6,267,923	824,389
Subtotal International	14,369,754	824,389
	$29,627,638	$31,222,044

As of and for the year
ended December 31, 2006-

United States	$7,950,735	$34,625,301
Switzerland	5,716,289	-
Other European Countries	3,726,057	539,206
Subtotal International	9,442,346	539,206
	$17,393,081	$35,164,507

As of and for the year
ended December 31, 2005-

United States	$10,970,046	$509,653
Switzerland	5,404,847	-
Other European Countries	5,665,949	617,683
Subtotal International	11,070,796	617,683
	$22,040,842	$1,127,336

As of and for the year
ended December 31, 2004-

United States	$11,236,330	$628,418
Switzerland	3,320,908	-
Other European Countries	3,303,166	699,763
Subtotal International	6,624,074	699,763
	$17,860,404	$1,328,181

Customer Concentration-

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:

	2007	2006	2005	2004

MerckSerono	$8,151,292	$8,234,198	$9,765,387	$8,512,147
Cardinal Healthcare	6,098,510	2,060,152	1,773,811	1,419,962
Lil' Drug Store Products, Inc.	5,958,925	4,637,928	6,906,358	3,565,760
McKesson	3,888,354	1,892,728	1,620,188	1,218,438
AmerisourceBergen	2,800,555	-	-	-
All others (none over 5%)	2,730,002	568,075	1,975,098	3,144,097

	$29,627,638	$17,393,081	$22,040,842	$17,860,404

Revenues from sales of CRINONE® to Merck Serono S.A.were $8.2 million in 2007 and 2006, $9.8 million in 2005 and $8.5 million in 2004. The 2007 figure represents the sales of CRINONE® to Merck Serono ex-United States only whereas previously the Company sold product to Merck Serono for both the US and international markets. At the end of 2006, the Company acquired the US rights to Crinone®. The 2006 figure reflects the reduction in sales of approximately $0.6 million relating to the reversal of sales previously recorded in 2006 upon repurchase of Serono’s U.S. CRINONE product inventory.

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2007 2006 and 2005:

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Restated)	(Restated)	(Restated)
Net Revenues	$6,684,620	$7,287,014	$7,308,079	$8,347,925	$29,627,638
Gross profit	4,612,433	4,483,725	5,578,997	5,937,943	20,613,098
Loss from operations	(1,842,496)	(1,865,255)	(1,886,598)	(2,513,499)	(8,107,848)
Net loss	(3,535,976)	(3,589,375)	(3,724,362)	(3,442,077)	(14,291,790)
Basic and diluted loss
per common share	$(0.07)	$(0.07)	$(0.07)	$(0.07)	$(0.28)

2006	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net Revenues	$4,545,377	$5,523,113	$4,946,387	$2,378,204	$17,393,081
Gross profit	2,667,109	3,219,374	2,772,406	914,349	9,573,238
Loss from operations	(2,148,353)	(1,925,036)	(2,266,429)	(4,820,286)	(11,160,104)
Net loss	(2,940,189)	(2,244,065)	(2,561,410)	(4,739,715)	(12,485,379)
Basic and diluted loss
per common share	$(0.07)	$(0.05)	$(0.05)	$(0.09)	$(0.26)

2005	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net Revenues	$4,280,577	$6,333,845	$6,533,942	$4,892,478	$22,040,842
Gross profit	2,463,572	4,088,410	4,143,828	3,233,535	13,929,345
Loss from operations	(3,553,014)	(958,944)	(649,653)	(2,069,070)	(7,230,681)
Net loss	(4,472,538)	(1,765,343)	(1,458,897)	(2,407,551)	(10,104,329)
Basic and diluted loss
per common share	$(0.11)	$(0.04)	$(0.04)	$(0.06)	$(0.25)

(11) QUARTERLY UNAUDITED FINANCIAL STATEMENTS FOR 2007 AND 2006 RESTATEMENTS - SEE NOTE 2

As disclosed in Note 2, the Company is restating within this Annual Report on Form 10K, its unaudited condensed consolidated financial statements for the first, second, and third quarters of 2007 and 2006. These restatements and revisions primarily reflect adjustments to:

Correct previously reported interest expense for financing arrangements for understatement or overstatements in each of the quarters of 2007 and 2006 along with the respective increase or decrease in net loss and the impact on outstanding balances of financing agreements and to increase or decrease the accumulated deficit.

Correct the classification of the contingently redeemable Series C Convertible Preferred Stock from Shareholders’ Equity to temporary equity for the quarters ended 2007.

Background

As described in Note 2, when the Company initially recorded the Pharma-Bio Financing Agreements, it applied the yield to maturity method for accounting for the interest expense, but did not recognize the interim payment obligations that resulted in implicit interest rates of 13% and 11%, respectively. The Company has determined that it should have applied the effective yield method called for in Accounting Principles Board Opinion 21 (“APB 21”) to account for interest expense, and should have included the impact of the interim payments on the implicit interest rates. Under APB 21, the implicit interest rates would have been approximately 17% and 15%, respectively. Over the life of each financing agreement, however, the payments and the recorded interest expense would be equal under both accounting methods. Further, the adjustments do not change current cash flows or repayment obligations.

Within the quarters ended March 31, June 30, and September 30, 2007 and 2006, interest expense, the financing agreement liability and accumulated deficit have been adjusted as per the tables below.

In addition, the Company had previously recorded the contingently redeemable Series C Convertible Preferred Stock amount as Shareholders’ Equity on its balance sheets. The Company reclassified its contingently redeemable Series C Convertible Preferred Stock from Shareholders’ Equity to temporary equity, because the holders have redemption rights for certain events that are not controlled by the Company. The terms of the Series C Convertible Preferred Stock have not changed from the original issuance in 1999.

For the quarters ended March 31, June 30, and September 30, 2007 and 2006, the Company revised its interest expense by the following amounts:

	Interest	Interest	Interest	Interest
	Expense	Expense	Expense	Expense
	2007	Year to Date	2006	Year to Date
		2007		2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Quarter ended March 31	(193,189)	(193,189)	193,867	193,867

Quarter ended June 30	(193,982)	(387,171)	(234,746)	(40,879)

Quarter ended September 30	(205,937)	(593,108)	4,013	(36,866)

The net effects of the restatement adjustments on the condensed balance sheets as of the quarters ended March 31, June 30, and September 30, 2007 are indicated in the following table.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	Restated		As reported	Restated		As reported	Restated		As reported
	March 31,	March 31,	March 31,	June 30,	June 30,	June 30,	September 30,	September 30,	September 30,
	2007	Adjustments	2007	2007	Adjustments	2007	2007	Adjustments	2007
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
ASSETS:
Cash and cash equivalents	$20,269,847		$20,269,847	$19,994,621		$19,994,621	$19,226,558		$19,226,558
Accounts receivable, net	4,872,451		4,872,451	4,214,478		4,214,478	3,935,860		3,935,860
Inventories	2,456,656		2,456,656	2,184,540		2,184,540	2,243,022		2,243,022
Prepaid expenses and other current assets	753,122		753,122	473,702		473,702	382,630		382,630
Total current assets	28,352,076		28,352,076	26,867,341		26,867,341	25,788,070		25,788,070

Property and equipment, net	710,632		710,632	659,071		659,071	614,066		614,066
Intangible Assets, net	31,643,335		31,643,335	31,382,152		31,382,152	30,120,970		30,120,970
Other Assets	1,677,058		1,677,058	1,620,019		1,620,019	1,633,020		1,633,020
TOTAL ASSETS	$62,383,101		$62,383,101	$60,528,583		$60,528,583	$58,156,126		$58,156,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of financing agreements	$3,745,244		$3,745,244	$3,800,806		$3,800,806	$3,829,484		$3,829,484
Accounts payable	2,458,341		2,458,341	2,280,245		2,280,245	2,125,640		2,125,640
Accrued expenses	2,850,793		2,850,793	3,732,613		3,732,613	4,110,557		4,110,557
Total Current Liabilities	9,054,378		9,054,378	9,813,664		9,813,664	10,065,681		10,065,681
Notes Payable	25,837,064		25,837,064	26,385,162		26,385,162	26,951,333		26,951,333
Deferred revenue	4,119,368		4,119,368	3,939,853		3,939,853	3,760,351		3,760,351
Long-term portion of financing agreements (1)	10,498,485	1,853,818	8,644,667	10,788,812	1,659,836	9,128,976	11,096,321	1,453,899	9,642,422
TOTAL LIABILITIES	49,509,295	1,853,818	47,655,477	50,927,491	1,659,836	49,267,655	51,873,686	1,453,899	50,419,787

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Convertible Preferred Stock (2)	1,400,000	1,400,000	-	1,125,000	1,125,000	-	1,125,000	1,125,000	-
1,400, 1,125, and 1,125 shares issued and outstanding
in first, second and third quarter, liquidation preference
of $1,400,000, $1,125,000, and $1,250,000 respectively

SHAREHOLDERS' EQUITY:
Series C Convertible Preferred Stock, 1,400, 1,125, 1,125 shares issued and outstanding in first, second, and third quarter,
liquidation preference of $1,400,000, $1,125,000, and $1,125,000 respectively (2)	-	(14)	14	-	(11)	11	-	(11)	11
Preferred Stock, $0.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and
and outstanding in for three quarters	1		1	1		1	1		1
Series E Convertible Preferred Stock, 69,000, 68,742 and 68,742,shares
issued and outstanding in first, second, and third quarter,	690		690	687		687	687		687
Common Stock, $0.01 par value; 100,000,000
authorized; 51,188,863, 51,439,651, and 51,470,401 shares issued
in first, second and third quarter respectively	511,889		511,889	514,391		514,391	514,704		514,704
Capital in excess of par value	221,065,991	(1,399,986)	222,465,977	221,665,264	(1,124,989)	222,790,253	222,065,339	(1,124,989)	223,190,328
Less cost of 6,000, 12,000, and 12,000 treasury shares	(26,880)		(26,880)	(40,140)		(40,140)	(40,140)		(40,140)
Accumulated deficit	(210,277,382)	(1,853,818)	(208,423,564)	(213,866,757)	(1,659,836)	(212,206,921)	(217,591,116)	(1,453,899)	(216,137,217)
Accumulated other comprehensive income	199,497		199,497	202,646		202,646	207,965		207,965
TOTAL SHAREHOLDERS' EQUITY	11,473,806	(3,253,818)	14,727,624	8,476,092	(2,784,836)	11,260,928	5,157,440	(2,578,899)	7,736,339
TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	$62,383,101	$-	$62,383,101	$60,528,583	$-	$60,528,583	$58,156,126	$-	$58,156,126

(1) Adjustment to correct the amount of interest recorded on financing agreements
(2) Adjustment to reclassify Series C Convertible Preferred Stock to temporary equity due to redemption provisions

The following table sets forth statement of operations data for the quarters ended March 31, June 30, and September 30, 2007 and 2006.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,			Six Months Ended June 30,			Nine Months Ended September 30,
	Restated		As reported	Restated		As reported	Restated		As reported
	2007	Adjustments	2007	2007	Adjustments	2007	2007	Adjustments	2007

NET REVENUES	$6,684,620		$6,684,620	$13,971,634		$13,971,634	$21,279,713		$21,279,713

COST OF REVENUES	2,072,187		2,072,187	4,875,476		4,875,476	6,604,558		6,604,558
Gross profit	4,612,433		4,612,433	9,096,158		9,096,158	14,675,155		14,675,155

OPERATING EXPENSES:
Selling and distribution	1,897,282		1,897,282	4,061,132		4,061,132	6,908,326		6,908,326
General and administrative	1,984,525		1,984,525	3,899,773		3,899,773	5,813,335		5,813,335
Research and development	1,350,901		1,350,901	2,359,600		2,359,600	3,803,257		3,803,257
Amortization of licensing right	1,222,221		1,222,221	2,483,404		2,483,404	3,744,586		3,744,586
Total operating expenses	6,454,929		6,454,929	12,803,909		12,803,909	20,269,504		20,269,504

Loss from operations	(1,842,496)		(1,842,496)	(3,707,751)		(3,707,751)	(5,594,349)		(5,594,349)
OTHER INCOME (EXPENSE):
Interest income	263,556		263,556	505,589		505,589	739,895		739,895
Interest expense (1)	(1,934,554)	193,189	(2,127,743)	(3,904,416)	387,171	(4,291,587)	(5,908,736)	593,108	(6,501,844)
Other, net	(22,482)		(22,482)	(18,773)		(18,773)	(86,522)		(86,522)
	(1,693,480)	193,189	(1,886,669)	(3,417,600)	387,171	(3,804,771)	(5,255,363)	593,108	(5,848,471)

Net loss	$(3,535,976)	$193,189	$(3,729,165)	$(7,125,351)	$387,171	$(7,512,522)	$(10,849,712)	$593,108	$(11,442,820)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$0.01	$(0.08)	$(0.14)	$0.01	$(0.15)	$(0.21)	$0.01	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	50,081,448		50,081,448	50,713,299		50,713,299	50,955,758		50,955,758

(1) Adjusted to correct the amount of interest recorded on financing agreements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,			Three Months Ended June 30,			Three Months Ended September 30,
	Restated		As reported	Restated		As reported	Restated		As reported
	2007	Adjustments	2007	2007	Adjustments	2007	2007	Adjustments	2007

NET REVENUES	$6,684,620		$6,684,620	$7,287,014		$7,287,014	$7,308,079		$7,308,079

COST OF REVENUES	2,072,187		2,072,187	2,803,289		2,803,289	1,729,082		1,729,082
Gross profit	4,612,433		4,612,433	4,483,725		4,483,725	5,578,997		5,578,997

OPERATING EXPENSES:
Selling and distribution	1,897,282		1,897,282	2,163,850		2,163,850	2,847,194		2,847,194
General and administrative	1,984,525		1,984,525	1,915,248		1,915,248	1,913,562		1,913,562
Research and development	1,350,901		1,350,901	1,008,699		1,008,699	1,443,657		1,443,657
Amortization of licensing right	1,222,221		1,222,221	1,261,183		1,261,183	1,261,182		1,261,182
Total operating expenses	6,454,929		6,454,929	6,348,980		6,348,980	7,465,595		7,465,595

Loss from operations	(1,842,496)		(1,842,496)	(1,865,255)		(1,865,255)	(1,886,598)		(1,886,598)
OTHER INCOME (EXPENSE):
Interest income	263,556		263,556	242,033		242,033	234,306		234,306
Interest expense (1)	(1,934,554)	193,189	(2,127,743)	(1,969,862)	193,982	(2,163,844)	(2,004,321)	205,937	(2,210,258)
Other, net	(22,482)		(22,482)	3,709		3,709	(67,749)		(67,749)
	(1,693,480)	193,189	(1,886,669)	(1,724,120)	193,982	(1,918,102)	(1,837,764)	205,937	(2,043,701)

Net loss	($3,535,976)	$193,189	$(3,729,165)	$(3,589,375)	$193,982	$(3,783,357)	$(3,724,362)	$205,937	$(3,930,299)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.07)	$0.01	$(0.08)	($0.07)	$0.00	($0.07)	($0.07)	$0.01	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	50,081,448		50,081,448	51,342,528		51,342,528	51,432,770		51,432,770

(1) Adjusted to correct the amount of interest recorded on financing agreements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,			Six Months Ended June 30,			Nine Months Ended September 30,
	Restated		As reported	Restated		As reported	Restated		As reported
	2006	Adjustments	2006	2006	Adjustments	2006	2006	Adjustments	2006

NET REVENUES	$4,545,377		$4,545,377	$10,068,490		$10,068,490	$15,014,877		$15,014,877

COST OF REVENUES	1,878,268		1,878,268	4,182,007		4,182,007	6,355,988		6,355,988
Gross profit	2,667,109		2,667,109	5,886,483		5,886,483	8,658,889		8,658,889

OPERATING EXPENSES:
Selling and distribution	1,499,979		1,499,979	3,239,490		3,239,490	4,859,602		4,859,602
General and administrative	1,588,866		1,588,866	3,348,796		3,348,796	5,064,597		5,064,597
Research and development	1,726,617		1,726,617	3,370,370		3,370,370	5,073,292		5,073,292
Total operating expenses	4,815,462		4,815,462	9,958,656		9,958,656	14,997,491		14,997,491

Loss from operations	(2,148,353)		(2,148,353)	(4,072,173)		(4,072,173)	(6,338,602)		(6,338,602)
OTHER INCOME (EXPENSE):
Interest income	100,495		100,495	355,899		355,899	612,691		612,691
Interest expense (1)	(864,858)	(193,867)	(670,991)	(1,455,591)	40,879	(1,496,470)	(1,984,567)	36,866	(2,021,433)
Other, net	(27,473)		(27,473)	(11,173)		(11,173)	(33,970)		(33,970)
	(791,836)	(193,867)	(597,969)	(1,110,865)	40,879	(1,151,744)	(1,405,846)	36,866	(1,442,712)

Net loss	$(2,940,189)	$(193,867)	$(2,746,322)	$(5,183,038)	$40,879	$(5,223,917)	$(7,744,448)	$36,866	$(7,781,314)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.01)	$(0.06)	$(0.11)	$(0.00)	$(0.11)	$(0.17)	$0.00	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	43,344,655		43,344,655	46,467,128		46,467,128	47,547,819		47,547,819

(1) Adjusted to correct the amount of interest recorded on financing agreements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,			Three Months Ended June 30,			Three Months Ended September 30,
	Restated		As reported	Restated		As reported	Restated		As reported
	2006	Adjustments	2006	2006	Adjustments	2006	2006	Adjustments	2006

NET REVENUES	$4,545,377		$4,545,377	$5,523,113		$5,523,113	$4,946,387		$4,946,387

COST OF REVENUES	1,878,268		1,878,268	2,303,739		2,303,739	2,173,981		2,173,981
Gross profit	2,667,109		2,667,109	3,219,374		3,219,374	2,772,406		2,772,406

OPERATING EXPENSES:
Selling and distribution	1,499,979		1,499,979	1,739,511		1,739,511	1,620,112		1,620,112
General and administrative	1,588,866		1,588,866	1,761,146		1,761,146	1,715,801		1,715,801
Research and development	1,726,617		1,726,617	1,643,753		1,643,753	1,702,922		1,702,922
Total operating expenses	4,815,462		4,815,462	5,144,410		5,144,410	5,038,835		5,038,835

Loss from operations	(2,148,353)		(2,148,353)	(1,925,036)		(1,925,036)	(2,266,429)		(2,266,429)
OTHER INCOME (EXPENSE):
Interest income	100,495		100,495	255,404		255,404	256,792		256,792
Interest expense (1)	(864,858)	(193,867)	(670,991)	(590,733)	234,746	(825,479)	(528,976)	(4,013)	(524,963)
Other, net	(27,473)		(27,473)	16,300		16,300	(22,797)		(22,797)
	(791,836)	(193,867)	(597,969)	(319,029)	234,746	(553,775)	(294,981)	(4,013)	(290,968)

Net loss	$(2,940,189)	$(193,867)	$(2,746,322)	$(2,244,065)	$234,746	$(2,478,811)	$(2,561,410)	$(4,013)	$(2,557,397)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.01)	$(0.06)	$(0.05)	$0.00	$(0.05)	$(0.05)	$0.00	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	43,344,655		43,344,655	49,555,297		49,555,297	49,673,962		49,673,962

(1) Adjusted to correct the amount of interest recorded on financing agreements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months Ended March 31			Six months Ended June 30			Nine months Ended September 30
	Restated		As reported	Restated		As reported	Restated		As reported
	2007	Adjustments	2007 (2)	2007	Adjustments	2007 (2)	2007	Adjustments	2007 (2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,535,976)	193,189	$(3,729,165)	$(7,125,351)	387,171	$(7,512,522)	$(10,849,712)	593,108	$(11,442,820)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	1,336,005		1,336,005	2,710,728		2,710,728	4,084,445		4,084,445
Amortization on beneficial conversion features	303,441		303,441	613,208		613,208	933,767		933,767
Amortization on warrant valuation	234,489		234,489	472,819		472,819	718,432		718,432
Provision for doubtful accounts	-		-	-		-	-		-
Provision for sales returns	309,047		309,047	495,784		495,784	641,023		641,023
Writedown of inventories	-		-	-		-	-		-
Accrued Stock based compensation	627,023		627,023	957,143		957,143	1,319,712		1,319,712
Interest accrued on financing agreements (1) net of payments made	412,998	(193,189)	606,187	758,886	(387,171)	1,146,057	1,095,073	(593,108)	1,688,181
Changes in assets and liabilities-						-			-
(Increase) decrease in:						-
Accounts receivable	(2,570,397)		(2,570,397)	(1,909,781)		(1,909,781)	(1,633,986)		(1,633,986)
Inventories	(351,618)		(351,618)	(79,502)		(79,502)	(137,984)		(137,984)
Prepaid expenses and other current assets	243,646		243,646	520,423		520,423	614,318		614,318
Other assets	(202,523)		(202,523)	(205,032)		(205,032)	(278,907)		(278,907)
Increase (decrease) in:
Accounts payable	(328,429)		(328,429)	(506,525)		(506,525)	(661,130)		(661,130)
Accrued expenses	(1,381,346)		(1,381,346)	(1,687,197)		(1,687,197)	(1,453,558)		(1,453,558)
Deferred revenue	(63,280)		(63,280)	(242,795)		(242,795)	(422,297)		(422,297)
Net cash used in operating activities	(4,966,920)	-	(4,966,920)	(5,227,192)	-	(5,227,192)	(6,030,804)	-	(6,030,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		-	(1,497)		(1,497)	(9,085)		(9,085)
Net cash used in investing activities	-		-	(1,497)		(1,497)	(9,085)		(9,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	-		-	-		-	-		-
Proceeds from exercise of options	-		-	11,360		11,360	63,241		63,241
Payment for purchase of treasury stock				(13,260)		(13,260)	(13,260)		(13,260)
Dividends paid	(34,063)		(34,063)	(48,770)		(48,770)	(62,832)		(62,832)
Net cash used in financing activities	(34,063)		(34,063)	(50,670)		(50,670)	(12,851)		(12,851)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	453		453	3,602		3,602	8,921		8,921

NET DECREASE IN CASH	(5,000,530)		(5,000,530)	(5,275,757)		(5,275,757)	(6,043,819)		(6,043,819)

CASH, BEGINNING OF PERIOD	25,270,377		25,270,377	25,270,377		25,270,377	25,270,377		25,270,377

CASH END OF PERIOD	$20,269,847		$20,269,847	$19,994,621		$19,994,621	$19,226,558		$19,226,558

NON-CASH INVESTING ACTIVITIES
Accrued US Crinone Licensing Right purchase cost increase	$1,000,000			$1,000,000		$1,000,000	$1,000,000		$1,000,000

NON-CASH FINANCING ACTIVITIES
Conversion of preferred Series C&E shares	$13,789			$13,789		$13,789	$15,751		$15,751
(1) Adjustment to correct the amount of interest expense recorded ont financing agreements and to separate related payments between principal and interest.
(2) As reported amounts reflect a reclassification of payments of interest on financing agreements from financing activities to operating activities.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months Ended March 31			Six months Ended June 30			Nine months Ended September 30
	Restated		As reported	Restated		As reported	Restated		As reported
	2006	Adjustments	2006 (2)	2006	Adjustments	2006 (2)	2006	Adjustments	2006 (2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,940,189)	(193,867)	$(2,746,322)	$(5,183,038)	40,879	$(5,223,917)	$(7,744,448)	36,866	$(7,781,314)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	65,674		65,674	131,018		131,018	192,543		192,543
Amortization on beneficial conversion features	-		-	-		-	-		-
Amortization on warrant valuation	0		0	-		-	-		-
Provision for doubtful accounts	721		721	55,855		55,855	105,855		105,855
Provision for sales returns	208,014		208,014	620,868		620,868	712,908		712,908
Writedown of inventories	158,275		158,275	349,722		349,722	455,393		455,393
Stock based compensation	101,057		101,057	390,054		390,054	701,086		701,086
Accrued Interest expense on financing agreements	775,201	193,867	581,334	(4,980,634)	239,121	(5,219,755)	(4,661,339)	243,134	(4,904,473)
net of Payments made (1)
Loss on partial extinguishment of financing agreement				-	(280,000)	280,000	-	(280,000)	280,000
Loss on disposal of fixed asset	2,177		2,177	2,178		2,178	3,275		3,275
Changes in assets and liabilities-
(Increase) decrease in:				-		-
Accounts receivable	167,173		167,173	169,559		169,559	(211,839)		(211,839)
Inventories	(229,758)		(229,758)	(297,045)		(297,045)	(297,298)		(297,298)
Prepaid expenses and other current assets	(313,188)		(313,188)	(98,667)		(98,667)	(483,377)		(483,377)
Other assets	(145)		(145)	4,552		4,552	4,566		4,566
Increase (decrease) in:
Accounts payable	1,426,703		1,426,703	(142,215)		(142,215)	(165,469)		(165,469)
Accrued expenses	(752,468)		(752,468)	(913,350)		(913,350)	(279,745)		(279,745)
Deferred revenue	243,846		243,846	477,593		477,593	300,950		300,950
Net cash used in operating activities	(1,086,907)	-	(1,086,907)	(9,413,550)	-	(9,413,550)	(11,366,939)	-	(11,366,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,500)		(9,500)	(9,500)		(9,500)	(14,210)		(14,210)
Net cash used in investing activities	(9,500)		(9,500)	(9,500)		(9,500)	(14,210)		(14,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	28,813,385		28,813,385	28,766,126		28,766,126	28,766,126		28,766,126
Proceeds from exercise of options	260,045		260,045	972,511		972,511	1,021,759		1,021,759
Payments for purchase of treasury stock				-		-	-		-
Principal Payments pursuant to financing agreements				(5,391,268)		(5,391,268)	(5,391,268)		(5,391,268)
Dividends paid	(40,625)		(40,625)	(81,250)		(81,250)	(121,379)		(121,379)
Net cash provided by (used in) financing activities	29,032,805		29,032,805	24,266,119		24,266,119	24,275,238		24,275,238

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,125		7,125	23,754		23,754	21,143		21,143

NET INCREASE (DECREASE) IN CASH	27,943,523		27,943,523	14,866,823		14,866,823	12,915,232		12,915,232

CASH, BEGINNING OF PERIOD	7,136,854		7,136,854	7,136,854		7,136,854	7,136,854		7,136,854

CASH END OF PERIOD	$35,080,377		$35,080,377	$22,003,677		$22,003,677	$20,052,086		$20,052,086

(1) Adjustment to correct the amount of interest expense recorded ont financing agreements and to separate related payments between principal and interest.
(2) As reported amounts reflect a reclassification of payments of interest on financing agreements from financing activities to operating activities.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Reports of Independent Registered Public Accounting Firms	F-48 – F-49

Schedule II-Valuation and Qualifying Accounts	F-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Columbia Laboratories, Inc.

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated March 25, 2008 included elsewhere in this Annual Report on Form 10-K also included the 2007 information in the financial statement schedule of Columbia Laboratories, Inc. listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Columbia Laboratories, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the 2007 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, NY
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
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

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 15, 2007

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE FOUR YEARS ENDED DECEMBER 31, 2007

		Charged to
	Balance at	(credited to)		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions (A)	of year

YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$100,000	$15,000	$19,267	$95,733

YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$50,000	$105,855	$55,855	$100,000

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$86,114	$187,962	$224,076	$50,000

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$120,000	$48,917	$82,803	$86,114

(A) Deductions represent the write-off of uncollectible accounts

EXHIBIT INDEX

Exhibit Numbers

3.1	—	Restated Certificate of Incorporation of the Company, as amended 14/
3.2	—	Amended and Restated By-laws of Company 3/
4.1	—	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 3/
4.2	—	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto 3/
4.3	—	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. 3/
4.4	—	Form of Warrant to Purchase Common Stock 3/
4.5	—	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999
4.6	—	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State 13/
4.7	—	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. 13/
4.8	—	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto 15/
4.9	—	Form of Restricted Stock Agreement 18/
4.10	—	Form of Option Agreement 18/
4.11	—	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto 21/
10.1	—	1996 Long-term Performance Plan, as amended, of the Company 2/
10.2	—	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 1/
10.3	—	License and Supply Agreement by and between the Company and Mipharm S.p.A. dated March 5, 1999 4/
10.4	—	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. 5/
10.5	—	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. 6/
10.6	—	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent 7/
10.7†	—	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. 8/
10.8†	—	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A. 8/
10.9†	—	Marketing License Agreement dated June 4, 2002 between the Company and Ares Trading S.A. and Serono, Inc. 8/
10.10†	—	Investment and Royalty Agreement dated July 31, 2002 between the Company and PharmaBio Development Inc. 8/
10.11†	—	License and Supply Agreement dated October 16, 2002 between the Company and Ardana Bioscience Limited 9/
10.12†	—	Development and License Agreement dated December 26, 2002 between the Company and Ardana Bioscience Limited 9/

10.13†	—	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. 9/
10.14†	—	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. 10/
10.15	—	Form of Indemnification Agreement for Officers and Directors 11/
10.16	—	Form of Executive Change of Control Severance Agreement 11/
10.17†	—	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 12/
10.18†	—	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 12/
10.19†	—	Professional Promotion Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. 12/
10.20	—	Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 30, 2006 16/
10.21	—	Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 30, 2006 16/
10.22	—	Letter Agreement Supplement to STRIANT® Investment and Royalty Agreement dated April 14, 2006 17/
10.23	—	Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated December 6, 2006 19/
10.24	—	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 20/
10.25†	—	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd 21/
10.26	—	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. 21/
10.27	—	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. 22/
10.28	—	Columbia Laboratories, Inc., Incentive Plan 22/
10.29	—	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 22/
10.30†	—	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 23/
10.31	—	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 24/
10.32	—	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 24/

14	—	Code of Ethics of the Company 11/
21	—	Subsidiaries of the Company 24/
23.1	—	Consent of Goldstein Golub Kessler LLP 24/
23.2	—	Consent of McGladrey & Pullen, LLP 24/
31(i).1	—	Certification of Chief Executive Officer of the Company 24/
31(i).2	—	Certification of Chief Financial Officer of the Company 24/
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 24/
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 24/

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990
2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 3, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 7, 2006

20/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

21/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

22/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

23/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

24/	Filed herewith