Form 10-Q
period 2008-03-31
COLUMBIA LABORATORIES INC
filed 2008-05-09
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2758596 (I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey (Address of principal executive offices)	07039 (Zip Code)

Registrant's telephone number, including area code: (973) 994-3999

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No

              Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ora smaller reporting company. See the definitions of “large accelerated filer,” and  “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 2 2008: 52,073,402

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K (the “2007 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

As disclosed in Note 2, of the 2007 Annual Report, the Company restated in its unaudited condensed consolidated financial statements for the first, second, and third quarters of 2007.  These restatements and revisions primarily reflect adjustments to:

Correct previously reported interest expense for financing agreements for overstatement in each of the quarters of 2007 along with the respective decrease in the accumulated deficit and financing agreement liability.

Correct the classification of the contingently redeemable Series C Convertible Preferred Stock from Shareholder’s Equity to temporary equity for each of the quarters of 2007.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 13,132,875	$ 17,221,811
Accounts receivable, net	2,600,884	3,810,993
Inventories	3,371,034	3,047,129
Prepaid expenses and other current assets	1,053,579	1,287,300
Total current assets	20,158,372	25,367,233

Property and equipment, net	716,143	651,967
Intangible Assets, net	27,598,606	28,859,788
Other Assets	1,651,165	1,710,289
TOTAL ASSETS	$ 50,124,286	$ 56,589,277

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of financing agreements	$ 164,630	$ 3,786,538
Accounts payable	2,520,370	2,215,942
Accrued expenses	4,888,681	4,903,881
Total Current liabilities	7,573,681	10,906,361
Notes Payable	28,140,314	27,536,178
Deferred revenue	3,401,440	3,580,880
Long-term portion of financing agreements	11,834,099	11,425,601
TOTAL LIABILITIES	50,949,534	53,449,020

Contingently redeemable Series C Convertible Preferred
Stock, 1,125 shares issued and outstanding in 2008 and 2007	1,125,000	1,125,000

Shareholders' equity (Deficiency)
Preferred Stock, $0.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2008 and 2007	1	1
Series E Convertible Preferred Stock, 59,000 and 63,547 shares
issued and outstanding in 2008 and 2007 respectively	590	635
Common Stock, $0.01 par value; 100,000,000
authorized; 52,062,996 and 51,730,151 shares issued
in 2008 and 2007 respectively	520,630	517,302
Capital in excess of par value	222,664,322	222,376,941
Less cost of 25,140 and 18,000 treasury shares in 2008 and 2007	(71,309)	(54,030)
Accumulated deficit	(225,281,991)	(221,033,196)
Accumulated other comprehensive income	217,509	207,604
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(1,950,248)	2,015,257
TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY (DEFICENCY)	$ 50,124,286	$ 56,589,277

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
		Restated
	2008	2007

NET REVENUES	$ 9,068,728	$ 6,684,620

COST OF REVENUES	2,960,097	2,072,187
Gross profit	6,108,631	4,612,433

OPERATING EXPENSES:
Selling and distribution	3,259,566	1,897,282
General and administrative	2,119,911	1,984,525
Research and development	1,846,607	1,350,901
Amortization of licensing right	1,261,182	1,222,221
Total operating expenses	8,487,266	6,454,929

Loss from operations	(2,378,635)	(1,842,496)
OTHER INCOME (EXPENSE):
Interest income	136,321	263,556
Interest expense	(1,919,086)	(1,934,554)
Other, net	(87,395)	(22,482)
Total other (expense)	(1,870,160)	(1,693,480)

Net loss	$ (4,248,795)	$ (3,535,976)

NET LOSS PER COMMON SHARE:
Basic and diluted	$ (0.08)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	51,964,036	50,081,448

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
		Restated
	2008	2007

NET LOSS	$ (4,248,795)	$ (3,535,976)

Other comprehensive income (loss):
Foreign currency translation, net of tax	9,905	453

Comprehensive loss	$ (4,238,890)	$ (3,535,523)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
		Restated
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,248,795)	$ (3,535,976)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	1,379,989	1,336,005
Amortization on beneficial conversion features	343,286	303,441
Amortization on warrant valuation	260,850	234,489
Provision for doubtful accounts	7,130	-
Provision for sales returns	308,782	309,047
Writedown of inventories	47,545	-
Stock based compensation	296,923	627,023
Interest expense on financing agreements net of payments	327,539	412,998
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,202,979	(2,570,397)
Inventories	(371,450)	(351,618)
Prepaid expenses and other current assets	233,721	243,646
Other assets	(4,491)	(202,523)
Increase (decrease) in:
Accounts payable	304,428	(328,429)
Accrued expenses	(323,982)	(1,381,346)
Deferred revenue	(179,440)	(63,280)
Net cash used in operating activities	(414,986)	(4,966,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(119,368)	-
Net cash used in investing activities	(119,368)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	-	-
Proceeds from exercise of options	7,803	-
Payments for purchase of treasury stock	(17,279)	-
Payments pursuant to financing agreements	(3,540,949)	-
Dividends paid	(14,062)	(34,063)
Net cash used in financing activities	(3,564,487)	(34,063)

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

		Three Months Ended March 31,
		Restated
	2008	2007

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$ 9,905	$ 453

NET (DECREASE) IN CASH	(4,088,936)	(5,000,530)

CASH, BEGINNING OF PERIOD	17,221,811	25,270,377

CASH END OF PERIOD	$ 13,132,875	$20,269,847

NON-CASH INVESTING ACTIVITES

Increase of US CRINONE license right	-	$1,000,000

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$ 2,274	$ 14,121

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

         The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2) SALES RETURN RESERVES:

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. The Company’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. The expiration date is usually three years after the date of manufacture.  Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company continually analyzes the reserve for future sales returns and increases or decreases such reserve if deemed appropriate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market information to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its larger wholesale customers. This information includes, for each of the Company’s products, the quantity on hand, the number of days of inventory on hand and a 28-day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date.  The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company also assumes that our customers will not ship product that has expiration dating of less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that a change in the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	Three months ending	Three months ending
	March 31,	March 31,
	2008	2007

Balance at beginning of year	$ 1,923,765	$ 1,240,235

Provision:
Related to current period sales *	158,782	127,156
Related to prior period sales	150,000	181,891
	308,782	309,047

Returns:
Related to prior period sales	(240,350)	(451,974)
	(240,350)	(451,974)

Balance at end of quarter	$ 1,992,197	$ 1,097,307
* Sales for 3 months subject to returns	$ 4,301,803	$ 3,434,596

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to market the products. If prescriptions are materially lower in future periods, then the current reserve will likely be inadequate.

(3) INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
Finished goods	$ 2,233,517	$ 1,734,052
Raw materials	1,137,517	1,313,077

	$ 3,371,034	$ 3,047,129

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003.  The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company was recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%.  $0.2 million was recorded as interest expense for the quarter ended March 31, 2007. The Company paid the final PharmaBio obligation under this agreement of approximately $3.6 million on February 29, 2008.

In an agreement dated March 5, 2003, PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement.  In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels.  The royalty term is seven years.  Royalty payments commenced for the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts.  Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. $0.5 and $0.4 million were recorded as interest expense for the quarters ended March 31, 2008 and March 31, 2007, respectively. The Company has paid PharmaBio $13.2 million under this agreement through March 31, 2008.

Long term liabilities from financing agreements consisted of the following:

	March 31,	December 31,
	2008	2007
July 31, 2002 financing agreement	$ -	$ 3,620,653
March 5, 2003 financing agreement	11,998,729	11,591,486
	11,998,729	15,212,139
Less: current portion	164,630	3,786,538
	$ 11,834,099	$ 11,425,601

(5) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the PharmaBio financing agreements, and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants are exercisable.  They expire on December 22, 2011 unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Ares Trading S.A. (“Merck Serono”) the U.S. marketing rights to CRINONE® for $33 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the quarter ended March 31, 2008 and 2007, $0.6 million and $0.5 million, respectively, of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $11.9 million and $12.5 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of March 31, 2008 and December 31, 2007 respectively.

(6) COMMON STOCK:

During the quarter ended March 31, 2008, 5,495 options were exercised for shares of Common Stock for proceeds of $7,803.

During the quarter ended March 31, 2008, 4,547 shares of Series E Preferred Stock were converted into 227,350 shares of Common Stock.

(7) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products.  In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers in the United Kingdom, Switzerland, and Italy to make product for both its international and U.S. operations.  Most arrangements with licensees are made by the Bermuda Company. The following table shows selected unaudited information by geographic area:

	Net	Long Lived
	Revenues	Assets

As of and for the three months
ended March 31, 2008
United States	$ 6,125,155	$ 29,079,370
Switzerland	2,530,704	-
Other European countries	412,869	886,544
Total International	2,943,573	886,544
Total	$ 9,068,728	$ 29,965,914

As of and for the three months
ended March 31, 2007
United States	$ 4,597,463	$ 33,378,108
Switzerland	1,860,252	-
Other European countries	226,905	652,917
Total International	2,087,157	652,917
Total	$ 6,684,620	$ 34,031,025

(8) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON  SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended March 31,

		Restated
	2008	2007

Net loss	$ (4,248,795)	$ (3,535,976)
Less: Preferred stock dividends	(14,062)	(34,063)

Net loss applicable to
common stock	$ (4,262,857)	$ (3,570,039)

Basic and diluted:
Weighted average number of
common shares outstanding	51,964,036	50,081,448

Basic and diluted net loss per common share	$ (0.08)	$ (0.07)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock excluded from the calculation amounted to 21,130,608 and 22,249,533 at March 31, 2008, and March 31,2007, respectively.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company’s bioadhesive delivery system (“BDS”), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT®, PROCHIEVE®, and CRINONE® terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT® , PROCHIEVE® , and CRINONE®. The Company intends to defend this action vigorously.

(10) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three months ended March 31, 2008, and March 31, 2007, includes $0.3 million and $0.6 million, respectively, of compensation expense. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of cost of goods sold, selling and distribution, general administrative, and research and development expenses.  During the quarter, the Company made its annual grant of options to all employees as well as grants to new employees totaling 1,014,100.  Also during the period 781,947 most of which were previously issued (1998) stock options expired unexercised.  In the quarter, 100,000 restricted shares were granted.  All such grants vest at the rate of 25% on each of the first four anniversaries of the grant date.

(11) RECENT ACCOUNTING PRONOUNCEMENTS:

In March of 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – An Amendment of FASB’s Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As proposed the effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non-financial assets and liabilities. The Company is currently evaluating the impact that adopting SFAS No.157 will have on its financial position, cash flows or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141(R)”).  SFAS 141(R) will change the accounting for business combinations.  Under SFAS  No.141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No.141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No.141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No.141(R) will impact the Company in the event of any future acquisition.

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

We receive revenues from our Progesterone Products that we either promote through our own sales force to reproductive endocrinologists, obstetricians, and gynecologists, and sell to wholesalers and specialty pharmacies, or sell to licensees. We supplement our Progesterone Product revenue by selling other products that use our BDS which we refer to as “Other Products.” Most of the Other Product revenue is based on sales of products to licensees.
Fiscal 2008

Progesterone Products
   ☐  CRINONE ® 8% (progesterone gel) marketed by the Company in the U.S.

   o   CRINONE ® 8% sold to Merck Serono for foreign markets

   o   PROCHIEVE ® 8% (progesterone gel)

   o   PROCHIEVE ® 4% sold to Ascend Therapeutics, Inc., beginning January 1, 2008

Other Products
   o   STRIANT® (testosterone buccal system) marketed by the Company in the U.S.

   o   STRIANT® sold to our partners for foreign markets

   o   Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc (“Lil’ Drug Store”) for foreign markets

   o   RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis

   o   Royalty and licensing revenues

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

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all Selling and Distribution expenses that support our marketing, sales and distribution efforts. Research and Development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country.  In addition, the majority of our General and Administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE ® is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our European operations.

Our net loss for 2007 was $14.3 million, or $0.28 per basic and diluted common share.  We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE® acquisition that our future financial statements will reflect.  Our sales and distribution expenses will be higher in 2008 to fund market research and medical education programs critical to our growth strategy. In 2008, we expect that our research and development expenses will be higher than those in 2007 as we focus on the clinical development of vaginally-administered lidocaine for dysmenorrhea and complete the clinical trial for PROCHIEVE 8% to reduce the risk of pre-term birth in women with a short cervix as measured transvaginal ultra sound at mid pregnancy. This study is referred as the PREGNANT (PRochieve Extending GestatioNA New Therapy) Study.

Results of Operations - Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007 (restated)

Net revenues increased 36% in the three months ended March 31, 2008 to $9.1 million as compared to $6.7 million in the three months ended March 31, 2007.

Revenues from progesterone products increased 25% to $5.9 million in the three months ended March 31, 2008 as compared to $4.7 million in the three months ended March 31, 2007, primarily as a result of increased PROCHIEVE and international CRINONE sales.  This growth is primarily from increases in unit volume.  Revenues from other products increased 60% to $3.1 million in the three months ended March 31, 2008 as compared to $2.0 million in the three months ended March 31, 2007, primarily as a result of the increase in orders of RepHresh, STRIANT, and Replens.

Gross profit grew 32% from $4.6 million to $6.1 million.  This growth is primarily from increases in unit volume. Gross profit margin decreased from 69% to 67% reflecting the impact from the increased sales in “Other Products and international CRINONE which have a lower gross profit margin than CRINONE in the U.S.

Selling and distribution expenses increased 72% to $3.3 million in the three months ended March 31, 2008, as compared to $1.9 million in the three months ended March 31, 2007. The primary reason for the increase was an increase in marketing expenses, including trade shows to aid the Company in marketing CRINONE. Additional expenses included the increase in sales force from 23 in the first quarter of 2007 to 35 in first quarter of 2008.  Market research on the preterm indication for PROCHIEVE 8% in women with a short cervix at mid-pregnancy is underway.  In addition, marketing personnel have established medical advisory boards, and sponsorship in key society meetings. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution costs. In the first quarter 2008,, market research costs were $1.2 million  and sales force and management costs were $1.8 million. The comparable costs for 2007 were $0.7 million for market research related costs and $1.1 million for sales force and management costs. Other sales and distribution costs approximated $0.3 and $0.1 million in the first quarters of 2008, and 2007, respectively.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.  General and administrative expenses increased 7% to $2.1 million in the three months ended March 31, 2008 as compared to $2.0 million in the three months ended March 31, 2007.  The increase in 2008 expenses is a combination of an increase in audit fees, legal fees and director expenses  in the quarter over the prior year period. Partially offsetting these increases was lower expense for stock options in the first quarter of 2008 of $0.2 million versus the first quarter 2007 which reflects both a smaller option grant and the standard vesting of 25% on each of the first four anniversaries of the grant date versus the special 25% immediate vesting granted in February 2007 followed by 25% vesting on each of the first three anniversaries of the grant date.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Research and development expenses increased 37% to $1.8 million in the three months ended March 31, 2008, as compared to $1.4 million in the three months ended March 31, 2007. The increase is primarily related to the enrollment of patients for the lidocaine study in 2008.  In addition, there were start up expenses for the Company’s Phase III PREGNANT study with PROCHIEVE® 8% in preventing preterm birth for women with a short cervix at mid-pregnancy.  The Company has also contracted with medical science liaisons to consult with thought leaders and doctors about the use of progesterone.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December of 2006 for $33 million. The amortization is a non-cash charge is being amortized over 6.75 years.  In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns.  This portion of the asset is being amortized over 6.5 years.  Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the quarter ended March 31, 2008, was $1.3 million versus $1.2 million for the comparable period in 2007.

Other income/(expense) for the quarter ended March 31, 2008, consisted primarily of interest expense of $1.9 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the quarter ended March 31, 2007, was $1.9 million (restated).

As a result, the net loss for the three months ended March 31, 2008, was $4.2 million or $(0.08) per  share as compared to the net loss for the three months ended March 31, 2007 of $3.5 million or $(0.07) per share (restated).

Liquidity and Capital Resources

Cash and cash equivalents were $13.1 and $17.2 million at March 31, 2008 and December 31, 2007, respectively.  The Company believes the approximately $13 million of cash on hand at March 31, 2008 will allow it to sustain operations.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended March 31,
		Restated
	2008	2007
Cash flows:
Operating activities	$ (414,986)	$ (4,966,920)
Investing activities	(119,368)	-
Financing activities	(3,564,487)	(34,063)

Operating Activities:

Net cash used in operating activities in the 2008 period resulted primarily from $1.3 million net operating losses after applying non cash charges offset by a reduction in working capital of $0.9 million.  The net loss of $4.2 million in 2008 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $2.6 million in aggregate, leaving a net cash loss, net of non-cash items, of $1.6 million for the first quarter of 2008.  Accounts receivable decreased by $1.2  million as a result of the increased sales earlier and paid within in the quarter.  Inventories grew by $0.4 million during the period to cover anticipated CRINONE® demands.  Accounts payable increased by $0.3 million and accrued expenses decreased by $0.3 million.   The increase in accounts payable is due primarily to higher inventory levels, and increased expenses for the clinical trials.  The reduction in accrued expenses of $1.2 million related to the combination of bonuses and distributor service fees paid during the quarter and realized sales returns.

Net cash used in operating activities in the comparable 2007 period resulted primarily from the increase in working capital. The net loss $3.5 million (restated), included  non-cash items for depreciation, amortization, stock based compensation, provision for sales returns and non-cash interest expense which totaled $3.2 million in aggregate, leaving a net cash loss, net of non-cash items, of $0.3 million for the first quarter of 2007 (restated).  Accounts receivable grew by $2.6 million as a result of increased sales during the quarter.  Inventories also grew by $0.4 million during the period to cover CRINONE® and STRIANT® demands.  Accounts payable and accrued expenses decreased by $0.3 and $1.4 million, respectively.  The reduction in accrued expenses related to bonuses paid, sales returns, and the balance being miscellaneous expenses, royalties and interest.

Investing activities:

         Net cash used in investing activities of $0.1 million in the 2008 first quarter was primarily attributable to the purchase of production equipment.  There were no applicable expenses in the 2007 first quarter.

Financing Activities:

Net cash used in financing activities in 2008 was $3.6 million, of which $3.5 million represented the final payment to PharmaBio and dividends on the Company’s contingently redeemable Series C Preferred Stock (“Series C Preferred Stock”) and the purchase of treasury stock.  The principal and interest payment for PharmaBio represented $3.6 million of the $4.1 million use in cash for the period.

Net cash used in financing activities in first quarter 2007 of $0.03 million was attributable to dividends on the Company’s Series C Preferred Stock.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through March 31, 2007, the Company has paid approximately $3.6 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, Inc., royalties to Bio-Mimetics, Inc. are no longer due on CRINONE®, PROCHIEVE®, or STRIANT® products.

As of March 31, 2008, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $44.4 million of additional capital and would cause the number of shares outstanding to increase. Options and warrants outstanding at March 31, 2008 are 5,162,963 and 4,867,755 respectively.  However, there can be no assurance that any such options or warrants will be exercised.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products.

As of March 31, 2008, the Company had available net operating loss carry forwards of approximately $160.7 million to offset its future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carry forwards or that the net operating loss carry forwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of March 31, 2008 and December 31, 2007, other assets in the accompanying condensed consolidated balance sheets include deferred tax assets of approximately $61.2 and $60.5 million, respectively (comprised primarily of a net operating loss carry forward), for which a full valuation allowance has been recorded because the realizability of the deferred tax assets are not determinable.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

         The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed since that report was filed.

Recent Accounting Pronouncements

In March of 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – An Amendment of FASB’s Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As proposed the effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non financial assets and liabilities. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141(R)”).  SFAS 141(R) will change the accounting for business combinations.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will impact the Company in the event of any future acquisition.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see  Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2007, beginning on page F-10. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition.  The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues from the sale of products are recorded at the time goods are shipped to customers. Provisions for returns, rebates and other allowances are estimated based on a percentage of sales, using such factors as historical trends, distributor inventory levels and product prescription data, and are recorded in the same period the related sales are recognized. The Company regularly evaluates its product return reserves based on the actual experience and adjusts its reserve to reflect the market circumstances which have changed. Royalties and additional monies owed to the Company based on the strategic alliance partners’ sales are recorded as revenue as those sales are made by the strategic alliance partners. License fees are recognized in net sales over the term of the license.

Accounting for PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amounts are in excess of the amount to be received by the Company, the Company has recorded the money received as liabilities. The excess of the minimum to be paid by the Company over the amount received by the Company is being recorded as interest expense over the terms of the agreements. (The Company has corrected previously reported interest expense for these financing arrangements for overstatement in each of the quarters of 2007.  See Notes number 2 and 11 in Item 15 of the 2007 Annual Report on Form 10-K for the year ended December 31, 2007.)

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

	3 months ending March 31, 2008	3 months ending March 31, 2007
Risk free interest rate	2.48%	4.54%
Expected term	4.75 years	4.50 years
Dividend yield	0.0	0.0
Expected volatility	.8518	.8567

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® 8%, PROCHIEVE® 8%, and STRIANT® in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products, including the PREGNANT Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy and the Phase II study of our vaginally-administered lidocaine product candidate; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report.  Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

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

As of December 31, 2007, the Company identified a material weakness where it was determined that the Company’s method for calculating interest on its financing agreements and the classification of its contingently redeemable Series C Convertible Preferred Stock were not correct.

During the quarter, management reviewed its finance and equity agreements from 2004 to the present to assure documentation exists to support our accounting treatment.  This documentation was reviewed with an external consultant in complex transactions, and we believe the material weakness has been remediated.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter, management reviewed its finance and equity agreements from 2004 to the present to assure documentation exists to support our accounting treatment.  This documentation was reviewed with an external consultant. The material weakness noted above has been remediated. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ JAMES A. MEER
JAMES A. MEER, Senior Vice President-
Chief Financial Officer and Treasurer

DATE:  May 9, 2008