Form 10-Q
period 2008-08-07
COLUMBIA LABORATORIES INC
filed 2008-08-08
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No

              Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

              Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 1, 2008: 52,382,206

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K (the “2007 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

As disclosed in Notes 2 and 11 to the financial statements in the 2007 Annual Report, the Company restated its unaudited condensed consolidated financial statements for the first, second, and third quarters of 2007.  These restatements and revisions primarily reflect adjustments to:

Correct previously reported interest expense for financing agreements for overstatement in each of such quarters of 2007 along with the respective decrease in the accumulated deficit.

Correct the classification of the contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) from Stockholder’s Equity to temporary equity for each of the quarters of 2007.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and cash equivalents	$10,570,820	$17,221,811
Accounts receivable, net	4,292,466	3,810,993
Inventories	3,722,981	3,047,129
Prepaid expenses and other current assets	681,894	1,287,300
Total current assets	19,268,161	25,367,233

Property and equipment, net	688,020	651,967
Intangible assets, net	26,337,424	28,859,788
Other assets	1,590,501	1,710,289
TOTAL ASSETS	$47,884,106	$56,589,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of financing agreements	$165,888	$3,786,538
Accounts payable	3,236,060	2,215,942
Accrued expenses	4,616,761	4,903,881
Total current liabilities	8,018,709	10,906,361
Notes payable	28,764,380	27,536,178
Deferred revenue	3,222,015	3,580,880
Long-term portion of financing agreements	12,254,619	11,425,601
TOTAL LIABILITIES	52,259,723	53,449,020

Contingently redeemable Series C Convertible Preferred
Stock, 1,125 shares issued and outstanding (liquidation
preference of $1,125,000) in 2008 and 2007	1,125,000	1,125,000

Stockholders' (deficit) equity
Preferred Stock, $0.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2008 and 2007	1	1
Series E Convertible Preferred Stock, 59,000 shares and 63,547
shares issued and outstanding in 2008 and 2007	590	635
Common Stock, $0.01 par value; 100,000,000
authorized; 52,378,676 and 51,730,151 shares issued
and 52,319,032 and 51,712,151 outstanding
in 2008 and 2007 respectively	523,787	517,302
Capital in excess of par value	223,537,759	222,376,941
Less cost of 59,644 and 18,000 treasury shares in 2008 and 2007	(172,189)	(54,030)
Accumulated deficit	(229,608,163)	(221,033,196)
Accumulated other comprehensive income	217,598	207,604
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,500,617)	2,015,257
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)
EQUITY	$47,884,106	$56,589,277

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
		Restated		Restated
	2008	2007	2008	2007

NET REVENUES	$18,332,549	$13,971,634	$9,263,821	$7,287,014

COST OF REVENUES	5,909,906	4,875,476	2,949,809	2,803,289
Gross profit	12,422,643	9,096,158	6,314,012	4,483,725

OPERATING EXPENSES:
Selling and distribution	6,587,605	4,061,132	3,328,039	2,163,850
General and administrative	4,549,448	3,899,773	2,429,537	1,915,248
Research and development	3,541,763	2,359,600	1,695,156	1,008,699
Amortization of licensing right	2,522,364	2,483,404	1,261,182	1,261,183
Total operating expenses	17,201,180	12,803,909	8,713,914	6,348,980

Loss from operations	(4,778,537)	(3,707,751)	(2,399,902)	(1,865,255)
OTHER INCOME (EXPENSE):
Interest income	190,660	505,589	54,339	242,033
Interest expense	(3,872,681)	(3,904,416)	(1,953,595)	(1,969,862)
Other, net	(114,409)	(18,773)	(27,013)	3,709
	(3,796,430)	(3,417,600)	(1,926,269)	(1,724,120)

Net loss	$(8,574,967)	$(7,125,351)	$(4,326,171)	$(3,589,375)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.14)	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	52,083,106	50,713,299	52,127,332	51,342,528

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
		Restated		Restated
	2008	2007	2008	2007

NET LOSS	$(8,574,967)	$(7,125,351)	$(4,326,171)	$(3,589,375)

Other comprehensive income (loss):
Foreign currency translation, net of tax	9,994	3,602	89	3,149

Comprehensive loss	$(8,564,973)	$(7,121,749)	$(4,326,082)	$(3,586,226)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
		Restated
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,574,967)	$ (7,125,351)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	2,756,842	2,710,728
Amortization on beneficial conversion features	698,533	613,208
Amortization on warrant valuation	529,669	472,819
Provision for doubtful accounts	7,130	-
Provision for sales returns	958,369	495,784
Writedown of inventories	63,416	-
Stock based compensation	718,803	957,143
Interest expense on financing agreements	749,318	758,886
Loss on disposal of fixed assets	2,300	-
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(488,603)	(1,909,781)
Inventories	(739,268)	(79,502)
Prepaid expenses and other current assets	605,406	520,423
Other assets	(8,858)	(205,032)
Increase (decrease) in:
Accounts payable	1,020,118	(506,525)
Accrued expenses	(1,241,864)	(1,687,197)
Deferred revenue	(358,865)	(242,795)
Net cash used in operating activities	(3,302,521)	(5,227,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(147,809)	(1,497)
Net cash used in investing activities	(147,809)	(1,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	476,578	11,360
Payment for purchase of treasury stock	(118,159)	(13,260)
Payments pursuant to financing agreements	(3,540,949)	-
Dividends paid	(28,125)	(48,770)
Net cash used in financing activities	(3,210,655)	(50,670)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
		Restated
	2008	2007

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,994	3,602

NET DECREASE IN CASH	(6,650,991)	(5,275,756)

CASH, BEGINNING OF PERIOD	17,221,811	25,270,377

CASH END OF PERIOD	$10,570,820	$19,994,621

NON-CASH INVESTING ACTIVITES

Accrued U.S. CRINONE Licensing
Right purchase cost increase	-	$1,000,000

NON-CASH FINANCING ACTIVITIES

Conversion of preferred Series C&E shares	$2,274	$13,789

SUPPLEMENTAL INFORMATION

Cash paid for interest expense	$1,686,813	$1,939,376

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

(2) SALES RETURN RESERVES:

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. The Company’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company continually analyzes the reserve for future sales returns and increases or decreases such reserve if deemed appropriate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market information to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its larger wholesale customers. This information includes, for each of the Company’s products, the quantity on hand, the number of days of inventory on hand and a 28-day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date.  The Company assumes that our customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company also assumes that our customers will not ship product that has expiration dating of less than six months to a retail pharmacy, but that retail pharmacies will continue to dispense product they have on hand until two months prior to the product’s expiration date. The Company’s products are used by the consumer immediately so no additional shelf life is needed. Retail pharmacies tend not to maintain a large supply of our products in their inventory, so they order on an ‘as needed’ basis. The Company also subtracts units that have already been returned or, based on notifications received from customers, will be returned. The Company then records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if the above analysis indicates that the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2008	2007

Balance at beginning of year	$1,923,769	$1,240,235
Addition related to CRINONE® purchase	-	1,000,000
	1,923,769	2,240,235
Provision:
Related to current period sales*	308,369	231,101
Related to prior period sales	650,000	264,683
	958,369	495,784

Returns:
Related to prior period sales	(976,261)	(746,977)

Balance at end of quarter	$1,905,877	$1,989,042
          *Sales for 6 months subject to returns

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to market the products. If prescriptions are materially lower in future periods, then the current reserve will likely be inadequate.

(3) INVENTORIES:

Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
Finished goods	$2,529,235	$1,734,052
Work in Process	79,526	-
Raw materials	1,114,220	1,313,077

	$3,722,981	$3,047,129

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003.  The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company was being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%.  The Company paid the final PharmaBio obligation under this agreement of approximately $3.6 million on February 29, 2008. Therefore, there was no interest expense recorded for the quarter ended June 30, 2008. $0.3 million was recorded as interest expense for the quarter ended June 30, 2007.

In an agreement dated March 5, 2003, PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio receives a 9% royalty on net sales of STRIANT® in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the quarter ended September 30, 2003 and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount of payments exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. $0.9 and $0.8 million were recorded as interest expense for the six months ended June 30, 2008 and June 30, 2007, respectively. The Company has paid PharmaBio $13.2 million under this agreement through June 30, 2008.

Long term liabilities from financing agreements consisted of the following:

	June 30,	December 31,
	2008	2007
July 31, 2002 financing agreement	$-	$3,620,653
March 5, 2003 financing agreement	12,420,507	11,591,486
	12,420,507	15,212,139
Less: current portion	165,888	3,786,538
	$12,254,619	$11,425,601

(5) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the PharmaBio financing agreements and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of common stock of the Company, $0.01 par value per share (“Common Stock”) at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants are exercisable and they expire on December 22, 2011 unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Ares Trading S.A. (“Merck Serono”) the U.S. marketing rights to CRINONE® for $33 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the three and six month periods ended June 30, 2008, $0.7 million and $1.2 million, respectively, of amortization related to these discounts were classified as interest expense in our consolidated statements of operations. Unamortized discounts of $11.2 million and $12.5 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of June 30, 2008 and December 31, 2007, respectively.

(6) COMMON STOCK:

During the six months ended June 30, 2008, 269,455 options were exercised for shares of Common Stock yielding proceeds to the Company of $476,578. Treasury shares purchased in 2008 totaled 41,644 shares at a cost of $118,159. During the six months ended June 30, 2008, 4,547 shares of Series E preferred stock was converted into 227,350 shares of common stock.

(7) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products.  In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The following table shows selected unaudited information by geographic area:

	Net	Long Lived
	Revenues	Assets

As of and for the six months
ended June 30, 2008
United States	$11,724,452	$27,744,052

Switzerland	6,015,129	-
Other European countries	592,968	871,893
Total International	6,608,097	871,893
Total	$18,332,549	$28,615,945

As of and for the six months
ended June 30, 2007
United States	$10,180,241	$33,028,690

Switzerland	3,384,389	-
Other European countries	407,004	632,552
Total International	3,791,393	632,552
Total	$13,971,634	$33,661,242

(8) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON  SHARE:

         The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
		Restated		Restated
	2008	2007	2008	2007

Net loss	$(8,574,967)	$(7,125,351)	$(4,326,171)	$(3,589,375)
Less: Preferred stock dividends	(28,124)	(48,770)	(14,062)	(14,707)

Net loss applicable to
Common Stock	$(8,603,091)	$(7,174,121)	$(4,340,233)	$(3,604,082)

Basic and diluted:
Weighted average number of
common shares outstanding	52,083,106	50,713,299	52,127,332	51,342,528

Basic and diluted net loss per common share	$(0.17)	$(0.14)	$(0.08)	$(0.07)

    Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock excluded from the calculation amounted to 20,695,989 and 21,506,406 at June 30, 2008 and June 30, 2007, respectively.

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

(10) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three months ended June 30, 2008 and June 30, 2007 include $0.4 million and $0.3 million, respectively, of compensation expense and for the six months ended June 30, 2008 and 2007; the compensation expense was $0.7 million and $1.0 million, respectively. The compensation expense related to all the Company’s stock-based compensation arrangements and is recorded as $0.0 million and $0.1 million in cost of revenues, $0.1 million and $0.2 million in selling and distribution, $0.5 million and $0.6 million in general and administrative, and $0.1 million and $0.1 million in research and development expenses for the six months ended June 30, 2008 and 2007, respectively. The Company granted options and restricted stock to employees, consultants and directors. During the six months ended June 30, 2008 the Company granted options and restricted stock awards of 1,061,900 and 151,720 respectively. During the six months ended June 30, 2008, 813,146 options expired unexercised (most of which were previously issued in 1998) or were forfeited.

(11) RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 “(“EITF No. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement”). (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – An Amendment of FASB’s Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that adopting SFAS No. 161 will have on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157-b are generally effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date of SFAS No. 157 for certain non-financial assets and liabilities is fiscal years beginning after November 15, 2008 and for interim periods within those years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our financial statement.

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

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) will change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that adoption of SFAS No. 160 will have on its financial position, cash flows or results of operations.

(12) SUBSEQUENT EVENTS:

Ardana Bioscience Ltd. (“Ardana”) announced on June 30, 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. On July 24, 2008, the Company terminated the license and supply agreement dated October 16, 2002 (the “STRIANT Agreement”) with Ardana, pursuant to which Ardana was to market, distribute and sell STRIANT® (testosterone buccal system) in 18 European countries (excluding Italy) as necessary governmental product and pricing approvals were obtained. Prior to termination Ardana had marketed and sold STRIANT® in the United Kingdom itself, and sold STRIANT® in Ireland, Germany, Sweden, Finland, Norway, Denmark, and the Netherlands through other distributors. Company sales to Ardana and its distribution network during the past 18 months were less than $60,000. The Company is reaching out to Ardana’s distributors directly to maintain the supply of product, and is seeking a new distributor in the United Kingdom. The Company has deferred income of $2.9 million as of June 30, 2008 relating to the STRIANT Agreement. During the third quarter of 2008, the Company expects to reflect this amount into its income.

On July 24, 2008, the Company also terminated a development and license agreement dated December 26, 2002 (the “Terbutaline Agreement”) with Ardana to develop the Company’s terbutaline vaginal gel product candidate for the treatment of infertility, dysmenorrhea and endometriosis. In 2007, Ardana suspended development of the product candidate as a result of slow recruitment in a proof of concept clinical trial.

The Company terminated the STRIANT Agreement and the Terbutaline Agreement pursuant to its rights under each agreement to terminate them in the event of the insolvency of Ardana. No early termination penalties were incurred by the Company.

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

Products for Fiscal 2008

Progesterone Products
   CRINONE ® 8% (progesterone gel) marketed by the Company in the U.S.

   CRINONE ® 8% sold to Merck Serono for foreign markets

   PROCHIEVE ® 8% (progesterone gel) marketed by the Company in the U.S.

   PROCHIEVE ® 4% sold to Ascend Therapeutics, Inc. for the U.S. market

Other Products
   STRIANT® (testosterone buccal system) marketed by the Company in the U.S.

   STRIANT® sold to our partners for foreign markets

   Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc (“Lil’ Drug Store”) for foreign markets

   RepHresh® Vaginal Gel sold to Lil’ Drug Store on a worldwide basis

   Royalty and licensing revenues

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

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all Selling and Distribution expenses that support our marketing, sales and distribution efforts. Research and Development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country.  In addition, the majority of our General and Administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE ® is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations which has been significantly greater than, and offsets, the profits from our European operations.

Our net loss for 2007 was $14.3 million, or $0.28 per basic and diluted common share.  We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE® acquisition, continuing research and development activities, selling and distribution costs, and debt service.  Our sales and distribution expenses will be higher in 2008 to fund market research critical to our growth strategy. In 2008, we expect that our research and development expenses will be higher than those in 2007 as we focus on medical education programs, the clinical development of vaginal lidocaine for dysmenorrhea and complete the clinical trial for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultra sound at mid-pregnancy. This study is referred as the PREGNANT (PRochieve Extending GestatioN A New Therapy) Study.

Results of Operations - Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007 (Restated)

Net revenues increased 31% in the six months ended June 30, 2008 to $18.3 million as compared to $14.0 million in the six months ended June 30, 2007.

Revenues from Progesterone Products increased 41% in the six months ended June 30, 2008, to $12.7 million as compared to $9.0 million in the six months ended June 30, 2007, primarily as a result of increased sales of PROCHIEVE in the U.S. and CRINONE sales in foreign markets.  This growth is primarily from increases in unit volume.  Revenues from Other Products increased 13% to $5.6 million in the six months ended June 30, 2008, as compared to $5.0 million in the six months ended June 30, 2007, primarily as a result of increases in orders of Replens and sales of STRIANT.

Gross profit as a percentage of revenues was 68% in the six months ended June 30, 2008 and 65% in the six months ended June 30, 2007. The three percentage point increase in gross profit percentage from 2007 to 2008 was the result of a change in sales mix toward the CRINONE higher margin products. Other Products have a significantly lower gross margin than the Progesterone Products.

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution costs. Selling and distribution expenses increased 62% to $6.6 million in the six months ended June 30, 2008, as compared to $4.1 million in the six months ended June 30, 2007. For the six months ended June 30, 2008, sales force and management costs increased to $3.8 million compared with $2.3 million for the same period in 2007 primarily due to an increase in the sales force to 32 persons in June 2008 from 20 persons in June 2007. Market research costs in the six months of 2008 increased to $2.2 million compared with $1.6 million for the same period in 2007 primarily due to market research and marketing expenses to aid the Company in promoting CRINONE.

    General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased 17% to $4.5 million in the six months ended June 30, 2008 as compared to $3.9 million in the six months ended June 30, 2007. The increase in first half 2008 expenses is a combination of an increase in professional fees of $0.4 million and personnel related costs of $0.1 million over the prior year period.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Research and development expenses increased 50% to $3.5 million in the six months ended June 30, 2008, as compared to $2.4 million in the six months ended June 30, 2007. The increase is primarily related to the enrolling of patients in the lidocaine study in 2008 of $0.4 million. In addition in 2008 there were start-up costs for the Company’s Phase III PREGNANT Study of $0.3 million in the six months ended June 30, 2008. The Company has contracted with medical science liaisons to consult with thought leaders and doctors about the use of progesterone. These services and other consultants increased by $0.3 million.

The Company purchased the marketing rights for U.S. sales of CRINONE ® 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the six months ended June 30, 2008 and June 30, 2007 was $2.5 million.

Other income/(expense) for the six months ended June 30, 2008 consisted primarily of interest expense of $3.9 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the six months ended June 30, 2007 was $3.9 million (restated).

As a result, the net loss for the six months ended June 30, 2008 was $8.6 million or $0.17 per share as compared to the net loss for the six months ended June 30, 2007 of $7.1 million or $0.14 per share (restated).

Results of Operations - Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007 (Restated)

Net revenues increased 27% in the three months ended June 30, 2008, to $9.3 million, as compared to $7.3 million in the three months ended June 30, 2007.

Revenues from Progesterone Products increased 59%, to $6.8 million, in the three months ended June 30, 2008, as compared to $4.3 million in the three months ended June 30, 2007, primarily as a result of the increase in Crinone sales to foreign and domestic markets, and Prochieve 4% (marketed by Ascend Therapeutics). Revenues from Other Products decreased 18% to $2.5 million in the three months ended June 30, 2008, as compared to $3.0 million in the three months ended June 30, 2007, due to the timing of RepHresh orders by Lil’ Drug Stores.

Gross profit as a percentage of revenues was 68% in the three months ended June 30, 2008, and 62% in the three months ended June 30, 2007. The six percentage point increase in gross profit percentage from 2007 to 2008 was the result of a change in product mix to the higher margin foreign and US CRINONE sales.

    Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution information service fees. Selling and distribution expenses increased 54% to $3.3 million in the three months ended June 30, 2008, as compared to $2.2 million in the three months ended June 30, 2007. In the three months ended June 30, 2008, sales force and management costs were $2.0 million compared to $1.2 million in the three months ended June 30, 2007. Market research costs for the three months ended June 30, 2008 and 2007 were $1.0 million and $0.9 million, respectively. Other sales and marketing costs were approximately $0.3 million in 2008 and $0.1 million in 2007. The primary reasons for the increase were expansion of the sales force from 20 to 32 representatives and market research expenses to aid the Company in promoting CRINONE 8%. Additional expenses included an increase in distributor services fees.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.  General and administrative expenses increased 27% to $2.4 million in the three months ended June 30, 2008, as compared to $1.9 million in the three months ended June 30, 2007. The key expense increases were in professional fees of $0.3 million and personnel related costs of $0.1 million.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Research and development expenses increased 68%, to $1.7 million, in the three months ended June 30, 2008, as compared to $1.0 million in the three months ended June 30, 2007. The increase is primarily related to the PREGNANT study start-up expense of $0.3 million and the addition of medical science liaison professionals expense of $0.3 million.

The Company purchased the marketing rights for U.S. sales of CRINONE ® 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization expense of the acquisition cost for the CRINONE U.S. marketing rights for the three months ended June 30, 2008 was $1.3 million compared to $1.3 million for the comparable period in 2007.

Other income/expense for the quarter ended June 30, 2008, consisted primarily of interest expense of $2.0 million associated with the $40 million convertible notes financing completed in December 2006 and the financing agreements with PharmaBio. Interest expense for the quarter ended June 30, 2007 was $2.0 million (restated).

As a result, the net loss for the three months ended June 30, 2008, was $4.3 million, or $0.08 per share as compared to the net loss for the three months ended June 30, 2007 of $3.6 million, or $0.07 per share of common stock (restated).

Liquidity and Capital Resources

Cash and cash equivalents were $10.6 and $17.2 million at June 30, 2008 and June 30, 2007, respectively.  The Company believes the approximately $11 million of cash on hand at June 30, 2008 is sufficient to sustain operations.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended
	June 30,
		Restated
	2008	2007
Cash flows:
Operating activities	$(3,302,521)	$(5,227,192)
Investing activities	(147,809)	(1,497)
Financing activities	(3,210,655)	(50,670)

Operating Activities:

Net cash used in operating activities for the six month period ended June 30, 2008 resulted primarily from $2.1 million net operating losses after applying non-cash charges and an increase in working capital of $1.2 million.  The net loss of $8.6 million in 2008 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which total $6.5 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.1 million for the 2008 period.  Accounts receivable increased by $0.5 million as a result of increased sales. Inventories increased by $0.7 million during the period to cover anticipated summer shut downs of key suppliers.  Accounts payable increased by $1.0 million and accrued expenses decreased by $1.2 million.  The increase in accounts payable is due primarily to higher inventory levels, and increased expenses for the clinical trials. The reduction in accrued expenses of $1.2 million related to the combination of bonuses and distributor service fees paid during the period and realized sales returns.

Net cash used in operating activities for the six months ended June 30, 2007 resulted primarily from increases in working capital. The net loss of $7.1 million included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totals $6.0 million in aggregate, leaving a net cash loss, net of non-cash items, of $1.1 million for the six months ended June 30, 2007. Accounts receivable increased by $1.9 million as a result of the increased sales during the 2007 six month period. Inventories also grew by $0.1 million during the period to cover CRINONE and STRIANT demands. Accounts payable and accrued expenses decreased by $0.5 million and $1.7 million, respectively. The reduction in accrued expenses related to additional royalty payments of $0.5 million, bonuses in the amount of $0.3 million, sales returns of $0.3 million, and miscellaneous expenses and interest.

Investing activities:

         Net cash used in investing activities of $0.1 million in the six months ended June 30, 2008 was primarily attributable to the purchase of production equipment.  There were no significant expenses in the six months ended June 30, 2007.

Financing Activities:

Net cash used in financing activities in the six months ended June 30, 2008 was $3.2 million, of which $3.5 million represented the final payment to PharmaBio and dividends on the Company’s contingently redeemable Series C Preferred Stock and the purchase of treasury stock partially offset by proceeds from the exercise of options.  The principal and interest payment for PharmaBio represented $3.5 million of the $6.6 million use of cash for the period.

Net cash used in financing activities in the six months ended June 30, 2007 of $0.1 million was attributable to dividends on the Company’s Series C Preferred Stock and the exercise of stock options.

The Company has an effective registration statement that we filed with the SEC using a shelf registration process. Under the shelf registration process, we may offer from time to time shares of our Common Stock up to an aggregate amount of $75 million. To date, the Company has sold approximately $56.4 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and/or the development and/or commercialization of one or more product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through June 30, 2008, the Company has paid approximately $3.7 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, Inc., royalties to Bio-Mimetics, Inc. are no longer due on CRINONE®, PROCHIEVE®, or STRIANT®.

As of June 30, 2008, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $43.6 million of additional capital and would cause the number of shares of Common Stock outstanding to increase. Options and warrants outstanding at June 30, 2008 are 4,915,604 and 4,867,755, respectively, with average exercise prices of $3.25 and $5.67, respectively.  However, there can be no assurance that any such options or warrants will be exercised.

The Company anticipates that significant expenditures in the near future will be concentrated on research and development related to new products and new indications for currently approved products.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for the termination of the STRIANT Agreement and Terbutaline Agreement with Ardana (see note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q), the Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed since that report was filed.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

In March of 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – An Amendment of FASB Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that adopting SFAS No. 161 will have on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As proposed the effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non-financial assets and liabilities. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its financial position, cash flows, or results of operations.

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

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) will change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that adoption of SFAS No. 160 will have on its financial position, cash flows or results of operations.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see  Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2007, beginning on page F-12. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Accounting for PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amounts are in excess of the amount to be received by the Company, the Company has recorded the money received as liabilities. The excess of the minimum to be paid by the Company over the amount received by the Company is being recorded as interest expense over the terms of the agreements. The Company has corrected previously reported interest expense for these financing arrangements for overstatement in each of the quarters of 2007.  See Notes 2 and 11 to the Company’s financial statements included in Item 15 of the 2007 Annual Report on Form 10-K for the year ended December 31, 2007. The July 2002 agreement terminated at December 31, 2007 pursuant to its terms.

Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 110 in its adoption of SFAS 123(R).

	6 months ended June 30, 2008	6 months ended June 30, 2007
Risk free interest rate	2.50%	4.55%
Expected term	4.75 years	4.51 years
Dividend yield	0.0	0.0
Expected volatility	84.29%	85.68%

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® 8%, PROCHIEVE® 8%, and STRIANT® in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of new products and new indications for current products PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy and vaginal lidocaine product candidate for dysmenorrhea; success in obtaining acceptance and approval of new products and new indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report on Form 10-Q.  Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Based on their evaluation for the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors ..

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of shareholders was held on May 13, 2008. At the meeting:

1. Seven nominees for director were elected for one-year terms by a vote of shares as follows:

Valerie L. Andrews received 49,172,285 votes for her election (98.2% of shares voted; 89.4% of shares eligible to vote) and 917,406 votes were withheld (1.8% of shares voted; 1.7% of shares eligible to vote).

Edward A. Blechschmidt received 49,179,733 votes for his election (98.2% of shares voted; 89.4% of shares eligible to vote) and 909,958 votes were withheld (1.8% of shares voted; 1.7% of shares eligible to vote).

James S. Crofton received 49,290,584 votes for his election (98.4% of shares voted; 89.6% of shares eligible to vote) and 799,107 votes were withheld (1.6% of shares voted; 1.5% of shares eligible to vote).

Stephen Kasnet received 49,366,250 votes for his election (98.6% of shares voted; 89.8% of shares eligible to vote) and 723,441 votes were withheld (1.4% of shares voted; 1.3% of shares eligible to vote).

Robert S. Mills, Jr. received 49,355,250 votes for his election (98.5% of shares voted; 89.8% of shares eligible to vote) and 734,441 votes were withheld (1.5% of shares voted; 1.3% of shares eligible to vote).

Denis M. O’Donnell received 43,139,489 votes for his election (86.1% of shares voted; 78.5% of shares eligible to vote) and 6,950,202 votes were withheld (13.9% of shares voted; 12.6% of shares eligible to vote).

Selwyn P. Oskowitz received 49,362,940 votes for his election (98.5% of shares voted; 89.8% of shares eligible to vote) and 726,751 votes were withheld (1.5% of shares voted; 1.3% of shares eligible to vote).

2. The 2008 Long-Term Incentive Plan was adopted.

The 2008 Long-Term Incentive Plan received 25,458,845 votes for adoption (50.8% of shares voted), 1,319,978 votes against adoption (2.6% of shares voted), 57,950 shares abstained (0.1% of shares voted), and 23,252,918  broker non-votes (46.4% of shares voted).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits
10.1             Columbia Laboratories, Inc. 2008 Long-Term Incentive Plan. (1)
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company. (*)
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company. (*)
32.1             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002. (*)

(1)
Incorporated by reference to the registrant’s definitive proxy statement relating to the registrant’s 2007 annual meeting of stockholders filed with the Securities and Exchange Commission on April 8, 2007.

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.
/s/ JAMES A. MEER
JAMES A. MEER, Senior Vice President-
Chief Financial Officer and Treasurer

DATE:  August 8, 2008