Form 10-Q
period 2008-11-06
COLUMBIA LABORATORIES INC
filed 2008-11-06
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
[ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of October 31, 2008: 53,688,776

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K (the “2007 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and cash equivalents	$12,825,317	$17,221,811
Accounts receivable, net	5,181,675	3,810,993
Inventories	2,456,242	3,047,129
Prepaid expenses and other current assets	1,480,187	1,287,300
Total current assets	21,943,421	25,367,233

Property and equipment, net	935,623	651,967
Intangible assets, net	25,076,242	28,859,788
Other assets	1,510,296	1,710,289
TOTAL ASSETS	$49,465,582	$56,589,277

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current portion of financing agreements	$166,057	$3,786,538
Accounts payable	2,748,894	2,215,942
Accrued expenses	6,055,400	4,903,881
Total current liabilities	8,970,351	10,906,361
Notes payable	29,409,037	27,536,178
Deferred revenue	318,165	3,580,880
Long-term portion of financing agreements	12,697,833	11,425,601
TOTAL LIABILITIES	51,395,386	53,449,020

Contingently redeemable Series C Convertible Preferred
Stock, 1,125 shares issued and outstanding (liquidation
preference of $1,125,000) in 2008 and 2007	1,125,000	1,125,000

Stockholders' (deficit) equity
Preferred Stock, $0.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued
and outstanding in 2008 and 2007	1	1
Series E Convertible Preferred Stock, 59,000 shares and 63,547
shares issued and outstanding in 2008 and 2007	590	635
Common Stock, $0.01 par value; 100,000,000 authorized;
53,752,420 and 51,730,151 shares issued and 53,688,776 and
and 51,712,151 outstanding in 2008 and 2007 respectively	537,524	517,302
Capital in excess of par value	228,055,635	222,376,941
Less cost of 63,644 and 18,000 treasury shares in 2008 and 2007	(189,229)	(54,030)
Accumulated deficit	(231,658,296)	(221,033,196)
Accumulated other comprehensive income	198,971	207,604
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,054,804)	2,015,257
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$49,465,582	$56,589,277

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
		Restated		Restated
	2008	2007	2008	2007

NET REVENUES	$29,270,581	$21,279,713	$11,138,639	$7,308,079

COST OF REVENUES	8,769,496	6,604,558	2,859,590	1,729,082
Gross profit	20,501,085	14,675,155	8,279,049	5,578,997

OPERATING EXPENSES:
Selling and distribution	9,902,362	6,908,326	3,515,364	2,847,194
General and administrative	6,628,649	5,813,335	2,079,201	1,913,562
Research and development	5,051,949	3,803,257	1,510,186	1,443,657
Amortization of licensing right	3,783,546	3,744,586	1,261,182	1,261,182
Total operating expenses	25,366,506	20,269,504	8,365,933	7,465,595

Loss from operations	(4,865,421)	(5,594,349)	(86,884)	(1,886,598)
OTHER INCOME (EXPENSE):
Interest income	249,496	739,895	58,836	234,306
Interest expense	(5,871,513)	(5,908,736)	(1,998,832)	(2,004,321)
Other, net	(137,665)	(86,522)	(23,256)	(67,749)
	(5,759,682)	(5,255,363)	(1,963,252)	(1,837,764)

Net loss	$(10,625,103)	$(10,849,712)	$(2,050,136)	$(3,724,362)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.20)	$(0.21)	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	52,073,900	50,955,758	52,613,653	51,432,770

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
		Restated		Restated
	2008	2007	2008	2007

NET LOSS	$(10,625,103)	$(10,849,712)	$(2,050,136)	$(3,724,362)

Other comprehensive income (loss):
Foreign currency translation	(8,633)	8,921	(18,627)	5,319

Comprehensive loss	$(10,633,736)	$(10,840,791)	$(2,068,763)	$(3,719,043)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
		Restated
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,625,103)	$(10,849,712)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	4,124,526	4,084,445
Amortization on beneficial conversion features	1,066,158	933,767
Amortization on warrant valuation	806,701	718,432
Provision for doubtful accounts	4,267	-
Provision for sales returns	1,095,853	641,023
Writedown of inventories	746,905	-
Stock based compensation	1,061,865	1,319,712
Interest expense on financing agreements	1,260,678	1,095,073
Acceleration of Ardana deferred revenue	(2,891,188)	-
Loss on disposal of fixed assets	3,048	-
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(1,374,949)	(1,633,986)
Inventories	(156,018)	(137,984)
Prepaid expenses and other current assets	(192,887)	614,318
Other assets	4,867	(278,907)
Increase (decrease) in:
Accounts payable	532,952	(661,130)
Accrued expenses	(12,310)	(1,453,558)
Deferred revenue	(371,527)	(422,297)
Net cash used in operating activities	(4,916,162)	(6,030,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(432,558)	(9,085)
Net cash used in investing activities	(432,558)	(9,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock net	4,095,628	-
Proceeds from exercise of options	583,566	63,241
Payment for purchase of treasury stock	(135,199)	(13,260)
Payments pursuant to financing agreements	(3,540,949)	-
Dividends paid	(42,187)	(62,832)
Net cash provided by (used in) financing activities	960,859	(12,851)

(Continued)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
		Restated
	2008	2007

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,633)	8,921

NET DECREASE IN CASH	(4,396,494)	(6,043,819)

CASH, BEGINNING OF PERIOD	17,221,811	25,270,377

CASH END OF PERIOD	$12,825,317	$19,226,558

NON-CASH INVESTING ACTIVITES

Accrued U.S. CRINONE Licensing
Right purchase cost increase	-	$1,000,000

NON-CASH FINANCING ACTIVITIES

Conversion of preferred Series C&E shares	$2,274	$15,751

SUPPLEMENTAL INFORMATION

Cash paid for interest expense	$2,610,528	$2,269,352

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

An analysis of the reserve for sales returns is as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2008	2007

Balance at beginning of year	$ 1,923,769	$ 1,240,235
Addition related to CRINONE® purchase	-	1,000,000
	1,923,769	2,240,235
Provision:
Related to current period sales*	445,853	368,015
Related to prior period sales	650,000	273,008
	1,095,853	641,023

Returns:
Related to prior period sales	(1,208,819)	(1,172,867)

Balance at end of quarter	$ 1,810,803	$ 1,708,390
 *Sales for 9 months subject to returns as of the end of the period

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to market the products. If prescriptions are materially lower in future periods, then the current reserve will likely be inadequate.

(3) STRATEGIC ALLIANCES AGREEMENTS:

During the three months ended September 30, 2008, the Company recorded a $0.6 million reduction to revenues for estimated prior period sales price adjustments for Crinone sold to Merck Serono.

Also, during the three months ended September 30, 2008, the Company recognized in revenues $2.9 million of deferred revenue from the cancellation of a license agreement relating to the marketing of STRIANT in 18 European countries with Ardana Biosciences, Ltd. (“Ardana”) due to Ardana’s bankruptcy.

(4) INVENTORIES:

         Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Finished goods	$1,430,512	$1,734,052
Work in Process	252,325	-
Raw materials	773,405	1,313,077

	$2,456,242	$3,047,129

During the three months ended September 30, 2008, the Company wrote down inventories of $0.7 million for short-dated batches of progesterone gel products that were manufactured to qualify alternative progesterone suppliers and for non-commercial inventories.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, Quintiles Transnational Corp.’s (“Quintiles”) strategic investment group, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003.  The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts and because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company was being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%.  The Company paid the final PharmaBio obligation under this agreement of approximately $3.6 million on February 29, 2008. Therefore, there was no interest expense recorded for the three and nine months ended September 30, 2008; $0.3 million was recorded as interest expense for the three months ended September 30, 2007.

In an agreement dated March 5, 2003, PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the agreement. In return, PharmaBio receives a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced for the quarter ended September 30, 2003 and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount of payments exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. $1.4 and $1.2 million were recorded as interest expense for the nine months ended September 30, 2008 and September 30, 2007, respectively. The Company has paid PharmaBio $13.3 million under this agreement through September 30, 2008. For the three months ended September 30, 2008 and September 30, 2007 the Company recorded interest expenses of $0.5 million and $0.4 million respectively.

Long term liabilities from financing agreements consisted of the following:

	September 30,	December 31,
	2008	2007
July 31, 2002 financing agreement	$-	$3,620,653
March 5, 2003 financing agreement	12,863,890	11,591,486
	12,863,890	15,212,139
Less: current portion	166,057	3,786,538
	$12,697,833	$11,425,601

(6) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the PharmaBio financing agreement and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of common stock of the Company, $0.01 par value per share (“Common Stock”) at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants are exercisable and they expire on December 22, 2011 unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire the U.S. marketing rights to CRINONE from Ares Trading S.A. (“Merck Serono”) for $33 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the three and nine month periods ended September 30, 2008, $0.7 million and $1.9 million, respectively, of amortization related to these discounts were classified as interest expense in our consolidated statements of operations. Unamortized discounts of $10.6 million and $12.5 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of September 30, 2008 and December 31, 2007, respectively.

(7) COMMON STOCK:

In August of 2008, the Company issued 1,333,000 shares of Common Stock in an equity offering at $3.50 per share less offering expenses of $0.6 million, resulting in net proceeds of $4.1 million. During the nine months ended September 30, 2008, 310,199 options were exercised for shares of Common Stock yielding proceeds to the Company of $0.6 million. During the nine months ended September 30, 2008, the Company issued 151,720 shares of restricted Common Stock to key employees and directors of the Company. Treasury shares purchased in 2008 totaled 45,644 shares at a cost of $0.1 million. During the nine months ended September 30, 2008, 4,547 shares of Series E preferred stock were converted into 227,350 shares of Common Stock.

(8) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products.  In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The following table shows selected unaudited information by geographic area:

	Net	Long Lived
	Revenues	Assets

As of and for the nine months
ended September 30, 2008
United States	$18,288,115	$26,517,858

Switzerland	7,498,310	-
Other European countries	3,484,156	1,004,303
Total International	10,982,466	1,004,303
Total	$29,270,581	$27,522,161

As of and for the nine months
ended September 30, 2007
United States	$15,584,172	$31,756,916

Switzerland	5,090,945	-
Other European countries	604,596	611,140
Total International	5,695,541	611,140
Total	$21,279,713	$32,368,056

(9) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON  SHARE:

         The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
		Restated		Restated
	2008	2007	2008	2007

Net loss	$(10,625,103)	$(10,849,712)	$(2,050,134)	$(3,724,362)
Less: Preferred stock dividends	(42,186)	(62,832)	(14,062)	(14,062)

Net loss applicable to
Common Stock	$(10,667,289)	$(10,912,544)	$(2,064,196)	$(3,738,424)

Basic and diluted:
Weighted average number of
common shares outstanding	52,073,900	50,955,758	52,613,653	51,432,770

Basic and diluted net loss per common share	$(0.20)	$(0.21)	$(0.04)	$(0.07)

Basic loss per share is computed by dividing the net loss less preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants, the conversion of the convertible notes and preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and preferred stock excluded from the calculation amounted to 20,616,789 and 21,193,039 at September 30, 2008 and September 30, 2007, respectively.  Unvested restricted shares amounted to 217,282 and 182,096 at September 30, 2008 and September 30, 2007, respectively.

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

(11) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three months ended September 30, 2008 and September 30, 2007 included $0.3 million and $0.4 million, respectively, of compensation expense and for the nine months ended September 30, 2008 and 2007, the compensation expense was $1.1 million and $1.3 million, respectively.

	Nine Months	Nine Months
	Ended	Ended
Stock Based Compensation	September 30, 2008	September 30, 2007

Cost of Revenues	$ 52,482	$ 120,804

Selling and distribution	139,521	129,252

General Administrative	754,721	802,543

Research and development	73,523	138,674

Consultants	41,618	128,439
Total	$ 1,061,865	$ 1,319,712

The Company granted options and restricted stock to employees, consultants and directors. During the nine months ended September 30, 2008 the Company granted options and restricted stock awards of 1,082,300 and 151,720, respectively. During the nine months ended September 30, 2008, 960,408 options expired unexercised (most of which were previously issued in 1998) and 9,050 restricted shares were forfeited.

(12) RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP 157-b (“FSP 157-b”) which delays the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are generally effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date of SFAS No. 157 for certain non-financial assets and liabilities is fiscal years beginning after November 15, 2008 and for interim periods within those years. The effectiveness of SFAS No. 157 on January 1, 2008 did not have a material impact on our financial statements.

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

In June 2008, the FASB issued FSP “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  FSP 03-6-1 is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact that adopting FSP 03-6-1 will have on its financial position, cash flows, and statements of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective for the Company on September 26, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually).  The adoption of FSP 157-3 did not have a material impact on the Company’s financial position, cash flows, and statements of operations.

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

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country.  In addition, the majority of our general and administrative expenses represents the Company’s management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE ® is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our European operations.

Our net loss for 2007 was $14.3 million, or $0.28 per basic and diluted common share.  We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE® acquisition, continuing research and development activities, selling and distribution costs, and debt service.  Our sales and distribution expenses will be higher in 2008 to fund market research critical to our growth strategy. In 2008, we expect that our research and development expenses will be higher than those in 2007 as we focus on medical education programs, the clinical development of vaginal lidocaine for dysmenorrhea and a clinical trial for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultra sound at mid-pregnancy. This study is referred to as the PREGNANT (PRochieve Extending GestatioN A New Therapy) Study.

Results of Operations - Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007 (Restated)

Net revenues increased 38% in the nine months ended September 30, 2008 to $29.3 million as compared to $21.3 million in the nine months ended September 30, 2007.

Revenues from Progesterone Products increased 35% in the nine months ended September 30, 2008, to $18.9 million as compared to $14.0 million in the nine months ended September 30, 2007, primarily as a result of increased sales of CRINONE in the U.S. and foreign markets. In September 2008, the Company recorded a $0.4 million reduction to revenues recorded in prior periods for its CRINONE sold in foreign markets for estimated sales price adjustments. The growth in CRINONE is primarily from increases in unit volume and to a lesser extent price increases. Revenues from Other Products increased 77% to $10.3 million in the nine months ended September 30, 2008, as compared to $7.3 million in the nine months ended September 30, 2007. The Company recognized $2.9 million in the third quarter of 2008 for deferred revenue from the cancellation of the Ardana contract for STRIANT due to Ardana’s bankruptcy. Increases in orders of Replens and sales of STRIANT also contributed to the increase in this category.

Gross profit as a percentage of revenues was 70% in the nine months ended September 30, 2008 and 69% in the nine months ended September 30, 2007. The one point increase in gross profit percentage from 2007 to 2008 was the result of the recognition of the deferred revenue from Ardana offset by the $0.4 million reduction to revenues recorded in prior periods for its CRINONE sold in foreign markets for estimated sales price adjustments and inventory write-offs of $0.7 million for short-dated batches of progesterone gel products that were manufactured to qualify alternative progesterone suppliers and for non-commercial inventories.

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution costs. Selling and distribution expenses increased 43% to $9.9 million in the nine months ended September 30, 2008, as compared to $6.9 million in the nine months ended September 30, 2007. For the nine months ended September 30, 2008, sales force and other personnel costs increased to $5.3 million compared with $3.5 million for the same period in 2007, primarily due to an increase in the sales force to 32 persons in September 2008 from 20 persons in September 2007. Market research costs in the nine months of 2008 increased to $4.0 million compared with $2.7 million for the same period in 2007 primarily due to market research and marketing expenses to aid the Company in promoting CRINONE and primary market research on the use of PROCHIEVE.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased 14% to $6.6 million in the nine months ended September 30, 2008 as compared to $5.8 million in the nine months ended September 30, 2007. The increase in the nine months of 2008 expenses is a combination of an increase in professional fees of $0.4 million and general expenses of $0.4 million over the prior year period.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Research and development expenses increased 33% to $5.1 million in the nine months ended September 30, 2008, as compared to $3.8 million in the nine months ended September 30, 2007. Enrollment costs for the Company’s Phase III PREGNANT Study were $1.8 million in the nine months ended September 30, 2008. Expenses for the Company’s prior preterm birth study and PREGNANT trial start-up costs for the nine months ended September 30, 2007, were $1.6 million. The Company also contracted with medical science liaisons to consult with thought leaders and doctors about the use of progesterone. These services and other consultants increased by $0.4 million.

The Company purchased the marketing rights for U.S. sales of CRINONE ® 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the nine months ended September 30, 2008 and September 30, 2007 was $3.8 million.

Other income/(expense) for the nine months ended September 30, 2008 consisted primarily of interest expense of $5.9 million associated with the $40 million convertible notes and the financing agreement with PharmaBio. Interest expense for the nine months ended September 30, 2007 was $5.9 million (restated).

As a result, the net loss for the nine months ended September 30, 2008 was $10.6 million or $0.20 per share as compared to the net loss for the nine months ended September 30, 2007 of $10.9 million or $0.21 per share (restated).

Results of Operations - Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007 (Restated)

Net revenues increased 52% in the three months ended September 30, 2008, to $11.1 million, as compared to $7.3 million in the three months ended September 30, 2007.

Revenues from Progesterone Products increased 51% in the three months ended September 30, 2008, to $6.5 million as compared to $4.3 million in the three months ended September 30, 2007, primarily as a result of increased sales of CRINONE in the U.S. and foreign markets. In September 2008, the Company recorded a $0.6 million reduction to revenues recorded in prior periods for its CRINONE sold in foreign markets for estimated sales price adjustments. The growth in CRINONE is primarily from increases in unit volume and to a lesser extent price increases. Revenues from Other Products increased 54% to $4.7 million in the three months ended September 30, 2008, as compared to $3.0 million in the three months ended September 30, 2007. The Company recognized $2.9 million of deferred revenue in the third quarter from the cancellation of the Ardana contract for the marketing of STRIANT in Europe, due to Ardana’s bankruptcy. In addition, sales of Replens® and RepHresh® were below third quarter 2007 levels by $1 million due to the timing of orders.

Gross profit as a percentage of revenues was 74% in the three months ended September 30, 2008, and 76% in the three months ended September 30, 2007. The two percentage point decrease in gross profit percentage from 2007 to 2008 was primarily the result of the recognition of the deferred revenue from Ardana, offset by the reduction to revenues recorded in prior periods for estimated sales price adjustments for CRINONE sold in foreign markets of $0.6 million and inventory write-offs of $0.7 million for short-dated batches of progesterone gel products that were manufactured to qualify alternative progesterone suppliers and for non-commercial inventories.

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing-related programs and distribution information service fees. Selling and distribution expenses increased 23% to $3.5 million in the three months ended September 30, 2008, as compared to $2.8 million in the three months ended September 30, 2007. In the three months ended September 30, 2008, sales force and management costs were $1.7 million compared to $1.3 million in the three months ended September 30, 2007. Market research costs for the three months ended September 30, 2008 and 2007 were $1.6 million and $1.1 million, respectively. Other sales and marketing costs were approximately $0.3 million in 2008 and $0.5 million in 2007. The primary reasons for the increase were expansion of the sales force from 20 to 32 representatives and market research expenses to aid the Company in promoting CRINONE 8%. New marketing programs were also added to support CRINONE sales.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.  General and administrative expenses increased 9% to $2.1 million in the three months ended September 30, 2008, as compared to $1.9 million in the three months ended September 30, 2007. The key expense increases were in professional fees of $0.1 million and other expenses of $0.2 million.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Research and development expenses increased 5% to $1.5 million in the three months ended September 30, 2008, as compared to $1.4 million in the three months ended September 30, 2007. The increase is primarily related to the addition of medical science liaison professional’s expense of $0.4 million and PREGNANT study expenses of $0.1 million over 2007 levels, less a reduction of $0.5 million in Lidocaine trial expenses in the quarter.

The Company purchased the marketing rights for U.S. sales of CRINONE from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization expense of the acquisition cost for the CRINONE U.S. marketing rights was $1.3 million for each of the three months ended September 30, 2008 and September 30, 2007.

Other income/(expense) for the quarters ended September 30, 2008 and September 30, 2007 consisted primarily of interest expense of $2.0 million in each period associated with the $40 million convertible notes financing completed in December 2006 and the financing agreements with PharmaBio. Interest income in the quarter ended September 30, 2008 was lower than the prior year due to lower cash balances.

As a result, the net loss for the three months ended September 30, 2008, was $2.1 million, or $0.04 per share as compared to the net loss for the three months ended September 30, 2007 of $3.7 million, or $0.07 per share of Common Stock (restated).

Liquidity and Capital Resources

Cash and cash equivalents were $12.8 and $19.2 million at September 30, 2008 and September 30, 2007, respectively.  The Company believes the approximately $13 million of cash on hand at September 30, 2008 is sufficient to sustain its operations.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Nine Months Ended
	September 30,
		Restated
	2008	2007
Cash flows:
Operating activities	$ (4,916,162)	$(6,030,804)
Investing activities	(432,558)	(9,085)
Financing activities	960,859	(12,851)
Operating Activities:

Net cash used in operating activities for the nine month period ended September 30, 2008 was $4.9 million. The net loss of $10.6 million in the nine months ending September 30, 2008 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns, non-cash interest expense and deferred revenue related to Ardana which totals $7.3 million in aggregate, leaving a net cash loss, net of non-cash items, of $3.3 million for the 2008 period. Accounts receivable increased by $1.4 million as a result of increased sales. Inventories increased by $0.2 million during the period. Accounts payable increased by $0.5 million and accrued expenses increased by $0.4 million.  The increase in accounts payable is due primarily to higher inventory levels and increased expenses for clinical trials. The increase in accrued expenses of $0.4 million relates to price adjustments on international CRINONE sales.

Net cash used in operating activities for the nine months ended September 30, 2007 resulted primarily from increases in working capital. The net loss of $10.8 million included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totals $8.8 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.1 million for the nine months ended September 30, 2007. Accounts receivable increased by $1.6 million as a result of the increased sales during the 2007 nine month period. Inventories also grew by $0.1 million during the period to cover CRINONE and STRIANT demands. Accounts payable and accrued expenses decreased by $0.7 million and $1.5 million, respectively.

Investing activities:

Net cash used in investing activities of $0.4 million in the nine months ended September 30, 2008 was primarily attributable to the purchase of production equipment and office equipment. There were no significant expenses in the nine months ended September 30, 2007.

Financing Activities:

Net cash provided by financing activities in the nine months ended September 30, 2008 was $1.0 million. The Company raised $4.1 million, net of expenses, through the sale of 1,333,000 shares of Common Stock at $3.50. Earlier in 2008, the Company made the $3.5 million final payment to PharmaBio under the financing agreement relating to the Company’s women’s healthcare products. The balance of the financing activities is proceeds from the exercise of stock options in the amount of $0.6 million, purchase of treasury stock for $0.1 million and dividends on the Company’s Series C Preferred Stock.

Net cash used in financing activities in the nine months ended September 30, 2007 of $0.0 million was attributable to dividends on the Company’s Series C Preferred Stock offset by the exercise of stock options.

The Company has an effective registration statement that we filed with the SEC using a shelf registration process that expires December 1, 2008. Under the shelf registration process we may offer from time to time shares of our Common Stock up to an aggregate amount of $75 million. To date, the Company has sold approximately $61.1 million in Common Stock under the registration statement. On November 6, 2008 the Company announced its intention to file a new registration statement for up to $50 million for any combination of Common Stock, preferred stock, debt securities, and warrants. We may continue to offer and sell shares of Common Stock under the effective registration statement until the earlier of the effectiveness of the new registration statement and 180 days after the expiration date of the currently effective registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity or equity-linked securities, such as convertible preferred stock, warrants or convertible debt, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and/or the development and/or commercialization of one or more product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation in cash or stock, at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through September 30, 2008, the Company has paid approximately $3.7 million in royalty payments to Bio-Mimetics. Due to the expiration in September 2006 of certain patents purchased from Bio-Mimetics, Inc., royalties to Bio-Mimetics, Inc. are no longer due on CRINONE®, PROCHIEVE®, or STRIANT®.

As of September 30, 2008, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $44.4 million of additional capital and would cause the number of shares of Common Stock outstanding to increase. Options and warrants outstanding at September 30, 2008 were 4,747,998 and 4,867,755, respectively, with average exercise prices of $3.54 and $5.67 respectively.  However, there can be no assurance that any such options or warrants will be exercised.

The Company anticipates that significant expenditures in the near future will be concentrated on research and development related to new products and new indications for currently approved products.

The current stock market and credit market conditions are extremely volatile.  It is difficult to predict whether these conditions will continue or worsen and, if so, whether the conditions would impact the Company and whether the impact would be material.  In particular, constriction and volatility in the equity and debt markets may restrict our future ability to access these markets to meet our future capital or liquidity needs.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities and equity linked securities (warrants and convertible debt), a decline in the price of our common stock could be especially detrimental to our liquidity and our operations

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed since that report was filed.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP 157-b (“FSP 157-b”) which delays the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As proposed the effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non-financial assets and liabilities. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its financial position, cash flows, or results of operations.

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

In June 2008, the FASB issued FSP 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1’).  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  FSP 03-6-1 is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact that adopting FSP 03-6-1 will have on its financial position, cash flows, and statements of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157- 3 was effective for the Company on September 26, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually).  The adoption of FSP 157-3 did not have a material impact on the Company’s financial position, cash flows, and statements of operations.

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

Accounting for PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amounts are in excess of the amount to be received by the Company, the Company has recorded the money received as liabilities. The excess of the minimum to be paid by the Company over the amount received by the Company is being recorded as interest expense over the terms of the agreements. The Company has corrected previously reported interest expense for these financing arrangements for overstatement in each of the quarters of 2007.  See Notes 2 and 11 to the Company’s financial statements included in Item 15 of the 2007 Annual Report. The July 2002 agreement terminated at December 31, 2007 pursuant to its terms.

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

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Risk free interest rate	2.47%	4.55%
Expected term	4.75 years	4.51 years
Dividend yield	0.0	0.0
Expected volatility	84.28%	85.68%

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® 8%, PROCHIEVE® 8%, and STRIANT in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of new products and new indications for current products including PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy and vaginal lidocaine product candidate for dysmenorrhea; success in obtaining acceptance and approval of new products and new indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report on Form 10-Q.  Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Item 4.  Controls and Procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2007 Annual Report, which could materially affect our business, financial condition or future results.  The risks described in the 2007 Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently do not consider material also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2007 Annual Report except for the following:

The current stock market and credit market conditions are extremely volatile and may restrict our ability to raise additional funds to meet our capital needs.

The current stock market and credit market conditions are extremely volatile.  It is difficult to predict whether these conditions will continue or worsen and, if so, whether the conditions would impact the Company and whether the impact would be material.  In particular, constriction and volatility in the equity and debt markets may restrict our future ability to access these markets to meet our future capital or liquidity needs.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities and equity linked securities (warrants and convertible debt), a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop our product candidates and continue our current operations.  If we are unable to raise sufficient capital in the future, and we are unable to generate funds from operations sufficient to meet our obligations, we will not be able to have the resources to continue our normal operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

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

DATE:  November 6, 2008