Form 10-K
period 2008-12-31
COLUMBIA LABORATORIES INC
filed 2009-03-16
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

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
Registrant’s telephone number, including area code: (973) 994-3999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	NASDAQ Global Market
(Title of each class)	(Name of exchange on which
registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes          ☒  No

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.30, was $171.7 million.

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 3, 2009 are 54,459,386.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the United States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 10, 2009.

.
Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2008

		Page
Part I
Item 1	Business	1
Item 1A	Risk Factors	18
Item 1B	Unresolved Staff Comments	26
Item 2	Properties	26
Item 3	Legal Proceedings	26
Item 4	Submission of Matters to a Vote of Security Holders	27

Part II
Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6	Selected Financial Data	33
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A	Quantitative and Qualitative Disclosures about Market Risks	47
Item 8	Financial Statements and Supplementary Data	47
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	47
Item 9A	Controls and Procedures	47
Item 9B	Other Information	50

Part III
Item 10	Directors and Executive Officers of the Registrant	51
Item 11	Executive Compensation*	51
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	51
Item 13	Certain Relationships and Related Transactions*	51
Item 14	Principal Accountant Fees and Services *	41

Part IV
Item 15	Exhibits and Financial Statement Schedules	52

*	Items 11, 12, 13, 14 and portions of Item 10 are incorporated by reference to the Company’s 2009 Proxy Statement.

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

PART I

Item 1. Business

General

We are in the business of developing, manufacturing and selling pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies. We are focused predominantly on the women’s reproductive healthcare market, but our product development projects address the broader women’s healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

Our sales organization in the United States (“U.S.”) currently promotes our natural progesterone gel product, CRINONE 8%.  We also continue to sell PROCHIEVE 8% in the U.S. CRINONE and PROCHIEVE are two brands of the same product that is approved in the U.S. for supplementation or replacement of progesterone as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency and for treatment of secondary amenorrhea. Outside the U.S. CRINONE has been approved for marketing for one or more medical indications including supplementation or replacement as part of an ART treatment for infertile women, treatment of secondary amenorrhea, the prevention of hyperplasia in postmenopausal women receiving hormone replacement therapy (“HRT”), the reduction of symptoms of premenstrual syndrome (“PMS”), menstrual irregularities, dysmenorrhea, and dysfunctional uterine bleeding. We reacquired the U.S. marketing rights to CRINONE in December 2006, and promote CRINONE to a full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility. We also promote STRIANT testosterone buccal system for the treatment of hypogonadism in men, however, our continuing focus in fiscal 2009 is to increase prescriptions of CRINONE.

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

Focus on building revenues from our products for the treatment of infertility in women. Since 2002, Columbia has been increasingly focused on products for the treatment of infertility in women. In 2006, we reacquired U.S. marketing rights for CRINONE 8% progesterone gel from Merck Serono S.A. (“Merck Serono”). Our CRINONE progesterone gel forms the core to build a broader infertility business. We aim to build CRINONE 8% by building relationships with reproductive endocrinologists in infertility (REI); leveraging those relationships to influence prescribing habits of obstetricians and gynecologists (OB/GYN) who prescribe clomiphene citrate to treat infertility; and using multiple published clinical trials to support the use of CRINONE to assist the infertility cycle and for pregnancy support. Over 1.2 million infertility treatments are performed every year in the U.S. In each instance, we believe the REI and OB/GYN could improve the likelihood of successful implantation by using supplemental progesterone. CRINONE is also used for pregnancy support during the first 10 to 12 weeks of gestation. This largely untapped market provides growth potential over and above infertility cycle supplementation. Our 35 person sales force calls on those physicians that treat over 80% of all infertility patients.

Develop a preterm birth prevention indication for PROCHIEVE 8%. Our lead R&D opportunity is the study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound in mid-pregnancy. This opportunity arose from significant positive data obtained from secondary analyses of our earlier recurrent Phase III preterm study. Based on those positive data and our discussions with the FDA, we designed the Phase III PREGNANT (PR OCHIEVE® E xtending G estatio N   A   N ew T herapy) study. The Company is conducting the Phase III clinical study with PROCHIEVE 8% progesterone gel to prevent preterm birth and improve infant outcomes for those women with a short cervix at mid-pregnancy. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of PROCHIEVE 8% on reducing the risk of preterm birth in women with a cervical length between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint is a reduction in the incidence of preterm birth at less than or equal to 32 weeks gestation vs. placebo. If successful, we would apply to FDA for approval of a label indication for this use. In October 2008, we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development (NICHD) under which we amended the study protocol to reflect the addition of nine NICHD sponsored sites and an increase in the number of patients from 300 to 450.  With the increase in patients, the power of the study to show improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NICHD sites or our sites, will be collected centrally and, assuming success in the study, the results will be available to us for regulatory filings. We believe that, if the study is successful, the participation of the NICHD will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth.

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

Operations

Our sales and marketing organization operates solely in the United States, and is specifically focused on a select group of REIs and OB/GYNs. We also market STRIANT to general endocrinologists, urologists and a select number of primary care physicians. Our marketing and sales efforts for STRIANT are primarily focused on maintaining the current prescription levels. We have entered into partnerships to commercialize our products outside the U.S. and within certain markets in the U.S. , and seek to enter into additional partnerships to commercialize our products in new countries and with additional audiences in the United States that we do not currently address.

We are substantially dependent on four manufacturers for the products that we sell to marketing partners around the world and commercialize ourselves in the U.S. We sell five vaginal gel products that are each manufactured in bulk by Fleet Laboratories Limited, Watford, Herts, United Kingdom (“Fleet”) and filled into overwrapped single-use disposable applicators by Maropack AG, Zell, Switzerland (“Maropack”). Our single buccal product is manufactured for us by Mipharm S.p.A., Milan, Italy (“Mipharm”).  Noveon, Inc. (“Noveon”) is the only supplier of medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products.

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

Columbia Laboratories (Bermuda) Ltd.) has an agreement with Maropack to fill our bulk vaginal gel products into overwrapped single-use disposable applicators. The current term of the agreement is one (1) year with automatic one (1) year renewals. Either party may terminate the agreement on six (6) months prior written notice before the end of any renewal term. Prices are renegotiated annually based on forecasted production volumes. Payments under the agreement are made in Swiss francs.

Columbia Laboratories (Bermuda) Ltd., entered into an agreement dated May 7, 2002 with Mipharm to manufacture at least eighty-five percent (85%) of our requirements for our STRIANT testosterone buccal product for sale in the United States, Europe and Latin America. Pursuant to the agreement Mipharm built and operates a dedicated suite for the manufacture of hormone products, one-half the cost of which was paid by us. The original term of the agreement is twelve (12) years with automatic three (3) year renewals. Either party may terminate the agreement on twelve (12) months prior written notice before the end of any term. The price of the product may increase based on increases in labor costs in Italy or raw materials. Payments under the agreement are made in Euros.

Products
Progesterone Products are:

•	CRINONE 8% progesterone gel marketed and sold by us in the U.S.

•	CRINONE 8% sold by us to Merck Serono for resale outside the U.S.

•	PROCHIEVE 8% progesterone gel sold by us in the U.S.

•	PROCHIEVE 4% progesterone gel sold to Ascend for sale in the U.S.

Other Products are:

•	STRIANT testosterone buccal system marketed by us in the U.S.

•	STRIANT sold to MiPharm for resale in Italy.

•	Replens® Vaginal Moisturizer sold to Lil' Drug Store for resale outside the U.S.

•	RepHresh® Vaginal Gel sold to Lil' Drug Store for resale on a worldwide basis.

•	Royalty and licensing revenues.

Progesterone Products: CRINONE and PROCHIEVE

Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle and by the placenta during pregnancy. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.

Our principal product is a sustained release gel that delivers natural progesterone vaginally. Our vaginal progesterone gel product is marketed under the two brand names CRINONE and PROCHIEVE. CRINONE/PROCHIEVE utilizes the Company’s patented BDS, which enables the progesterone to achieve a preferential uptake of drug from the vagina to the uterus, or a “First Uterine Pass Effect™.” The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of metabolites seen with orally-delivered synthetic progestins.

The Company sells CRINONE and PROCHIEVE brand progesterone gels in the U.S. CRINONE brand progesterone gel is sold outside the U. S. by Merck Serono under a worldwide (excluding the U.S.) license from the Company.

CRINONE /PROCHIEVE in the 8% progesterone gel is approved in the U.S. for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. CRINONE/PROCHIEVE in both the 8% and 4% progesterone gels is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). Outside the U.S., CRINONE has been approved for marketing for one or more medical indications in 60 countries. The medical indications include: progesterone supplementation or replacement as part of an ART treatment for infertile women; the treatment of secondary amenorrhea; the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”); the reduction of symptoms of premenstrual syndrome (“PMS”); menstrual irregularities; dysmenorrhea; and, dysfunctional uterine bleeding. PROCHIEVE is not marketed outside the U.S.

CRINONE 8% is principally marketed to REIs who generally perform the more technical procedures to assist women who are infertile to become pregnant. Our 2009 focus for CRINONE commercialization will be to continue to seek to convert sales of pharmacy compounded intramuscular progesterone injections and progesterone suppositories to sales of CRINONE. Marketing materials showing our compilation of 16 clinical trials that have been conducted to compare CRINONE to other forms of progesterone provide us with a compelling case for the efficacy of CRINONE. These data show that CRINONE is as effective as, and in some cases numerically more effective than, all the other delivery systems for progesterone. In the six clinical trials that included an arm evaluating patient preference, patients preferred CRINONE over the competing product in all six clinical trials. Our sales force uses these materials to persuade physicians to prescribe CRINONE over the competing progesterone injections and suppositories that are pharmacy compounded, as well as over Endometrin®, a vaginal progesterone tablet that requires three doses per day to achieve results comparable to once-daily CRINONE.

PROCHIEVE 8% continues to be available to obstetricians and gynecologists who may use progesterone in conjunction with clomiphene citrate to assist women who are infertile become pregnant. We expect that in 2009 we will invest significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women which we have named the PREGNANT study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior pre-term birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit from administering vaginal progesterone to that patient population. However, a secondary analysis of the data from that earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix at mid-pregnancy. This secondary analysis was conducted on a subset of patients with a short cervix at mid-pregnancy from the previous trial and the PREGNANT clinical trial is designed to confirm these data in a larger trial. The PREGNANT study was designed based in part on the data set forth in the White Journal and discussions with the FDA. This randomized, double-blind, placebo-controlled Phase III clinical trial is designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial is a reduction in preterm births at less than or equal to 32 weeks versus placebo. If the results of the PREGNANT trial confirm the results seen in the earlier clinical trial, we expect to file a NDA supplement seeking approval of PROCHIEVE 8% for this indication and utilize the name PROCHIEVE solely in connection with the preterm birth indication.

In September 2007, we licensed PROCHIEVE 4% (which is marketed only in the U.S.) to Ascend Therapeutics, Inc. (“Ascend”) to market this product effective January 1, 2008 under a five year license and supply agreement. Merck Serono suspended any promotional support for the 4% progesterone vaginal gel outside the U.S. but maintains the marketing rights.

The most common side effects of CRINONE /PROCHIEVE 8% are breast enlargement, constipation, somnolence, nausea, headache, and perineal pain. The most common side effects of PROCHIEVE 4% when used in combination with estrogen include cramps, fatigue, depression, emotional lability, sleep disorder, and headache. CRINONE /PROCHIEVE is contraindicated in the U.S. in patients with active thrombophlebitis or thromboembolic disorders, or a history of hormone-associated thrombophlebitis or thromboembolic disorders, missed abortion, undiagnosed vaginal bleeding, liver dysfunction or disease, and known or suspected malignancy of the breast or genital organs.

Other Vaginal Gel Women’s Products

Replens® Vaginal Moisturizer. Our BDS vaginal gel, without an active pharmaceutical ingredient, is sold as Replens Vaginal Moisturizer. Replens is indicated for replenishment of vaginal moisture on a sustained basis and to relieve the discomfort associated with vaginal dryness. Replens was the first product developed utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”), pursuant to an agreement under which the Company received royalties of 10% of sales of Replens in the U.S until October 2005. On June 29, 2004, the Company sold the remaining worldwide marketing rights for Replens to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement for Lil’ Drug Store’s requirements for Replens in non-U.S. markets that expires October 31, 2009, and a promotion agreement that expired at the end of 2006. See “Licensing and Development Agreements.”

RepHresh® Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. RepHresh works by maintaining vaginal pH in the normal physiologic range of 4.5 or below. Using the BDS, RepHresh adheres to the epithelial cells of the vaginal lining for three or more days. It is available in convenient, pre-filled, disposable applicators. On June 29, 2004, the Company sold the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a five year supply agreement that expires October 31, 2009, and a promotion agreement that expired at the end of 2006. Columbia sells product on a worldwide basis to Lil’ Drug Store. See “Licensing and Development Agreements.”

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

Products Outside of the Women’s Reproductive Healthcare Market

STRIANT (testosterone buccal system). STRIANT is approved in the U.S., and several European countries for treatment of hypogonadism in men, but is currently marketed only in the U.S. and Italy. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. The purpose of testosterone replacement therapy is to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects 38.7% of men aged 45 years or older in the United States, approximately one million of whom currently receive treatment. The treatment for hypogonadism is to replace testosterone through one of many available delivery systems including transdermal patches, topical gels, injectable formulations of testosterone and the STRIANT buccal system.

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

STRIANT is not indicated for women and must not be used in women. Testosterone supplements may cause fetal harm. STRIANT should not be used in patients with known hypersensitivity to any of its ingredients, including testosterone U.S.P that is chemically synthesized from soy. Androgens are contraindicated in men with carcinoma of the breast or known carcinoma of the prostate. Edema with or without congestive heart failure may be a serious complication in patients with preexisting cardiac, renal or hepatic disease. In addition to discontinuation of the drug, diuretic therapy may be required. Gynecomastia frequently develops and occasionally persists in patients being treated with androgens for hypogonadism. The treatment of hypogonadal men with testosterone esters may potentiate sleep apnea in some patients, especially those with risk factors such as obesity or chronic lung diseases. Geriatric patients treated with androgens may be at an increased risk for the development of prostatic hyperplasia and prostatic carcinoma. In diabetic patients, the metabolic effects of androgens may decrease blood glucose and, therefore, insulin requirements.

We market and sell STRIANT in the U.S. STRIANT sales comprise less than 1% of the market for testosterone replacement products in 2008. Due to our focus on increasing prescriptions for our progesterone gel products and increasing our overall business in products for women’s reproductive health, our marketing and sales organization is not undertaking activities beyond those that we believe are required to maintain current U.S. sales of STRIANT.

In October 2002, the Company and Ardana plc (then Ardana Biosciences, Ltd., “Ardana”) entered into a license and supply agreement under which Ardana licensed and sold STRIANT in several European countries (excluding Italy). See “Licensing and Development Agreements.” In July 2008, we terminated the license and supply agreement with Ardana. Prior to termination, Ardana had marketed and sold STRIANT in the United Kingdom itself, and sold STRIANT in Ireland, Germany, Sweden, Finland, Norway, Denmark, and the Netherlands through other distributors. Distribution in those countries has been discontinued as we work to return rights to the marketing authorizations to our subsidiary in the United Kingdom.

In May 2003, the Company and Mipharm entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Licensing and Development Agreements.” Mipharm launched STRIANT into the Italian market in November, 2007.

Advance Formula Legatrin PM. In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product  for the relief of occasional pain and sleeplessness associated with minor muscle aches to Lil’ Drug Store, who pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2010. See “Licensing and Development Agreements.”

Research and Development

The Company spent $6.2 million in 2008, $5.8 million in 2007 and $6.6 million in 2006 on research and development activities. The expenditures in 2008, 2007 and 2006 were primarily costs associated with the Company’s clinical study of PROCHIEVE 8% (progesterone gel) for the prevention of recurrent preterm birth, discussed below. The expenditures in 2008 also included costs associated with the development of a vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.

Generally the Company’s drug development activities take the following steps in the U.S. (and comparable steps in foreign countries). After the Company formulates an active drug ingredient into the BDS, it files an Investigational New Drug Application (“IND”) with the FDA to begin to test the product in humans. The IND becomes effective and the studies may begin if the FDA does not disapprove the IND within 30 days of its submission. The IND describes how, where, and by whom the studies will be conducted; information about the safety of the active drug ingredient; how it is thought to work in the body; any toxic effects it may have; and how it is manufactured. All clinical studies must also be reviewed and approved by an Institutional Review Board (“IRB”) that is responsible for the study site. Progress reports on clinical studies must be submitted at least annually to the FDA and the IRB.

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

PROCHIEVE 8% in Preventing Preterm Birth. In February 2007, we reported the results of our Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of PROCHIEVE 8% in preventing preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation. The study did not achieve a statistically significant reduction in the incidence of preterm birth at week 32, the primary endpoint in the study population. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo.

In April 2007, we reported that evaluation of a secondary endpoint of the study revealed a possible effect of PROCHIEVE 8% in delaying cervical shortening. Although an effect on cervical length was not the primary focus of this trial, pursuant to the study protocol, cervical length measurements were performed on all women at baseline (approximately at 20 weeks gestation) and at 28 weeks gestation. Data from the study show a statistically significant delay in cervical shortening in patients treated with PROCHIEVE 8%, and suggest a correlation between the cervical length data, PROCHIEVE 8% administration, and both a reduction in the likelihood of preterm birth and an improvement in infant outcomes.

Evaluation of treatment by cervical length at baseline revealed that the “responders” to progesterone were patients with a short cervix at baseline. Further evaluation of all randomized patients, including patients randomized with a short cervix only, show that patients with a cervical length less than 3.0 cm had a significant treatment effect to reduce the incidence of preterm birth at less than 37 weeks gestation. A further evaluation of the patients with baseline short cervical length revealed that in women with a baseline cervical length less than 2.8 cm, there was a statistically significant reduction in preterm birth at less than or equal to 32 weeks gestation. These delays in delivery were associated with significant improvements in infant outcomes.

We believe that these data may provide an explanation for previous studies conducted by others showing an effect of progesterone administration in preventing preterm delivery. While previous clinical trials have been conducted in a study population of women who have experienced prior pre-term deliveries, those trials did not measure cervical length. We believe that it is possible that the group of women who responded to progesterone in earlier trials may correspond to the women in our clinical trial whose cervices were shorter at baseline. Due to the fact that our study measured cervical length at baseline, certain women with a short cervix who were treated at clinics where a cervical cerclage is the standard of care, were not randomized into our trial. Our trial therefore eliminated some of the population of patients that the secondary analyses indicate should benefit from progesterone treatment. On the basis of these analyses and discussions with the FDA, we designed the PREGNANT study which is underway. This randomized, double-blind, placebo-controlled Phase III clinical trial is designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of the PREGNANT clinical trial is a reduction in preterm births at less than or equal to 32 weeks gestation versus placebo.

In 2008, we recruited 19 study sites, filed the protocol with each site’s IRB and trained their staff on the protocol for the PREGNANT study. We began enrollment in the study in 2008 and will complete enrollment in 2009 and will complete this study in 2009 with all the babies delivered in time to report results in the first half of 2010.

In October 2008, we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development (NICHD) under which we amended the study protocol to reflect the addition of nine NICHD sponsored sites and an increase in the number of patients from 300 to 450.  With the increase in patients, the power of the study to show improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NICHD sites or our sites, will be collected centrally and, assuming success in the study, the results will be available to us for regulatory filings. We believe that, if the study is successful, the participation of the NICHD will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth.

We are seeking a potential partnership for this product candidate, ideally to co-develop and co-market it.  A partnership makes sense because numerous pre-marketing activities should begin occurring 18 months to 24 months prior to an expected launch.  Our level of financial and human resources make it difficult to effectively conduct all the pre-marketing activities that would allow the sales of this product which could meet a significant un-met medical need to grow as quickly as they should.  We believe a partner with both the financial and human resources that we currently lack will significantly benefit the launch and growth of this product candidate should the clinical trial and FDA approval be successful.

Vaginally Administered Lidocaine. The Company has conducted clinical development activities for vaginally-administered lidocaine in dysmenorrhea, a common gynecologic disorder characterized by recurrent uterine cramping and pain before and during menses. Dysmenorrhea affects approximately 50% of menstruating women, 10% of whom have cramps severe enough to incapacitate them from one to three days each month. Current treatments address the pain but not the underlying problem. Our hypothesis is that administration of lidocaine vaginally using our BDS technology can minimize or prevent the severe cramping that results in the debilitating pain of dysmenorrhea. A European clinical trial conducted by the Company in 2003 demonstrated that vaginally-administered lidocaine reduced the frequency of uterine contractions, as well as the intensity and frequency of uterine pain. Subjects were evaluated following vasopressin-induced cramping in the late luteal phase of the menstrual cycle, near menses.

Based on single and multi-dose pharmacokinetic studies of vaginally-administered lidocaine, the Company initiated a 70-patient Phase II cross-over study in patients with dysmenorrhea. We announced results from this clinical trial in September 2008. The primary endpoint of the study was to show a difference between lidocaine and placebo in terms of the time-weighted average patient-assessed pain intensity over four treatment days. Data from the clinical trial did not show a significant difference between the pain scores for the lidocaine and placebo treatment cycles. Patients in the clinical trial were also asked to make a subjective assessment of the treatment at the end of each cycle, and to compare the first and second cycles to one another. The data suggest a trend for patients to favor their lidocaine treatment cycle. The clinical trial did not reveal any significant adverse events and those adverse events that occurred were similar in both kind and frequency for lidocaine and placebo. We are evaluating if it is feasible to enhance this lidocaine effect through modifications to the dosing regimen and treatment protocol. We will continue to seek a potential partnership for this product candidate, ideally to co-develop and co-market it. A partnership makes sense because many young women affected by dysmenorrhea are seen by pediatricians and family practice physicians, not OB/GYNs, and the pediatric and family practice markets fall outside our strategic focus.

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

Terbutaline Vaginal Gel. In December 2002, the Company entered into a development and license agreement with Ardana to develop the Company’s terbutaline vaginal gel product candidate for the treatment of infertility, dysmenorrhea and endometriosis. In 2007, Ardana elected to suspend development of the product as a result of slow recruitment in a proof of concept clinical trial. In July 2008, we terminated the development and license agreement pursuant to our rights under the agreement to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company.

Testosterone Progressive Hydration Vaginal Tablet. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. A preliminary clinical plan, with a focus on reducing the size of systemic uterine fibroids is under review. We are not currently investing further in this drug candidate due to our investment in the PREGNANT trial. We may consider further investment, if resources allow, at a later date.

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

Licensing and Development Agreements

Merck Serono S.A.

In May 1995, the Company entered into a license and supply agreement with American Home Products Corporation, now Wyeth, (“Wyeth”) for its Wyeth-Ayerst Laboratories division to market CRINONE worldwide. The Company agreed to supply CRINONE at a price equal to 30% of Wyeth’s net selling price. In July 1999, Wyeth assigned the license and supply agreement to Serono (now Merck Serono). In June 2002, the license and supply agreement was amended and restated and a marketing sublicense was granted to the Company. Under the terms of the license and sublicense, Merck Serono marketed CRINONE in the U.S. to a defined list of fertility specialists and the Company was free to market PROCHIEVE to all other physicians in the U.S., including obstetricians, gynecologists and primary care physicians.

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

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $0.4 million that was paid in 2003. We received a payment of $0.1 million, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $0.2 million, less VAT withholding, in 2007 on marketing authorization received by Mipharm in Italy. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. In 2007, Mipharm launched sales of STRIANT in   Italy.

Ardana plc

In October 2002, the Company and Ardana entered into a license and supply agreement under which Ardana would market, distribute and sell STRIANT in 18 European countries (excluding Italy). Under the agreement the Company received $6.0 million. In December 2002, the Company and Ardana executed a development and license agreement (described above) to develop the Company’s terbutaline vaginal gel product. In 2007, Ardana elected to suspend development of the product as a result of slow recruitment in a proof of concept clinical trial. In July 2008, we terminated the license and supply agreement and the development and license agreement pursuant to our rights under the agreements to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. In the quarter ended September 30, 2008, the Company recognized $2.9 million of deferred revenue from the cancellation of the agreement.

Lil’ Drug Store Products, Inc.

In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year promotion agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens® Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens to Lil’ Drug Store in May 2000. Under the   terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh and Advantage-S from the Company. The production and sale of Advantage-S was discontinued during 2006. The Company supplies RepHresh and foreign requirements for Replens under the supply agreement, which expires on October 31, 2009. The promotion agreement expired at the end of 2006.

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

Ascend Therapeutics, Inc.

In September 2007, the Company and Ascend entered into a five year license and supply agreement for the Company’s PROCHIEVE 4% progesterone gel, pursuant to which Ascend is responsible for marketing and sales of PROCHIEVE 4% in the U.S. Ascend will purchase product from the Company at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement.

Financing Agreements

On July 31, 2002, PharmaBio Development (“PharmaBio”), an affiliate of Quintiles Transnational Corp. agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the U.S. for five years, beginning in the first quarter of 2003. The royalty payments were subject to aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) paid by the Company over the $4.5 million received by the Company was recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The final payment under this agreement was made in February 2008.

On March 5, 2003, the Company and PharmaBio entered into a second agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio receives a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the third quarter of 2003 and are subject to the aggregate minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. As of December 31, 2008, the Company has paid $13.3 million in royalties (including the true-up payment) to PharmaBio under this agreement. The balance of the minimum royalty payments, estimated to be approximately $16.4 million, is due November, 2010.

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

The Company continues to develop the core BDS and has filed additional patent applications in the United States and other countries around the world. In 2008, we filed patent applications in the U.S. and around the world for use of progesterone to prevent or treat preterm birth in women with a short cervix. Our patent applications, if allowed, would strengthen our intellectual property position, providing patent protection until the year 2028 for PROCHIEVE 8% in women with a short cervix at mid-pregnancy. We believe our patents are important to our business and we intend to continue to protect them, including through legal action, when appropriate. While patent applications do not ensure the ultimate issuance of a patent, and having patent protection cannot ensure that competitors will not emerge, this is a fundamental step in protecting the Company’s technologies.

The following table sets forth the expiration dates of the principal U.S. patents for the Company’s marketed products and current development projects.

Subject of patent	Year of Expiration	Product or Project
Progressive hydration tablets	2019	STRIANT — testosterone progressive hydration vaginal tablet — peptide delivery system

First Uterine Pass Effect™	2018	vaginally administered lidocaine — terbutaline vaginal gel — testosterone vaginal gel

Progesterone delivery	2013	CRINONE /PROCHIEVE

The Company owns registrations of “CRINONE”, “STRIANT”, and “STRIANT SR” as trademarks in countries throughout the world and “PROCHIEVE” in the U.S. Applications for the registration of trademarks do not ensure the ultimate registration of these marks; however, the Company believes marks with pending applications will be registered. In addition, there can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks.

The Company also relies on confidentiality and nondisclosure agreements to protect its intellectual property. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Sales of Products

Our products consist of our “Progesterone Products” that we promote through our own sales force to reproductive endocrinologists and obstetricians and gynecologists, sell to wholesalers and specialty pharmacies, and sell to licensees for resale. We supplement our Progesterone Products revenues by selling other products that use our BDS, which we refer to as “Other Products.” Most of the Other Product revenue is based on sales of products to licensees. As of December 31, 2008:

Progesterone Products are:

•	CRINONE 8% progesterone gel marketed and sold by us in the U.S.

•	CRINONE 8% sold by us to Merck Serono for resale outside the U.S.

•	PROCHIEVE 8% progesterone gel sold by us in the U.S.

•	PROCHIEVE 4% progesterone gel sold to Ascend for sale in the U.S.

Other Products are:

•	STRIANT testosterone buccal system marketed by us in the U.S.

•	STRIANT sold to MiPharm for resale in Italy.

•	Replens® Vaginal Moisturizer sold to Lil' Drug Store for resale outside the U.S.

•	RepHresh® Vaginal Gel sold to Lil' Drug Store for resale on a worldwide basis.

•	Royalty and licensing revenues.

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

On December 22, 2006, the Company acquired the U.S. marketing rights to CRINONE and added reproductive endocrinologists to its infertility physician targets. In addition to these specialists, who typically handle the more sophisticated infertility treatments, the Company’s sales force calls on obstetricians and gynecologists, general endocrinologists, urologists and certain primary healthcare physicians. The sales force was expanded to 35 in the second half of 2007, and is predominantly focused on promoting CRINONE to women’s reproductive healthcare providers with the aim of building the Company’s infertility business.

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

Even though we have received regulatory approval for CRINONE/PROCHIEVE and STRIANT, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products. We promote CRINONE and STRIANT on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of PROCHIEVE 4% in the U.S., RepHresh ® in the U.S. and foreign countries, and of Replens®, CRINONE, and STRIANT in certain countries outside the U.S. Factors that could affect our success in marketing our products include:

•	The effectiveness of our production, distribution and marketing capabilities;

•	The successful marketing of our products by our distribution and marketing partners;

•	The success of competing products; and

•	The availability and extent of reimbursement from third party payors.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections, by pharmacy-compounded vaginal suppositories, with Prometrium® (oral micronized progesterone) marketed by Solvay Pharmaceuticals, Inc. (“Solvay”), and Endometrin® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc. (“Ferring”). CRINONE/PROCHIEVE and Endometrin are the only progestin products approved by FDA for use in infertility or for use in pregnant women. Endometrin was approved by the FDA in June 2007.

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

Customers

Our customers include trade customers, such as drug wholesalers, specialty pharmacies, and chain drug stores, and our marketing partners. We make calls on the Company’s trade customers and doctors to promote CRINONE, PROCHIEVE and STRIANT. Our practice, in the case of our trade customers, is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog orders are not significant. In the case of our marketing partners, firm purchase orders are received by the Company ninety to one hundred twenty days in advance of the expected shipping date.

Revenue by Product

The following table sets forth the percentage of the Company's consolidated net revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2008	2007	2006
CRINONE®	59%	64%	39%
RepHresh®	9%	11%	4%
Replens®	8%	8%	16%
PROCHIEVE®	7%	5%	16%
STRIANT®	6%	7%	5%
Royalty income	9%	2%	12%
Sales force promotional fees	0%	0%	4%
Licensing fees	2%	3%	4%
	100%	100%	100%

The following table presents information about Columbia’s net revenues, including royalty and license revenue, by customer for each of the three years ended December 31:

in millions	2008	2007	2006

Merck-Serono (formerly Serono)	$ 9.2	$ 8.2	$ 8.2
Lil' Drug Store Products, Inc.	6.2	6.0	4.6
Cardinal Healthcare	5.6	6.0	2.1
McKesson	5.0	3.9	1.9
All others (none over 5%)	10.3	5.5	0.6
	$ 36.3	$ 29.6	$ 17.4

Sales by Geographic Area

The following table sets forth the Company's consolidated net revenues, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

in millions	2008	2007	2006

United States	$ 18.1	$ 15.2	$ 8.0
Switzerland	9.2	8.1	5.7
Other European Countries	9.0	6.3	3.7
Subtotal International	18.2	14.4	9.4
	$ 36.3	$ 29.6	$ 17.4

Employees

As of February 25, 2009, the Company had 62 employees: 3 in management, 4 in production, 39 in sales and marketing, and 16 in support functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

The Company has employment agreements with three employees, Mr. Mills, president and chief executive officer, Mr. McGrane, senior vice president, general counsel and secretary, and Mr. Meer, senior vice president, chief financial officer and treasurer. The Board of Directors of the Company has adopted an amended and restated Incentive Plan and an Indemnification Agreement for Officers and Directors and an Executive Change of Control Severance Agreement for Officers.  On March 11, 2009, the Company entered into amended and restated employment agreements and new Executive Change in Control Severance Agreements with Messrs. Mills, McGrane, and Meer in order to effect certain technical changes required in order to comply with Internal Revenue Code 409A and the regulations thereunder.

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

We have had a history of losses since our founding. For the fiscal year ended December 31, 2008, we had a net loss of $14.1 million. If we and our partners are unable to successfully develop and market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. Additional financing may not be available to us on acceptable terms, if at all.

Our business is heavily dependent on the continued sale of CRINONE 8%, PROCHIEVE 4%,   Replens, and RepHresh by our marketing partners.

Our operating results are heavily dependent on the revenues and royalties derived from the sale of CRINONE 8% to Merck Serono for sale outside the U.S. and the sale of Replens  and RepHresh to Lil’ Drug Store. Revenues from sales of these partnered products in 2008 comprised approximately 49% of our total revenues, including approximately $6.0 million in sales to Lil’ Drug Store. Our supply agreement with Lil’ Drug Store for sales to them of RepHresh and Replens expires on October 31, 2009. We do not control the amount and timing of marketing resources that our partners devote to our products. Failure of Merck Serono to effectively market CRINONE 8% in its territories outside the U.S., and the expiration of the supply agreement with Lil’ Drug Store could have a material adverse effect on our business, financial condition and results of operations.

The price of our Common Stock has been and may continue to be volatile.

Historically, the market price of our Common Stock has fluctuated over a wide range. In 2007, our Common Stock traded in a range from $1.04 to $5.25 per share. In 2008, our Common Stock traded in a range from $0.92 to $4.47 per share. It is likely that the price of our Common Stock will fluctuate in the future. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.

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

We have a substantial amount of debt.

As of December 31, 2008, we had outstanding approximately $40 million principal amount of our convertible debt due December 31, 2011. In addition, as of December 31, 2008 we had remaining future minimum payments due to PharmaBio pursuant to certain financing agreements of approximately $16.6 million, payable in November 2010. Our annual interest expense is more than $8 million of which approximately $3.2 million is the annual cash portion of the expense relating to the convertible debt, for the next three years. Unless we generate substantial additional sales from our products or raise substantial additional capital, we may not be able to pay the interest on our debt or repay our debt at maturity.

The development of our pharmaceutical products is uncertain and subject to a number of significant risks.

Some of our pharmaceutical products are in various stages of development. In the U.S. and most foreign countries, we must complete extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.

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

Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An Institutional Review Board or independent data safety monitoring board, the FDA, other regulatory authorities, or we ourselves may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use.

Delays or failures in obtaining regulatory approvals may delay or prevent marketing of the products that we are developing.

Other than PROCHIEVE 8% (progesterone gel) which is being evaluated for the prevention of preterm birth in women with a short cervix at mid-pregnancy, and PROCHIEVE 4% (progesterone gel), which is being evaluated for the prevention of endometrial hyperplasia in women with an intact uterus undergoing estrogen replacement therapy, none of our product candidates have received regulatory approval from the FDA or any foreign regulatory authority. The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and therefore may never be profitable.

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

Our ability to commercialize our prescription products will depend, in part, on the extent to which reimbursement for our products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing new prescription products to market or expand the approved label for existing products, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our current or our future products may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for CRINONE, PROCHIEVE and STRIANT or future products.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, including Endometrin® (progesterone vaginal insert) marketed by Ferring, Prometrium® (oral micronized progesterone) marketed by Solvay, pharmacy-compounded injections and pharmacy-compounded vaginal suppositories. In June 2007, Ferring obtained FDA approval for, and launched, Endometrin® a competing product for use in infertility. Ferring is one of the leading companies in the infertility market and, in addition to Endometrin, offers gonadotropin hormones generally used for the treatment of infertility. Ferring may have greater awareness among key reproductive endocrinology opinion leaders than Columbia.

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

Similarly, while testosterone is a natural male hormone, present at normal levels in most men through their lifetimes, some men require testosterone replacement therapy, or TRT, to normalize their testosterone levels. It is possible that data suggesting risks or problems may come to light in the future that could demonstrate a health risk associated with TRT or STRIANT. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of TRT. As a result, physicians and patients may not wish to prescribe or use TRT products, including STRIANT.

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

Steps taken by us to protect our proprietary rights might not be adequate, in which case competitors may infringe on our rights or develop similar products. The U.S. and foreign patents upon which our original Bioadhesive Delivery System was based have expired.

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

Bio-Mimetics, Inc. held the patent upon which our original Bioadhesive Delivery System, or BDS, was based and granted us a license under that patent. Bio-Mimetics’ patent contained broad claims covering controlled release products that include a bioadhesive. However, this U.S. patent and its corresponding foreign patents expired in November 2003. Based upon the expiration of the original Bio-Mimetics patent, other parties will be permitted to make, use or sell products covered by the claims of the Bio-Mimetics patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of formulating and delivering therapeutic compounds using the BDS. We cannot assure you that any of these patents will enable us to prevent infringement, or that our competitors will not develop alternative methods of delivering compounds, potentially resulting in competitive products outside the protection that may be afforded by our patents. Other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.

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

We own registrations of the following as trademarks in countries throughout the world: CRINONE, STRIANT, and STRIANT SR, and PROCHIEVE in the U.S. These trademarks, however, may not afford us adequate protection or we may not have the financial resources to enforce our rights under these trademarks.

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

We employ various quality control measures in our efforts to ensure that our products conform to their intended specifications and meet the standards required under applicable governmental regulations, including FDA’s current Good Manufacturing Practices regulations. Notwithstanding our efforts, our products or the ingredients we purchase from our suppliers for inclusion in our products may contain undetected defects or non-conformities with specifications. Such defects or non-conformities could compel us to recall the affected product, make changes to or restrict distribution of the product, or take other remedial actions. The occurrence of such events may harm our relations with or result in the loss of customers, injure our reputation, impair market acceptance of our products, harm our financial results, and, in certain circumstances, expose us to product liability or other claims.

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

We currently purchase testosterone from only one supplier and progesterone from two suppliers. If our suppliers are unable or unwilling to satisfy our needs, we will be required to seek alternative sources of supply. While several alternative sources of progesterone and testosterone exist, the time needed to obtain regulatory approvals for new suppliers may impair our ability to manufacture and sell our products.

We are dependent upon third-party developers and manufacturers, the loss of which could result in a loss of revenues.

We rely on third parties to develop and manufacture our products, including Fleet, which manufacturers our vaginal gel products in bulk, Maropack, which fills our vaginal gel products into applicators and Mipharm which manufacturers STRIANT. These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain FDA approval of alternate developers and manufacturers. Delays in the development and manufacture of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of our products would impair our ability to deliver our products to customers on a timely and competitive basis, and could result in the loss of revenues.

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

As of December 31, 2008, we had certain net operating loss carryforwards of approximately $150.6 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

Sales of large amounts of Common Stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect rights of common stockholders.

As of March 3, 2009, we had 54,459,386 shares of Common Stock outstanding, of which 50,746,125 shares were freely tradable by non-affiliates. As of that date, approximately 3,713,258 shares of Common Stock were restricted or held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options. If all of these securities are exercised or converted, an additional 20,913,096 shares of Common Stock will be outstanding, all of which will have been registered for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

In December 2006, we purchased the marketing rights in the United States to CRINONE from Merck Serono, and we began in 2007 to call on reproductive endocrinologists, a medical specialty in infertility. Our goal is to grow CRINONE prescribing practices with these specialists. We believe the reproductive endocrinologists are particularly important because of their influence on prescribing practices of obstetricians and gynecologists who also treat infertility. Our efforts to grow the CRINONE business may not be successful and we may fail to realize the anticipated benefits of the acquisition.

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

Various federal and state laws pertain to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and veterans’ health programs. We do not currently participate in government programs, including Medicare (except Medicare Part D), Medicaid and veteran’s health programs and we have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	9,450	October, 2013	$214,594
Paris, France	European logistics office	150	3 months notice	$16,043

Item 3. Legal Proceedings

Claims and lawsuits have been filed against the Company and its subsidiaries from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operation. Additionally, the Company believes that it has adequate reserves or insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of any unfavorable outcome resulting from these actions.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.3 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $4.2 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.
Executive Officers and Directors of the Registrant

Our executive officers and Directors as of March 11, 2009, were as follows:

Name	Age	Position with the Company
Robert S. Mills	56	President and Chief Executive Officer, Director
Michael McGrane	59	Senior Vice President, General Counsel and Secretary
James A. Meer	63	Senior Vice President, Chief Financial Officer and Treasurer
Stephen G. Kasnet	62	Chairman of the Board
Edward A. Blechschmidt	56	Vice Chairman of the Board
Valerie L. Andrews	49	Director
Anthony R. Campbell	61	Director
Frank C. Condella	54	Director
James S. Crofton	56	Director
Denis M. O’Donnell, M.D.	55	Director
Selwyn P. Oskowitz, M.D.	63	Director
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

Mr. McGrane has served as Senior Vice President since January 2006, and our General Counsel and Secretary since January 2002. He joined the Company from The Liposome Company, Inc., a biotechnology company, where he served as Vice President, General Counsel and Secretary from 1999 to 2001, prior to which he was Vice President, General Counsel and Secretary to Novartis Consumer Health, Inc. from 1997 to 1998. Previously, Mr. McGrane held various positions, including Associate General Counsel, with Novartis Pharmaceuticals Corporation from 1984 to 1996, and was Regulatory Counsel to the U.S. Food and Drug Administration from 1975 to 1984. Mr. McGrane received his J.D. degree from Georgetown University and his B.A. degree from Cornell College. He is a member of the New Jersey bar.

Mr. Meer has served as Senior Vice President, Chief Financial Officer and Treasurer since December 2006. He has over 35 years of financial experience in both privately-held and publicly-traded companies, of which over 15 years are in the life sciences industry. He most recently served from 2004 to 2006 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Pharmos Corporation, a biotechnology company, prior to which he was a consultant from 2001 to 2004 to pharmaceutical and biotech companies providing strategic and financial advice. Mr. Meer previously served eight years as Vice President and Treasurer of Schein Pharmaceutical, Inc., where he was responsible for capital formation, including a successful IPO, strategic planning and investor relations. He also held senior financial positions with public companies including EnviroSource, Inc., John Labatt Ltd. and General Host Corporation. Mr. Meer holds an M.B.A. degree from Pace University and a B.A. degree on economics from Rutgers College.

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

Mr. Blechschmidt has been a director of Columbia since August 2004 and Vice Chairman of the Board since November 2004. He was Chief Executive Officer of Novelis, Inc. (aluminum rolled products) from December 2006 to May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services (home healthcare) from March 2000 until his retirement in July 2002. He previously served as Chief Executive Officer and a Director of Olsten Corporation (“Olsten”) (staffing services), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was President and Chief Executive Officer of both Siemens' Nixdorf Americas (information technology) and Siemens' Pyramid Technology (information technology), prior to which he served more than 20 years with Unisys Corporation (information technology), ultimately as Chief Financial Officer. He is currently a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (business services) Diamond Foods, Inc (snack foods) and VWR International, LLC, (laboratory supplies)

Ms. Andrews has been a director of Columbia since October 2005 and is Vice President and Deputy General Counsel of Vertex Pharmaceuticals Inc. Before joining Vertex in 2002, Ms. Andrews was Executive Director of Licensing for Massachusetts General and The Brigham and Women’s Hospitals, and prior to that a partner in the law firm of Hill & Barlow. She served as a law clerk to Chief Judge Levin H. Campbell of the United States Court of Appeals for the First Circuit from 1988 to 1989, and earlier rose to the rank of Captain in the United States Air Force.

Mr. Campbell has been a director of Columbia since December 2008 and is a Portfolio Manager and Senior Analyst for Dorset Management Corporation since January 2000 and a Director of Knott Partners Management, LLC (investment advisors) since 2004.  Mr. Campbell founded Windsor Partners, L.P. (investment advisors) in 1986.  He was Principal and Managing Director of Berg Capital Corporation, a registered investment advisor, from 1984 through 1985, and also served as General Partner of Chelsea Partners, a private investment partnership, during that time.  Mr. Campbell was a Vice President at the First Boston Corporation from 1975 through 1984, and from 1969 until 1975 was at McLeod, Young, Weir, Ltd. (investment advisors) in Canada and was appointed a Vice President in 1973. He is currently a director of Magna Entertainment (pari-mutuel wagering).

Mr. Condella has been a director of Columbia since March 2009. He was Chief Executive Officer of Skyepharma plc (pharmaceuticals) from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation (pharmaceuticals) from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceutical Co. (pharmaceuticals), from 2000 to 2001. Previously he was Vice-President of Specialty Care Products at Hoffman-La Roche (pharmaceuticals) and Vice-President and General Manager of the Lederle unit of American Home Products (pharmaceuticals). Mr. Condella is a non-executive director of Skyepharma plc and Fulcrum Pharma plc (pharmaceuticals).

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol CBRX. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Global Market.

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$5.25	$1.04
Second Quarter	3.20	1.29
Third Quarter	2.72	2.00
Fourth Quarter	2.96	2.03

Fiscal Year Ended December 31, 2008
First Quarter	$2.51	$1.89
Second Quarter	4.29	2.13
Third Quarter	4.47	2.15
Fourth Quarter	2.76	.92

At March 3, 2009, there were approximately 300 shareholders of record of the Company’s Common Stock, one shareholder of record of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), 4 shareholders of record of the Company’s contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) and 7 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 5,100 beneficial owners of its Common Stock on such date.

The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock, and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,469,810 shares as of December 31, 2008). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond the control of the Company such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.

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

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the issuance and sale of convertible subordinated notes. The notes bear interest at a rate of 8% per annum and mature on December 31, 2011. They are convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33 million, purchase Serono’s current inventory of that product, and pay other costs related to the transaction. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that is being amortized aver the remaining term of the license. The balance of approximately $3.7 million was used for general corporate purposes.

All of such securities were issued in unregistered offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended or Regulation D thereunder.

On August 26, 2008, the Company raised approximately $4.7 million in gross proceeds to the Company from the issuance and sale of 1,333,000 shares of its common stock at a price of $3.50 per share in a registered offering. During 2008, outstanding options were exercised resulting in the issuance of 318,149 shares of Common Stock and the receipt of $0.6 million by the Company. Proceeds were used for general corporate purposes. In addition, 350 shares of Series C Preferred Stock were converted into 235,426 shares of Common Stock, and 4,547 shares of Series E Preferred Stock were converted into 227,350 shares of Common Stock.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2008, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,863,488	$3.47	7,453,221
Equity compensation plans not approved by security holders	625,000	$7.28	0
Total	5,488,488	$3.91	7,453,221

The Company has two shareholder-approved equity compensation plans. The 1996 Long-term Performance Plan (the “1996 Plan”), adopted in October 1996, provided for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors.  On May 13, 2008, shareholders approved the 2008 Long-term Incentive Plan (the “2008 Plan”), which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. Upon approval of the 2008 Plan, the Company stopped making grants under the 1996 Plan.

The equity compensation plan not approved by the security holders represents 10 year warrant grants to key executives of the Company in 1999 and 2001.
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

Performance Graph

Comparison of Five-Year Cumulative Total Return*
Columbia Laboratories, Inc., Russell 2000 Index, Value Line Drug, And Peer Group
(Performance Results Through 12/31/08)

* Assumes $100 invested at the close of trading on December 31, 2003 in Columbia Laboratories, Inc. Common Stock, Russell 2000 Index, Value Line Drug, and Peer Group.

Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Peer Group Companies are Acadia Pharmaceuticals, Inc., Adolor Corp., Ariad Pharmaceuticals, Inc., ArQule, Inc., BioSante Pharmaceuticals, Inc., Cytokinetics, DepoMed, Inc., GenVec Inc., MiddleBrook Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., SuperGen, Inc., Targacept, Inc., Unigene, and Vical, Inc.

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

Financial Highlights

	2008	2007	2006	2005	2004

Statement of Operations Data:
(000's except per share data)

Net Revenues	$36,340	$29,627	$17,393	$22,041	$17,860
Gross Profit	25,406	20,613	9,573	13,929	10,072
Operating Expenses	32,663	28,721	20,733	21,160	32,044
Interest Expense	7,882	7,946	2,670	3,491	3,928
Net Loss	(14,077)	(14,292)	(12,485)	(10,104)	(26,067)
Loss per common share	(0.27)	(0.28)	(0.26)	(0.25)	(0.64)
Weighted average number of common
shares outstanding-basic and diluted	52,439	51,124	48,089	41,752	40,984

Balance Sheet Data at December 31
(000's)

Working capital (deficiency)	$12,305	$14,461	$23,410	($3,471)	$9,303
Total Assets	45,622	56,589	65,839	14,732	29,268
Notes payable	30,075	27,536	25,299	-	-
Long-term portion of financing agreements	13,126	11,426	13,277	10,921	20,299
Redeemable Preferred Series C Stock	775	1,125	3,200	3,250	3,250
Shareholders' equity (deficiency)	(5,893)	2,015	12,616	(20,573)	(17,157)

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

We have a 35 person sales organization that promotes our two natural progesterone gel products, CRINONE 8% and PROCHIEVE 8% in the United States. We acquired the U.S. marketing rights to CRINONE in December 2006, and can now promote these products to a full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility. We also promote STRIANT testosterone buccal system for the treatment of hypogonadism in men; however, our focus is on increasing prescriptions of our infertility products.

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

Our net loss for 2008 was $14.1 million, or $0.27 per basic and diluted common share. We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE acquisition that our future financial statements will reflect, significant sales, distribution and research and development costs and increased payments on our consolidated debt. Our sales and distribution expenses are expected to be flat to lower in 2009. In 2009, we expect that our research and development expenses will be higher than those in 2008, primarily as a result of our investment in our PREGNANT clinical trial of PROCHIEVE 8% for the prevention of preterm birth in women with a short cervix at mid-pregnancy.

Our 2008 revenues reflect the second full year of our marketing efforts for both brands of 8% progesterone gel in the U.S., and in particular, our attention to CRINONE 8%. In 2008, we undertook significant activities to add marketing materials and activities for CRINONE 8% along with the full year effect of the expansion of our sales force. Our CRINONE 8% sales and marketing activities in 2008 included:

•
Continued strong presence at the annual meeting of the American Society of Reproductive Medicine in 2008, which we believe effectively emphasized our objective of becoming a major player in the market for infertility treatments

•
Emphasis on marketing materials showing 16 clinical trials that have been conducted to compare CRINONE to other forms of progesterone, which provided us with a compelling case for the efficacy of CRINONE. We believe that these data show that CRINONE is as effective as, and in some cases numerically more effective than other delivery systems for progesterone. In the six clinical trials that included an arm evaluating patient preference, patients preferred CRINONE over the competing product in all six clinical trials;

•
Meetings of our Infertility Advisory Committee of respected reproductive endocrinologists from around the United States who provide us with insight on how to best communicate to physicians and patients all the clinical information that is available for CRINONE

•	Outreach to key opinion leaders and a number of reproductive endocrinologists who have agreed to speak on behalf of CRINONE

Our partner Merck Serono has exclusive rights to market CRINONE in all countries outside of the United States. Increased sales of CRINONE in non-U.S. markets by Merck Serono, who pays us a transfer price on CRINONE sales, contributed to revenue growth in 2008. Non-U.S. progesterone sales were up 13% over 2007. We expect that CRINONE sales will continue to increase in markets outside the U.S., including China which approved the product for marketing in December 2008.

We expect that our 2009 focus for CRINONE commercialization will be to seek to convert sales of pharmacy compounded intramuscular progesterone injections and progesterone suppositories to sales of CRINONE and vaginal tablets. We believe that these products share 75% of the total U.S. progesterone market. If we are able to communicate the information that we have compiled on CRINONE, through direct marketing to physicians and presentations by key opinion leaders in the reproductive endocrinology field, we expect to be able to persuade physicians to prescribe CRINONE over competing injections, suppositories and vaginal tablets.

Our sales force is focused on promoting our CRINONE 8% to the infertility specialty market. We plan to execute on the foundation we laid in 2007 and 2008 for CRINONE 8% and expect that CRINONE will be a key revenue driver in 2009.

Clinical development of PROCHIEVE 8% for Prevention of Preterm Birth in Women with Mid-pregnancy Short Cervix.

We expect that in 2009 we will invest significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women that we have named the PREGNANT study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior pre-term birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit of administering vaginal progesterone to this patient population. However, secondary analyses of the data from this earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix in mid-pregnancy. The PREGNANT clinical trial is designed to confirm these data in a larger trial. If the results of the PREGNANT trial confirm the results seen in the earlier clinical trial, we expect to file a NDA supplement seeking approval of PROCHIEVE 8% for this indication.

The clinical trial data were published in October 2007 in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology (also known as the “White Journal”), which, was followed by the publication of an abstract entitled “ Progesterone Reduces the Rate of Cervical Shortening in Women at Risk for Preterm Birth ” in the December 2007 supplement of the American Journal of Obstetrics and Gynecology . Because we were able to publish data in advance of the 2008 Annual Meeting of the Society for Maternal-Fetal Medicine in late January 2008, the data underlying this abstract were discussed in an oral presentation at that meeting.

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

In October 2008 we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development (NICHD) under which we amended the study protocol to reflect the addition of nine NICHD sponsored sites and an increase in the number of patients from 300 to 450.  With the increase in patients, the power of the study to show improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NICHD sites or our sites, will be collected centrally and, assuming success in the study, the results will be available to us for regulatory filings. We believe that, if the study is successful, the participation of the NICHD will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth.

Clinical development of vaginally-administered lidocaine for the treatment of dysmenorrhea.

In 2008, we continued to invest in our vaginal lidocaine drug candidate which we were evaluating to treat the severe uterine cramps that result in the debilitating pain of dysmenorrhea. In the U.S. alone, this common, painful condition seriously affects about 5.6 million women in the age range of 20 to 45 to the point where they frequently miss work. This figure exclude very young women between the onset of menstruation and age 20 who can suffer dysmenorrhea at a higher percentage than the more mature female population between the ages of 20 and 45.

In September 2008, we announced results from a 70-patient Phase II cross-over study in patients with dysmenorrhea. The primary endpoint of the study was to show a difference between lidocaine and placebo in terms of the time-weighted average patient-assessed pain intensity over four treatment days. Data from the clinical trial did not show a significant difference between the pain scores for the lidocaine and placebo treatment cycles. Patients in the clinical trial were also asked to make a subjective assessment of the treatment at the end of each cycle, and to compare the first and second cycles to one another. The data suggest a trend for patients to favor their lidocaine treatment cycle. The clinical trial did not reveal any significant adverse events and those adverse events that occurred were similar in both kind and frequency for lidocaine and placebo. We are evaluating if it is feasible to enhance this lidocaine effect through modifications to the dosing regimen and treatment protocol. We will continue to seek a potential partnership for this product candidate, ideally to co-develop and co-market it.

Results of Operations

Summary

Our products consist of Progesterone Products that we promote through our own sales force to REIs and OB/GYNs and sell to wholesalers and specialty pharmacies and from sales to licensees. We supplement our Progesterone Product revenue by selling other products that use our BDS which we refer to as “Other Products”. Most of the Other Product revenue is based on sales of products to licensees.

Fiscal 2008

Progesterone Products are:

•	CRINONE 8% progesterone gel marketed and sold by us in the U.S.

•	CRINONE 8% sold by us to Merck Serono for resale outside the U.S.

•	PROCHIEVE 8% progesterone gel sold by us in the U.S.

•	PROCHIEVE 4% progesterone gel sold to Ascend for sale in the U.S.

Other Products are:

•	STRIANT testosterone buccal system marketed by us in the U.S.

•	STRIANT sold to MiPharm for resale in Italy.

•	Replens® Vaginal Moisturizer sold to Lil' Drug Store for resale outside the U.S.

•	RepHresh® Vaginal Gel sold to Lil' Drug Store for resale on a worldwide basis.

•	Royalty and licensing revenues.

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

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as income from products that we have licensed. The Company charges our United States operations all Selling and Distribution expenses that support our marketing, sales and distribution efforts. Research and Development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our General and Administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our European operations.

Net Revenues

(In thousands, except percentages)	2008	Percentage from prior year	2007	Percentage from prior year	2006

Net Revenues	$36,340	23%	$29,628	70%	$17,393

Net revenues increased 23% in 2008 to $36.3 million as compared to $29.6 million in 2007 and $17.4 million in 2006.  Net revenues from Progesterone Products increased 18% to $24.1 million from $20.5 million in 2007 and $11.2 million in 2006.  Unit sales increased for Progesterone Products from 2007 to 2008 by 30% worldwide.  This volume increase was offset by price and other sales adjustments due Merck Serono.  The increase in net revenues from Progesterone Products in 2008 is as a result of expanding the sales force across the U.S. in late 2007 and realizing the growth from converting doctors over to CRINONE.  U.S. sales increased by 21%. International CRINONE marketed by Merck Serono grew by 13%. The growth in 2007 in Progesterone Products was primarily as a result of the acquisition of U.S. CRINONE marketing rights purchased from Merck Serono in December 2006 and the cancellation of the sale of a semi-annual batch of CRINONE to Merck Serono in anticipation of the U.S. rights acquisition.

Net revenues from Other Products increased by 33% to $12.2 million in 2008 from $9.2 million in 2007. The principal driver of the increase is the recognition of the deferred revenue from Ardana as a result of their bankruptcy.  The deferred income that accelerated as a result of the bankruptcy was $2.9 million.  International sales of Replens were up 16%.  Net revenues in 2007 were up 48% over 2006 from $6.2 million to $9.2 million.  The principal drivers for the increase during this period were additional batch orders of RepHresh from Lil’ Drug Stores and increased STRIANT sales.

Gross profit as a percentage of net revenues was 70% in 2008 as compared with 70% in 2007 and 55% in 2006.  Although the gross profit percentage did not change, there were a number of offsetting events including the recognition of the deferred income from the Ardana bankruptcy with no underlying costs, increases in CRINONE and STRIANT profitability primarily through the effects of higher volume and, to a lesser extent, price increases offset by international CRINONE price adjustments recognized for government tenders during the period, lowering international CRINONE margins.  For 2007, the gross profit percentage for Progesterone Products improved 26% based on the shift from the previous Merck Serono license arrangement to the current full U.S. ownership of CRINONE. Gross profit percentage on Other Products decreased to 63% in 2007 from 73% in 2006 principally due to the loss of promotion fee income from Lil’ Drug Store.

Selling and Distribution

(In thousands, except percentages)	2008	Percentage from prior year	2007	Percentage from prior year	2006

Selling and distribution	$12,797	27%	$10,112	53%	$6,600
As a percentage of revenue	35%	1pp	34%	(4)pp	38%

Note: PP - percentage points

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Selling and distribution expenses were approximately $12.8 million, $10.1 million and $6.6 million in 2008, 2007 and 2006 respectively. Selling and distribution expenses increased by approximately 27% in 2008 compared to 2007 and increased by approximately 53% in 2007 compared to 2006. The primary reason for the 2008 increase was a full contingent of 35 sales persons for 2008 versus 2007 when the sales force was increased from 26 to 35 in the fourth quarter, and an increase in marketing expenses for CRINONE. The increase in 2007 from 2006 reflects increases in sales force and marketing expenses.

Included in the 2008 expenses were sales force and management costs of approximately $7.4 million, product marketing expenses of approximately $4.6 million and $0.8 million in sales information and distribution costs. Expenses in 2007 included approximately $5.2 million in sales force costs, approximately $3.7 million in product marketing expenses and approximately $1.0 million in distribution costs. Expenses in 2006 included approximately $4.0 million in sales force costs, approximately $2.2 million in product marketing expenses and approximately $0.5 million in distribution costs.

General and Administrative

(In thousands, except percentages)	2008	Percentage from prior year	2007	Percentage from prior year	2006

General and administrative	$8,615	10%	$7,825	6%	$7,402
As a percentage of revenue	25%	(1)pp	26%	(17)pp	43%

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, regulatory affairs, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and Administrative expenses increased by approximately $0.8 million, or 10%, to approximately $8.6 million in 2008 from approximately $7.8 million in 2007, which was an increase of $0.4 million from $7.4 million in 2006. The increase in 2008 reflects additional legal fees for patent applications and the Bio-Mimetics litigation of $0.4 million and additional accounting expenses from the change in auditors and restatement of 2006 financial statements in the amount of $0.3 million. The increase in 2007 reflects Statement 123R stock compensation expense over 2006 of $0.3 million and an increase in professional expenses.

Research and Development

(In thousands, except percentages)	2008	Percentage from prior year	2007	Percentage from prior year	2006

Research and development	$6,206	7%	$5,779	(12)%	$6,596
As a percentage of revenue	17%	(3) pp	20%	(18) pp	38%

Research and development expenses increased $0.4 million in 2008 from 2007.  The increase is primarily related to medical science liaison contracted services to respond to medical information requests about CRINONE and PROCHIEVE.  These service fees were partially offset by lower lidocaine trial expenses as the trial was completed in the third quarter of 2008 and the bulk of the enrollment and investigator fees were incurred in 2007.  The PREGNANT trial expenses in 2008 were lower than in 2007 when most of the trial start up costs were incurred.  Research and development expenses in 2006 reflect the completion of enrollment in our clinical trial in recurrent preterm birth, the results of which were reported in February 2007.

Amortization of CRINONE® Acquisition

The Company purchased the marketing rights for U.S. sales of CRINONE® 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization expense of the acquisition cost for CRINONE® U.S. marketing rights for 2007 and 2008 was $5.0 million. The 2006 charge was $0.1 million.

Other Income and Expense

Interest expense was $7.9 million, $7.9 million and $2.7 million in 2008, 2007 and 2006, respectively. In December of 2006, the Company issued $40 million in convertible subordinated notes. Interest expense of 2008 includes cash interest of $3.2 million and $2.8 million in charges associated with amortization of the beneficial conversion feature, amortization of the warrant costs and issuance costs.

Interest expense in 2008, 2007, and 2006 included approximately $1.9 million, $2.3 million and $2.5 million, respectively as a result of amortizing the difference between the minimum amounts to be paid to PharmaBio and the amounts received as interest expense under the PharmaBio agreements as interest expense.

           Other income in 2008 reflects interest income of $0.3 million and foreign exchange losses.  In 2007 and 2006 other income included interest income from marketable securities of $1.0 million and $0.9 million, respectively.

State Income Tax Benefit

In each of 2008, 2007 and 2006 the Company realized proceeds from the sale of its New Jersey state net operating losses of $0.9 million, $0.8 million, and $0.5 million, respectively.

Net Loss
The net loss for 2008 was $14.1 million or $0.27 per share as compared to a net loss of $14.3 million, or $0.28 per share, in 2007, a net loss of $12.5 million or $0.26 per share in 2006.

Contractual Obligations

As previously disclosed, in July 2002 and March 2003, the Company entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and STRIANT, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts. On February 29, 2008, the Company made the final payment under the 2002 agreement. The remaining minimum payment on the 2003 agreement must be made in November 2010.  In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor.

On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Convertible Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Convertible Notes bear interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Convertible Notes are convertible into shares of Common Stock at a conversion price of $5.25 per share. The conversion price is subject to adjustment if the Company subdivides or combines the outstanding Common Stock and under certain other circumstances. The maturity date of the Convertible Notes is December 31, 2011. In the event of a “change of control”, as defined in the Convertible Notes, the holder of each note is entitled to a “make-whole premium” if the holder exercises its rights to convert the Convertible Note, in whole or in part, during the “change of control redemption/conversion period,” as defined in the Convertible Notes. The make-whole premium is calculated in accordance with paragraph 5(e)(iii)(B) of the notes and decreases as our Common Stock price increases and the date of the change of control extends from the closing. No make-whole premium is due if the stock price is $3.50 or less or $10.50 or greater. The Convertible Notes contain customary events of default. The Convertible Notes are subordinated to the Company’s obligations to PharmaBio. The Warrants were exercisable beginning on June 20, 2007, and ending on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances. The Company will be required to make certain cash payments to the holders of the Convertible Notes and Warrants if it does not meet its registration obligations under the agreement relating to the transaction.

Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2009	2010	2011	2012	Beyond
	(in thousands)

$40 million convertible notes	$40,000			$40,000
Interest on $40 million convertible notes	10,400	$ 3,200	$ 3,200	4,000
PharmaBio Striant®
finance agreement	16,572	168	16,404
Operating lease obligations	1,206	270	271	245	$ 233	$ 187
Executive agreements	1,481	1,481
Total	$ 69,659	$ 5,119	$ 19,875	$ 44,245	$ 233	$ 187

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect an effect with the adoption of EITF 07-5 on the Company’s financial condition and results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 08-4, “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not expect an effect with the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

In March of 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – An Amendment of FASB Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect an effect with the adoption of SFAS No. 161 on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP 157-b (“FSB 157-b”) which delays the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal year. The effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non-financial assets and liabilities. The Company has adopted SFAS No. 157 for financial assets and liabilities in 2008 which had no effect and is evaluating the effect on non financial assets and liabilities will have on its financial position, cash flows or results of operations.

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

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect an effect with the adoption of SFAS No. 160 will have on its financial position, cash flows or results of operations.

In June 2008, the FASB issued FSP No. 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP -3-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP 03-6-1 is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact that adopting FSP 03-6-1 will have on its financial position, cash flows, and statements of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 26, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). The adoption of FSP157-3 did not have a material impact on the Company’s financial position, cash flows, and statements of operations.

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

Liquidity and Capital Resources

Cash and cash equivalents were $12 million and $17 million at December 31, 2008 and December 31, 2007 respectively.

The Company believes the approximately $12 million of cash on hand at December 31, 2008 will allow it to sustain its operations for the next twelve months.

Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

	2008	2007	2006
Cash flows:
Operating activities	$ (5,136,488)	$ (7,914,299)	$ (13,080,977)
Investing activities	(375,926)	(102,021)	(33,015,757)
Financing activities	959,191	(40,803)	64,208,356

Operating Activities:

The net loss in 2008 of $14.1 million is reduced by non-cash items totaling $10.1 million leaving cash losses of $4.0 million. Changes to assets and liabilities increased the amount to $5.1 million.

The net loss in 2007 of $14.3 million is reduced by non cash-items totaling $10.4 million leaving cash operating losses of $3.9 million. Changes to assets and liabilities increased by $5.4 million leaving cash flow from operations as a use of funds at $7.9 million. Changes to assets and liabilities reflect the effects of the increased revenues of CRINONE®, STRIANT® and RepHresh®. Accounts receivable grew by $1.5 million. Inventory grew by $1.0 million. Accounts payable and accrued expenses decreased by $1.4 million and $0.2 million respectively. The reduction in accrued expenses related to: sales returns of $1.3 million, miscellaneous expenses and interest.

Investing Activities:

In 2008 the Company invested $0.4 million in processing equipment and computer equipment and software upgrades.

In 2007, the Company purchased office equipment at a cost of $0.1 million.

Financing Activities:

Net cash raised in financing activities in 2008 was $1.0 million. The Company raised $4.1 million in equity placement of 1,333,000 shares in August. Stock option exercises raised an additional $0.6 million through the issuance of 318,149 shares. Other financing activities included the final payment made to PharmaBio under the 2002 Women’s Healthcare products arrangement of $3.6 million. The Company bought $0.1 million of treasury stock and paid $0.1 million in Series C Preferred Stock dividends.

Net cash used in financing activities in 2007 of $0.04 million represents Series C Preferred Stock dividends, purchase of treasury stock and the proceeds from the exercise of options.

As previously discussed, on July 31, 2002, we entered into an investment and royalty agreement with PharmaBio under which we received $4.5 million in return for a 5% royalty to PharmaBio on net sales of the Company’s women’s healthcare products in the United States for five years, beginning in the first quarter of 2003. The royalty payments were subject to aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) paid by the Company over the $4.5 million received by the Company was recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The final payment under this agreement was made in February 2008.

Also, as previously discussed, on March 5, 2003, we entered into a second investment and royalty agreement with PharmaBio under which we received $15 million in return for a 9% royalty to PharmaBio on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts, including a true-up payment due on November 14, 2006 for the difference between royalties paid to that period and $13 million. On April 14, 2006, the Company made an advance payment of $11.6 million on the contractually required true-up payment.  This amount represented the present value of a $12 million true-up payment due November 14, 2006, calculated using a six percent annual discount factor. Because the minimum amount exceeds $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. As of December 31, 2008, the Company has paid $13.3 million in royalties (including the true-up payment) to PharmaBio under this agreement. The balance of the minimum royalty payments, estimated to be approximately $16.4 million, is due November, 2010.

The Company has an effective registration statement that we filed with the Securities and Exchange Commission (the “SEC”) using a shelf registration process. Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million. To date the Company has sold approximately $0.8 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

As of December 31, 2008, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $44.5 million of additional capital and would cause the number of shares of Common Stock outstanding to increase. However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at December 31, 2008 were $0 and $0, respectively.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of the patents underlying the Company's BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the BDS up to an aggregate of $7.5 million or until the last of the relevant patents expires. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20 or more on March 2, or within 30 days after that date, of any year. Royalty payments on STRIANT, PROCHIEVE®, and CRINONE® expired in September of 2006, but continue on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT®, PROCHIEVE®, and CRINONE®. To date, the Company has paid approximately $3.3 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $4.2 million in full. The Company denies the allegations and intends   to defend this action vigorously.

The Company anticipates it will spend approximately $0.1 million on equipment in 2009.

As of December 31, 2008, the Company had available net operating loss carryforwards of approximately $150.6 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards No. 109, as of December 31, 2008 and 2007, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $56.1 million, $60.5 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded because the probability of realizing the deferred tax assets are not determinable. With respect to the Company’s net operating loss carryforwards in 2008, it undertook an analysis to determine whether the utilization of this tax asset would be limited by Section 382 of the Internal Revenue Code; the Company at December 31, 2008 believed its assets would not be limited.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of intangible assets, and accounting for the agreements with PharmaBio. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Revenues on sales of products by Columbia are discussed in detail below.  License fees are recorded over the life of the license.  Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by licensees.

Sales Returns. Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. Our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. We also continually analyze the reserve for future sales returns and increase such reserve if deemed appropriate. The Company purchases prescription data on all its products from IMS Health, a leading provider of market intelligence to the pharmaceutical and healthcare industries. The Company also purchases certain information regarding inventory levels from its larger wholesale customers. This information includes for each of the Company’ products, the quantity on hand, the number of days of inventory on hand, and a 28 day forecast of sales by units. Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk. Expenditures primarily related to manufacturing in 2008 were approximately $0.3 million less than they would have been if the average 2007 exchange rates had been in effect in 2008.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company ’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a – 15 or 15d – 15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting   was effective as of December 31, 2008.

BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Columbia Laboratories, Inc.
Livingston, NJ

We have audited Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for it’s assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or  disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Columbia Laboratories, Inc. as of December 31, 2008, and the related consolidated statements of operations and comprehensive operations, shareholders’ deficiency, and cash flows for the year then ended and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, NJ
March 9, 2009

Item 9 B. Other Information

In the fourth quarter of 2008 the Company reported all required disclosures on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Company

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2008 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2009 Annual Meeting of Shareholders. The information concerning executive officers required by Item 10 is contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)

3.2	Amended and Restated By-laws of Company (3)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)

4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)

4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)

4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)

4.9*	Form of Restricted Stock Agreement (17)

4.10*	Form of Option Agreement (24)

4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.3	License and Supply Agreement by and between the Company and Mipharm S.p.A. dated March 5, 1999 (4)

10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)

Exhibit No.	Description
10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)

10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)

10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)

10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)/

10.11*	Form of Indemnification Agreement for Officers and Directors (11)

10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)/

10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)/

10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)

10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18) /

10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)

10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)/

10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)

10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)

10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)/

10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22) /

10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)

10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23) /

10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24) /

10.25*	Form of Executive Change of Control Severance Agreement (24)

10.26*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)

10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (24)

10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated March 11, 2009 (24)/

14	Code of Ethics of the Company (11) /

21	Subsidiaries of the Company (24)

23.1	Consent of Goldstein Golub Kessler LLP (24) /

Exhibit No.	Description
23.2	Consent of McGladrey & Pullen, LLP (24)

23.3	Consent of BDO Seidman, LLP (24)/

31(i).1	Certification of Chief Executive Officer of the Company (24)

31(i).2	Certification of Chief Financial Officer of the Company (24)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

24/	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 11, 2009	By:	/s/ James A. Meer
James A. Meer, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert S. Mills	President and Chief Executive Officer	March 11, 2009
Robert S. Mills	(Principal Executive Officer)

/s/ James A. Meer	Senior Vice President, Chief	March 11, 2009
James A. Meer	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Valerie L. Andrews	Director	March 13, 2009
Valerie L. Andrews

/s/ Edward A. Blechschmidt	Vice Chairman of the Board of Directors	March 11, 2009
Edward A. Blechschmidt

/s/ Anthony R. Campbell	Director	March 11, 2009
Anthony R. Campbell

/s/ Frank C. Condella, Jr.	Director	March 11, 2009
Frank C. Condella, Jr.

/s/ James S. Crofton	Director	March 13, 2009
James S. Crofton

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	March 11, 2009
Stephen G. Kasnet

/s/ Denis M. O’Donnell	Director	March 11, 2009
Denis M. O’Donnell

/s/ Selwyn P. Oskowitz	Director	March 11, 2009
Selwyn P. Oskowitz

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2 – F-4

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-5 – F-6

Consolidated Statements of Operations for the Three Years Ended December 31, 2008	F-7

Consolidated Statements of Comprehensive Operations for the Three Years Ended December 31, 2008	F-8

Consolidated Statements of Shareholders' Equity (Deficiency) for the Three Years Ended December 31, 2008	F-9– F-10

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008	F-11 – F-12

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited the accompanying consolidated balance sheet of Columbia Laboratories, Inc. as of December 31, 2008 and the related consolidated statements of operations and comprehensive operations, shareholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, NJ
March 9, 2009

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

As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

We also have audited the adjustments described in Note 2 to the consolidated financial statements included in the 2007 Form 10-K. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Columbia Laboratories, Inc.:

We have audited, before the effects of the adjustments described in Note 2 to the consolidated financial statements included in the 2007 Form 10-K, the accompanying consolidated statements of operations, comprehensive operations, shareholders' equity (deficiency) and cash flows of Columbia Laboratories, Inc. (a Delaware corporation) and Subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to audit, review or apply any procedures to the adjustments described in Note 2 to the consolidated financial statements included in the 2007 Form 10-K and, accordingly, we do not express an opinion or any other form of assurance about whether any adjustments are appropriate and have been properly applied. Those adjustments were audited by McGladrey and Pullen, LLP.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Columbia Laboratories, Inc. and Subsidiaries for the year ended December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 15, 2007

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents of which $12,099,318 and	$12,497,382	$17,221,811
$16,982,742 is interest bearing
Accounts receivable, net of allowances for	3,562,277	3,810,993
doubtful accounts of $100,000 and $95,733
Inventories	2,377,139	3,047,129
Prepaid expenses and other current assets	1,102,525	1,287,300
Total current assets	19,539,323	25,367,233

PROPERTY AND EQUIPMENT
Machinery and equipment	2,479,602	2,252,222
Computer software	534,302	444,332
Office equipment and furniture and fixtures	698,920	643,390
	3,712,824	3,339,944
Less-accumulated depreciation and amortization	(2,890,967)	(2,687,977)
	821,857	651,967
INTANGIBLE ASSETS - NET	23,815,060	28,859,788
OTHER ASSETS	1,446,249	1,710,289

TOTAL ASSETS	$45,622,489	$56,589,277

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2008	2007

CURRENT LIABILITIES:

Current portion of financing agreements	$ 168,034	$ 3,786,538
Accounts payable	2,085,463	2,215,942
Accrued expenses	4,980,643	4,903,881
Total Current Liabilities	7,234,140	10,906,361
NOTES PAYABLE	30,074,966	27,536,178
DEFERRED REVENUE	305,433	3,580,880
LONG-TERM PORTION OF FINANCING AGREEMENTS	13,126,210	11,425,601
TOTAL LIABILITIES	50,740,749	53,449,020

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock	775,000	1,125,000
775 and 1,125 shares issued and outstanding in 2008
2007, respectively (liquidation preferance of $775,000 and
$1,125,000)

SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued
and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 and 63,547 shares
issued and outstanding (liquidation preference of $5,900,000 and $6,354,700)	590	635
Common Stock $.01 par value; 100,000,000 shares
authorized; 54,007,579 and 51,730,151 shares issued	540,076	517,302
Capital in excess of par value	228,686,942	222,376,941
Less cost of 63,644 and 18,000 treasury shares	(189,229)	(54,030)
Accumulated deficit	(235,109,705)	(221,033,196)
Accumulated other comprehensive income	178,065	207,604
Shareholders' equity (deficiency)	(5,893,260)	2,015,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 45,622,489	$ 56,589,277

The accompanying notes to consolidated financial statements
are an integral part of these statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006

NET REVENUES	$36,340,132	$29,627,638	$17,393,081

COST OF REVENUES	10,934,615	9,014,540	7,819,843
Gross Profit	25,405,517	20,613,098	9,573,238

OPERATING EXPENSES:
Selling and distribution	12,796,636	10,111,796	6,600,371
General and administrative	8,615,381	7,824,741	7,402,188
Research and development	6,206,157	5,778,641	6,596,339
Amortization of licensing right	5,044,728	5,005,768	134,444
Total operating expenses	32,662,902	28,720,946	20,733,342

Loss from operations	(7,257,385)	(8,107,848)	(11,160,104)

OTHER INCOME (EXPENSE):
Interest income	299,805	979,953	862,068
Interest expense	(7,882,183)	(7,946,048)	(2,669,771)
Other, net	(100,516)	(5,440)	(55,773)
	(7,682,894)	(6,971,535)	(1,863,476)

Net loss before taxes	(14,940,279)	(15,079,383)	(13,023,580)
State income tax benefits	863,770	787,593	538,201
Net loss	$(14,076,509)	$(14,291,790)	$(12,485,379)

LOSS PER COMMON
SHARE - BASIC AND DILUTED	$(0.27)	$(0.28)	$(0.26)

WEIGHTED - AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	52,439,327	51,124,266	48,088,516

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006

NET LOSS	$(14,076,509)	$(14,291,790)	$(12,485,379)

Other comprehensive income (loss):
Foreign curency translation	(29,539)	8,560	21,901

Comprehensive loss	$(14,106,048)	$(14,283,230)	$(12,463,478)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2005	130	$ 1	69,000	$ 690	41,754,784	$ 417,548	$ 172,090,055	$ -	$ (193,258,323)	$ 177,143	$ (20,572,886)
Cumulative effect adjustment
on stock options							997,705		(997,705)	-	-
Issuance of common stock					7,428,220	74,282	28,691,844				28,766,126
Options exercised					335,049	3,350	1,018,409				1,021,759
Share based compensation expense					161,875	1,619	1,246,830				1,248,449
Beneficial conversion & warrant											-
value for convertible notes							14,754,656				14,754,656
Conversion of Series C Preferred Stock					14,285	143	49,857				50,000
Purchase of treasury stock								(26,880)			(26,880)
Dividends on preferred stock							(161,379)				(161,379)
Translation adjustment										21,901	21,901
Net loss									(12,485,378)		(12,485,378)
Balance, December 31, 2006	130	$ 1	69,000	$ 690	49,694,213	$ 496,942	$ 218,687,977	$ (26,880)	$ (206,741,406)	$ 199,044	$ 12,616,368
Options exercised					43,050	431	62,810				63,241
Share based compensation expense					155,690	1,557	1,646,365				1,647,922
Conversion of Series C Preferred Stock					1,564,548	15,645	2,059,355				2,075,000
Conversion of Series E Preferred Stock			(5,453)	(55)	272,650	2,727	(2,672)				-
Purchase of treasury stock								(27,150)			(27,150)
Dividends on preferred stock							(76,894)				(76,894)
Translation adjustment										8,560	8,560
Net loss									(14,291,790)		(14,291,790)
Balance, December 31, 2007	130	$ 1	63,547	$ 635	51,730,151	$ 517,302	$ 222,376,941	$ (54,030)	$ (221,033,196)	$ 207,604	$ 2,015,257

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2007	130	$ 1	63,547	$ 635	51,730,151	$ 517,302	$ 222,376,941	$ (54,030)	$ (221,033,196)	$ 207,604	$ 2,015,257
Issuance of common stock					1,333,000	13,330	4,082,298				4,095,628
Options exercised					318,149	3,182	591,673				594,855
Conversion of Series C Preferred Stock					235,426	2,354	347,646				350,000
Conversion of Series E Preferred Stock			(4,547)	(45)	227,350	2,273	(2,228)				-
Share based compensation expense					163,503	1,635	1,345,756				1,347,391
Purchase of treasury stock								(135,199)			(135,199)
Dividends on preferred stock							(55,144)				(55,144)
Translation adjustment										(29,539)	(29,539)
Net loss									(14,076,509)		(14,076,509)
Balance, December 31, 2008	130	$ 1	59,000	$ 590	54,007,579	$ 540,076	$ 228,686,942	$ (189,229)	$ (235,109,705)	$ 178,065	$ (5,893,260)

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (14,076,509)	$ (14,291,790)	$ (12,485,379)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	5,510,802	5,462,888	395,003
Amortization of beneficial conversion features	1,466,591	1,265,496	30,344
Amortization of warrants	1,092,197	971,548	23,449
Provision for doubtful accounts	4,267	15,000	105,855
Provision for sales returns	1,399,991	992,502	1,802,868
Write-down of inventories	746,905	80,961	612,094
Share based compensation	1,347,391	1,647,922	1,248,448
Non-cash interest expense on financing agreements	1,702,842	1,381,407	(4,539,253)
Recognition of deferred income (Ardana)	(2,891,188)	-	-
Loss on disposal of fixed assets	3,048	-	-

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	244,449	(1,520,937)	1,345,895
Inventories	(76,915)	(1,023,052)	(895,699)
Prepaid expenses and other current assets	184,775	(293,534)	(104,645)
Other assets	943	(418,405)	(1,416,416)

Increase (decrease) in:
Accounts payable	(130,480)	(1,370,828)	1,681,389
Accrued expenses	(1,281,338)	(211,709)	(1,009,251)
Deferred revenue	(384,259)	(601,768)	124,321
Net cash (used in) operating activities	(5,136,488)	(7,914,299)	(13,080,977)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$ (375,926)	$ (102,021)	$ (15,757)
Acquisition of intangibles	-	-	(33,000,000)
Net cash used in investing activities	(375,926)	(102,021)	(33,015,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,095,628	-	28,766,126
Proceeds from issuance of subordinated
convertible notes	-	-	39,999,998
Proceeds from exercise of options	594,855	63,241	1,021,759
Payment for purchase of treasury stock	(135,199)	(27,150)	(26,880)
Payment pursuant to financing agreements	(3,540,949)	-	(5,391,268)
Dividends paid	(55,144)	(76,894)	(161,379)
Net cash or provided by or (used in) financing activities	959,191	(40,803)	64,208,356

EFFECT OF EXCHANGE RATE CHANGES ON
CASH	(171,206)	8,557	21,901

NET (DECREASE)/ INCREASE IN CASH AND
CASH EQUIVALENTS	(4,724,429)	(8,048,566)	18,133,522

CASH AND CASH EQUIVALENTS,
Beginning of year	17,221,811	25,270,377	7,136,854

CASH AND CASH EQUIVALENTS,
End of year	$ 12,497,382	$ 17,221,811	$ 25,270,377

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ 3,200,000	$ 2,488,889	$ -

Taxes paid	$ 27,403	$ 34,759	$ 49,492

Accrual of financing costs	$ -	$ 25,000	$ 1,275,000

Increase of US Crinone License Right cost	$ -	$ 1,000,000	$ -

Conversion of Series C preference shares to	$ 350,000	$ 2,075,000	$ 50,000
common stock

Conversion of Series E preference shares to
common stock	$ 454,700	$ 545,300	$ -

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

Organization -

Columbia Laboratories, Inc. (the "Company" or “Columbia”) was incorporated as a Delaware corporation in December 1986. The Company is primarily dedicated to research, development, and commercialization of women’s healthcare and endocrinology products, including those that treat or are intended to treat infertility, endometriosis, dysmenorrhea, preterm birth for women with a short cervix at mid-pregnancy and hormonal deficiencies. The Company has also developed a buccal delivery system for peptides. The Company’s products primarily utilize its patented Bioadhesive Delivery System technology.

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to sales return reserves, license fees, payments to distributors, intangible assets, and share based compensation. Actual results could differ from those estimates in the near term.

Foreign Currency -

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

Fair Value of Financial Instruments-

The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $33,009,841 and $40,000,000 at December 31, 2008 and 2007, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable and the intrinsic value of the beneficial conversion feature. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 5 approximates their carrying amount.

Inventories -

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:
	December 31,
	2008	2007
Finished goods	$ 1,745,222	$ 1,734,052
Raw materials	631,917	1,313,077
	$ 2,377,139	$ 3,047,129

Shipping costs are included in selling and distribution expenses and amounted to approximately $152,000, $102,000 and $39,000, in 2008, 2007 and 2006 respectively.

Property and Equipment -

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

Depreciation expense amounted to approximately $203,000, $215,000 and $250,000 in 2008, 2007 and 2006, respectively.

Concentration of Risk-

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 10 for customer concentrations.

The Company depends on one supplier for a key excipient (ingredient) used in its products and one supplier for one of the active pharmaceutical ingredients.

 Intangible Assets-

On December 22, 2006, the Company acquired the U.S. rights to CRINONE (progesterone gel).   The cost of the acquisition was $33,000,000 in cash and is being amortized over a 6.75-year period. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that is being amortized over the remaining term of the license.

	2008	2007
Balance at January 1	$ 34,000,000	$ 34,000,000
Accumulated amortization	(10,184,940)	(5,140,212)
Balance at December 31	$ 23,815,060	$ 28,859,788

Amortization expense amounted to $5,044,728, $5,005,768 and $134,444 in 2008, 2007, and 2006, respectively.

Amortization expense for future periods are expected to be:

Year	Amortization
2009	$ 5,044,728
2010	5,044,728
2011	5,044,728
2012	5,044,728
2013	3,636,148
Total	$ 23,815,060

Income Taxes

Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2008 and 2007.

Long-lived Assets -

Following the acquisition of any long-lived assets, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the long-lived asset may warrant revision or that the remaining balance of the long-lived asset may not be recoverable. When factors indicate that a long-lived asset may be impaired, the Company uses an estimate of the underlying product's future cash flows, including amounts to be received over the remaining life of the long-lived asset from license fees, royalty income, and related revenue in measuring whether the long-lived asset is recoverable. Unrecoverable amounts are charged to operations.

Accrued Expenses -

Accrued expenses consist of the following:

	2008	2007
Sales returns & price adjustments	$ 2,789,316	$ 1,923,765
Salaries	332,657	757,587
Interest	800,000	800,000
Professional fees	483,193	441,525
Inventory management fees	359,376	553,463
Marketing expenses	34,652	244,177
Royalties/Other	181,449	183,364
	$ 4,980,643	$ 4,903,881

Revenue Recognition

Revenues on sales of products by Columbia are discussed in detail below. License fees are recorded over the life of the license. Royalty revenues, based on sales by licensees, are recorded as revenue as those sales are made by the licensees.

Sales Return Reserves-

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels. The Company’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if its analysis indicates that the potential for product non-saleability exists.

An analysis of the reserve for sales returns is as follows:

	2008	2007	2006

Balance at beginning of year	$ 1,923,765	$ 1,240,234	$ 745,882
Addition Related to Crinone® purchase		1,000,000	-
Adjusted Balance at Beginning of year	1,923,765	2,240,234	745,882
Provision:
Related to current year sales	674,020	527,819	210,275
Related to prior years' sales	725,971	500,000	1,592,592
	1,399,991	1,027,819	1,802,867

Returns:
Related to current year sales	(130,551)	(61,125)	(46,825)
Related to 2006 Crinone purchase	(300,152)	(328,896)	-
Related to prior years' sales	(1,028,737)	(954,267)	(1,261,690)
	(1,459,440)	(1,344,288)	(1,308,515)

Balance at end of year	$ 1,864,316	$ 1,923,765	$ 1,240,234

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods, then the current reserve will be inadequate.

In the 2006 fourth quarter, the Company purchased the U.S. rights to CRINONE for $33 million. As part of the transaction, the Company repurchased inventory and reversed sales of $0.6 million in the fourth quarter. In 2007, the Company recorded an estimated liability of $1.0 million for certain sales returns associated with sales made by Merck Serono.

Sales returns provisions for the year 2008 were $1.4 million of which $0.7 million was based on 2008 sales and the balance was based on previous year sales. In 2007, sales return provisions were $2.0 million including $1.0 million in the second quarter as an increase in the purchase price of the U.S. rights to CRINONE for future returns as a result of product sold by Merck Serono that was still in the channel at the time of purchase of such rights. The provision in 2007 increased by $0.3 million from 2006 levels to primarily reflect the increase in sales of progesterone products. During 2007, the Company undertook to reduce further its PROCHIEVE inventory levels in distribution channels.

Sales returns provisions for the year 2006 were $1.8 million, including $1.1 million in the fourth quarter. One customer returned approximately $0.5 million of product due to short dating. In addition, the Company increased its reserve by $0.4 million. The Company carried out a plan in 2006 to bring STRIANT inventory levels in distribution channels to demand levels.

License Fees -

License revenue consists of up-front, milestone and similar payments under license agreements and is recognized when earned under the terms of the applicable agreements. Milestone payments represent payments for the occurrence of contract-specified events and coincide with the achievement of a substantive element in a multi-element arrangement. License revenue, including milestone payments, is deferred and recognized in revenues over the estimated product life cycle or the length of relevant patents, whichever is shorter.

Payments to Distributors-

The Company estimates fees it pays its distributors and specialty pharmacies for customer services that include supplemental sales calling, providing information about their customers and the processing of sales returns. The fees for these services have historically been charged to selling and distribution expenses. In 2008, these charges were split between selling and marketing expenses and as reduction to sales; the costs charged to selling and distribution expense in 2008 were $0.5 million and costs charged as a reduction to sales were $0.7 million 2008. In 2007 these fees were $0.6 million and were charged to selling and distribution expense.

Advertising Expense -

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $2.1 million in 2008, $0.9 million in 2007 and $1.3 million in 2006 and is included in selling and distribution expense.

Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Share-based compensation -

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the recognition of expense relative to existing, unvested awards from January 1, 2006. The Company’s Consolidated Financial Statements, as of and for the years ended December 31, 2008, 2007 and 2006, reflect the impact of SFAS 123(R). Employee stock-based compensation expenses for the years ended December 31, 2008, 2007 and 2006, was $1,314,571, $ 1,490,059 and $1,065,383 respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that is ultimately expected to vest. Stock-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company is continuing to use the straight line method of attributing the value of stock-based compensation expense. Because stock-based compensation expense to be recognized in the results for periods beginning after December 31, 2005, is based on awards ultimately expected to vest, the amounts will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Loss per Share -

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential Common Stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 9,731,213, 9,704,058 and 9,554,307, at December 31, 2008, 2007 and 2006, respectively.

Cash Equivalents -

For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications -

For comparability purposes, certain 2007 and 2006 amounts in the Consolidated Financial Statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2008.  The sale of New Jersey operating losses has been reclassified from Other Income Expense to State Income Tax Benefits. For the years ended December 31, 2006 and 2007, this amounted to $538,201 and $787,593, respectively.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect an effect with the adoption of EITF 07-5 on the Company’s financial condition and results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 08-4, “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not expect an effect with the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

In March of 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – An Amendment of FASB Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect an effect with the adoption of SFAS No. 161 on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP 157-b (“FSB 157-b”) which delays the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal year. The effective date of SFAS No. 157 would be deferred to Fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non-financial assets and liabilities. The Company has adopted SFAS No. 157 for financial assets and liabilities in 2008 which had no effect and is evaluating the effect on non financial assets and liabilities will have on its financial position, cash flows or results of operations.

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

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect an effect with the adoption of SFAS No. 160 will have on its financial position, cash flows or results of operations.

In June 2008, the FASB issued FSP No. 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP -3-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP 03-6-1 is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact that adopting FSP 03-6-1 will have on its financial position, cash flows, and statements of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 26, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). The adoption of FSP157-3 did not have a material impact on the Company’s financial position, cash flows, and statements of operations.

(2) INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2008, the Company recognized the expiration of certain tax losses and had no adjustments for uncertain tax benefits.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2008	2007	2006
Federal income tax rate	-34.0%	-35.0%	-34.0%
Statutory rate over expected future
federal benefit	0.0%	1.0%	0.0%
Foreign income tax benefit/loss	-18.2%	-12.6%	-8.4%
State tax net of federal benefit	-11.0%	-9.9%	-8.2%
Permanent Items:
Incentive Stock Options	1.0%	0.0%	0.0%
R&D Credit	0.0%	0.0%	1.0%
Other	1.0%	1.6%	2.6%
Effect of permanent differences	2.0%	1.6%	3.6%
Effective income tax rate	-61.2%	-54.9%	-47.0%
Increase in valuation allowance	55.4%	49.7%	42.9%
Effective income tax rate	-5.8%	-5.2%	-4.1%

As of December 31, 2008, the Company has U.S. tax net operating loss carryforwards of approximately $150.6 million which expire through 2028. The Company also has unused tax credits of approximately $1.3 million which expire at various dates through 2027. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Deferred Tax Assets (Liabilities)	2008	2007

FASB 123R	$ 533,937	$ 973,848
Allowance for doubtful accounts	28,125	26,525
Allowance for returns	591,241	346,412
Inventory reserve	163	71,889
Book accumulated depreciation net of tax	(19,096)	(8,779)
Accum amortization - CRINONE license	2,096,436	1,054,663
Vacation accrual	15,000	14,634
Inventory capitalization	25,604	17,318
Patents	112,500	-
Long term debt (book amortization beneficial conversion)	(2,152,372)	(2,694,844)
Federal net operating loss	50,962,090	58,983,654
State net operating loss	2,573,071	-
Unused R&D credit	1,323,385	1,743,065
Net Deferred Tax Assets	56,090,084	60,528,385

Less Valuation Allowance:
Federal	(56,090,084)	(60,528,385)

Deferred Tax Assets	$ -	$ -

In 2008, the Company reduced net operating loss amounts and valuation allowances by $22.8 million due to the expiration of tax losses.

The Company files income tax returns as well as multiple state, local and foreign jurisdiction tax returns. Tax years ended December 31, 2005 or later remain subject to examination by the IRS. State and local jurisdiction tax returns remain subject to examination for tax years ended December 31, 2005 or later.

(3) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement with American Home Products Corporation (“Wyeth”) under which its Wyeth-Ayerst Laboratories division marketed CRINONE. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On July 2, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE® ” to obstetricians, gynecologists and all other physicians in the United States that were not on Merck Serono’s target list of fertility specialists. Under this agreement the Company paid a 30% royalty to Merck Serono based on net sales of the product and an additional royalty of 40% of PROCHIEVE’s net sales to the infertility specialist market. The Company paid approximately $1,365,000 to Merck Serono in accordance with this agreement in 2006. In December 2006, the Company acquired the U.S. marketing rights to CRINONE from Merck Serono and eliminated further PROCHIEVE royalty payments. The Company continues to supply CRINONE to Merck Serono for all non-U.S. requirements. During the year ended December 31, 2008, the Company recorded an adjustment to revenues of $350,000 related to estimated price adjustments for CRINONE sold to Merck Serono in 2007.  Also the Company recorded a $575,000 charge for estimated 2008 price adjustments under the agreement.  These adjustments are for the effects of government tenders awarded and foreign exchange differences from established rates at the beginning of each year.

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

On October 16, 2002, the Company and Ardana entered into a license and supply agreement for STRIANT in 18 European countries (excluding Italy). Under the agreement the Company received $6.0 million. In July 2008, the Company terminated the development and license agreement pursuant to its rights under the agreement to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. In the quarter ended September 30, 2008, the Company recognized $2.9 million of deferred revenue from the cancellation of the agreement. The Company recognized license revenue under this agreement of $3.2, $0.7, and $0.7 million in 2008, 2007, and 2006, respectively.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. The Company received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. The Company is recognizing the license revenue on this agreement over a 132 month period and accordingly has recognized revenue of $53,199, $41,574 and $41,574 in 2008, 2007, and 2006, respectively. The remaining $305,433 as of December 31, 2008 is shown as deferred revenue in the accompanying consolidated balance sheets.

In June 2004, the Company sold the worldwide rights to its over-the-counter products Advantage-S® Contraceptive Gel and RepHresh® Vaginal Gel and the foreign rights to Replens® Vaginal Moisturizer to Lil’ Drug Store. The Company also sold its existing finished goods inventory of these products to Lil’ Drug Store. Additionally, the companies executed a five year supply agreement and a two and one-half year agreement for the Company’s sales force to promote these products to obstetricians and gynecologists in the United States which expired in December 2006. The production and sale of Advantage-S was discontinued during 2006. The Company continues to receive revenues from the manufacture and sale of RepHresh and Replens to Lil’ Drug Store and royalties on sales of these products manufactured by third parties through October 2009.

On September 27, 2007, the Company entered into a License and Supply Agreement with Ascend Therapeutics, Inc. (“Ascend”), pursuant to which the Company granted Ascend an exclusive, five year license to market and sell the Company’s PROCHIEVE 4% (progesterone gel) product in the United States effective January 1, 2008. Ascend will purchase product from Columbia at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement.

(4) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the PharmaBio financing agreements (see Note 5) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated.   The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6,272,566 to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the notes. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the years ended December 31, 2008, 2007 and 2006, $2,535,788, $2,237,043 and $53,793, respectively, of amortization related to these discounts is classified as interest expense in the consolidated statements of operations. Unamortized discounts of $9,925,034 and $12,463,822 have been reflected as a reduction to the face value of the convertible notes in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, PharmaBio Development (“PharmaBio”), agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts, and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The Company recorded $0, $617,016 and $615,709 as interest expense for the years 2008, 2007 and 2006, respectively. The agreement called for a true-up payment, if by February 28, 2005, the Company had not made $2,750,000 in royalty payments to PharmaBio. The amounts paid to PharmaBio were $0 for 2008, $647,884 for 2007 and $548,464 for 2006. The final payment of $3.6 million was made on February 29, 2008.

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%. The Company recorded $1,878,364, $1,648,756 and $1,900,640 as interest expense in 2008, 2007 and 2006, respectively. The STRIANT Agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio would be deemed (solely for purposes of the STRIANT Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the STRIANT Agreement, including the Early Payment, exceeded $13 million, the Company would have been entitled to have such excess reimbursed. Including the Early Payment, the Company has paid PharmaBio approximately $13.3 million through 2008.  The balance of the minimum royalty payments, estimated to be $16.4 million, is due November 2010.

Liabilities from financing agreements consist of the following:

	December 31
	2008	2007

July 31, 2002 financing agreement	-	$ 3,620,653
March 5, 2003 financing agreement	13,294,244	11,591,486
	13,294,244	15,212,139
Less: current portion	168,034	3,786,538
	$ 13,126,210	$ 11,425,601

(6) CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK

In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of Series C Preferred Stock were converted into 142,857 Common Shares, in 2006, 50 shares of Series C Preferred Stock were converted into 14,285 Common Shares, in 2007, 2,075 shares of Series C Preferred Stock were converted into 1,564,548 Common Shares and in 2008, 350 shares of Series C Preferred Stock were converted into 235,426 Common Shares. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations.

(7) SHAREHOLDERS’ EQUITY

Preferred Stock - Authorized Preferred Stock is 1,000,000 shares at a par value of $0.01 per share.

In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock. At December 31, 2008 only 130 shares remain outstanding.

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

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. In 2007, 5,453 shares of Series E Preferred Stock were converted into 272,650 shares of Common Stock. In 2008, 4,547 shares of Series E Preferred Stock were converted into 227,350 shares of Common Stock.

Common Stock-

During 2008, the Company issued 1,330,000 shares of Common Stock in an offering with proceeds net of offering costs of $4,095,628. The Company issued 318,149 shares of Common Stock for the exercise of stock options for proceeds of $594,855.  Also, in 2008, 350 shares of Contingently Redeemable Series C Preferred Stock were converted into 235,426 Shares of Common Stock and 4,547 shares of Series E Preferred Stock were converted into 227,350 Shares of Common Stock. The Company granted 163,503 shares of restricted stock to its key employees and to members of the Board of Directors.

During 2007, the Company issued 43,050 shares of Common Stock for the exercise of stock options with proceeds of $63,241, and 155,690 shares of restricted Common Stock were granted to its key employees and to members of the Board of Directors.  Also, in 2007, 2,075 shares of Contingently Redeemable Series C Preferred Stock were converted into 1,564,548 Shares of Common Stock.

In March 2006, the Company issued 7,428,220 shares of its Common Stock to a group of new and existing investors, which resulted in the Company receiving $28,766,126, after expenses.  Also, in 2006, 50 shares of Contingently Redeemable Series C Preferred Stock were converted into 14,285 Shares of Common Stock.

Warrants -

As of December 31, 2008, the Company had warrants outstanding for the purchase of 4,867,755 shares of Common Stock. Information on outstanding warrants is as follows:

Weighted Average Exercise Price	Warrants

$ 4.81	200,000
5.39	1,857,041
5.50	2,285,714
5.85	100,000
7.50	75,000
8.35	350,000
$ 5.69	4,867,755

During 2006, warrants to purchase 1,857,041 shares of the Company’s Common Stock at an exercise price of $5.39 per share were issued to investors in the March 2006 financing which by their terms expire March 11, 2011. Also in 2006, warrants to purchase 2,285,714 shares of the Company’s Common Stock at an exercise price of $5.50 per share were issued to investors in the December 2006 financing  which by their terms expire on December 22, 2011.

No warrants were exercised in 2008, 2007, or 2006. No warrants were issued in 2008 and 2007.

As of December 31, 2008, all warrants were exercisable.

(8) STOCK-BASED COMPENSATION

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs on the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended
	December 31,
	2008	2007	2006
Employee stock-based compensation in:
Cost of revenue	$ 68,046	$ 148,589	$ 82,720

Selling and distribution	175,375	160,573	87,032
General and administrative	973,148	1,014,702	733,695
Research and development	98,002	166,195	161,936
Total employee stock-based compensation
in operating expenses	1,246,525	1,341,470	982,663

Total employee stock-based compensation	$ 1,314,571	$ 1,490,059	$ 1,065,383

Stock based compensation for consultants amounted to $32,820, $157,863 and $183,065 for 2008, 2007 and 2006, respectively. No tax benefit has been recognized due to net losses during the periods presented. In 2006, the Company took a charge of $181,000 for extending the term of vested stock options for one of its former officers.

As of December 31, 2008, total unamortized share-based compensation cost related to non-vested stock options was $2,119,299 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 29 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.

The assumptions used to value options granted are as follows:

	2008	2007	2006
Risk free interest rate	2.25%	4.53%	4.87%
Expected term	4.75 years	4.52 years	4.84 years
Dividend yield	0.0	0.0	0.0
Expected volatility	85.49%	85.68%	72.42%

The Company estimated the volatility of its stock based on expected volatility of the Company’s stock which includes consideration of historical volatility in accordance with guidance in SFAS 123(R) and SAB 110. The Company did not consider implied volatility because there are no comparable options traded on its stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the estimated term of the employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts on Common Stock.

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

Stock Option Plans -

In May of 2008, the Company adopted the 2008 Long-term Incentive Plan (“2008 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, Non-Employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. Six million shares of Common Stock have been reserved for issuance under the 2008 Plan.

In October 1996, the Company adopted the 1996 Long-term Performance Plan (“1996 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation/Stock Option Committee of the Board of Directors. Upon approval of the 2008 Plan, the Company stopped granting options under the 1996 Plan.

The Company’s stock options have a maximum term of ten years from the date of grant. Options granted prior to 2006 have a ten year term. Since 2006, the Company has been granting stock options with a seven year term. Options generally vest over a four-year period, with 25% vesting on each of the first four anniversaries of the date of grant. The 2007 annual option grant to employees vested 25% of the grant upon the grant date with the balance to vest equally over the next three years. The 2008 annual grant vests over 4 years. The Company’s general policy is to issue new shares upon the exercise of stock options

A summary of the status of the Company’s two stock option plans as of December 31, 2008, 2007, and 2006 is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,936,335	$4.64	4,686,552	$8.57	5,960,525	$7.79
Granted	1,275,700	2.58	1,710,850	1.50	434,900	4.29
Exercised	(318,149)	1.87	(43,050)	1.47	(335,049)	3.05
Forfeited	(1,030,398)	9.10	(1,418,017)	12.84	(1,373,824)	6.27
Outstanding at end of year	4,863,488	3.47	4,936,335	4.64	4,686,552	8.57

Options exercisable at year end	2,688,841		3,196,121		3,782,060

The weighted average grant date fair values of options granted in 2008, 2007 and 2006 was $2.58, $1.50 and $4.29 per share respectively.

The following table summarizes the range of exercise prices and the weighted average prices for options outstanding, options exercisable and unvested options at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	12/31/08	Life (Years)	Price	12/31/08	Price
$1.17 - $1.91	1,289,841	5.29	$ 1.41	515,619	$ 1.42
$2.05 - $3.09	1,656,450	5.64	$ 2.50	556,425	$ 2.53
$3.19 - $4.80	1,040,897	4.77	$ 4.05	743,197	$ 4.04
$4.81 - $7.53	648,800	2.54	$ 6.20	646,100	$ 6.21
$7.75 - $10.68	227,500	1.43	$ 8.97	227,500	$ 8.97
$1.42 - $10.675	4,863,488	3.47	$ 3.33	2,688,841	$ 4.16

The weighted average exercise price and the weighted average remaining contractual life of the outstanding options expected to vest at December 31, 2008 amounted to $4.16 and 3.96 years, respectively.

The aggregate intrinsic value of options outstanding, options expected to vest and options exercisable at December 31, 2008 were $0, $0, and $0, respectively. The intrinsic value of options exercised in 2008, 2007, and 2006, respectively, were $1,121,000, $97,000, and $1,491,000.

During 2008, cash received from the exercise of options was $594,855.

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

A summary of the Company’s restricted stock activity and related information for 2008 is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at beginning of period	197,096	$ 2.36	146,875	$ 4.49	-	$ -
Granted	172,553	$ 2.36	159,390	$ 1.79	167,875	$ 4.48
Vested	(122,484)	$ 2.94	(105,469)	$ 1.69	(15,000)	$ 4.34
Forfeited	(9,050)	$ 1.94	(3,700)	$ 1.40	(6,000)	$ 4.34
Unvested at December 31,	238,115	$ 2.23	197,096	$ 2.36	146,875	$ 4.49

As of December 31, 2008, there was $0.3 million of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $0.2 million and $0.1 respectively.

(9) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases -

The Company leases office space and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2008, 2007 and 2006 totaled $330,772, $209,478 and $223,122, respectively. Future minimum lease payments as of December 31, 2008 are as follows:

2009	$ 270,075
2010	271,226
2011	244,532
2012	233,066
2013	187,031
$ 1,205,930

Royalties -

In 1989, the Company purchased the assets of Bio-Mimetics Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. is entitled to a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments are payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20 or more on March 2,   or within 30 days after the date, of any year. The Company may not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Royalty expense under this agreement amounted to $132,023, $114,466 and $245,416 in 2008, 2007 and 2006, respectively. See “Legal Proceedings”

Legal Proceedings -

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.3 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $4.2 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

(10) GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:

Geographic Information

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations. Most arrangements with licensees are made by the Bermuda company. These customers sell their products into several countries. The Company’s two largest international customer are Merck Serono and Lil’ Drug Store.

The following table shows selected information by geographic area:

		(Loss) profit from	Identifiable
	Revenues	Operations	Assets
As of and for the year
ended December 31, 2008-

United States	$ 18,062,013	$ (14,978,075)	$ 38,806,638
Switzerland	9,168,230	-	-
Other	9,109,889	-	-
Subtotal International	18,278,119	7,720,690	6,815,851
	$ 36,340,132	$ (7,257,385)	$ 45,622,489

As of and for the year
ended December 31, 2007-

United States	$ 15,257,884	$ (14,339,632)	$ 49,253,642
Switzerland	8,101,831	-	-
Other	6,267,923	-	-
Subtotal International	14,369,754	6,231,784	7,335,635
	$ 29,627,638	$ (8,107,848)	$ 56,589,277

As of and for the year
ended December 31, 2006-

United States	$ 7,950,735	$ (14,827,488)	$ 60,632,896
Switzerland	5,716,289	-	-
Other	3,726,057	-	-
Subtotal International	9,442,346	3,667,384	5,205,848
	$ 17,393,081	$ (11,160,104)	$ 65,838,744

Customer Concentration

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue:

	2008	2007	2006

MerckSerono	$ 9,168,230	$ 8,151,292	$ 8,234,198
Lil' Drug Store Products, Inc.	6,218,949	5,958,925	4,637,928
Cardinal Healthcare	5,612,748	6,098,510	2,060,152
McKesson	4,990,960	3,888,354	1,892,728
All others (none over 5%)	10,349,245	5,530,557	568,075
	$ 36,340,132	$ 29,627,638	$ 17,393,081

Revenue by Product

The following table sets forth the breakdown of the Company's consolidated net revenues, consisting of sales, royalty and licensing income, by revenue source for each product accounting for 10% or more of consolidated revenues in any of the three years ended December 31:

	2008	2007	2006
CRINONE®	$ 21,439,847	$ 18,904,512	$ 6,719,027
RepHresh®	3,316,193	3,326,927	724,519
PROCHIEVE®	2,697,255	1,527,727	2,965,721
Other	8,886,837	5,868,472	6,983,814
	$ 36,340,132	$ 29,627,638	$ 17,393,081

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2008 and 2007:

2008	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Full Year

Net sales	$ 8,672,333	$ 8,832,718	$ 8,162,945		$ 6,912,266	$ 32,580,262
Fee income and other	306,637	320,252	2,975,696	(1)	157,285	3,759,870
income
Gross profit	6,018,874	6,203,162	8,279,049		4,904,432	25,405,517
Loss from operations	(2,378,635)	(2,399,902)	(86,884)		(2,391,964)	(7,252,385)
Net loss	(4,248,795)	(4,326,171)	(2,050,136)		(3,451,407)	(14,076,509)
Basic and diluted loss
per common share	$ (0.08)	$ (0.08)	$ (0.04)		$ (0.06)	$ (0.27)

2007
Net sales	$ 6,362,381	$ 7,009,075	$ 6,906,298		$ 8,081,998	$ 28,359,752
Fee income and other
income	322,239	277,939	401,781		265,927	1,267,886
Gross profit	4,612,433	4,483,725	5,578,997		5,937,943	20,613,098
Loss from operations	(1,842,496)	(1,865,255)	(1,886,598)		(2,513,499)	(8,107,848)
Net loss	(3,535,975)	(3,589,375)	(3,724,362)		(3,442,078)	(14,291,790)
Basic and diluted loss
per common share	$ (0.07)	$ (0.07)	$ (0.07)		$ (0.07)	$ (0.28)

	*The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.
	(1) Recognition of deferred royalty income (Ardana) $2,924,852

(12) SUBSEQUENT EVENT

On January 7, 2009, the Company raised $750,000 through the sale of 451,807 shares of it common stock at a price of $1.66 per share to Numoda Corporation, the contract research company managing the Company’s PREGNANT trial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

The audit referred to in our report dated March 9, 2009 relating to the consolidated financial statements of Columbia Laboratories, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(Signed BDO Seidman, LLP)

Woodbridge, NJ

March  9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Columbia Laboratories, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 25, 2008 included elsewhere in this Annual Report on Form 10-K also included the 2007 information in the financial statement schedule of Columbia Laboratories, Inc. listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Columbia Laboratories, Inc.’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

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
New York, New York

March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Columbia Laboratories, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Columbia Laboratories, Inc. and Subsidiaries for the year ended December 31, 2006 included in this Form 10-K and have issued our report thereon dated March 15, 2007. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 15, 2007

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2008

Charged to
	Balance at	(credited to)		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions (A)	of year

YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$ 95,733	$ 4,267	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$ 100,000	$ 15,000	$ 19,267	$ 95,733

YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$ 50,000	$ 105,855	$ 55,855	$ 100,000

(A) Deductions represent the write-off of uncollectible accounts.

EXHIBIT INDEX

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)

3.2	Amended and Restated By-laws of Company (3)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)

4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)

4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)

4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)

4.9*	Form of Restricted Stock Agreement (17)

4.10*	Form of Option Agreement (24)

4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.3	License and Supply Agreement by and between the Company and Mipharm S.p.A. dated March 5, 1999 (4)

10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)

10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)

10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)

10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)

Exhibit No.	Description
10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)/

10.11*	Form of Indemnification Agreement for Officers and Directors (11)

10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)/

10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)/

10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)

10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18) /

10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)

10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)/

10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)

10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)

10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)/

10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22) /

10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)

10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23) /

10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24) /

10.25*	Form of Executive Change of Control Severance Agreement (24)

10.26*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)

10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (24)

10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated March 11, 2009 (24)/

14	Code of Ethics of the Company (11) /

21	Subsidiaries of the Company (24)

23.1	Consent of Goldstein Golub Kessler LLP (24) /

23.2	Consent of McGladrey & Pullen, LLP (24)

23.3	Consent of BDO Seidman, LLP (24)/

31(i).1	Certification of Chief Executive Officer of the Company (24)

Exhibit No.	Description
31(i).2	Certification of Chief Financial Officer of the Company (24)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

24/	Filed herewith

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Columbia Laboratories, Inc.
Livingston, NJ

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-125671, 333-75275, 333-132803, 333-140107 and 333-155530) and Form S-8 (No. 333-116072 and 333-152008) of Columbia Laboratories, Inc. of our reports dated March 9, 2009, relating to the consolidated financial statements, and the effectiveness of Columbia Laboratories, Inc.’s internal control over financial reporting, which appear in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 9, 2009 relating to the financial statement schedule, which appears in this Form 10-K.

(Signed manually)
BDO Seidman, LLP
Woodbridge, NJ

March  9, 2009

Exhibit 23.2

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements on Form S-3 (No. 333-125671, 333-75275, 333-132803, 333-140107 and 333-155530) and Form S-8 (No. 333-116072 and 333-152008)  of Columbia Laboratories, Inc. of our reports dated March 25, 2008 relating to our audit of the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2007 and the adjustments to the consolidated financial statements for the year ended December 31, 2006 which appear in this Annual Report on Form 10-K of Columbia Laboratories, Inc. for the year ended December 31, 2008. Our report dated March 25, 2008 included an explanatory paragraph that effective January 1, 2007, Columbia Laboratories, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 13, 2009

EXHIBIT 23.3

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in Registration Statements on Form S-3 (No. 333-125671, 333-75275, 333-132803, 333-140107 and 333-155530 ) and Form S-8 (No. 333-116072 and 333-152008) of Columbia Laboratories, Inc. of our report dated March 15, 2007 relating to our audit of the consolidated financial statements for the year ended December 31, 2006, which includes an explanatory paragraph stating that we did not audit certain adjustments, and our report dated March 15, 2007 relating to our audit of the financial statement schedule, which appear in this Annual Report on Form 10-K of Columbia Laboratories, Inc. for the year ended December 31, 2008.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 13, 2009

EXHIBIT 31(i).1

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Robert S. Mills certify that:
1. I have reviewed this report on Form 10-K of Columbia Laboratories, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) ) and 15d-15(f) for the registrant and have:
a) designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c ) evaluated the effectiveness of the registrant ’ s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation ; and
(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant ’ s auditors and the audit committee of registrant ’ s board of directors (or persons performing the equivalent functions) :
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant ’ s ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 13, 2009	/S/ Robert S. Mills
Robert S. Mills
Chief Executive Officer

EXHIBIT 31(i).2

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

I, James A. Meer certify that:
1. I have reviewed this report on Form 10-K of Columbia Laboratories, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) ) and 15d-15(f) for the registrant and have:
a) designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c ) evaluated the effectiveness of the registrant ’ s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures , as of the end of the period covered by this report based on such evaluation ; and
(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant ’ s auditors and the audit committee of registrant ’ s board of directors (or persons performing the equivalent functions) :
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant ’ s ability to record, process, summarize and report financial information ; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 13, 2009	/S/ James A. Meer
James A. Meer
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Columbia Laboratories, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert S. Mills, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert S. Mills
Robert S. Mills
Chief Executive Officer March 13 , 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Columbia Laboratories, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James A. Meer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ James A. Meer
James A. Meer
Chief Financial Officer
March 13, 2009