Form 10-Q
period 2009-05-06
COLUMBIA LABORATORIES INC
filed 2009-05-07
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Deleware (State or other jurisdiction of incorporation or organization)	59-2758596 (I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey (Address of principal executive offices)	07039 (Zip Code)

Registrant's telephone number, including area code: (973) 994-3999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [ ] No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes    [ ] No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 6, 2009: 54,634,687.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (the “2008 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents of which $7,706,019 and	$9,952,394	$12,497,382
$12,099,318 is interest bearing
Accounts receivable, net of allowances for	4,089,763	3,562,277
doubtful accounts of $100,000 and $100,000
Inventories	3,014,709	2,377,139
Prepaid expenses and other current assets	1,117,612	1,102,525
Total current assets	18,174,478	19,539,323

Property and equipment, net	772,158	821,857
Intangible Assets - Net	22,553,878	23,815,060
Other Assets	1,379,487	1,446,249

TOTAL ASSETS	$42,880,001	$45,622,489

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$151,170	$168,034
Accounts payable	2,296,588	2,085,463
Accrued expenses	5,054,848	4,980,643
Total current liabilities	7,502,606	7,234,140

Notes payable	30,762,873	30,074,966
Deferred revenue	292,700	305,433
Long-term portion of financing agreements	13,587,337	13,126,210
TOTAL LIABILITIES	52,145,516	50,740,749

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock
600 and 775 shares issued and outstanding in 2009 and 2008, respectively (liquidation preference of $600,000 and $775,000)	600,000	775,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares
authorized; 54,714,391 and 54,007,579 shares issued outstanding in 2009 and 2008, respectively	547,143	540,076
Capital in excess of par value	230,051,944	228,686,942
Less cost of 79,704 and 63,644 treasury shares	(212,619)	(189,229)
Accumulated deficit	(240,443,272)	(235,109,705)
Accumulated other comprehensive income	190,698	178,065
Shareholders' deficit	(9,865,515)	(5,893,260)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$42,880,001	$45,622,489

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
NET REVENUES	$7,321,187	$8,912,935

COST OF REVENUES	1,780,018	2,960,097
Gross profit	5,541,169	5,952,838

OPERATING EXPENSES:
Selling and distribution	2,793,236	3,103,773
General and administrative	2,488,553	2,119,911
Research and development	2,245,385	1,846,607
Amortization of licensing right	1,261,182	1,261,182
Total operating expenses	8,788,356	8,331,473

Loss from operations	(3,247,187)	(2,378,635)

OTHER INCOME (EXPENSE):
Interest income	19,197	136,321
Interest expense	(2,048,101)	(1,919,086)
Other, net	(40,546)	(59,393)
Total other expense	(2,069,450)	(1,842,158)

Loss before taxes	(5,316,637)	(4,220,793)
State income taxes	(16,930)	(28,002)
NET LOSS	$(5,333,567)	$(4,248,795)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	54,296,686	51,964,036

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net Loss	$(5,333,567)	$(4,248,795)

Other comprehensive income loss:
Foreign currency translation	12,633	9,905

Comprehensive loss	$(5,320,934)	$(4,238,890)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,333,567)	$(4,248,795)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	1,385,300	1,379,989
Amortization on beneficial conversion features	393,688	343,286
Amortization on warrant valuation	294,219	260,850
Provision for doubtful accounts	-	7,130
Provision for sales returns	404,027	308,782
Writedown of inventories	-	47,545
Stock based compensation	456,757	296,923
Non-cash interest expense on financing agreements	444,263	327,539
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(527,486)	1,202,979
Inventories	(637,570)	(371,450)
Prepaid expenses and other current assets	(15,087)	233,721
Other assets	(2,711)	(4,491)
Increase (decrease) in:
Accounts payable	211,125	304,428
Accrued expenses	(281,822)	(323,982)
Deferred revenue	(12,733)	(179,440)
Net cash used in operating activities	(3,221,597)	(414,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,946)	(119,368)
Net cash used in investing activities	(4,946)	(119,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	750,000	-
Proceeds from exercise of options	-	7,803
Payments for purchase of treasury stock	(23,389)	(17,279)
Payments pursuant to financing agreements	-	(3,540,949)
Dividends paid	(9,688)	(14,062)
Net cash provided by (used in) financing activities	716,923	(3,564,487)

(continued)
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(35,368)	$9,905

NET DECREASE IN CASH	(2,544,988)	(4,088,936)

CASH, BEGINNING OF PERIOD	12,497,382	17,221,811

CASH END OF PERIOD	$9,952,394	$13,132,875

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$175,000	$2,274

SUPPLEMENTAL INFORMATION
Interest paid	$800,001	$800,001

Taxes paid	$31,617	$28,002

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

For comparability purposes, certain 2008 amounts in the condensed consolidated financial statements have been reclassified, where appropriate, to conform to the financial presentation used in 2009.

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

An analysis of the reserve for sales returns is as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2009	2008

Balance at beginning of year	$1,864,316	$1,923,765

Provision:
Related to current period sales	154,026	158,782
Related to prior period sales	250,000	150,000
	404,026	308,782

Returns:
Related to current period sales	(6,845)	-
Related to prior period sales	(538,498)	(240,350)
	(545,343)	(240,350)

Balance at end of quarter	$1,722,999	$1,992,197

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods, then the current reserve may not be adequate.

(3) INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
Finished goods	$ 2,025,183	$ 1,745,222
Raw materials	989,526	631,917

	$ 3,014,709	$ 2,377,139

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, PharmaBio Development (“PharmaBio”), agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts, and because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. A final payment of $3.6 million was made on February 29, 2008.

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty on net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%. The Company has paid PharmaBio approximately $13.3 million through March of 2009. Interest expense recorded during each of the quarters ended March 31, 2009 and 2008 was $0.5 million. The balance of the minimum royalty payments, estimated to be $16.2 million, is due November 2010.

Long term liabilities from financing agreements consisted of the following:

	March 31,	December 31,
	2009	2008
STRIANT Agreement	13,738,507	13,294,244
Less: current portion	151,170	168,034
	$ 13,587,337	$ 13,126,210

(5) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the STRIANT Agreement (see Note 4) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants expire on December 22, 2011, unless earlier exercised or terminated.   The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6,272,566 to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the notes. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the quarters ended March 31, 2009 and 2008, $0.8 million and $0.6 million, respectively, of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $9.2 million and $9.9 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively.

(6) COMMON STOCK:

During the quarter ended March 31, 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock.

The Company received $750,000 through the sale of 451,807 shares of Common Stock for $1.66 per share. These shares were sold pursuant to the existing shelf registration statement.

During the quarter ended March 31, 2009, no options were exercised and 1,414,125 options were granted to employees and consultants. Also, 137,556 restricted shares were granted during the three months ended March 31, 2009.

(7) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products.  In certain foreign countries these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers in the United Kingdom, Switzerland, and Italy to manufacture products for both its international and U.S. operations. Most sales to licensees are made by the Bermuda company. The following table shows selected unaudited information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the three months
ended March 31, 2009
United States	$ 5,157,187	$ 35,458,261
Switzerland	2,164,000	-
Other countries	-	7,421,740
Total International	2,164,000	7,421,740
Total	$ 7,321,187	$ 42,880,001

As of and for the three months
ended March 31, 2008
United States	$ 5,969,362	$ 41,052,516
Switzerland	2,530,704	-
Other countries	412,869	8,985,836
Total International	2,943,573	8,985,836
Total	$ 8,912,935	$ 50,038,352

(8) INCOME (LOSS) PER COMMON AND POTENTIAL COMMON  SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(5,333,567)	$(4,248,795)
Less: Preferred stock dividends	(9,688)	(14,062)

Net loss applicable to
Common Stock	$(5,343,255)	$(4,262,857)

Basic and diluted:
Weighted average number of
common shares outstanding	54,296,686	51,964,036

Basic and diluted net loss per common share	$(0.10)	$(0.08)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected Restricted Shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes, convertible preferred stock and selected Restricted Shares are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and convertible preferred stock excluded from the calculation amounted to 21,961,288 and 21,130,608 at March 31, 2009, and March 31, 2008, respectively.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.6 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.9 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

(10) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three months ended March 31, 2009 and March 31, 2008 included $0.5 million and $0.3 million, respectively, of compensation expense.

	Three months ending	Three months ending
Stock Based Compensation	March 31, 2009	March 31, 2008

Cost of revenues	$ 32,492	$ 29,848

Selling and distribution	92,003	45,047

General and administrative	295,197	204,657

Research and development	37,065	17,371

Total	$ 456,757	$ 296,923

The Company granted options and restricted stock to employees, consultants and directors. During the three months ended March 31, 2009 the Company granted options and restricted stock awards of 1,414,125 and 137,556, respectively. During the three months ended March 1, 2009, 182,473 options expired unexercised (most of which were previously issued in 1999).

(11) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP 03-6-1 is effective for the Company on January 1, 2009, and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP 03-6-1 did not affect the Company’s financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not affect the Company’s financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of EITF No. 08-4 did not affect the Company’s accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of FSP APB 14-1 did not affect the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations Section (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

We receive revenues from our Progesterone Products that we either promote through our own sales force to reproductive endocrinologists, obstetricians, and gynecologists, and sell to wholesalers and specialty pharmacies, or sell to licensees. We supplement our Progesterone Product revenue by selling other products that use our Bioadhesive Delivery System (“BDS”) which we refer to as “Other Products.” Most of the Other Product revenue is based on sales of products to licensees.

Products for Fiscal 2009

Progesterone Products
   CRINONE ® 8% (progesterone gel) marketed by the Company in the U.S.

   CRINONE ® 8% sold to Merck Serono for resale outside the U.S.

   PROCHIEVE ® 8% (progesterone gel) sold by the Company in the U.S.

   PROCHIEVE ® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S.

Other Products
   STRIANT® (testosterone buccal system) marketed by the Company in the U.S.

   STRIANT® sold to Mipharm, S.p.A. for resale in Italy

   Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc (“Lil’ Drug Store”)  for resale outside the U.S.

   RepHresh® Vaginal Gel sold to Lil’ Drug Store for resale on a worldwide basis

   Royalty and licensing revenues

All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to the Company, in the case of the products we commercialize ourselves in the United States. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country.  In addition, the majority of our general and administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.

Our net loss for 2008 was $14.1 million, or $0.27 per basic and diluted common share. The net loss for the three months ended March 31, 2009 was $5.3 million, or $0.10 per basic and diluted share. We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE acquisition that our future financial statements will reflect, significant sales, distribution and research and development costs, and increased payments on our consolidated debt. Our sales and distribution expenses are expected to be flat to lower in 2009. In 2009, we expect that our research and development expenses will be higher than those in 2008, primarily as a result of our investment in our PREGNANT (PROCHIEVE Extending GestatioN A New Therapy) clinical trial of PROCHIEVE 8% for the prevention of preterm birth in women with a short cervix at mid-pregnancy.

Results of Operations - Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Net revenues decreased 18% in the three months ended March 31, 2009 to $7.3 million as compared to $8.9 million in the three months ended March 31, 2008.

Total net revenues from Progesterone Products decreased 6% to $5.5 million in the three months ended March 31, 2009 as compared to $5.8 million in the three months ended March 31, 2008.  Combined U.S. sales for CRINONE and PROCHIEVE decreased 6% in the three months ended March 31, 2009, over the same period in 2008 with unit volume down 7%. International CRINONE sales were 14% lower from a combination of lower foreign exchange selling prices relative to the dollar and price adjustments for government tenders; unit volume for international CRINONE sales for the three months ended March 31, 2009 was higher by 6%. The comparable three months of international sales for the period ended March 31, 2008 did not reflect similar price adjustments for government tenders. Revenues from other products decreased 40% to $1.9 million in the three months ended March 31, 2009 as compared to the $3.1 million in the three months ended March 31, 2008, primarily as a result of the decrease in orders of RepHresh. STRIANT sales were up 4% over 2008 levels for the three months ended March 31, 2009.

Gross profit declined 7% from $6.0 million to $5.5 million; gross margin as a percentage of sales for the three months ended March 31, 2009 improved from 67% in the first quarter of 2008 to 76% in the first quarter of 2009. The primary reason for the improved margins is due to favorable product mix toward higher margin progesterone products, coupled with the favorable effects of changes in foreign exchange rates on our contract manufacturing costs.

Selling and distribution expenses decreased 10% to $2.8 million in the three months ended March 31, 2009, as compared to $3.1 million in the three months ended March 31, 2008. The primary reason for the decrease was lower marketing and market research expenses. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In the first quarter of 2009, market research costs were $1.0 million and sales force and management costs were $1.7 million. The comparable costs for the first quarter of 2008 were $1.4 million for market research related costs and $1.7 million for sales force and management costs.

General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.  General and administrative expenses increased 17% to $2.5 million in the three months ended March 31, 2009 as compared to $2.1 million in the three months ended March 31, 2008. The increase in 2009 expenses is a combination of an increase in legal fees for intellectual property and consulting expenses in the quarter over the prior year period.

Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Research and development expenses increased 22% to $2.2 million in the three months ended March 31, 2009, as compared to $1.8 million in the three months ended March 31, 2008. The increase is primarily related to the enrollment of patients for the PREGNANT study which resulted in an increase of $0.8 million in enrollment expenses over the quarter ended March 31, 2008.  In the three months ended March 31, 2009, there were no expenses for the Company’s Phase II study of vaginally-administered lidocaine for the prevention and treatment of dysmenorrhea lidocaine which was completed in the third quarter of 2008, whereas for the three months ended March 31, 2008, the lidocaine study expenses were $0.5 million.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December of 2006 for $33 million and a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono Sales returns.  The amortization is a non-cash charge and the purchase price and adjustment are being amortized over 6.75 years and 6.5 years, respectively. Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the quarter ended March 31, 2009, was $1.3 million versus $1.3 million for the comparable period in 2008.

Other income/expense for the quarter ended March 31, 2009, consisted primarily of interest expense of $2.0 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the quarter ended March 31, 2008, was $1.9 million.

As a result, the net loss for the three months ended March 31, 2009, was $5.3 million or $(0.10) per share as compared to the net loss for the three months ended March 31, 2008 of $4.2 million or $(0.08) per share.

Liquidity and Capital Resources

Cash and cash equivalents were $10.0 million and $12.5 million at March 31, 2009 and December 31, 2008, respectively.

The Company believes the approximately $10 million of cash on hand at March 31, 2009 will allow it to sustain its operations for at least the next twelve months.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$(3,221,597)	$ (414,986)
Investing activities	(4,946)	(119,368)
Financing activities	716,923	(3,564,487)

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2009 resulted primarily from $2.0 million net operating losses after applying non cash charges and in increases working capital of $1.3 million.  The net loss of $5.3 million in the first quarter of 2009 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $3.3 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.0 million for the first quarter of 2009.  Accounts receivable increased by $0.5 million as a result of sales later in the quarter for which payment is due in the following quarter.  Inventories grew by $0.6 million during the period to meet specific customer orders. Accounts payable increased by $0.2 million and accrued expenses decreased by $0.3 million.  The increase in accounts payable is due primarily to higher inventory levels and increased expenses for the clinical trials. The reduction in accrued expenses of $0.3 million related to the distributor service fees and professional fees paid during the quarter.

Net cash used in operating activities for the three months ended March 31, 2008 resulted primarily from $1.3 million net operating losses after applying non cash charges offset by a reduction in working capital of $0.9 million.  The net loss of $4.2 million in the first quarter of 2008 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $2.6 million in aggregate, leaving a net cash loss, net of non-cash items, of $1.6 million for the first quarter of 2008.  Accounts receivable decreased by $1.2 million as a result of increased sales which were made and paid within the quarter.  Inventories grew by $0.4 million during the period to cover anticipated CRINONE demands.  Accounts payable increased by $0.3 million and accrued expenses decreased by $0.3 million.   The increase in accounts payable is due primarily to higher inventory levels, and increased expenses for the clinical trials.  The reduction in accrued expenses of $1.2 million related to the combination of bonuses and distributor service fees paid during the quarter and realized sales returns.

Investing activities:

Net cash used in investing activities was $0.0 million in the first quarter of 2009. The Company purchased $0.1 million of production equipment in the 2008 first quarter.

Financing Activities:

Net cash provided by financing activities in 2009 was $0.7 million which included the sale of 451,807 shares of Common Stock for proceeds of $0.75 million.

Net cash used in financing activities in 2008 was $3.6 million, of which $3.5 million represented the final payment of principal and interest to PharmaBio under the 2002 financing agreement, dividends on the Company’s contingently redeemable Series C Preferred Stock (“Series C Preferred Stock”), and the purchase of treasury stock.  Payments to PharmaBio represented $3.6 million of the $4.1 million used in cash for the period.

The Company has an effective registration statement that we filed with the SEC using a shelf registration process. Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million. To date the Company has sold approximately $0.8 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, or at all, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through March 31, 2007, the Company has paid approximately $3.6 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, Inc., royalties to Bio-Mimetics, Inc. are no longer due on CRINONE®, PROCHIEVE®, or STRIANT® products. Bio-Mimetics, Inc. seeks a judgment that we are obligated to pay the remaining $3.9 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics, Inc. for disputed royalty payments and intends to defend this action vigorously.

As of March 31, 2009, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $45.1 million of additional capital and would cause the number of shares outstanding to increase. Options and warrants outstanding at March 31, 2009 are 6,095,110 and 4,667,755, respectively.  However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at March 31, 2009 and March 31, 2008 was $0.0 million and $0.5 million respectively.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed since that report was filed.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP 03-6-1 is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP 03-6-1 did not affect the Company’s financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not affect the Company’s financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of EITF No. 08-4 did not affect the Company’s accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of FSP APB 14-1 did not affect the Company’s financial statements.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see  Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2008, beginning on page F-10. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Accounting For PharmaBio Agreements. In March 2003, the Company entered into the STRIANT Agreement with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amount exceeds the amount received by the Company, the Company has recorded the monies received as liabilities. We are recording the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense over the terms of the agreement.

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

	3 months ended March 31, 2009	3 months ended March 31, 2008
Risk free interest rate	1.78%	2.48%
Expected term	4.6 years	4.75 years
Dividend yield	0	0
Expected volatility	0.9295	0.8518

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® 8%, PROCHIEVE® 8%, and STRIANT® in the U.S.; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of products, including the PREGNANT Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy our ability to obtain financing in order to fund our operations and repay our debt as it comes due; success in obtaining acceptance and approval of new products and indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report.  Readers are cautioned not to place undue reliance on any forward-looking statements and are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Expenditures primarily related to manufacturing in the three months ended March 31, 2009 were approximately $0.5 million less than they would have been if the average 2008 exchange rates had been in effect in 2009.

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

Based on their evaluation at March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.6 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.9 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)	Exhibits

4.10	Form of Option Agreement (1)
10.1	Stock Purchase Agreement dated January 6, 2009 (2)
10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (1)
10.25*	Form of Executive Change of Control Severance Agreement (1)
10.26*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (1)
10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (1)
10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated March 11, 2009 (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangements

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 6, 2009
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ JAMES A. MEER
JAMES A. MEER, Senior Vice President-
Chief Financial Officer and Treasurer

DATE:  May 7, 2009