Form 10-Q
period 2009-06-30
COLUMBIA LABORATORIES INC
filed 2009-08-06
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey	07039
(Address of principal executive office)	(Zip Code)

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
Yes         No

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 6, 2009: 54,724,451.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (the “2008 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $7,706,019 and	$9,169,783	$12,497,382
$12,099,318 is interest bearing
Accounts receivable, net of allowances for	3,643,181	3,562,277
doubtful accounts of $178,000 and $100,000
Inventories	2,934,195	2,377,139
Prepaid expenses and other current assets	657,766	1,102,525
Total current assets	16,404,925	19,539,323

Property and equipment, net	754,692	821,857
Intangible assets - net	21,292,696	23,815,060
Other assets	1,311,373	1,446,249

TOTAL ASSETS	$39,763,686	$45,622,489

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$150,709	$168,034
Accounts payable	2,245,366	2,085,463
Accrued expenses	5,536,295	4,980,643
Total current liabilities	7,932,370	7,234,140

Notes payable	31,473,485	30,074,966
Deferred revenue	279,985	305,433
Long-term portion of financing agreements	14,119,654	13,126,210
TOTAL LIABILITIES	53,805,494	50,740,749

COMMITMENTS AND CONTINGENCIES
ContingentlyRedeemable Series C Preferred Stock600 and 775 shares issued and outstanding in 2009 and 2008, respectively (liquidation preference of $600,000 and $775,000)	600,000	775,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares
authorized; 54,817,986 and 54,007,579 shares issued in 2009 and 2008, respectively	548,180	540,076
Capital in excess of par value	230,558,685	228,686,942
Less cost of 117,535 and 63,644 treasury shares	(262,237)	(189,229)
Accumulated deficit	(245,683,933)	(235,109,705)
Accumulated other comprehensive income	196,906	178,065
Shareholders' deficit	(14,641,808)	(5,893,260)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$39,763,686	$45,622,489

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008

NET REVENUES	$ 15,744,891	$ 18,060,556	$ 8,423,704	$ 9,147,621

COST OF REVENUES	4,119,369	5,909,906	2,339,351	2,949,809
Gross profit	11,625,522	12,150,650	6,084,353	6,197,812

OPERATING EXPENSES:
Selling and distribution	5,902,367	6,315,612	3,109,131	3,211,839
General and administrative	5,560,999	4,549,448	3,072,446	2,429,537
Research and development	3,947,372	3,541,763	1,701,987	1,695,156
Amortization of licensing right	2,522,364	2,522,364	1,261,182	1,261,182
Total operating expenses	17,933,102	16,929,187	9,144,746	8,597,714

Loss from operations	(6,307,580)	(4,778,537)	(3,060,393)	(2,399,902)

OTHER INCOME (EXPENSES):
Interest income	28,744	190,660	9,547	54,339
Interest expense	(4,205,335)	(3,872,681)	(2,157,234)	(1,953,595)
Other, net	(73,127)	(89,707)	(32,581)	(27,013)
Total other expenses	(4,249,718)	(3,771,728)	(2,180,268)	(1,926,269)

Loss before taxes	(10,557,298)	(8,550,265)	(5,240,661)	(4,326,171)
State income taxes	(16,930)	(24,702)	-	-
NET LOSS	$ (10,574,228)	$ (8,574,967)	$ (5,240,661)	$ (4,326,171)

NET LOSS PER COMMON SHARE:
Basic and diluted	$ (0.19)	$ (0.17)	$ (0.10)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	54,367,610	52,083,106	54,437,754	52,127,332

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008

NET LOSS	$ (10,574,228)	$(8,574,967)	$(5,240,661)	$(4,326,171)

Other comprehensive income:
Foreign currency translation	18,841	9,994	6,208	89

COMPREHENSIVE LOSS	$ (10,555,387)	$(8,564,973)	$(5,234,453)	$(4,326,082)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,574,228)	$(8,574,967)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	2,773,421	2,756,842
Amortization on beneficial conversion features	801,093	698,533
Amortization on warrant valuation	597,427	529,669
Provision for doubtful accounts	-	7,130
Provision for sales returns	577,097	958,369
Writedown of inventories	1,496	63,416
Stock based compensation	972,035	718,803
Non-cash interest expense on financing agreements	976,119	749,318
Loss on disposal of fixed assets	-	2,300
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(80,904)	(488,603)
Inventories	(558,552)	(739,268)
Prepaid expenses and other current assets	444,759	605,406
Other assets	(5,617)	(8,858)
Increase (decrease) in:
Accounts payable	159,903	1,020,118
Accrued expenses	(54,391)	(1,241,864)
Deferred revenue	(25,448)	(358,865)
Net cash used in operating activities	(3,995,790)	(3,302,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,399)	(147,809)
Net cash used in investing activities	(43,399)	(147,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	750,000	-
Proceeds from exercise of options	-	476,578
Payments for purchase of treasury stock	(73,008)	(118,159)
Payments pursuant to financing agreements	-	(3,540,949)
Dividends paid	(17,188)	(28,125)
Net cash provided by (used in) financing activities	659,804	(3,210,655)

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2009	2008

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51,786	9,994

NET DECREASE IN CASH	(3,327,599)	(6,650,991)

CASH, BEGINNING OF PERIOD	12,497,382	17,221,811

CASH END OF PERIOD	$ 9,169,783	$ 10,570,820

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$ 175,000	$ 2,274

SUPPLEMENTAL INFORMATION

Interest paid	$ 1,600,002	1,686,813

Taxes paid	$ 31,634	58,001

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

(2) SALES RETURN RESERVES:

Revenues from the sale of products are recorded at the time goods are shipped to customers. The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels. The Company’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary.

An analysis of the reserve for sales returns follows:

	Six Months Ended June 30,
	2009	2008

Balance at beginning of year	$ 1,864,316	$ 1,923,769

Provision:
Related to current period sales	327,097	308,369
Related to prior period sales	250,000	650,000
	577,097	958,369

Returns:
Related to current period sales	(11,123)	-
Related to prior period sales	(853,696)	(976,261)
	(864,819)	(976,261)

Balance at end of quarter	$ 1,576,594	$ 1,905,877

The Company believes the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market its products. If prescriptions are lower in future periods, then the current reserve may not be adequate.

(3) INVENTORIES:

Inventories consisted of the following:
	June 30,	December 31,
	2009	2008
Finished goods	$ 1,819,449	$ 1,745,222
Raw materials	1,114,746	631,917

	$ 2,934,195	$ 2,377,139

(4) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, PharmaBio Development, Inc. (“PharmaBio”) agreed to pay the Company $4.5 million to be paid in four equal quarterly installments, commencing in the third quarter of 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the United States for five years beginning in the first quarter of 2003. The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts; because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. A final payment of $3.6 million was made on February 29, 2008.

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio receives a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeds the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%. The Company has paid PharmaBio approximately $13.4 million through June of 2009. Interest expense was $1.1 million and $0.9 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The balance of the minimum royalty payments, estimated to be $16.4 million, is due November 2010.

Long term liabilities from financing agreements consisted of the following:

	June 30,	December 31,
	2009	2008
STRIANT Agreement	$ 14,270,363	$ 13,294,244
Less: current portion	150,709	168,034
	$ 14,119,654	$ 13,126,210

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.

(5) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40.0 million in gross proceeds from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the STRIANT Agreement (see Note 4) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants expire on December 22, 2011, unless earlier exercised or terminated.   The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. Beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the three and six month periods ended June 30, 2009, $0.8 million and $1.5 million, respectively, of amortization related to these discounts were classified as interest expense in our consolidated statements of operations. Unamortized discounts of $8.5 million and $9.9 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively.

(6) COMMON STOCK:

During the six months ended June 30, 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock.

The Company received $750,000 through the sale of 451,807 shares of Common Stock for $1.66 per share. These shares were sold pursuant to the existing shelf registration statement.

During the six months ended June 30, 2009, no options were exercised and 1,595,325 options were granted to employees and consultants. Also, 278,766 restricted shares were granted during the six months ended June 30, 2009.

(7) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products.  In certain foreign countries, these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The following table shows selected unaudited information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the six months
ended June 30, 2009
United States	$ 9,913,896	$ 33,205,823

Switzerland	5,830,995	-
Other countries	-	6,557,863
Total International	5,830,995	6,557,863
Total	$ 15,744,891	$ 39,763,686

As of and for the six months
ended June 30, 2008
United States	$ 11,452,459	$ 37,826,069

Switzerland	6,015,129	-
Other countries	592,968	10,058,037
Total International	6,608,097	10,058,037
Total	$ 18,060,556	$ 47,884,106

(8) LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008
Net loss	$ (10,574,228)	$(8,574,967)	$(5,240,661)	$(4,326,171)
Less: Preferred stock dividends	(17,188)	(28,124)	(7,500)	(14,062)

Net loss applicable to
common stock	$ (10,591,416)	$(8,603,091)	$(5,248,161)	$(4,340,233)

Basic and diluted:
Weighted average number of
common shares outstanding	54,367,610	52,083,106	54,437,754	52,127,332

Basic and diluted net loss per common share	$ (0.19)	$ (0.17)	$ (0.10)	$ (0.08)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected restricted shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes, convertible preferred stock and selected restricted shares excluded from the calculation amounted to 21,624,672 and 20,695,989 at June 30, 2009 and June 30, 2008, respectively.

(9) LEGAL PROCEEDINGS:

Claims and lawsuits have been filed against the Company from time to time. Although the results of pending claims are always uncertain, the Company does not believe the results of any such actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operation. Additionally, the Company believes it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance in the event of any unfavorable outcome resulting from these actions.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc. (Bio-Mimetics), which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.6 million in royalty payments; Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.9 million in full. The Company has denied all such allegations, believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

(10) STOCK-BASED COMPENSATION:

As a result of the adoption of SFAS No. 123R, the Company’s net loss for the six months ended June 30, 2009 and June 30, 2008 included $1.0 million and $0.7 million, respectively, of compensation expense.

	Six Months Ended June 30,
Stock Based Compensation	2009	2008

Cost of revenues	$ 70,613	$ 34,432

Selling and distribution	175,798	118,249

General and administrative	647,353	518,492

Research and development	78,271	47,631

Total	$ 972,035	$ 718,804

The Company granted options and restricted stock to employees, consultants and directors. During the six months ended June 30, 2009, the Company granted options and restricted stock awards of 1,595,325 and 278,776, respectively. During the six months ended June 30, 2009, 599,829 options expired unexercised (most of which were issued in 1999).

(11) FAIR VALUE OF FINANCIAL INSTRUMENT

The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $33,732,967 and $33,009,841 at June 30, 2009 and December 31, 2008, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable and the intrinsic value of the beneficial conversion feature. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 5 approximates their carrying amount.

(12) RECENT ACCOUNTING PRONOUNCEMENTS:

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not affect the Company’s financial statements.

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

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not affect the Company’s financial statements.

(13) SUBSEQUENT EVENTS

In connection with the preparation of the Company’s financial statements at June 30, 2009, subsequent events through August 6, 2009, the date the financial statements were available for issuance, have been evaluated.

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

Products for Fiscal 2009

Progesterone Products
  CRINONE® 8% (progesterone gel) marketed by the Company in the U.S.
  CRINONE® 8% sold to Merck Serono for resale outside the U.S.
  PROCHIEVE® 8% (progesterone gel) marketed by the Company in the U.S.
  PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S.

Other Products
  STRIANT® (testosterone buccal system) marketed by the Company in the U.S.
  STRIANT® sold to Mipharm, S.p.A. for resale in Italy
  Replens® Vaginal Moisturizer sold to Lil’ Drug Store Products, Inc (“Lil’ Drug Store”) for resale outside the U.S.
  RepHresh® Vaginal Gel sold to Lil’ Drug Store for resale on a worldwide basis
  Royalty and licensing revenues

All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and, in the case of the products we commercialize ourselves in the United States, to the Company. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Research and development expenses for product development which principally supports new products and new label indications for products to be sold in this country are charged to our United States operations.  In addition, the majority of our general and administrative expenses represents the Company’s management activities as a public company and is charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that have been significantly greater than, and offset the profits from, our foreign operations.

Our net loss for the year ended December 31, 2008 was $14.1 million, or $0.27 per basic and diluted common share. The net loss for the six months ended June 30, 2009 was $10.6 million, or $0.19 per basic and diluted share. We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE acquisition that our future financial statements will reflect as well as significant sales, distribution,  research and development and general and administrative expenses. Our sales and distribution expenses are expected to be flat or lower in 2009 than in 2008. In 2009, we expect that our research and development expenses will be higher than those in 2008, primarily as a result of our investment in our PREGNANT (PROCHIEVE Extending GestatioN A New Therapy) clinical trial of PROCHIEVE 8% for the prevention of preterm birth in women with a short cervix at mid-pregnancy.

Results of Operations - Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Net revenues decreased 13% in the six months ended June 30, 2009 to $15.7 million as compared to $18.1 million in the six months ended June 30, 2008.

Net revenues from Progesterone Products decreased 11% in the six months ended June 30, 2009 to $11.1 million as compared to $12.5 million in the six months ended June 30, 2008, primarily as a result of decreased sales of CRINONE in foreign markets.  CRINONE net revenues from sales outside the U.S. were 33% lower than the same period in 2008 and can be attributed to a number of factors including a unit volume decrease of 15%, lower selling prices due to foreign exchange rates relative to the dollar, and price adjustments for government tenders.  The comparable six months of non-US net revenues  for the period ended June 30, 2008 did not reflect similar price adjustments for government tenders.  Net revenues from domestic CRINONE sales in the six months ended June 30, 2009 increased 20% over the same period in 2008, with unit volume accounting for about 15% of the increase. This increase was achieved despite a major economic downturn impacting patients’ decisions to postpone or forego elective procedures that are not reimbursed in several major markets (e.g., California).  PROCHIEVE net revenues for the six months ended June 30, 2009 were 31% below net revenues for the same period last year, after adjusting for an  increase to the sales reserve taken in the second quarter of 2008.

Net revenues from Other Products decreased 18% to $4.6 million in the six months ended June 30, 2009, as compared to $5.6 million in the six months ended June 30, 2008, due to a combination of lower international orders of STRIANT, lower revenues for RepHresh and the termination of royalty revenues related to Ardana’s bankruptcy in June 2008. While unit volumes were unchanged from year to year, pricing decreased as related to reduced royalty rates as per the contract.  Unit volume for Replens was 5% higher than 2008 levels.  Domestic STRIANT net revenues increased 16% for the six month period ended June 30, 2009 as compared with the same period in 2008.

Gross profit decreased 4% from $12.2 million for the six month period ended June 30, 2008 to $11.6 million in 2009 for the same period, primarily reflecting the decline in net revenues. Gross profit as a percentage of revenues was 74% in the six months ended June 30, 2009 and 67% in the six months ended June 30, 2008. The primary reason for the improved margins was a product mix favoring higher margin Progesterone Products, favorable effects of changes in foreign exchange rates on our contract manufacturing costs, and additional sales returns reserves that were recorded in the first half of 2008.

Selling and distribution expenses decreased 7% to $5.9 million in the six months ended June 30, 2009, as compared to $6.3 million in the six months ended June 30, 2008. The primary reason for the decrease was lower marketing and market research expenses. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In the first half of 2009, market research costs were $2.6 million and sales force and management costs were $3.3 million. The comparable costs for the first half of 2008 were $2.9 million for market research related costs and $3.4 million for sales force and management costs.

General and administrative expenses increased 22% to $5.6 million in the six months ended June 30, 2009, as compared to $4.5 million in the six months ended June 30, 2008. General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. The increase in the first half of 2009 general and administrative expenses versus the prior year for the same period is primarily attributable to an increase in legal services of $0.3 million and personnel-related costs of $0.4 million for severance payments.

Research and development expenses increased 11% to $3.9 million in the six months ended June 30, 2009 as compared to $3.5 million in the six months ended June 30, 2008.  Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory activities and fees for our products. The increase is primarily related to increased costs for the PREGNANT study including the enrollment of patients which resulted in an increase of $1.2 million in the six months ended June 30, 2009 in clinical trial expenses for the PREGNANT study over the six months ended June 30, 2008.  This was partly offset by the absence, in the six months ended June 30, 2009, of expenses related to the development of vaginal lidocaine.  The Company completed a Phase II study of this product candidate to prevent and treat dysmenorrhea in the third quarter of 2008. In the six months ended June 30, 2008, lidocaine study expenses were $0.7 million.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December 2006 for $33 million. In the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33 million charge is being amortized over 6.75 years, and the $1 million charge is being amortized over 6.5 years. Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the six months ended June 30, 2009 and June 30, 2008 was $2.5 million.

Other income/(expense) for the six months ended June 30, 2009 consisted primarily of interest expense of $4.2 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the six months ended June 30, 2008 was $3.9 million.

As a result, the net loss for the six months ended June 30, 2009 was $10.6 million or $0.19 basic and diluted per share, as compared to the net loss for the six months ended June 30, 2008 of $8.6 million or $0.17 basic and diluted per share.

Results of Operations - Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Net revenues decreased 8% in the three months ended June 30, 2009 to $8.4 million as compared to $9.1 million in the three months ended June 30, 2008.

Total net revenues from Progesterone Products decreased 15% to $5.7 million in the three months ended June 30, 2009, as compared to $6.7 million in the three months ended June 30, 2008, primarily as a result of decreased sales of CRINONE in foreign markets and a bulk purchase of PROCHIEVE 4% made in the second quarter of 2008 which did not occur in the second quarter of 2009.  In the three months ended June 30, 2009, CRINONE net revenues from non-U.S. sales were 46% lower than the same period in 2008 and can be attributed to a number of factors, including:  a 25% decrease in unit volumes, lower selling prices due to foreign exchange rates relative to the dollar, and price adjustments for government tenders.  The comparable three months of non-U.S. revenues for the three month period ended June 30, 2008 did not reflect similar price adjustments for government tenders.  Net revenues from domestic CRINONE sales in the three months ended June 30, 2009 increased 24% over the same period in 2008, with unit volume accounting for about 21% of the increase.  This increase was achieved despite a major economic downturn impacting patients’ decisions to postpone or forego elective procedures that are not reimbursed in several major markets (e.g., California). PROCHIEVE net revenues for the three months ended June 30, 2009 were equal to net revenues for the same period in 2008, after adjusting for an increase to the sales reserve taken in the second quarter of 2008.

Net revenues from Other Products increased 10% to $2.7 million in the three months ended June 30, 2009, as compared to $2.5 million in the three months ended June 30, 2008, primarily as a result of higher RepHresh bulk orders offset by the termination of royalty revenues related to Ardana’s bankruptcy in June 2008.  Unit volumes for the three months ended June 30, 2009 for RepHresh increased 76% over the same period in 2008, which is related to timing of bulk purchases from period to period.  Net revenues for STRIANT and Replens increased by 14% and 18%, respectively, for the three months ended June 30, 2009 over the same period in 2008.

Gross profit decreased 3% from $6.2 million in the three months ended June 30, 2008 to $6.1 million for the three months ended June 30, 2009, primarily reflecting the decline in net revenues. Gross margin as a percentage of sales improved from 68% in the second quarter of 2008 to 72% in the second quarter of 2009. The primary reason for the improved margins was a product mix favoring higher margin Progesterone Products, favorable effects of changes in foreign exchange rates on our contract manufacturing costs, and an increase in sales returns reserves that were recorded in the second quarter of 2008.

Selling and distribution expenses decreased 3% to $3.1 million in the three months ended June 30, 2009, as compared to $3.2 million in the three months ended June 30, 2008. The primary reason for the decrease was lower marketing and market research expenses. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In the three months ended June 30, 2009, market research costs were $1.4 million and sales force and management costs were $1.7 million. The comparable costs for the second quarter of 2008 were $1.6 million for market research related costs and $1.6 million for sales force and management costs.

General and administrative expenses increased 26% to $3.1 million in the three months ended June 30, 2009 as compared to $2.4 million in the three months ended June 30, 2008.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.  The increase in the second quarter 2009 general and administration expenses versus the same period in 2008 were associated with personnel related costs of $0.4 million for severance payments.

Research and development expenses remained the same at $1.7 million in the three months ended June 30, 2009, as compared to 2008.  Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.  Costs include expenses for the PREGNANT study including the enrollment of patients which resulted in an increase of $0.4 million in clinical trial expenses for the PREGNANT study over the quarter ended June 30, 2008.    This increase was partly offset by the absence in the second quarter of 2009 of expenses related to the Phase II study of vaginal lidocaine to prevent and treat dysmenorrhea, which study was fully enrolled in the second quarter of 2008 and completed in the 2008 third quarter.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December 2006 for $33 million and a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns.  The amortization is a non-cash charge and the purchase price and adjustment are being amortized over 6.75 years and 6.5 years, respectively. Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the quarter ended June 30, 2009, was $1.3 million versus $1.3 million for the comparable period in 2008.

Other income/expense for the three months ended June 30, 2009, consisted primarily of interest expense of $2.2 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the quarter ended June 30, 2008 was $2.0 million.

As a result, the net loss for the three months ended June 30, 2009, was $5.2 million or $0.10 per basic and diluted share, as compared to the net loss for the three months ended June 30, 2008 of $4.3 million or $0.08 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $9.2 million and $12.5 million at June 30, 2009 and December 31, 2008, respectively.

The Company believes that the cash on hand at June 30, 2009 will allow it to sustain its operations for at least the next twelve months. Should the Company choose to accelerate certain development programs or experience a shortfall in projected net revenues, it may require additional funds to operate the business.  The Company may raise these funds through public or private sales of equity, from borrowings, the sale or licensing of assets, or strategic partnerships; however, we may not be successful in obtaining the necessary funds on acceptable terms, if at all.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended June 30,

	2009	2008
Cash flows:
Operating activities	$(3,995,790)	$(3,302,521)
Investing activities	(43,399)	(147,809)
Financing activities	659,804	(3,210,655)

Operating Activities:

Net cash used in operating activities of $4.0 million for the six months ended June 30, 2009 resulted primarily from $3.9 million in net operating losses after applying non-cash charges and increases in working capital of $0.1 million.  The net loss of $10.6 million in the six months ended June 30, 2009 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $6.7 million in aggregate, leaving a net cash loss, net of non-cash items, of $3.9 million for the six months ended June 30, 2009.  Inventories grew by $0.6 million during the period to meet specific customer orders. Accounts payable increased by $0.2 million and accrued expenses decreased by $0.1 million.  The increase in accounts payable is due primarily to higher inventory levels and increased expenses for the clinical trials. The reduction in accrued expenses of $0.1 million related to the distributor service fees and professional fees paid during the six months ended June 30, 2009.

Net cash used in operating activities of $3.3 million for the six month period ended June 30, 2008 resulted primarily from $2.1 million net operating losses after applying non-cash charges and an increase in working capital of $1.2 million.  The net loss of $8.6 million in 2008 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which total $6.5 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.1 million for the 2008 period.  Accounts receivable increased by $0.5 million as a result of increased sales. Inventories increased by $0.7 million during the period to cover anticipated summer shut downs of key suppliers.  Accounts payable increased by $1.0 million and accrued expenses decreased by $1.2 million.  The increase in accounts payable is due primarily to higher inventory levels, and increased expenses for the clinical trials. The reduction in accrued expenses of $1.2 million related to the combination of bonuses and distributor service fees paid during the period and realized sales returns.

Investing activities:

Net cash used in investing activities was $0.0 million in the six months ended June 30, 2009. The Company purchased $0.1 million of production equipment in the six months ended June 30, 2008.

Financing Activities:

Net cash provided by financing activities in the six months ended June 30, 2009 was $0.7 million which included the sale of 451,807 shares of Common Stock for proceeds of $0.75 million.

Net cash used in financing activities in the six months ended June 30, 2008 was $3.2 million, of which $3.5 million represented the final payment of principal and interest to PharmaBio, dividends on the Company’s contingently redeemable Series C Preferred Stock, and the purchase of treasury stock, partially offset by proceeds from the exercise of options.  The payment for PharmaBio represented $3.5 million of the $6.6 million use of cash for the period.

The Company has an effective registration statement that it filed with the SEC using a shelf registration process. Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million. To date, the Company has sold approximately $0.8 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, or at all, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning on November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets purchased from Bio-Mimetics up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through March 31, 2007, the Company paid approximately $3.6 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, royalties to Bio-Mimetics are no longer due on CRINONE®, PROCHIEVE®, or STRIANT® products. Bio-Mimetics has initiated litigation against the company. Bio-Mimetics is seeking a judgment that we are obligated to pay the remaining $3.9 million in full. The Company has denied all such allegations; believes it has no contractual liability to Bio-Mimetics for disputed royalty payments and intends to defend this action vigorously.

As of June 30, 2009, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $43.2 million of additional capital and would cause the number of shares outstanding to increase. Options and warrants outstanding at June 30, 2009 and June 30, 2008 are 5,858,954 and 4,667,755, respectively.  There can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at June 30, 2009 and June 30, 2008 was $0.0 million and $0.3 million, respectively.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new indications for currently approved products.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed since that report was filed, except that the Company now has the right to pay the minimal royalty payment due to PharmaBio in November 2010 by issuance of a secured promissory note due November 2011.  See “Footnote # 5”.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not affect the Company’s financial statements.

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

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  The adoption of FSP FAS  107-1 and APB28-1 did not affect the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not affect the Company’s financial statements.

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

Revenue Recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. License fees are recorded over the life of the license.  Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by licensees.  Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales and are recorded as a reduction to sales in the same period as the related sales are recognized.  In addition, deductions are recorded for any payments to vendors that are made as a percentage of sales or on a per unit basis.

Accounting For PharmaBio Agreements. In March 2003, the Company entered into the STRIANT Agreement with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments are subject to minimum and maximum amounts. Because the minimum amount exceeds the amount received by the Company, the Company has recorded the monies received as liabilities. We are recording the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense over the term of the agreement.

Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

	Six Months Ended June 30,

	2009	2008
Risk free interest rate	1.72%	2.50%
Expected term	4.16 years	4.75 years
Dividend yield	0	0
Expected volatility	0.927	0.8429

Fair Value of Financial Instruments-The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $33,732,967 and $33,009,841 at June 30, 2009 and December 31, 2008, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable and the intrinsic value of the beneficial conversion feature. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 5 approximates their carrying amount.

Forward-Looking Information

The Company and its representatives from time to time make written and verbal forward-looking statements, including statements contained in this and other filings with the SEC and in the Company’s reports to stockholders.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company’s expectations regarding clinical research programs, sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general views about future operations or operating results. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties.

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE 8% and STRIANT in the U.S.; the successful marketing of CRINONE 8% by Merck Serono; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of new products and new indications for current products, notably  the PREGNANT Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy; our ability to obtain financing in order to fund our operations and repay our debt as it comes due; whether or not we elect to exercise our right to extend the balance due on the PharmaBio royalty agreement to 2011; success in obtaining acceptance and approval of new products and new indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report.  Readers are cautioned not to place undue reliance on any forward-looking statements and are advised to consult any further disclosures the Company may make on related subjects in subsequent Form 10-Q, 8-K, and 10-K reports to the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Expenditures primarily related to manufacturing in the six months ended June 30, 2009 were approximately $0.6 million less than they would have been if the average 2008 exchange rates had been in effect in 2009.

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

Based on their evaluation at June 30, 2009, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc. (Bio-Mimetics), which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.6 million in royalty payments; Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.9 million in full. The Company has denied all such allegations, believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.
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

None.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of shareholders was held on May 21, 2009. At the meeting:

1. In an uncontested election, eight nominees for director were elected for one-year terms, expiring on the date of the Company’s 2010 Annual Meeting by a vote of our shareholders as follows:

Valerie L. Andrews received 46,092,382 votes for her election (97.5% of shares voted; 80.0% of shares eligible to vote); 1,169,415 votes were withheld (2.5% of shares voted; 2.0% of shares eligible to vote).

Edward A. Blechschmidt received 46,252,891 votes for his election (97.9% of shares voted; 80.3% of shares eligible to vote); 1,008,906 votes were withheld (2.1% of shares voted; 1.8% of shares eligible to vote).

Anthony Campbell received 46,007,960 votes for his election (97.3% of shares voted; 79.9% of shares eligible to vote); 1,253,837 votes were withheld (2.7% of shares voted; 2.2% of shares eligible to vote).

Frank Condella received 46,111,400 votes for his election (97.6% of shares voted; 80.1% of shares eligible to vote); 1,150,397 votes were withheld (2.4% of shares voted; 2.0% of shares eligible to vote).

James S. Crofton received 46,015,163 votes for his election (97.4% of shares voted; 79.9% of shares eligible to vote); 1,246,634 votes were withheld (2.6% of shares voted; 2.2% of shares eligible to vote).

Stephen Kasnet received 45,990,852 votes for his election (97.3% of shares voted; 79.9% of shares eligible to vote); 1,270,945 votes were withheld (2.7% of shares voted; 2.2% of shares eligible to vote).

Robert S. Mills, Jr. received 46,015,163 votes for his election (97.4% of shares voted; 79.9% of shares eligible to vote); 1,246,634 votes were withheld (2.6% of shares voted; 2.2% of shares eligible to vote).

Selwyn P. Oskowitz received 46,092,407 votes for his election (97.5% of shares voted; 80.0% of shares eligible to vote); 1,169,390 votes were withheld (2.5% of shares voted; 2.0% of shares eligible to vote).

2. The shareholders voted to ratify the appointment of BDO Seidman, LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 as follows: 46,900,816 shares were voted for, 310,474 shares were voted against and there were 50,507 abstentions.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)	Exhibits

4.1	Form of Warrant. (1)
10.1†	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009. *
10.2†	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James Meer dated March 11, 2009. (2)
10.3†	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009. (3)
10.4†	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes, dated July 15, 2009. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plans or arrangements

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 24, 2009, Exhibit 4.1.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 18, 2009, Exhibit 10.1.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 18, 2009, Exhibit 10.2.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 16, 2009, Exhibit 10.1.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 24, 2009, Exhibit 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President-
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  August 6, 2009