Form 10-Q
period 2009-11-05
COLUMBIA LABORATORIES INC
filed 2009-11-05
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] [ ]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey ( Address of principal executive offices)	07039 (Zip Code)

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

                                                                Large accelerated filer [ ] Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 5, 2009: 65,630,051.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (the “2008 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $4,228,668 and	$7,331,577	$12,497,382
$12,099,318 is interest bearing
Accounts receivable, net of allowances for	3,228,851	3,562,277
doubtful accounts of $100,000 and $100,000
Inventories	2,312,211	2,377,139
Prepaid expenses and other current assets	386,475	1,102,525
Total current assets	13,259,114	19,539,323

Property and equipment, net	744,667	821,857
Intangible assets - net	20,031,514	23,815,060
Other assets	1,853,631	1,446,249

TOTAL ASSETS	$35,888,926	$45,622,489

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$134,526	$168,034
Accounts payable	2,482,689	2,085,463
Accrued expenses	4,855,400	4,980,643
Total current liabilities	7,472,615	7,234,140

Notes payable	32,207,556	30,074,966
Deferred revenue	267,298	305,433
Long-term portion of financing agreements	14,679,091	13,126,210
TOTAL LIABILITIES	54,626,560	50,740,749

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock,
600 and 775 shares issued and outstanding in 2009 and 2008, respectively (liquidation preference of $600,000 and $775,000)	600,000	775,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares
authorized; 54,849,986 and 54,007,579 shares issued in 2009 and 2008, respectively	548,499	540,076
Capital in excess of par value	231,726,951	228,686,942
Less cost of 131,935 and 63,644 treasury shares	(280,813)	(189,229)
Accumulated deficit	(251,537,195)	(235,109,705)
Accumulated other comprehensive income	204,333	178,065
Shareholders' deficit	(19,337,634)	(5,893,260)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$35,888,926	$45,622,489

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET REVENUES	$23,647,848	$ 29,177,914	$ 7,902,957	$ 11,117,358

COST OF REVENUES	6,680,929	8,769,496	2,561,560	2,859,590
Gross profit	16,966,919	20,408,418	5,341,397	8,257,768

OPERATING EXPENSES:
Selling and distribution	8,999,177	9,809,695	3,096,810	3,494,083
General and administrative	7,708,514	6,628,649	2,147,515	2,079,201
Research and development	6,206,028	5,051,949	2,258,656	1,510,186
Amortization of licensing right	3,783,546	3,783,546	1,261,182	1,261,182
Total operating expenses	26,697,265	25,273,839	8,764,163	8,344,652

Loss from operations	(9,730,346)	(4,865,421)	(3,422,766)	(86,884)

OTHER INCOME (EXPENSES):
Interest income	33,801	249,496	5,057	58,836
Interest expense	(6,488,859)	(5,871,513)	(2,283,524)	(1,998,832)
Other, net	(225,156)	(82,915)	(152,029)	6,792
Total other expenses	(6,680,214)	(5,704,932)	(2,430,496)	(1,933,204)

Loss before taxes	(16,410,560)	(10,570,353)	(5,853,262)	(2,020,088)
State income taxes	(16,930)	(54,750)	-	(30,048)
NET LOSS	$(16,427,490)	$ (10,625,103)	$ (5,853,262)	$ (2,050,136)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.30)	$ (0.20)	$ (0.11)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	54,397,545	52,073,900	54,455,731	52,613,653

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2009	2008	2009	2008

NET LOSS	$(16,427,490)	$(10,625,103)	$(5,853,262)	$(2,050,136)

Other comprehensive income (loss):
Foreign currency translation	26,268	(8,633)	7,427	(18,627)

COMPREHENSIVE LOSS	$(16,401,222)	$(10,633,736)	$(5,845,835)	$(2,068,763)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,427,490)	$(10,625,103)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	4,211,858	4,124,526
Amortization on beneficial conversion features	1,222,692	1,066,158
Amortization on warrant valuation	909,898	806,701
Provision for doubtful accounts	-	4,267
Provision for sales returns	848,662	1,095,853
Writedown of inventories	1,496	746,905
Stock based compensation	1,428,217	1,061,865
Non-cash interest expense on financing agreements	1,519,374	1,260,678
Acceleration of Ardana deferred revenue	-	(2,891,188)
Loss on disposal of fixed assets	-	3,048
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	333,426	(1,374,949)
Inventories	63,432	(156,018)
Prepaid expenses and other current assets	716,050	(192,887)
Other assets	9,438	4,867
Increase (decrease) in:
Accounts payable	397,226	532,952
Accrued expenses	(987,109)	(3,469)
Deferred revenue	(38,135)	(371,527)
Net cash used in operating activities	(5,790,965)	(4,907,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,039)	(432,558)
Net cash used in investing activities	(48,039)	(432,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	750,000	4,095,628
Proceeds from exercise of options	-	583,566
Payments for purchase of treasury stock	(91,584)	(135,199)
Payments pursuant to financing agreements	-	(3,540,949)
Dividends paid	(24,688)	(42,187)
Net cash provided by financing activities	633,728	960,859

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2009	2008

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39,471	(17,474)

NET DECREASE IN CASH	(5,165,805)	(4,396,494)

CASH, BEGINNING OF PERIOD	12,497,382	17,221,811

CASH END OF PERIOD	$7,331,577	$12,825,317

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$175,000	$2,274

Issuance of Warrants for Option to Extend
Pharmabio Debt	$719,904	$-

SUPPLEMENTAL INFORMATION

Interest paid	$2,400,003	$2,610,528

Taxes paid	$31,634	$146,242

See notes to condensed consolidated financial statements

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

An analysis of the reserve for sales returns follows:

	Nine Months Ended September 30,
	2009	2008

Balance at beginning of year	$1,864,316	$1,923,769

Provision:
Related to current period sales	485,778	445,853
Related to prior period sales	362,884	650,000
	848,662	1,095,853

Returns:
Related to current period sales	(17,896)	-
Related to prior period sales	(933,321)	(1,208,819)
	(951,217)	(1,208,819)

Balance at end of period	$1,761,761	$1,810,803

The Company believes the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market its products. If prescriptions are lower in future periods, then the current reserve may not be adequate.

(3) INVENTORIES:

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$ 1,384,190	$ 1,745,222
Raw materials	928,021	631,917

	$ 2,312,211	$ 2,377,139

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

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio receives a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeds the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%. The Company has paid PharmaBio approximately $13.4 million through September 2009. Interest expense was $1.5 million and $1.4 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The balance of the minimum royalty payments, estimated to be $16.6 million, is due November 2010.

Long term liabilities from financing agreements consisted of the following:

	September 30,	December 31,
	2009	2008
STRIANT Agreement	$ 14,813,617	$ 13,294,244
Less: current portion	134,526	168,034
	$ 14,679,091	$ 13,126,210

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  Using the Black Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 months through November 2010.  The amortization expense recorded in the quarter ended September 30, 2009 was approximately $90,000.

(5) NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40.0 million in gross proceeds from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum, are subordinated to the STRIANT Agreement (see Note 4) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of the Company's Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of the Company's Common Stock at an exercise price of $5.50 per share. The warrants expire on December 22, 2011, unless earlier exercised or terminated.   The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

We recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. Beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes and warrants. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the three and nine month periods ended September 30, 2009, $0.7 million and $2.1 million, respectively, of amortization related to these discounts were classified as interest expense in our consolidated statements of operations. Unamortized discounts of $7.8 million and $9.9 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of September 30, 2009 and December 31, 2008, respectively.

(6) COMMON STOCK:

On January 6, 2009, the Company received $750,000 through the sale of 451,807 shares of the Company's Common Stock for $1.66 per share. These shares were sold pursuant to the existing shelf registration statement.

During the nine months ended September 30, 2009, 175 shares of the Company's Series C Preferred Stock were converted into 117,449 shares of the Company's Common Stock.

During the nine months ended September 30, 2009, no options were exercised and 1,724,325 options were granted to employees and consultants. Also, 314,776  restricted shares of the Company's Common Stock were granted during the nine months ended September 30, 2009.

On October 28, 2009 the Company has raised approximately $11,772,000 in gross proceeds to the Company through the sale of 10,900,000 shares of its common stock and warrants to purchase 5,450,000 shares of its common stock in a registered direct offering.  See Footnote 13 to our condensed consolidated financial statements included herein.

(7) GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development and sale of pharmaceutical products.  In certain foreign countries, these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. The following table shows selected unaudited information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the nine months
ended September 30, 2009
United States	$ 14,442,536	$ 31,775,481

Switzerland	6,513,979	4,113,445
Other countries	2,691,333	-
Total International	9,205,312	4,113,445
Total	$ 23,647,848	$ 35,888,926

As of and for the nine months
ended September 30, 2008
United States	$ 18,195,448	$ 40,215,300

Switzerland	7,498,310	9,250,282
Other countries	3,484,156	-
Total International	10,982,466	9,250,282
Total	$ 29,177,914	$ 49,465,582

(8) LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2009	2008	2009	2008
Net loss	$ (16,427,490)	$ (10,625,103)	$(5,853,262)	$(2,050,136)
Less: Preferred stock dividends	(24,688)	(42,186)	(7,500)	(14,062)

Net loss applicable to
common stock	$ (16,452,178)	$ (10,667,289)	$(5,860,762)	$(2,064,198)

Basic and diluted:
Weighted average number of
common shares outstanding	54,397,545	52,073,900	54,455,731	52,613,653

Basic and diluted net loss per common share	$ (0.30)	$ (0.20)	$ (0.11)	$ (0.04)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected restricted shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes, convertible preferred stock and selected restricted shares excluded from the calculation amounted to 22,405,539 and 20,616,789 at September 30, 2009 and September 30, 2008, respectively.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc. (Bio-Mimetics), which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. Bio-Mimetics filed an amdended complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, deceptive trade practices, and correction of inventorship, as a result of the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics is seeking a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations, believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

(10) STOCK-BASED COMPENSATION:

The Company’s net loss for the nine months ended September 30, 2009 and September 30, 2008 included $1.4 million and $1.1 million, respectively, of stock-based compensation expense.

	Nine Months Ended September 30,
Stock Based Compensation	2009	2008

Cost of revenues	$ 58,253	$ 52,482

Selling and distribution	364,566	179,087

General and administrative	897,890	756,773

Research and development	107,508	73,523

Total	$ 1,428,217	$ 1,061,865

The Company granted options and restricted stock to its employees, consultants and directors. During the nine months ended September 30, 2009, the Company granted options and restricted stock awards of 1,724,325 and 314,776, respectively. During the nine months ended September 30, 2009, 725,859 options expired unexercised (most of which were issued in 1999).

(11) FAIR VALUE OF FINANCIAL INSTRUMENT

The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $34,113,621 and $33,009,841 at September 30, 2009 and December 31, 2008, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable and the intrinsic value of the beneficial conversion feature. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 5 approximates their carrying amount.

(12) NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855-10 (formerly FAS No. 165), “Subsequent Events,” which established general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted the application of this statement and has provided the new disclosures as required.

In April 2009, the Company adopted a new accounting standard included in ASC 825, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company adopted the application of this statement and has provided the new disclosures as required.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No.141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. ASC 805 will impact the Company in the event of any future acquisition.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously reported or current earnings per share.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The new guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Additionally, the new standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of the new accounting standard did not affect the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815-40 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The new standard provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not affect the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470 “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of the new standard to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of this new standard did not affect the Company’s accounting for the convertible notes and related warrants transactions.

(13) SUBSEQUENT EVENTS

In connection with the preparation of the Company’s financial statements at September 30, 2009, subsequent events through November 5, 2009, the date the financial statements were available for issuance, have been evaluated.

On October 22, 2009, the Company entered into a Placement Agent Agreement with Oppenheimer & Co. Inc. (Oppenheimer") and The Benchmark Company, LLC ("Benchmark"), as placement agents (collectively, the “Placement Agents”), relating to a registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock (the “Offering”).  On October 28, 2009 the Company consummated the sale of 10,900,000 shares of its Common Stock and warrants to purchase 5,450,000 shares of its Common Stock in a registered direct offering for gross proceeds of $11,722,000. The Common Stock and warrants were sold in units, with each unit consisting of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock at a price of $1.08 per unit. The warrants will be exercisable at an exercise price of $1.52 per share of Common Stock, subject to adjustments, at any time on or after April 30, 2010 and ending on April 30, 2015. The Company received net proceeds of approximately $10,709,000 from the offering, taking into account after offering-related fees and expenses. The Company has paid  the Placement Agents a fee equal to 6.5% of the gross proceeds received by the Company from the Offering (the “Placement Fee”).  The shares and warrants were offered pursuant to an existing effective shelf registration statement on Form S-3 (Registration No. 333-155530) which was declared effective by the SEC on December 5, 2008.

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

We receive revenues from our Progesterone Products that we either promote through our own sales force to reproductive endocrinologists, obstetricians, and gynecologists, and sell to wholesalers and specialty pharmacies, or sell to licensees. We supplement our Progesterone Product revenue by selling other products that use our Bioadhesive Delivery System (“BDS”) which we refer to as “Other Products.” Most of the Other Products revenue is derived from  sales of products to licensees.

Products for Fiscal 2009

Progesterone Products
 CRINONE® 8% (progesterone gel) marketed by the Company in the U.S.

 CRINONE® 8% sold to Merck Serono for resale outside the U.S.

 PROCHIEVE® 8% (progesterone gel) marketed by the Company in the U.S.

 PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S.

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

Revenues from our United States operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as royalty income from products that we have licensed. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Research and development expenses for product development which principally supports new products and new label indications for products to be sold in this country are charged to our United States operations.  In addition, the majority of our general and administrative expenses represents the Company’s management activities as a public company and is charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE is also charged to our United States operations. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offset the profits from, our foreign operations.

Our net loss for the year ended December 31, 2008 was $14.1 million, or $0.27 per basic and diluted common share. The net loss for the nine months ended September 30, 2009 was $16.4 million, or $0.30 per basic and diluted share. We expect to continue to incur operating losses in the near future because of the significant non-cash amortization of  CRINONE acquisition cost as well as significant sales, distribution,  research and development and general and administrative expenses. Our sales and distribution expenses will be flat or lower in 2009 than in 2008. In 2009, our research and development expenses will be higher than those in 2008, primarily as a result of our investment in our PREGNANT (PROCHIEVE Extending GestatioN A New Therapy) Study, a randomized, double blind placebo controlled phase III clinical trial of PROCHIEVE 8% for the prevention of preterm birth in women with a short cervix at mid-pregnancy.

Results of Operations - Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

    Net revenues decreased 19% in the nine months ended September 30, 2009 to $23.6 million as compared to $29.2 million in the nine months ended September 30, 2008.

Net revenues from Progesterone Products decreased 8% in the nine months ended September 30, 2009 to $17.5 million as compared to $18.9 million in the nine months ended September 30, 2008, primarily as a result of decreased sales of CRINONE in foreign markets and PROCHIEVE in the U.S.  Net revenues from domestic CRINONE sales in the nine months ended September 30, 2009 increased 3% over the same period in 2008, with unit volume accounting for about 2% of the increase.  Total prescriptions for CRINONE for the nine months ended September 30, 2009 are higher than in the same period in 2008 by 15%.  These increases were achieved despite a major economic downturn impacting patients’ decisions to postpone or forego elective infertility procedures that are not reimbursed by health insurers in many major markets, including California.  CRINONE net revenues from sales outside the U.S. in the nine months ended September 30, 2009 were 13% lower than the same period in 2008 and can be attributed to a number of factors including a unit volume decrease of 7%, lower selling prices due to foreign exchange rates relative to the dollar, and price adjustments for government tenders.  The decline in non-U.S. market unit volumes reflects the unevenness in large batch orders from our partner, Merck Serono, and we expect higher unit volume sales in the fourth quarter of 2009.  PROCHIEVE net revenues for the nine months ended September 30, 2009 were $1.2 million, or $0.4 million below net revenues of $1.6 for the same period last year.

Net revenues from Other Products decreased 40% to $6.2 million in the nine months ended September 30, 2009, as compared to $10.3 million in the nine months ended September 30, 2008, due to a combination of lower international orders for STRIANT, lower revenues for RepHresh, and the termination of royalty revenues related to Ardana’s bankruptcy in June 2008.  During the third quarter of 2008, the Company recognized $2.9 million for deferred revenue from the cancellation of the Ardana contract for STRIANT due to Ardana’s bankruptcy.  RepHresh net revenues for the nine months ended September 30, 2009 were 24% below net revenues for the same period of last year, as a result of a combination of pricing decreases due to reduced royalty rates payable under the contract and unit volumes that were 9% below 2008 levels.  Unit volume for Replens was 28% higher than 2008 levels.  Domestic STRIANT net revenues decreased by $0.2 million for the nine month period ended September 30, 2009 as compared with the same period in 2008.

Gross profit decreased 17% from $20.4 million for the nine month period ended September 30, 2008 to $17.0 million in 2009 for the same period.  Gross profit was primarily affected by the absence of the Ardana revenues recognized in 2008.  Gross profit for the nine months ended September 30, 2009 when compared to the 2008 period would have decreased by 3% without giving the effect to the $2.9 million of Ardana revenues recognized in the nine month period ended September 30, 2008.  Gross profit as a percentage of revenues was 72% in the nine months ended September 30, 2009 compared to 67% in the nine months ended September 30, 2008 without the Ardana revenues. The primary reason for the improved margins was a product mix favoring higher margin Progesterone Products, favorable effects of changes in foreign exchange rates on our contract manufacturing costs, and additional sales returns reserves that were recorded in the first half of 2008.

Selling and distribution expenses decreased 8% to $9.0 million in the nine months ended September 30, 2009, as compared to $9.8 million in the nine months ended September 30, 2008. The primary reason for the decrease was lower marketing and market research expenses. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  For the nine months ended September 30, 2009, sales force and management costs were $5.2 million and market research and other sales and marketing costs were $3.8 million. The comparable costs for the nine months ended September 30, 2008 were $5.1 million for sales force and management costs and $4.7 million for market research and other sales and marketing costs

General and administrative expenses increased 17% to $7.7 million for the nine months ended September 30, 2009, as compared to $6.6 million for the nine months ended September 30, 2008. The increase was primarily attributable to an increase in legal services of $0.4 million and personnel-related costs of $0.4 million for severance. General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

Research and development expenses increased 22% to $6.2 million in the nine months ended September 30, 2009 as compared to $5.1 million in the nine months ended September 30, 2008.  Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory activities and fees for our products. The increase is primarily due to increased costs for the PREGNANT study including the enrollment of patients which resulted in an increase of $1.9 million in the nine months ended September 30, 2009 in clinical trial expenses for the PREGNANT study over the nine months ended September 30, 2008.  This was partly offset by the absence  of expenses related to the development of vaginal lidocaine in the nine months ended September 30, 2009.  The Company completed a Phase II study of vaginal lidocaine to prevent and treat dysmenorrhea in the third quarter of 2008.  The expenses for the study were $0.8 million in the nine months ended September 30, 2008.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December 2006 for $33 million and, in the second quarter of 2007, the Company recognized a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The purchase price and adjustment, both non-cash charges, are being amortized over 6.75 years and 6.5 years, respectively.  Amortization of the acquisition cost for the CRINONE U.S. marketing rights for the nine months ended September 30, 2009 and September 30, 2008 was $3.8 million.

Other income/(expense) for the nine months ended September 30, 2009 consisted primarily of interest expense of $6.5 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the nine months ended September 30, 2008 was $5.9 million.

As a result, the net loss for the nine months ended September 30, 2009 was $16.4 million, or $0.30 basic and diluted per share, as compared to the net loss for the nine months ended September 30, 2008 of $10.6 million, or $0.20 basic and diluted per share.

Results of Operations - Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Net revenues decreased 29% in the three months ended September 30, 2009 to $7.9 million as compared to $11.1 million in the three months ended September 30, 2008.

Net revenues from Progesterone Products decreased 2% to $6.3 million in the three months ended September 30, 2009, as compared to $6.5 million in the three months ended September 30, 2008, primarily as a result of lower sales of domestic CRINONE and PROCHIEVE partially offset by increased sales of CRINONE in non-U.S. markets.  In the three months ended September 30, 2009, CRINONE net revenues from non-U.S. sales were 70% higher than the same period in 2008.  The increase was largely a result of a 7% increase in unit volumes in the 2009 third quarter, coupled with sales price adjustments of $0.6 million for its CRINONE sold in foreign markets recognized in the third quarter of 2008. Net revenues from domestic CRINONE sales in the three months ended September 30, 2009 decreased 17% over the same period in 2008, with unit volume accounting for about 15% of the decrease.  This decrease is largely attributable to a higher than average sales level in the third quarter of 2008.  Total prescriptions for CRINONE for the three months ended September 30, 2009 were 6% higher than in the same period in 2008. This increase in prescriptions was achieved despite a major economic downturn impacting patients’ decisions to postpone or forego elective infertility procedures that are not reimbursed by insurers in many major markets including California.   PROCHIEVE net revenues for the three months ended September 30, 2009 were $0.3 million, $0.4 million below net revenues for the same period in 2008.

Net revenues from Other Products decreased 66% to $1.6 million in the three months ended September 30, 2009, as compared to $4.7 million in the three months ended September 30, 2008, primarily as a result of the termination of royalty revenues related to Ardana’s bankruptcy in June 2008. During the third quarter of 2008, the Company recognized $2.9 million of deferred revenue from the cancellation of the Ardana contract for STRIANT due to Ardana’s bankruptcy. Unit volumes for the three months ended September 30, 2009 for RepHresh decreased 33% from the same period in 2008, which was related to timing of bulk purchases from period to period.  Net revenues for Replens increased by $0.3 million and STRIANT net revenues decreased by $0.3 million for the three months ended September 30, 2009 from the same period in 2008.

Gross profit decreased 35% from $8.3 million in the three months ended September 30, 2008 to $5.3 million for the three months ended September 30, 2009, primarily affected by the absence of the Ardana revenues during the 2009 period. Gross profit for the three months ended September 30, 2009 would have remained the same as in the 2008 period, without giving effect to the $2.9 million of Ardana revenues recognized in the three month period ended September 30, 2008.  Gross margin as a percentage of sales decreased from 74% in the third quarter of 2008 to 67% in the third quarter of 2009, primarily affected by the absence of the Ardana revenues during the 2009 period.  Gross margin as a percentage of sales for the three months ended September 30, 2009 when compared to the 2008 period, would have increased from 65% to 67%, without giving effect to the $2.9 million of Ardana revenues recognized in the three month period ended September 30, 2008, primarily as a result of product mix favoring higher margin Progesterone Products and favorable effects of changes in foreign exchange rates on our contract manufacturing costs.

Selling and distribution expenses decreased 11% to $3.1 million in the three months ended September 30, 2009, as compared to $3.5 million in the three months ended September 30, 2008. The primary reason for the decrease was lower marketing and market research expenses. Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In the three months ended September 30, 2009, sales force and management costs were $1.8 million and market research and other sales and marketing costs were $1.3 million. The comparable costs for the third quarter of 2008 were $1.7 million for sales force and management costs and $1.8 million for market research and other sales and marketing costs.

General and administrative expenses  of $2.1 million in the three months ended September 30, 2009 were flat with the comparable 2008 period.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

Research and development expenses increased to $2.3 million in the three months ended September 30, 2009, as compared to $1.5 million in 2008.  Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products. Costs included expenses for the patient enrollment in the PREGNANT study which resulted in an increase of $0.8 million in clinical trial expenses over the quarter ended September 30, 2008.

The Company purchased the marketing rights for U.S. sales of CRINONE 8% from Merck Serono in December 2006 for $33 million and a $1 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns.  The purchase price and adjustment, both non-cash charges, are being amortized over 6.75 years and 6.5 years, respectively. Amortization of the acquisition cost for the CRINONE U.S. marketing rights was $1.3 million for the three months ended September 30, 2009 and 2008.

Other income/(expense) for the three months ended September 30, 2009, consisted primarily of interest expense of $2.3 million associated with the $40 million convertible notes and the financing agreements with PharmaBio. Interest expense for the quarter ended September 30, 2008 was $2.0 million.

As a result, the net loss for the three months ended September 30, 2009, was $5.9 million, or $0.11 per basic and diluted share, as compared to the net loss for the three months ended September 30, 2008 of $2.1 million or $0.04 per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $7.3 million and $12.5 million at September 30, 2009 and December 31, 2008, respectively.

The Company believed that the cash on hand at September 30, 2009 would be insufficient to allow it to sustain its operations for the next twelve months.  With the completion of its financing on October 28, 2009 with net proceeds of $10.7 million, the Company now believes it has sufficient cash to allow it to sustain its operations for at least the next twelve months. Should the Company choose to accelerate certain development programs or experience a shortfall in projected net revenues, it may require additional funds to operate the business.  The Company may raise these funds through public or private sales of equity, from borrowings, the sale or licensing of assets, or strategic partnerships; however, we may not be successful in obtaining the necessary funds on acceptable terms, if at all.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Nine Months Ended September 30,

	2009	2008
Cash flows:
Operating activities	$(5,790,965)	$(4,907,321)
Investing activities	(48,039)	(432,558)
Financing activities	633,728	960,859

Operating Activities:

Net cash used in operating activities of $5.8 million for the nine months ended September 30, 2009 resulted primarily from $6.3 million in net operating losses after applying non-cash charges and increases in working capital of $0.5 million.  The net loss of $16.4 million in the nine months ended September 30, 2009 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $10.1 million in the aggregate, leaving a net cash loss, net of non-cash items, of $6.3 million for the nine months ended September 30, 2009. Inventories increased by $0.1 million during the period to meet specific customer orders.  Accounts payable increased by $0.4 million and accrued expenses decreased by $1.0 million.

Net cash used in operating activities for the nine month period ended September 30, 2008 was $4.9 million. The net loss of $10.6 million in the nine months ended September 30, 2008 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns, non-cash interest expense and deferred revenue related to Ardana which totaled  $7.3 million in aggregate, leaving a net cash loss of $3.3 million for the 2008 period. Accounts receivable increased by $1.4 million as a result of increased sales. Inventories increased by $0.2 million during the period. Accounts payable increased by $0.5 million. The increase in accounts payable is due primarily to higher inventory levels and increased expenses for clinical trials.

Investing activities:

Net cash used in investing activities was less than $0.1 million in the nine months ended September 30, 2009. The Company purchased $0.4 million of production equipment in the nine months ended September 30, 2008.

Financing Activities:

Net cash provided by financing activities in the nine months ended September 30, 2009 was $0.6 million which included the sale of 451,807 shares of Common Stock for proceeds of $0.8 million.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $1.0 million. The Company raised $4.1 million, net of expenses, through the sale of 1,333,000 shares of the Company's Common Stock at $3.50 per share. During 2008, the Company made a $3.5 million final payment to PharmaBio under the financing agreement relating to the Company’s women’s healthcare products. The balance of the cash provided by financing activities is comprised of  proceeds from the exercise of stock options in the amount of $0.6 million, purchase of treasury stock for $0.1 million and dividends on the Company’s Series C Preferred Stock.

The Company has an effective registration statement that it filed with the SEC using a shelf registration process. Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million.  As of October 28, 2009, the Company has sold approximately $12.5 million in the Company Common Stock under its shelf registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, or at all, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets purchased from Bio-Mimetics up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through September 30, 2009, the Company paid approximately $3.9 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, royalties to Bio-Mimetics are no longer due on CRINONE®, PROCHIEVE®, or STRIANT® products. Bio-Mimetics has initiated litigation against the company. Bio-Mimetics is seeking a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations; believes it has no contractual liability to Bio-Mimetics for disputed royalty payments and intends to defend this action vigorously.

On October 22, 2009, the Company entered into a Placement Agent Agreement with Oppenheimer & Co. Inc. (Oppenheimer") and The Benchmark Company, LLC ("Benchmark"), as placement agents (collectively, the “Placement Agents”), relating to a registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock (the “Offering”).  On October 28, 2009 the Company consummated the sale of 10,900,000 shares of its Common Stock and warrants to purchase 5,450,000 shares of its Common Stock in a registered direct offering for gross proceeds of $11,722,000. The Common Stock and warrants were sold in units, with each unit consisting of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock at a price of $1.08 per unit.  The warrants will be exercisable at an exercise price of $1.52 per share of Common Stock, subject to adjustments, at any time on or after April 30, 2010 and ending on April 30, 2015. The Company received net proceeds of approximately $10,709,000 from the offering, taking into account after offering-related fees and expenses. The Company has paid  the Placement Agents a fee equal to 6.5% of the gross proceeds received by the Company from the Offering (the “Placement Fee”).  The shares and warrants were offered pursuant to an existing effective shelf registration statement on Form S-3 (Registration No. 333-155530) which was declared effective by the SEC on December 5, 2008.

 As of September 30, 2009, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $44.2 million of additional capital and would cause the number of shares outstanding to increase. Options and warrants outstanding at September 30, 2009 and September 30, 2008 were 5,884,285 and 4,747,998, respectively.  There can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at September 30, 2009 and September 30, 2008 was $0.0 million and $0.7 million, respectively.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new indications for currently approved products.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed since that report was filed, except that the Company now has the right to pay the minimal royalty payment due to PharmaBio in November 2010 by issuance of a secured promissory note due November 2011.  See Footnote 5 to our condensed consolidated financial statements included herein.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855-10 (formerly FAS No. 165), “Subsequent Events,” which established general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted the application of this statement and has provided the new disclosures as required.

In April 2009, the Company adopted a new accounting standard included in ASC 825, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company adopted the application of this statement and has provided the new disclosures as required.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No.141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. ASC 805 will impact the Company in the event of any future acquisition.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously reported or current earnings per share.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The new guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Additionally, the new standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of the new accounting standard did not affect the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815-40 “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The new standard provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 815-40 did not affect the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470 “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of the new standard to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of this new standard did not affect the Company’s accounting for the convertible notes and related warrants transactions.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see  Note 1 of the consolidated financial statements included in Item 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, beginning on page F-10. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006, the Company adopted ASC 718, “Share Based Payment”, formerly SFAS 123(R),  which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of ASC 718.

	Nine Months Ended September 30,

	2009	2008
Risk free interest rate	2.40%	2.47%
Expected term	4.8 years	4.75 years
Dividend yield	0	0
Expected volatility	0.9344	0.8428

Fair Value of Financial Instruments-The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $34,113,621and $33,009,841 at September 30, 2009 and December 31, 2008, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable and the intrinsic value of the beneficial conversion feature. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 5 approximates their carrying amount.

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

Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE 8% and STRIANT in the U.S.; the successful marketing of CRINONE 8% by Merck Serono; the timing and size of orders for out-licensed products from our marketing partners; the timely and successful development of new products and new indications for current products, notably  the PREGNANT Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy; our ability to obtain financing in order to fund our operations and repay our debt as it comes due; whether or not we elect to exercise our right to extend the balance due on the PharmaBio royalty agreement to 2011; success in obtaining acceptance and approval of new products and new indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; competitive economic and regulatory factors in the pharmaceutical and health care industry; general economic conditions; and other risks and uncertainties that may be detailed, from time to time, in the Company’s reports filed with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report.  Readers are cautioned not to place undue reliance on any forward-looking statements and are advised to consult any further disclosures the Company may make on related subjects in subsequent Forms 10-Q, 8-K, and 10-K reports to the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

    Expenditures primarily related to manufacturing in the nine months ended September 30, 2009 were approximately $0.6 million less than they would have been if the average 2008 exchange rates had been in effect in 2009.

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

Based on their evaluation at September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc. (Bio-Mimetics), which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. Bio-Mimetics filed an amdended complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, deceptive trade practices, and correction of inventorship, as a result of the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.9 million in royalty payments; Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations, believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

Item 1A.                   Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

A description of the issuance of the Company’s warrants and the terms thereof set forth under Items 1.01 and 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009 is incorporated herein by reference.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)     Exhibits

4.1	Form of Warrant. (1)
10.1†	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes, dated July 15, 2009. (2)
10.2	Second Amendment to Investment and Royalty Agreement by and between Columbia Laboratories, Inc. and PharmaBio Development, Inc., dated July 22, 2009. (3)
10.3	Form of Subscription Agreement. (4)
10.4	Form of Warrant to Purchase Common Stock. (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plans or arrangements

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 24, 2009, Exhibit 4.1.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 16, 2009, Exhibit 10.1.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 24, 2009, Exhibit 10.1.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 23, 2009, Exhibit 10.1.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 23, 2009, Exhibit 10.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  November 5, 2009