Form 10-K
COLUMBIA LABORATORIES INC
filed 2010-03-12
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes          ☒  No

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.14 was $57,554,824.

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 12, 2010 are 65,609,191.

Documents Incorporated By Reference

Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the U.S. Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before April 30, 2010.

 .
Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2009

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

PART I

Item 1. Business

General

We are in the business of developing, manufacturing and selling pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies. We are focused predominantly on the women’s reproductive healthcare market. Our bioadhesive vaginal gel products provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other obstetric, gynecologic and medical conditions.

Our sales organization in the U.S. currently promotes our natural progesterone gel product, CRINONE 8%.  We also continue to sell PROCHIEVE 8% in the U.S. CRINONE and PROCHIEVE are two brands of the same product that is approved in the U.S. for supplementation or replacement of progesterone as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency and for treatment of secondary amenorrhea. Outside the U.S., CRINONE has been approved for marketing for one or more medical indications including supplementation or replacement as part of an ART treatment for infertile women, treatment of secondary amenorrhea, the prevention of hyperplasia in postmenopausal women receiving hormone replacement therapy (“HRT”), the reduction of symptoms of premenstrual syndrome (“PMS”), menstrual irregularities, dysmenorrhea, and dysfunctional uterine bleeding. We promote CRINONE in the U.S. to a full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility. We also promote STRIANT testosterone buccal system for the treatment of hypogonadism in men; however, our continuing focus in fiscal 2010 is to increase prescriptions of CRINONE.

We derive additional revenues from our established marketing partnership with Merck Serono S.A. (“Merck Serono”), through which CRINONE 8% is commercialized in territories outside the U.S

All of our products and product candidates utilize our Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. Our vaginal products adhere to the vaginal epithelium and the buccal products adhere to the mucosal membrane of the gum and cheek. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours, or longer. Both vaginal and buccal BDS products provide sustained and controlled delivery of active drug ingredients. Its extended period of attachment permits use of BDS in products when extended duration of effectiveness is desirable or required.

Recent Events

On March, 3, 2010, we entered into a definitive agreement to sell , subject to shareholder approval, substantially all of our progesterone related assets and 11.2 million shares of common stock to Watson Pharmaceuticals, Inc. (the “Watson Transaction”) for a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products. Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy. Watson will also have the right to designate a member of Columbia's Board of Directors. The closing of the transaction is subject to customary conditions, including approval by Columbia’s stockholders. It is expected to close during the second quarter of 2010.See “Item 7 - MD&A - Watson Transaction and Debt Restructuring.”

On March 3, 2010 we also entered into contingent agreements with the holders of our senior debt and our convertible subordinated notes under which, if the Watson transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible subordinated notes shares of common stock and warrants to purchase common stock.  See “Item 1. Business - Watson Transactions and Debt Restructuring.”

Segments

The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products. In certain foreign countries, these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. See Note 10 to the consolidated financial statements for information on foreign operations.

Operations

Our sales and marketing organization operates solely in the U. S., and is specifically focused on a select group of REIs and OB/GYNs. We also market STRIANT to general endocrinologists, urologists and a select number of primary care physicians. Our marketing and sales efforts for STRIANT are primarily focused on maintaining the current prescription levels. We have entered into partnerships to commercialize our products outside the U.S. and within certain markets in the U.S., and seek to enter into additional partnerships to commercialize our products in new countries and with additional audiences in the U.S. that we do not currently address.

We are substantially dependent on three manufacturers for the products that we sell to marketing partners around the world and commercialize ourselves in the U.S. Our CRINONE and PROCHIEVE vaginal gel products are each manufactured in bulk by Fleet Laboratories Limited, Watford, Herts, United Kingdom (“Fleet”) and filled into overwrapped single-use disposable applicators by Maropack AG, Zell, Switzerland (“Maropack”). Our single buccal product is manufactured for us by Mipharm S.p.A., Milan, Italy (“Mipharm”).  Lubrizol, Inc. (“Lubrizol”) is the only supplier of medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products.

Our wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., entered into a new agreement dated December 8, 2009, with Fleet, our long-standing manufacturer of our progesterone vaginal gel, for delivery in bulk containers. Pursuant to the agreement, Fleet exclusively manufactures and supplies, and we exclusively purchase from Fleet, our requirements of bulk progesterone gel. We granted Fleet a non-exclusive, royalty-free license to use and practice our intellectual property solely and exclusively in connection with the manufacture and supply of bulk progesterone gel to us. Fleet will manufacture and supply us with bulk progesterone gel at a fixed price per batch in pounds sterling pursuant to rolling monthly forecasts and firm quarterly forecasts. The price may be adjusted annually on the anniversary date of the agreement to take into account any documented decrease or increase in the cost of raw materials or any other decrease or increase in the cost of manufacturing. The initial term of the agreement is five years and the agreement automatically renews for additional periods of two years unless either party gives to the other party, not less than six months prior to expiration of the agreement, written notice of its intention not to extend the agreement; provided, however, that upon termination of the agreement, Fleet agrees to perform its obligations under the agreement until the earlier of one year and Columbia’s engagement and qualification of an alternative manufacturer.

Columbia Laboratories (Bermuda) Ltd. has an agreement with Maropack to fill our bulk progesterone gel into overwrapped single-use disposable applicators. The current term of the agreement is one (1) year with automatic one (1) year renewals. Either party may terminate the agreement on six (6) months prior written notice before the end of any renewal term. Prices are renegotiated annually based on forecasted production volumes. Payments under the agreement are made in Swiss francs.

Columbia Laboratories (Bermuda) Ltd. entered into an agreement dated May 7, 2002 with Mipharm to manufacture at least eighty-five percent (85%) of our requirements for our STRIANT testosterone buccal product for sale in the U. S., Europe and Latin America. Pursuant to the agreement Mipharm built and operates a dedicated suite for the manufacture of hormone products, one-half the cost of which was paid by us. The original term of the agreement is twelve (12) years with automatic three (3) year renewals. Either party may terminate the agreement on twelve (12) months prior written notice before the end of any term. The price of the product may increase based on increases in labor costs in Italy or raw materials. Payments under the agreement are made in Euros.

Products

Progesterone Products
 CRINONE® 8% (progesterone gel) marketed and sold by the Company in the U.S.

 CRINONE® 8% sold to Merck Serono for resale outside the U.S.

 PROCHIEVE® 8% (progesterone gel) sold by the Company in the U.S.

 PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that will terminate on July 23, 2010.

Other Products	 STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S.  STRIANT® sold to Mipharm, S.p.A. for resale in Italy.  Royalty and licensing revenues.

In 2009, we also sold Replens® Vaginal Moisturizer and RepHresh®  Vaginal Gel to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for resale pursuant to a supply agreement that expired on October 31, 2009.

Progesterone Products: CRINONE and PROCHIEVE

Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle and by the placenta during pregnancy. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.

Our principal product is a sustained release gel that delivers natural progesterone vaginally. Our vaginal progesterone gel product is marketed under the two brand names CRINONE and PROCHIEVE. CRINONE/PROCHIEVE utilizes the Company’s patented BDS, which enables the progesterone to achieve a preferential uptake of drug from the vagina to the uterus, or a “First Uterine Pass Effect™.” The product is available in two strengths, an 8% progesterone gel and a 4% progesterone gel. It is the first product designed and FDA approved to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of metabolites seen with orally-delivered synthetic progestins.

The Company sells CRINONE and PROCHIEVE brand progesterone gels in the U.S. CRINONE brand progesterone gel is sold outside the U.S. by Merck Serono under a worldwide (excluding the U.S.) license from the Company. Upon closing of the Watson Transaction, Watson will be responsible for marketing and selling CRINONE AND PROCHIEVE in the U.S.

 CRINONE/PROCHIEVE in the 8% progesterone gel is approved in the U.S. for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. CRINONE/PROCHIEVE in both the 8% and 4% progesterone gels is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). Outside the U.S., CRINONE has been approved for marketing for one or more medical indications in 60 countries. The medical indications include: progesterone supplementation or replacement as part of an ART treatment for infertile women; the treatment of secondary amenorrhea; the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”); the reduction of symptoms of premenstrual syndrome (“PMS”); menstrual irregularities; dysmenorrhea; and dysfunctional uterine bleeding. PROCHIEVE is not marketed outside the U.S.

CRINONE 8% is principally marketed to REIs who generally perform the more technical procedures to assist women who are infertile to become pregnant. Our 2010 focus for CRINONE commercialization will be to continue to seek to convert sales of pharmacy compounded intramuscular progesterone injections, progesterone suppositories, and progesterone tablets to sales of CRINONE. Marketing materials showing our compilation of 20 clinical trials that have been conducted to compare CRINONE to other forms of progesterone provide us with a compelling case for the efficacy of CRINONE. These data show that CRINONE is as effective as, and in some cases numerically more effective than, all the other delivery systems for progesterone. Importantly, the completion of our large prospective, randomized trial conducted at Brigham and Women’s hospital which demonstrated equivalent efficacy of CRINONE compared to intramuscular (IM) injections adds significant weight to this already large database. In the seven clinical trials that included an arm evaluating patient preference, patients preferred CRINONE over the competing product in all seven clinical trials. Our sales force uses these materials to persuade physicians to prescribe CRINONE over the competing progesterone injections and suppositories that are pharmacy compounded, as well as over Endometrin®, a vaginal progesterone tablet that requires three doses per day to achieve results comparable to once-daily CRINONE.

PROCHIEVE 8% continues to be available to obstetricians and gynecologists who may use progesterone in conjunction with clomiphene citrate to assist women who are infertile become pregnant. We expect that in 2010 we will continue to invest significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women which we have named the PREGNANT (PR OCHIEVE® E xtending G estatio N  A  N ew T herapy) study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of a prior preterm birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit from administering vaginal progesterone to that patient population. However, a secondary analysis of the data from that earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix at mid-pregnancy. This secondary analysis was conducted on a subset of patients with a short cervix at mid-pregnancy from the previous trial; the PREGNANT clinical trial is designed to confirm these data in a larger trial. The PREGNANT study was designed based in part on discussions with the FDA and the data published in the following article Vaginal Progesterone is Associated with a Decrease in Risk for Early Preterm Birth and Improved Neonatal Outcome in Women with a Short Cervix: a Secondary Analysis from a Randomized, Double-blind, Placebo-controlled Trial. DeFranco EA, O’Brien JM, Adair CD, et al., Ultrasound Obstet Gynecol 2007;30:697-705. Based on those positive data and our discussions with the U.S. Food and Drug Administration (“FDA”), we designed the Phase III PREGNANT study. The PREGNANT study is a randomized, double-blind, placebo-controlled Phase III clinical trial designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial is a reduction in preterm births at less than or equal to 32 weeks versus placebo.

In October 2008, we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the National Institutes of Health (NIH), under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. With the increase in patients, the power of the study to show statistically significant improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NIH sites or our sites, will be collected centrally and, assuming success in the study, the results will be available to us for regulatory filings. We believe that, if the study is successful, the participation of the NIH will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth. If the results of the PREGNANT trial confirm the results seen in the earlier clinical trial, we expect to file a NDA supplement seeking approval of PROCHIEVE 8% for this indication and utilize the name PROCHIEVE solely in connection with the preterm birth indication. We expect to enroll at least 450 patients in the PREGNANT study and we expect to complete enrollment in the second quarter of 2010, with the last baby born and study results available in the fourth quarter of 2010.

 In September 2007, we licensed PROCHIEVE 4% (which is marketed only in the U.S.) to Ascend Therapeutics, Inc. (“Ascend”) to market this product effective January 1, 2008 under a five year license and supply agreement. Merck Serono suspended any promotional support for the 4% progesterone vaginal gel outside the U.S. but maintains the marketing rights. On January 21, 2010, Ascend notified us that it was terminating the license and supply agreement as of July 23, 2010, pursuant to the terms of the agreement.

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

Other Vaginal Gel Women’s Products

Replens® Vaginal Moisturizer. Replens Vaginal Moisturizer. Replens is a vaginal gel product indicated for replenishment of vaginal moisture on a sustained basis and to relieve the discomfort associated with vaginal dryness. Replens was the first product developed utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store, pursuant to an agreement under which the Company received royalties of 10% of sales of Replens in the U.S. until October 2005. On June 29, 2004, the Company sold the remaining worldwide marketing rights for Replens to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a promotion agreement that expired at the end of 2006 and a five year supply agreement for Lil’ Drug Store’s requirements for Replens in non-U.S. markets that on expired October 31, 2009. See “Item 1. Business - Licensing and Development Agreements.”

RepHresh® Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. On June 29, 2004, the Company sold the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a promotion agreement that expired at the end of 2006 and a five year supply agreement that expired on October 31, 2009. See “Item 1. Business - Licensing and Development Agreements.”

Products Outside of the Women’s Reproductive Healthcare Market

STRIANT (testosterone buccal system). STRIANT is approved in the U.S., and several European countries for treatment of hypogonadism in men, but is currently marketed only in the U.S. and Italy. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. The purpose of testosterone replacement therapy is to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects 38.7% of men aged 45 years or older in the U.S., approximately one million of whom currently receive treatment. The treatment for hypogonadism is to replace testosterone through one of many available delivery systems including transdermal patches, topical gels, injectable formulations of testosterone and the STRIANT buccal system.

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

The clinical data supporting the approval of STRIANT by the FDA were generated from a 12-week U.S. multi-center, open-label, single arm trial that evaluated the efficacy, safety and tolerability of STRIANT in 98 men with hypogonadism. The most frequent adverse events that occurred with STRIANT in that trial at an incidence of 1% or greater which were possibly, probably or definitely related to the use of STRIANT were: gum or mouth irritation (9.2%), bitter taste (4.1%), gum pain (3.1%), gum tenderness (3.1%), headache (3.1%), gum edema (2.0%), and taste perversion (2.0%). A total of 16 patients reported 19 gum-related adverse events. Of these, ten patients (10.2%) reported 12 events of mild intensity, four patients (4.1%) reported five events of moderate intensity, and two patients (2.0%) reported two events of severe intensity. Four patients (4.1%) discontinued treatment with STRIANT due to gum- or mouth-related adverse events, including two with severe gum irritation, one with mouth irritation and one with "bad taste in mouth." The majority of the gum-related adverse events were transient and resolved within one to 14 days. Patients on STRIANT should be advised to regularly inspect the gum region where they apply STRIANT and report any abnormality to their health care professional.

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

We market and sell STRIANT in the U.S. STRIANT sales constituted less than 1% of the market for testosterone replacement products in 2009. Due to our focus on increasing prescriptions for our progesterone gel products and increasing our overall business in products for women’s reproductive health, our marketing and sales organization is not undertaking activities beyond those that we believe are required to maintain current U.S. sales of STRIANT.

In October 2002, the Company and Ardana plc (then Ardana Biosciences, Ltd., “Ardana”) entered into a license and supply agreement under which Ardana licensed and sold STRIANT in several European countries (excluding Italy). See “Item 1. Business - Licensing and Development Agreements.” In July 2008, we terminated the license and supply agreement with Ardana. Prior to termination, Ardana had marketed and sold STRIANT in the United Kingdom itself, and sold STRIANT in Ireland, Germany, Sweden, Finland, Norway, Denmark, and the Netherlands through other distributors. Distribution in countries other than Italy and the United Kingdom has been discontinued; the marketing authorization in the United Kingdom has been transferred to our subsidiary, Columbia Laboratories (UK) Ltd. Revenues are not expected to be material.

In May 2003, the Company and Mipharm entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Item 1. Business - Licensing and Development Agreements.” Mipharm launched STRIANT into the Italian market in November 2007. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A.

Advanced Formula Legatrin PM. In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches to Lil’ Drug Store, who pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015. See “Item 1. Business - Licensing and Development Agreements."

Research and Development

The Company spent $8.6 million in 2009, $6.2 million in 2008 and $5.8 million in 2007 on research and development activities. The expenditures in 2009, 2008 and 2007 were primarily costs associated with the Company’s clinical study of PROCHIEVE 8% (progesterone gel) for the prevention of recurrent preterm birth, discussed below. The expenditures in 2008 also included some small residual costs associated with the development of a vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.

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

Clinical studies are divided into three phases. Phase I studies typically involve small numbers of normal, healthy volunteers. Phase I studies are intended to assess a drug’s safety profile, including the safe dosage range. Phase I studies also determine how the drug is absorbed, distributed, metabolized, and excreted, as well as the duration of its action. Columbia has historically developed products using already approved active ingredients and developed them in our BDS technology. This has typically meant that Phase I studies are not required. Phase II studies involve volunteer patients (people with the disease intended to be treated) to assess the drug’s effectiveness and to further evaluate its safety. Phase III studies usually involve larger numbers of patients in clinics and hospitals to confirm the product’s efficacy and identify possible adverse events. Phase III studies are the “pivotal” studies that regulatory agencies require to show both safety and efficacy on a statistically representative population of people intended to be treated.

Following the completion of all three phases of clinical trials, the Company analyzes all of the data and files a New Drug Application (“NDA”) with the FDA if the data successfully demonstrate both safety and effectiveness. The NDA contains all of the scientific information that the Company has gathered. NDAs typically run thousands of pages. If the FDA approves the NDA, the new product becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies after approval (Phase IV studies) to evaluate long-term effects of the drug. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. The development, clinical testing and filing of an application to the respective regulatory agencies of those countries where the drug is intended to be approved for marketing and sales can cost millions of dollars.

PROCHIEVE 8% in Preventing Preterm Birth. In February 2007, we reported the results of our Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of PROCHIEVE 8% in reducing the risk of preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation. The study did not achieve a statistically significant reduction in the incidence of preterm birth at week 32, the primary endpoint in the study population. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo.

In April 2007, we reported that evaluation of a secondary endpoint of the study revealed a possible effect of PROCHIEVE 8% in delaying cervical shortening. Although an effect on cervical length was not the primary focus of this trial, pursuant to the study protocol, cervical length measurements were performed on all women at baseline (at approximately 20 weeks gestation) and at 28 weeks gestation. Data from the study show a statistically significant delay in cervical shortening in patients treated with PROCHIEVE 8%, and suggest a correlation between the cervical length data, PROCHIEVE 8% administration, and both a reduction in the likelihood of preterm birth and an improvement in infant outcomes.

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

In 2008, we recruited 19 study sites, filed the protocol with each site’s IRB and trained their staff on the protocol for the PREGNANT study. In October 2008, we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the National Institutes of Health (NIH) under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. With the increase in patients, the power of the study to show statistically significant improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NIH sites or our sites, will be collected centrally and, assuming success in the study, the results will be available to us for regulatory filings. We believe that, if the study is successful, the participation of the NIH will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth. We expect to enroll at least 450 patients in the PREGNANT study and we expect to complete enrollment in the second quarter of 2010, with the last baby born and study results available in the fourth quarter of 2010.

Watson Development Collaboration. Pursuant to our agreement with Watson, we will collaborate with respect to the development of progesterone products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. Columbia will be responsible for completion of the PREGNANT study and such other activities as determined by the joint development committee. We will be responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related new drug application (or supplemental new drug application) up to a maximum amount of $7 million from January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson.

Progesterone Progressive Hydration Vaginal Product. We are developing a vaginal progesterone product using our progressive hydration patented technology that would extend patent protection for our progesterone franchise for an additional 6 years.  The strategy would be to transition from the current product to the new product, which initially would be protected by both the progesterone delivery and progressive hydration patents.

 PROCHIEVE 4% for the Prevention of Endometrial Hyperplasia. In 2004, a third party study was initiated to evaluate the long-term effects of Hormone Replacement Therapy in menopausal women. The study investigators selected PROCHIEVE 4% as the active progesterone to be administered to all menopausal women with an intact uterus who receive estrogen to prevent them from developing endometrial hyperplasia. We are supplying PROCHIEVE 4% for this trial, therefore, our costs are minimal, but we will have access to the data and could possibly utilize the data for publication purposes in a peer reviewed medical journal. The study is now expected to be completed in 2011.

Terbutaline Vaginal Gel. In December 2002, the Company entered into a development and license agreement with Ardana to develop the Company’s terbutaline vaginal gel product candidate for the treatment of infertility, dysmenorrhea and endometriosis. In 2007, Ardana elected to suspend development of the product as a result of slow recruitment in a proof of concept clinical trial. In July 2008, we terminated the development and license agreement pursuant to our rights under the agreement to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. We may consider further investment, if resources allow, at a later date.

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

Vaginally Administered Carbamide Peroxide. The Company is conducting pre-clinical development activities for a vaginally-administered carbamide peroxide product for treating or preventing vaginal infections. The product candidate is being investigated to determine the benefit of releasing and maintaining a very low concentration of peroxide over an extended period of time, in order to provide the benefits of oxygen release without adversely affecting normally-desired local vaginal flora. We do not plan to invest in development of this drug candidate at this time, but may consider further investment as resources become available at a later date.

Peptide Delivery System. The Company has completed a program that demonstrates that the BDS can deliver therapeutic doses of small chain peptides for extended periods of time using the Company’s progressive hydration buccal technology.

Licensing and Development Agreements

Merck Serono S.A.

In May 1995, the Company entered into a license and supply agreement with American Home Products Corporation, now Wyeth (“Wyeth”), for its Wyeth-Ayerst Laboratories division to market CRINONE worldwide. The Company agreed to supply CRINONE at a price equal to 30% of Wyeth’s net selling price. In July 1999, Wyeth assigned the license and supply agreement to Serono (now Merck Serono).

In December 2006, the Company purchased from Merck Serono the full U.S. marketing rights for CRINONE. As a result, the Company holds the U.S. marketing rights to both CRINONE and PROCHIEVE brand progesterone vaginal gel products, and Merck Serono retains the marketing rights to CRINONE for the rest of the world. Upon closing of the Watson Transaction, U.S. marketing rights to CRINONE and PROCHIEVE will be sold to Watson.

CRINONE is sold outside the U.S. by Merck Serono, Our license and supply agreement with Merck Serono expires on May 19, 2010, and is renewable upon mutual agreement of the parties for five (5) year periods at commercial terms to be agreed upon. Merck Serono has informed us that they wish to renew the agreement for an additional 5 years, and we are in negotiations with them to renew the agreement on terms that are not materially different from the current agreement. There can be no assurance, however, that we will reach a renewal agreementor that any renewal agreement will not differ materially from the current agreement.

Mipharm S.p.A.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $0.4 million that was paid in 2003. We received a payment of $0.1 million, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $0.2 million, less VAT withholding, in 2007 on marketing authorization received by Mipharm in Italy. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. In 2007, Mipharm launched sales of STRIANT in Italy. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A.

 Ardana plc

In October 2002, the Company and Ardana entered into a license and supply agreement under which Ardana would market, distribute and sell STRIANT in 18 European countries (excluding Italy). Under the agreement, the Company received $6.0 million. In December 2002, the Company and Ardana executed a development and license agreement (described above) to develop the Company’s terbutaline vaginal gel product. In 2007, Ardana elected to suspend development of the product as a result of slow recruitment in a proof of concept clinical trial. In July 2008, we terminated the license and supply agreement and the development and license agreement pursuant to our rights under the agreements to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. In the quarter ended September 30, 2008, the Company recognized $2.9 million of deferred revenue from the cancellation of the agreement.

Lil’ Drug Store Products, Inc.

In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year promotion agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh® Vaginal Gel and Advantage-S® Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens® Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens to Lil’ Drug Store in May 2000. Under the terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh and Advantage-S from the Company. The production and sale of Advantage-S was discontinued during 2006. The promotion agreement expired at the end of 2006. The Company supplied RepHresh and foreign requirements for Replens under the supply agreement until it expired on October 31, 2009.

In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil’ Drug Store. Lil’ Drug Store pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015.

Ascend Therapeutics, Inc.

In September 2007, the Company and Ascend entered into a five year license and supply agreement for the Company’s PROCHIEVE 4% progesterone gel, pursuant to which Ascend is responsible for marketing and sales of PROCHIEVE 4% in the U.S. Ascend will purchase product from the Company at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement. On January 21, 2010, Ascend notified us that it was terminating the license and supply agreement, as of July 23, 2010, pursuant to the terms of the agreement.

Financing Agreements

On July 31, 2002, PharmaBio Development (“PharmaBio”), an affiliate of Quintiles Transnational Corp., agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the U.S. for five years, beginning in the first quarter of 2003. The royalty payments were subject to an aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) paid by the Company over the $4.5 million received by the Company was recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The final payment under this agreement was made in February 2008.

On March 5, 2003, the Company and PharmaBio entered into a second agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio receives a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the third quarter of 2003 and are subject to aggregate minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds $15 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. As of December 31, 2009, the Company has paid $13.5 million in royalties (including the true-up payment for the difference between royalties paid through November 2006 and $13.0 million) to PharmaBio under this agreement. The balance of the minimum royalty payments, estimated to be approximately $16.5 million is due in November, 2010.

 On July 22, 2009, the Company and PharmaBio entered into an amendment to their agreement pursuant to which they agreed that, when the minimum royalty payment is due, the Company may, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s common stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will also on that date grant PharmaBio a warrant to purchase 900,000 shares of the Company’s common stock.

On March 3, 2010 we entered into contingent agreements with PharmaBio and the holders of our convertible subordinated notes under which, if the Watson transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible subordinated notes shares of common stock and warrants to purchase common stock. See “Item 1. Business - Watson Transaction and Debt Restructuring.”

Patents, Trademarks and Proprietary Information

We actively seek protection for our products and technology by means of U.S. and foreign patents, trademarks, and copyrights, as appropriate. The following table sets forth U.S. patents granted to the Company since 2002.

Year Granted	Nature of Patent

2009	Low concentration of peroxide for treating or preventing vaginal infections.

2006	Bioadhesive progressive hydration tablets using desmopressin or prostaglandin E2 as the active ingredient.

2004	Compositions and methods for safely preventing or treating premature labor using a beta-adrenergic agonist, such as terbutaline.

2004	Methods of safely treating endometriosis or infertility, and for improving fertility, using a beta-adrenergic agonist.

2003	Use of progestin therapy for maintaining amenorrhea.

2003	Bioadhesive progressive hydration tablet.

2002	Use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.

The Company continues to develop the core BDS and has filed additional patent applications in the U.S. and other countries around the world. In 2008, we also filed patent applications in the U.S. and around the world for use of progesterone to prevent or treat preterm birth in women with a short cervix. Our patent applications, if allowed, would strengthen our intellectual property position, providing patent protection until the year 2028 for PROCHIEVE 8% in women with a short cervix at mid-pregnancy. We believe our patents are important to our business and we intend to continue to protect them, including through legal action, when appropriate. While patent applications do not ensure the ultimate issuance of a patent, and having patent protection cannot ensure that competitors will not emerge, this is a fundamental step in protecting the Company’s technologies.

The following table sets forth the expiration dates of the principal U.S. patents for the Company’s marketed products and current development projects.

Subject of patent	Year of Expiration	Product or Project
Progressive hydration tablets	2019	STRIANT — testosterone progressive hydration vaginal tablet — peptide delivery system — progesterone progressive hydration vaginal product

First Uterine Pass Effect™	2018	vaginally administered lidocaine — terbutaline vaginal gel — testosterone vaginal gel

Progesterone delivery	2013	CRINONE /PROCHIEVE

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

Sales of Products

Our products consist of our “Progesterone Products” that we promote through our own sales force to reproductive endocrinologists and obstetricians and gynecologists, sell to wholesalers and specialty pharmacies, and sell to licensees for resale. We supplement our Progesterone Products revenues by selling other products that use our BDS, which we refer to as “Other Products.” As of December 31, 2009:

Products

Progesterone Products
 CRINONE® 8% (progesterone gel) marketed and sold by the Company in the U.S.

 CRINONE® 8% sold to Merck Serono for resale outside the U.S.

 PROCHIEVE® 8% (progesterone gel) sold by the Company in the U.S.

 PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that will terminate on July 23, 2010.

Other Products	 STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S.  STRIANT® sold to Mipharm, S.p.A. for resale in Italy.  Royalty and licensing revenues.

In 2009, we also sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store  for resale pursuant to a supply agreement that expired on October 31, 2009.

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

On December 22, 2006, the Company acquired the U.S. marketing rights to CRINONE and added reproductive endocrinologists to its infertility physician targets. In addition to these specialists, who typically handle the more sophisticated infertility treatments, the Company’s sales force calls on obstetricians and gynecologists, general endocrinologists, urologists and certain primary healthcare physicians. Our 35 person sales force is predominantly focused on promoting CRINONE to women’s reproductive healthcare providers with the aim of building the Company’s infertility business.

Upon closing of the Watson Transaction, U.S. marketing rights to CRINONE and PROCHIEVE will be sold to Watson.

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

Even though we have received regulatory approval for CRINONE/PROCHIEVE and STRIANT, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products. We promote CRINONE and STRIANT on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of PROCHIEVE 4% in the U.S., CRINONE, and STRIANT in certain countries outside the U.S. Factors that could affect our success in marketing our products include:

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

STRIANT competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Solvay, Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals, Inc. (“Auxilium”), and Androderm® (testosterone transdermal system) marketed by Watson Pharma, Inc. . Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.

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

Revenue by Product

The following table sets forth the percentage of the Company's consolidated net revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2009	2008	2007
CRINONE®	69%	59%	64%
RepHresh®	10%	9%	11%
Replens®	10%	8%	8%
PROCHIEVE®	5%	7%	5%
STRIANT®	5%	6%	7%
Royalty income	1%	9%	2%
Licensing fees	0%	2%	3%
Total	100%	100%	100%

 The following table presents information about Columbia’s net revenues, including royalty and license revenue, by customer for each of the three years ended December 31:

(in millions)	2009	2008	2007

Merck-Serono (formerly Serono)	$ 8.6	$ 9.2	$ 8.2
Lil' Drug Store Products, Inc.	6.6	6.2	6.0
Cardinal Healthcare	5.7	5.6	6.0
McKesson	4.6	5.0	3.9
All others (none over 5%)	6.7	10.2	5.5
Total	$ 32.2	$ 36.2	$ 29.6

 The following table sets forth the Company's consolidated net revenues, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

Sales by Geographic Area
(in millions)	2009	2008	2007

United States	$ 20.0	$ 18.0	$ 15.2

Switzerland	8.6	9.2	8.1
Other European Countries	3.6	9.0	6.3
Subtotal International	12.2	18.2	14.4

Total	$ 32.2	$ 36.2	$ 29.6

Employees

As of February 23, 2010, the Company had 62 employees: 4 in management, 4 in production, 39 in sales and marketing, 5 in research and development and 12 in support functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

The Company has employment agreements with four employees: Mr. Condella, interim chief executive officer, Mr. Mills, president and chief operating officer, Mr. McGrane, senior vice president, general counsel and secretary, and Mr. Gyenes, senior vice president, chief financial officer and treasurer. The Board of Directors of the Company has adopted an amended and restated Incentive Plan and an Indemnification Agreement for Officers and Directors and an Executive Change of Control Severance Agreement for Officers. On March 11, 2009, the Company entered into amended and restated employment agreements and new Executive Change in Control Severance Agreements with Messrs. Mills and McGrane, in order to effect certain technical changes required in order to comply with Internal Revenue Code 409A and the regulations thereunder. On July 15, 2009 and December 11, 2009, the Company entered into agreements with Messrs. Gyenes and Condella, respectively.

Watson Transaction and Debt Restructuring

On March 3, 2010, the Company, Watson Pharmaceuticals, Inc., as a guarantor of the Buyer’s obligations (“Watson”), and Coventry Acquisition, Inc., a subsidiary of Watson (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to the Buyer (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s Common Stock. After the closing, the Company will retain certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono. The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Watson Transaction.”

At the closing of the Watson Transaction, in consideration for the sale of the Purchased Assets and the Shares, the Buyer will pay the Company $47 million in cash and assume certain liabilities associated with the Purchased Assets. In addition, the Buyer agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. The Buyer also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain progesterone products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if the Buyer commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If the Buyer or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

Pursuant to the Purchase Agreement, the Company and the Buyer have also agreed to collaborate with respect to the development of progesterone products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company will be responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee.  The Company will be responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by the Buyer.

The parties also agreed to enter into various ancillary agreements, including an Investor’s Rights Agreement (pursuant to which the Buyer will have the right to designate a member of the Company’s board of directors for the period set forth therein, the Buyer will obtain certain registration rights pertaining to the Shares and the Buyer will agree to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply PROCHIEVE 4%, PROCHIEVE 8% and CRINONE 8% to the Buyer for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.

The closing of the Watson Transaction is subject to customary closing conditions, including Company stockholder approval.

As part of the Purchase Agreement, from the date of the closing of the Watson Transaction until the second anniversary of the date on which the Company and the Buyer terminate their relationship with respect to the joint development of progesterone products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration is terminable by either party five years after the closing of the Watson Transaction.

The Shares are being offered and sold to the Buyer under the Purchase Agreement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, based on the nature of the Buyer and certain representations made by the Buyer to the Company.

PharmaBio Amendment

On March 3, 2010, the Company entered into an amendment (the “PharmaBio Amendment”) with PharmaBio to the Investment and Royalty Agreement dated March 5, 2003, between the Company and PharmaBio, as previously amended and supplemented (the “PharmaBio Agreement”). The PharmaBio Amendment provides for the early termination of the PharmaBio Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummates (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.

Note Purchase and Amendment Agreements

On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Company’s Convertible Subordinated Notes due December 31, 2011 (the “Notes”). Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders. The aggregate purchase price for the Notes is $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock. The closings of the transactions contemplated by the Note Purchase Agreements are subject to various conditions, including the consummation of the Watson Transaction. Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminates the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transaction. The Amendment terminates if the note purchase closings do not occur on or prior to August 31, 2010 and in certain other circumstances. Each Note Purchase Agreement may be terminated in certain circumstances, including, among others, by any party thereto, if the closings thereunder do not occur on or prior to August 31, 2010.

The warrants to be issued under the Note Purchase Agreements will be exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such warrants.

Under the terms of the Note Purchase Agreements, the Company has granted the Holders who are “Affiliates” (as defined under Rule 405 of the Securities Act) of the Company certain registration rights with respect to the resale of the shares of the Company’s common stock to be issued under the Note Purchase Agreements and the shares of Company common stock issuable upon the exercise of the warrants to be issued under the Note Purchase Agreements.

Under the Note Purchase Agreements, until 45 days after the Company’s announcement of the results of the PREGNANT Study, if the Company issues any shares of Company common stock (or common stock equivalents) for a price that is less than $2.00 per share, the Company must offer the Holders, subject to certain exceptions, the right to exchange their warrants for cash payments of up to an aggregate of $3,999,996.

The shares and warrants to be issued under the Note Purchase Agreements are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, based on the nature of the Holders and certain representations made by them to the Company.

None of the Shares or the shares and warrants to be issued under the Note Purchase Agreements have been registered under the Securities Act (or the laws of any state or other jurisdiction) and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements thereof. This Form 10-K does not constitute an offer for the sale of any securities of the Company or a solicitation of any offer to buy any securities of the Company.

The foregoing is a summary of the terms of the Purchase Agreement (and the related ancillary agreements), the Note Purchase Agreements, the Warrants, the Amendment and the PharmaBio Amendment, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement (and the related ancillary agreements), the Note Purchase Agreements, the Warrants, the Amendment and the PharmaBio Amendment, which were more fully summarized and filed as exhibits to the Company’s current report on Form 8-K filed with the SEC on March 4, 2010.

Additional Information about the Proposed Transactions and Where to Find It:

This communication is not a solicitation of a proxy from any security holder of the Company. In connection with stockholder approval of certain transactions contemplated by the Purchase Agreement, the Company intends to file with the SEC a preliminary proxy statement and a definitive proxy statement and it intends to mail to its security holders a definitive proxy statement and other materials. THE PROXY STATEMENT WILL BE SENT TO COMPANY SECURITY HOLDERS AND WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, WATSON, THE BUYER, THE TRANSACTIONS CONTEMPLATED BY THE PURCHASE AGREEMENT AND RELATED MATTERS. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC CAREFULLY WHEN THEY ARE AVAILABLE BEFORE MAKING ANY VOTING OR INVESTMENT DECISION WITH RESPECT TO THE TRANSACTIONS CONTEMPLATED BY THE PURCHASE AGREEMENT. Free copies of the proxy statement and other documents filed with the SEC by the Company, when they become available, can be obtained through the website maintained by the SEC at www.sec.gov. In addition, free copies of the proxy statement will be available from the Company by contacting Lawrence A. Gyenes at (973) 486-8860 or lgyenes@columbialabs.com or on the Company’s investor relations website at www.cbrxir.com.

Participation in the Solicitation:

The Company and its directors and executive officers and certain other members of management may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in connection with the transactions contemplated by the Purchase Agreement. Information regarding the special interests of these directors, executive officers and members of management in the transactions contemplated by the Purchase Agreement and certain related transactions will be included in the proxy statement and other relevant documents filed with the SEC. Additional informational regarding the Company’s directors and executive officers is also included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the Company’s proxy statement, dated April 9, 2009, filed with the SEC on April 17, 2009. The Company’s Form 10-K and proxy statement are available free of charge at the SEC’s website at www.sec.gov and from the Company by contacting it as described above.

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

Item 1A. Risk Factors

We have a history of losses and we may not have sufficient funds to continue operations unless we are able to raise additional funds which may not be available to us.

We have had a history of losses since our founding. For the fiscal year ended December 31, 2009, we had a net loss of $21.9 million. If we and our partners are unable to successfully develop and market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise. Additional financing may not be available to us on acceptable terms, if at all.

We have a substantial amount of debt.

As of December 31, 2009, we had remaining future minimum payments due to PharmaBio pursuant to certain financing agreements of approximately $16.5 million, initially payable in November 2010. On July 22, 2009, we entered into an agreement with PharmaBio pursuant to which we can, in our sole discretion, extend the due date of the balance of our obligation to PharmaBio to November 2011. In addition, as of December 31, 2009, we had outstanding approximately $40 million principal amount of our convertible subordinated notes  due December 31, 2011. Our annual interest expense is more than $8 million of which approximately $3.2 million is the annual cash portion of the expense relating to the convertible subordinated notes due December 31, 2011. Unless we generate substantial additional sales from our products or raise substantial additional capital, we may not be able to pay the interest on our debt or repay our debt at maturity. Our substantial amount of debt may make it difficult for us to access debt and equity markets to raise additional capital. On March 3, 2010 we entered into contingent agreements with PharmaBio and the holders of our convertible subordinated notes under which, if the Watson transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible subordinated notes shares of common stock and warrants to purchase common stock. See “Item 1. Business  - Watson Transaction and Debt Restructuring.”

Our Phase III PREGNANT Study to reduce the incidence of preterm birth may be further delayed and may not be successful.

Our lead Research & Development opportunity is the PREGNANT study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound in mid-pregnancy. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of PROCHIEVE 8% on reducing the risk of preterm birth in women with a cervical length between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint is a reduction in the incidence of preterm birth at less than or equal to 32 weeks gestation vs. placebo. The study which we expect to complete by the end of 2010 may be further delayed and may not demonstrate the safety or efficacy of the product for this indication. In addition, the study may provide insufficient safety or efficacy data to meet FDA requirements for approval of the indication. In such event, a substantial portion of the contingent payments under the Watson Transaction would not be paid. Even if the study is successful, we may not have sufficient funds to complete the FDA approval process or to commercialize the product.

Our business is heavily dependent on the continued sale of CRINONE 8% by Merck Serono.

Our operating results are heavily dependent on the revenues and royalties derived from the sale of CRINONE 8% to Merck Serono for sale outside the U.S. Revenues from these sales of in 2009 constituted approximately 27% of our total revenues. We do not control the amount and timing of marketing resources that Merck Serono devotes to our product. Failure of Merck Serono to effectively market CRINONE 8% in its territories outside the U.S. could have a material adverse effect on our business, financial condition and results of operations. Our license and supply agreement with Merck Serono expires on May 19, 2010, and is renewable upon mutual agreement of the parties for five (5) year periods at commercial terms to be agreed upon. Merck Serono has informed us that they wish to renew the agreement for an additional 5 years, and we are in negotiations with them to renew the agreement on terms that are not materially different from the current agreement. There can be no assurance, however, that we will reach a renewal agreement or that any renewal agreement will not differ materially from the current agreement.

The price of our Common Stock has been and may continue to be volatile.

Historically, the market price of our Common Stock has fluctuated over a wide range. Between 2007 and 2008, our Common Stock traded in a range from $.92 to $5.25 per share. In 2009, our Common Stock traded in a range from $.65 to $1.74 per share. It is likely that the price of our Common Stock will fluctuate in the future. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.

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

If we do not meet the continued listing requirements of the NASDAQ Global Market, our common stock may be delisted.

Our common stock is listed on the NASDAQ Global Market. The NASDAQ Global Market requires us to continue to meet certain listing standards. During 2009, the closing price of our common stock on the NASDAQ Global Market ranged from $0.65 to $1.74. On December 9, 2009, we received a letter from the NASDAQ Global Market indicating that for 30 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by NASDAQ Listing Rule 5450(a)(1). On January 13, 2010, we received a notice from the NASDAQ Global Market indicating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). The notice stated that the closing bid price of the Company's common stock had been at or above the required minimum $1.00 per share for the previous 10 consecutive business days. While we are currently in compliance with the NASDAQ Global Market continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet the NASDAQ Global Market’s continued listing standards, we will be notified by the NASDAQ Global Market and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NASDAQ Global Market. A delisting of our common stock on the NASDAQ Global Market would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. The speed with which we can complete clinical trials and applications for marketing approval will depend on several factors, including the following:

•
The rate of patient enrollment which is a function of factors including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the nature of the study protocol;

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

Other than PROCHIEVE 8% (progesterone gel) which is being evaluated for the reduction of the risk of preterm birth in women with a short cervix at mid-pregnancy, and PROCHIEVE 4% (progesterone gel), which is being evaluated for the prevention of endometrial hyperplasia in women with an intact uterus undergoing estrogen replacement therapy, none of our product candidates have received regulatory approval from the FDA or any foreign regulatory authority. The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and therefore may never be profitable.

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

We face significant competition from pharmaceutical companies, which may adversely impact our market share.

We and our marketing partners compete against established pharmaceutical companies that market products addressing similar needs. Further, numerous companies are developing, or may develop, enhanced delivery systems and products that compete with our present and proposed products. It is possible that we may not have the resources to withstand these and other competitive forces. Some of these competitors may possess greater financial, research and technical resources than our company or our partners. Moreover, these companies may possess greater marketing capabilities than our company or our partners, including the resources to implement extensive advertising campaigns.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, including Endometrin® (progesterone vaginal insert) marketed by Ferring, Prometrium® (oral micronized progesterone) marketed by Solvay, pharmacy-compounded injections and pharmacy-compounded vaginal suppositories. In June 2007, Ferring obtained FDA approval for and launched Endometrin®, a competing product for use in infertility. Ferring is one of the leading companies in the infertility market and, in addition to Endometrin, offers gonadotropin hormones generally used for the treatment of infertility. Ferring may have greater awareness among key reproductive endocrinology opinion leaders than Columbia.

STRIANT competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Solvay, Testim® (testosterone gel) marketed by Auxilium, and Androderm® (testosterone transdermal system) marketed by Watson. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.

Our products could demonstrate hormone replacement risks.

In the past, certain studies of female hormone replacement therapy products, such as estrogen, have reported an increase in health risks. Progesterone is a natural female hormone present at normal levels in most women through their lifetimes. However, some women require progesterone supplementation due to a natural or chemical-related progesterone deficiency. It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with progesterone or progestin supplementation or our 8% and 4% progesterone gels. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use progestins, including our progesterone gels.

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

In addition, investors may become concerned about these issues and decide to sell our Common Stock. These factors could adversely affect our business and the price of our Common Stock.

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

Steps taken by us to protect our proprietary rights might not be adequate; in which case, competitors may infringe on our rights or develop similar products. The U.S. and foreign patents upon which our original Bioadhesive Delivery System was based have expired.

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

Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products is currently available from only one supplier, Lubrizol, Inc., or Lubrizol. We believe that Lubrizol will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms or at all, which would impair our ability to manufacture and sell our products.

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

As of December 31, 2009, we had certain net operating loss carryforwards of approximately $162.0 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

Sales of large amounts of Common Stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect rights of common stockholders.

As of February 23, 2010, we had 65,630,051 shares of Common Stock outstanding, of which 61,324,589 shares were freely tradable by non-affiliates. As of that date, approximately 4,305,462 shares of Common Stock were restricted or held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options. If all of these securities are exercised or converted, an additional 27,931,558 shares of Common Stock will be outstanding, all of which will have been registered for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

Pursuant to our agreement with Watson, we have agreed to sell Watson 11,200,000 shares of Common Stock. In addition, pursuant to our contingent agreements with the holders of our convertible subordinated notes we have agreed to issue to the holders of convertible subordinated notes warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share and 7,407,407 shares of Common Stock.

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

We acquired marketing rights to CRINONE in the U.S. in December 2006, and we may never realize the anticipated benefits of the acquisition.

In December 2006, we purchased the marketing rights in the U.S. to CRINONE from Merck Serono, and we began in 2007 to call on reproductive endocrinologists, a medical specialty in infertility. Our goal is to grow CRINONE prescriptions with these specialists. We believe the reproductive endocrinologists are particularly important because of their influence on prescribing practices of obstetricians and gynecologists who also treat infertility. Our efforts to grow the CRINONE business may not be successful and we may fail to realize the anticipated benefits of the acquisition.

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

Various federal and state laws pertain to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and veterans’ health programs. We do not currently participate in government programs; including Medicare (except Medicare Part D), Medicaid and veteran’s health programs and we have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws.

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

We could become subject to false claims litigation under federal or state statutes, which can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in federal health care programs. These false claims statutes include the federal False Claims Act, which allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs or other violations of the statute and to share in any amounts paid by us to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.

Anti-takeover provisions could impede or discourage a third-party acquisition of our company. This could prevent stockholders from receiving a premium over market price for their stock.

We are a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has adopted a stockholder rights plan and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law, our stockholder rights plan, and our ability to issue additional series of preferred stock, could impede a merger, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer for our Common Stock. This could reduce the market value of our Common Stock if investors view these factors as preventing stockholders from receiving a premium for their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2009, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	9,450	October, 2013	$217,350
Paris, France	European logistics office	150	3 months notice	$19,529

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the U.S. District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices, for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

Item 4. (Removed and Reserved)
None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol CBRX. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Global Market.
	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$ 2.51	$ 1.89
Second Quarter	4.29	2.13
Third Quarter	4.47	2.15
Fourth Quarter	2.76	0.92

Fiscal Year Ended December 31, 2009
First Quarter	$ 1.74	$ 1.09
Second Quarter	1.70	1.06
Third Quarter	1.59	1.08
Fourth Quarter	1.51	0.65

At March 3, 2010, there were approximately 300 shareholders of record of the Company’s Common Stock, one shareholder of record of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), 3 shareholders of record of the Company’s contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) and 7 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 4,600 beneficial owners of its Common Stock on such date.

The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice, not to exceed 2,352,361 shares as of December 31, 2009. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond the control of the Company such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.

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

On January 6, 2009, the Company raised approximately $0.75 million in gross proceeds to the Company from the issuance and sale of 451,807 shares of its common stock at a price of $1.66 per share in a registered offering. On October 22, 2009, the Company raised approximately $11.8 million in gross proceeds to the Company from the issuance and sale of 10,900,000 shares of its common stock at a price of $1.08 per share and warrants to purchase 5,450,000 shares of Common Stock with an exercise price of $1.52 per share in a registered offering. The warrants became exercisable on April 30, 2010, and expire on April 30, 2015, unless earlier exercised or terminated. Proceeds will be used for general corporate purposes including the completion of the preterm birth clinical trial. In addition, on March 25, 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2009, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	[excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,960,304	$ 2.20	6,071,254
Equity compensation plans not approved by security holders	450,000	$ 7.79	-
Total	6,410,304	$ 2.59	6,071,254

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

Performance Graph

Comparison of Five-Year Cumulative Total Return*
Columbia Laboratories, Inc., Russell 2000 Index, Value Line Drug, And Peer Group

* Assumes $100 invested at the close of trading on December 31, 2004 in Columbia Laboratories, Inc. Common Stock, Russell 2000 Index, Value Line Drug, and Peer Group.

Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Peer Group Companies are Acadia Pharmaceuticals, Inc., Adolor Corp., Ariad Pharmaceuticals, Inc., ArQule, Inc., BioSante Pharmaceuticals, Inc., Cytokinetics, DepoMed, Inc., GenVec Inc., MiddleBrook Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., SuperGen, Inc., Unigene, and Vical, Inc.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods.

Financial Highlights

	December 31
	2009	2008	2007	2006	2005
Statement of Operations Data:
(000's except per share data)

Net revenues	$ 32,196	$ 36,229	$ 29,627	$ 17,393	$ 22,041
Gross profit	23,002	25,294	20,613	9,573	13,929
Operating expenses	36,165	32,552	28,721	20,733	21,160
Interest expense	8,851	7,882	7,946	2,670	3,491
Net loss	(21,870)	(14,077)	(14,292)	(12,485)	(10,104)
Loss per common share	(0.39)	(0.27)	(0.28)	(0.26)	(0.25)
Weighted average number of common shares
outstanding-basic and diluted	56,359	52,439	51,124	48,089	41,752

Balance Sheet Data:
(000's)

Working capital (deficiency)	$ 14,256	$ 12,305	$ 14,461	$ 23,410	$ (3,471)
Total assets	43,757	45,622	56,589	65,839	14,732
Notes payable	32,966	30,075	27,536	25,299	-
Long-term portion of financing agreements	15,234	13,126	11,426	13,277	10,921
Redeemable preferred series C stock	600	775	1,125	3,200	3,250
Shareholders' equity (deficiency)	(13,766)	(5,893)	2,015	12,616	(20,573)

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

We have a 35 person sales organization that promotes our natural progesterone gel product, CRINONE 8% in the U.S. We acquired the U.S. marketing rights to CRINONE in December 2006, and promote it to a full range of reproductive endocrinologists, obstetricians and gynecologists who treat infertility. We also promote STRIANT testosterone buccal system for the treatment of hypogonadism in men; however, our focus is on increasing prescriptions of CRINONE.

We derive additional revenues from our established marketing partnership with Merck Serono through which CRINONE 8% is commercialized in territories outside the U.S

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of common stock to Watson Pharmaceuticals, Inc. for a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products. Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy. See “Item 1. Business - Watson Transaction and Debt Restructuring.”

On March 3, 2010 we also entered into contingent agreements with the holders of our senior debt and our convertible subordinated notes under which, if the Watson transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible subordinated notes shares of common stock and warrants to purchase common stock.  See “Item 1. Business - Watson Transaction and Debt Restructuring.”

Our net loss for 2009 was $21.9 million, or $0.39 per basic and diluted common share. We expect to continue to incur operating losses in the near future because of the significant non-cash items related to the CRINONE acquisition that our future financial statements will reflect, significant sales, distribution and research and development costs and increased payments on our consolidated debt. Our sales and distribution expenses are expected to be higher in 2010. In 2010, we expect that our research and development expenses will be higher than those in 2009, primarily as a result of our investment in our PREGNANT clinical trial of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy including the preparation for filing an NDA early in 2011.

Our 2009 revenues reflect the third full year of our marketing both brands of 8% progesterone gel in the U.S., and in particular, our attention to CRINONE 8%. In 2009, we recognized the commercial benefit of the medical/marketing foundations laid in previous years. Prescriptions for CRINONE climbed 12% from December 2008 to December 2009. This increase is in spite of a reduction in total ART procedures in 2009 due, most likely, to the cash out-of-pocket nature of infertility therapy, and the economy. Our CRINONE 8% sales and marketing activities in 2009 included:

•
Continued very strong presence at the annual meeting of the American Society of Reproductive Medicine in 2009. After three years of our strong presence at ASRM, we are receiving recognition as a major player in the market for infertility treatments.

•
Emphasis in our marketing materials to four new clinical trials added to our previous 16 clinical trials that have been conducted to compare CRINONE to other forms of progesterone, which provide us with a compelling case for the efficacy of CRINONE. We believe that this data shows that CRINONE is as effective as, and in some cases numerically more effective, than other delivery systems for progesterone. Of particular note is the completion of the well powered, prospective randomized, Harvard-affiliated, Brigham & Women’s study which concluded that CRINONE’s efficacy is statistically equivalent to painful IM therapy, with significant patient preference. This is consistent with the other six clinical trials that included an arm evaluating patient preference. Patients statistically preferred CRINONE over the competing product in all seven clinical trials.

•
Meetings of our Infertility Advisory Committee of respected reproductive endocrinologists from around the U.S. who provide us with insight on how to best communicate to physicians and patients all the clinical information that is available for CRINONE.

•	Numerous Speaker Programs where key opinion leaders and a number of reproductive endocrinologists speak on behalf of CRINONE.

Our partner Merck Serono has exclusive rights to market CRINONE in all countries outside of the U.S. Increased unit volume of CRINONE in non-U.S. markets by Merck Serono, who pays us a transfer price on CRINONE sales, contributed to growth for CRINONE in 2009. Non-U.S. progesterone units were up 8% over 2008 while sales dollars were down 6% primarily due to lower selling prices related to foreign exchange rates relative to the dollar, and price adjustments for government tenders. We expect that CRINONE sales will continue to increase outside the U.S., especially in China where the product was approved in December of 2008 and launched in mid 2009. Our license and supply agreement with Merck Serono expires on May 19, 2010, and is renewable upon mutual agreement of the parties for five (5) year periods at commercial terms to be agreed upon. Merck Serono has informed us that they wish to renew the agreement for an additional 5 years, and we are in negotiations with them to renew the agreement on terms that are not materially different from the current agreement. There can be no assurance, however, that we will reach a renewal agreement or that any renewal agreement will not differ materially from the current agreement.

Clinical development of PROCHIEVE 8% for Prevention of Preterm Birth in Women with Mid-pregnancy Short Cervix.

We expect that in 2010 we will invest significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women that we have named the PREGNANT study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior preterm birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit of administering vaginal progesterone to this patient population. However, secondary analyses of the data from this earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix in mid-pregnancy. The PREGNANT clinical trial is designed to confirm these data in a larger trial. If the results of the PREGNANT trial confirm the results seen in the earlier clinical trial, we expect to file a NDA supplement seeking approval of PROCHIEVE 8% for this indication.

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

In October 2008 we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the National Institutes of Health (NIH) under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. With the increase in patients, the power of the study to show statistically significant improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NIH sites or our sites, will be collected centrally and, assuming success in the study, the results will be available to us for regulatory filings. We believe that, if the study is successful, the participation of the NIH will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth. We expect to enroll at least 450 patients in the PREGNANT study and we expect to complete enrollment in the second quarter of 2010, with the last baby born and study results in the fourth quarter of 2010.

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

Products

Progesterone Products	•	CRINONE 8% progesterone gel marketed and sold by us in the U.S.

	•	CRINONE 8% sold by us to Merck Serono for resale outside the U.S.

	•	PROCHIEVE 8% progesterone gel sold by us in the U.S.

	•	PROCHIEVE 4% progesterone gel sold to Ascend for sale in the U.S pursuant to an agreement that will terminate on July 23, 2010.

Other Products	•	STRIANT testosterone buccal system marketed and sold by us in the U.S.

	•	STRIANT sold to MiPharm for resale in Italy.

	•	Replens® Vaginal Moisturizer sold to Lil’ Drug Store for resale outside the U.S.

	•	RepHresh® Vaginal Gel sold to Lil’ Drug Store for resale on a worldwide basis.

	•	Royalty and licensing revenues.

All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to the Company in the case of the products we commercialize ourselves in the U.S. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our European operations.

Revenues from our U.S. operations principally relate to the Company’s products that we promote to physicians through our sales representatives, as well as income from products that we have licensed. The Company charges our U.S. operations all Selling and Distribution expenses that support our marketing, sales and distribution efforts. Research and Development expenses are charged to our U.S. operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our General and Administrative expenses represent the Company’s management activities as a public company and are charged to our U.S. operations. The amortization of the repurchase of the U.S. rights to CRINONE is also charged to our U.S. operations. As a result, we have historically shown a loss from our U.S. operations that has been significantly greater than, and offsets, the profits from our European operations.

Net Revenues

(In thousands, except		Percentage		Percentage
percentages)		from prior		from prior
	2009	year	2008	year	2007

Net revenues	$32,196	(11%)	$36,229	22%	$29,628

    Net revenues decreased 11% in 2009 to $32.2 million as compared to $36.2 million in 2008 and $29.6 million in 2007. Net revenues from Progesterone Products decreased 1% to $23.8 million from $24.1 million in 2008 and compared with $20.5 million in 2007. The decrease from 2008 levels was primarily as a result of decreased sales of CRINONE outside the U.S and PROCHIEVE in the U.S. Net revenues from domestic CRINONE in 2009 increased 10% over 2008, with unit volume accounting for most of the increase. Total prescriptions for CRINONE in 2009 were 14% higher than 2008 and 27% higher than 2007. These increases were achieved despite a major economic downturn during 2009 impacting patients’ decisions to postpone or forego elective infertility procedures that are not reimbursed by health insurers in many major markets, including California. CRINONE net revenues from sales outside the U.S. in 2009 were 6% lower than in 2008 and can be attributed to a number of factors including lower selling prices due to foreign exchange rates relative to the dollar and price adjustments for government tenders. Sales volumes for CRINONE sold outside the U.S. were 8% higher than in 2008. PROCHIEVE net revenues in 2009 were $1.6 million or $0.5 million below net revenues of $2.1 million for 2008.

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

Net revenues from Other Products in 2009 decreased by 31% or $3.8 million, to $8.4 million from $12.2 million in 2008. The principal driver of the decrease was the recognition of the deferred revenue from Ardana in 2008 as a result of its bankruptcy coupled with lower STRIANT sales both domestically and internationally.

 Net revenues from Other Products in 2008 increased by 33% to $12.2 million from $9.2 million in 2007. The principal driver of the increase is the recognition of the deferred revenue from Ardana as a result of their bankruptcy. The deferred income that accelerated as a result of the bankruptcy was $2.9 million. International sales of Replens were up 16%. Net revenues in 2007 were up 48% over 2006 from $6.2 million to $9.2 million. The principal drivers for the increase during this period were additional batch orders of RepHresh from Lil’ Drug Stores and increased STRIANT sales.

Gross profit as a percentage of net revenues was 71% in 2009 as compared with 70% in 2008 and 2007. Although the gross profit percentage did not materially change, there were a number of offsetting events including the recognition of the deferred income from the Ardana bankruptcy with no underlying costs, increases in CRINONE and STRIANT profitability primarily through the effects of higher volume and, to a lesser extent, price increases offset by international CRINONE price adjustments recognized for government tenders during the period which lowered international CRINONE margins.

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

Selling and Distribution

(In thousands, except		Percentage		Percentage
percentages)		from prior		from prior
	2009	year	2008	year	2007

Selling and distribution	$11,982	(6%)	$12,685	25%	$10,112
As a percentage of revenue	37%	2pp	35%	1pp	34%

Note: pp = percentage points

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Selling and distribution expenses were approximately $12.0 million, $12.7 million and $10.1 million in 2009, 2008 and 2007, respectively. Selling and distribution expenses decreased by approximately 6% in 2009 compared to 2008 and increased by approximately 25% in 2008 compared to 2007. The primary reason for the 2009 decrease was the leveling off of marketing expenditures from 2008 levels when the sales organization was increased by more than 30% over 2007 levels. The increase in 2008 from 2007 reflected increases in sales force and marketing expenses.

Included in the 2009 expenses were sales force and management costs of approximately $6.7 million, product marketing expenses of approximately $4.3 million and $1.0 million in sales information and distribution costs. Expenses in 2008 included approximately $6.2 million in sales force and management costs, approximately $5.4 million in product marketing expenses and approximately $1.1 million in distribution costs. Expenses in 2007 included approximately $4.7 million in sales force and management costs, approximately $4.3 million in product marketing expenses and approximately $1.1 million in distribution costs.

General and Administrative

(In thousands, except		Percentage		Percentage
percentages)		from prior		from prior
	2009	year	2008	year	2007

General and administrative	$10,559	23%	$8,615	10%	$7,825
As a percentage of revenue	33%	8pp	25%	(1)pp	26%

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, regulatory affairs, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and Administrative expenses increased by approximately $1.9 million, or 23%, to approximately $10.6 million in 2009 from approximately $8.6 million in 2008, which was an increase of $0.8 million from $7.8 million in 2007. The increase in 2009 reflected additional legal fees for patent applications for preterm birth ($0.3 million), the Bio-Mimetics litigation ($0.6 million), business development activities ($0.3 million) and severance costs ($0.5 million). The increase in 2008 cost over 2007 reflected additional legal fees for patent applications for preterm birth ($0.3 million), the Bio-Mimetics litigation ($0.4 million), and additional accounting expenses from the change in auditors and the restatement of 2006 financial statements ($0.3 million).

Research and Development

(In thousands, except		Percentage		Percentage
percentages)		from prior		from prior
	2009	year	2008	year	2007

Research and development	$8,579	38%	$6,206	7%	$5,779
As a percentage of revenue	27%	10pp	17%	(3)pp	20%

Research and development costs include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, external contractors and consultants as well as the cost of conducting and administering clinical studies and the cost of regulatory activities and fees for our products. Research and development expenses increased $2.4 million, or 38%, to approximately $8.6 million in 2009 from $6.2 million 2008, which was an increase of $0.4 million from $5.8 million in 2007. The increase in 2009 was primarily due to higher costs for the PREGNANT study, including the enrollment of a greater number of patients at more study centers in 2009 versus 2008. The clinical PREGNANT trial expenses in 2008 were lower than in 2007, when most of the trial start up costs were incurred. This was partly offset by the absence of expenses related to the development of vaginal lidocaine in 2009. We completed a Phase II study of this candidate in the third quarter of 2008; associated costs were $0.8 million in 2008 and $1.4 million in 2007.

Amortization of CRINONE® Acquisition

We purchased the marketing rights for U.S. sales of CRINONE® 8% from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33.0 million charge is being amortized over 6.75 years, and the $1.0 million charge is being amortized over 6.5 years. Amortization expense of the acquisition cost for CRINONE® U.S. marketing rights for 2009, 2008 and 2007 was $5.0 million.

Other Income and Expense

Interest expense was $8.9 million, $7.9 million and $7.9 million in 2009, 2008 and 2007, respectively. Interest expense in 2009 included cash interest of $3.2 million and $3.1 million in charges associated with amortization of the beneficial conversion feature, amortization of the warrant costs and issuance costs, related to the Company's convertible subordinated notes.

Interest expense in 2009, 2008, and 2007 included approximately $2.2 million, $1.9 million and $2.3 million, respectively, as a result of amortizing the difference between the minimum amounts to be paid to PharmaBio and the amounts received as interest expense under the PharmaBio agreements.

Other income in 2009 reflected foreign exchange losses of approximately $0.2 million. In 2008 and 2007, other income included interest income from marketable securities of $0.3 million and $1.0 million, respectively.

State Income Tax Benefit

In each of the years 2009, 2008 and 2007, we realized proceeds from the sale of its New Jersey state net operating losses of $0.4 million, $0.9 million, and $0.8 million, respectively.

Net Loss
The net loss for 2009 was $21.9 million or $0.39 per share as compared to a net loss of $14.1 million, or $0.27 per share, in 2008 and a net loss of $14.3 million or $0.28 per share in 2007.

Contractual Obligations

As previously disclosed, in July 2002 and March 2003, the Company entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and STRIANT, respectively. We owe royalty payments to PharmaBio for a fixed period of time. These royalty payments are subject to minimum and maximum amounts. On February 29, 2008, the Company made the final payment under the STRIANT agreement. As discussed below, the remaining minimum payment on the STRIANT agreement must be made by November 2011. In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor.

On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Convertible Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Convertible Notes bear interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Convertible Notes are convertible into shares of Common Stock at a conversion price of $5.25 per share. The conversion price is subject to adjustment if the Company subdivides or combines the outstanding Common Stock and under certain other circumstances. The maturity date of the Convertible Notes is December 31, 2011. In the event of a “change of control”, as defined in the Convertible Notes, the holder of each note is entitled to a “make-whole premium” if the holder exercises its rights to convert the Convertible Note, in whole or in part, during the “change of control redemption/conversion period,” as defined in the Convertible Notes. The make-whole premium is calculated in accordance with paragraph 5(e)(iii)(B) of the notes and decreases as our Common Stock price increases and the date of the change of control extends from the closing. No make-whole premium is due if the stock price is $3.50 or less or $10.50 or greater. In the event of a change of control, the holder of each note may also require the Company to redeem all or any portion of the note. The Convertible Notes contain customary events of default. The Convertible Notes are subordinated to the Company’s obligations to PharmaBio. The Warrants were exercisable beginning on June 20, 2007, and ending on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances. The Company will be required to make certain cash payments to the holders of the Convertible Notes and Warrants if it does not meet its registration obligations under the agreement relating to the transaction.

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which it was agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default. Using the Black Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 months through November 2010. The amortization expense recorded in the quarter ended December 31, 2009 was approximately $225,000.

On March 3, 2010 we entered into contingent agreements with PharmaBio and the holders of our Convertible Notes under which, if the Watson transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of Convertible Notes shares of common stock and warrants to purchase common stock.  See “Item 1. Business - Watson Transaction and Debt Restructuring.”

Our future contractual obligations without giving effect to the Watson Transaction or the contingent agreements with PharmaBio and the holders of our Convertible Notes, include the following:

	For the Fiscal Years Ended December 31,
	Total	2010	2011	2012	2013	Beyond

$40 million convertible notes	$ 40,000	$ -	$ 40,000	$ -	$ -	$ -
Interest on $40 million convertible notes	7,200	3,200	4,000	-	-	-
PharmaBio Striant®
finance agreement	16,526	145	16,381	-	-	-
Operating lease obligations	936	271	245	233	187	-
Executive agreements	1,961	1,961	-	-	-	-
Total	$ 66,623	$ 5,577	$ 60,626	$ 233	$ 187	$ -

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) ASC 105 (formerly No. 168). The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

Effective January 1, 2009, the Company adopted a new accounting standard included in FASB ASC 470-20, “Debt with Conversion and other Options (Including Partial Cash Settlement) ,” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the new accounting standard did not affect the Company’s financial statements.

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

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470 “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of the new standard to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of this new standard did not affect the Company’s accounting for the convertible notes and related warrants transactions.

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

Liquidity and Capital Resources

Cash and cash equivalents were $14.8 million and $12.5 million at December 31, 2009 and December 31, 2008, respectively.

The Company believes that the approximately $14.8 million of cash on hand at December 31, 2009 will allow it to sustain its operations for the next twelve months.

Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

	2009	2008	2007
Cash flows:

Operating activities	$(9,055,667)	$ (5,136,488)	$ (7,914,299)

Investing activities	(49,853)	(375,926)	(102,021)

Financing activities	11,332,531	959,191	(40,803)

Operating Activities:

The net loss in 2009 of $21.9 million is reduced by non-cash items totaling $13.8 million resulting in cash losses of $8.1 million. Changes to assets and liabilities increased the amount by $1.0 million.

The net loss in 2008 of $14.1 million is reduced by non-cash items totaling $10.1 million leaving cash losses of $4.0 million. Changes to assets and liabilities increased the amount by $1.4 million.

Investing Activities:

In 2009 the Company invested $0.1 million in processing equipment and computer equipment and software upgrades.

In 2008 the Company invested $0.4 million in processing equipment and computer equipment and software upgrades.

Financing Activities:

Net cash raised in financing activities in 2009 was $11.3 million. The Company raised $0.75 million from the issuance of 451,807 shares in January, and $11.5 million from the issuance of 10,900,000 shares in October 2009 in a public offering. The Company acquired $0.1 million of treasury stock.

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

As previously discussed, on July 31, 2002, we entered into an investment and royalty agreement with PharmaBio under which we received $4.5 million in return for a 5% royalty to PharmaBio on net sales of the Company’s women’s healthcare products in the U.S. for five years, beginning in the first quarter of 2003. The royalty payments were subject to aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) paid by the Company over the $4.5 million received by the Company was recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The final payment under this agreement was made in February 2008.

Also, as previously discussed, on March 5, 2003, we entered into a second investment and royalty agreement with PharmaBio under which we received $15.0 million in return for a 9% royalty to PharmaBio on net sales of STRIANT in the U.S. up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to aggregate minimum ($30.0 million) and maximum ($55.0 million) amounts, including a true-up payment due on November 14, 2006 for the difference between royalties paid to that period and $13.0 million. On April 14, 2006, the Company made an advance payment of $11.6 million on the contractually required true-up payment. This amount represented the present value of a $12.0 million true-up payment due November 14, 2006, calculated using a six percent annual discount factor. Because the minimum amount exceeds $15.0 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30.0 million) to be paid by the Company over the $15.0 million received by the Company is being recognized as interest expense over the seven-year term of the agreement, assuming an interest rate of 15%. As of December 31, 2009, the Company has paid $13.5 million in royalties (including the true-up payment) to PharmaBio under this agreement. The balance of the minimum royalty payments due November, 2010 is estimated to be approximately $16.5 million.

On July 22, 2009, the Company and PharmaBio entered into an amendment to this agreement in which they agreed that, when the minimum royalty payment is due, the Company may, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s common stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will also on that date grant PharmaBio a warrant to purchase 900,000 shares of the Company’s common stock. Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. The second promissory note would be secured by Columbia’s assets, and contain customary representations, warranties, and events of default. Using the Black Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 month period from July 2009 through November 2010. The amortization expense recorded for 2009 was approximately $225,000.

The Company has an effective registration statement that we filed with the Securities and Exchange Commission (the “SEC”) using a shelf registration process. Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million. To date the Company has sold approximately $12.5 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the marketing of one or more of our products and the development and/or commercialization of one or more of our product candidates.

 As of December 31, 2009, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $51.5 million of additional capital and would cause the number of shares of Common Stock outstanding to increase by 16,903,059 shares. However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at December 31, 2009 were $0.0 and $0.0, respectively.

In connection with the 1989 purchase of the assets of Bio-Mimetics, which assets consisted of the patents underlying the Company's BDS, other patent applications and related technology, the Company pays Bio-Mimetics a royalty equal to two percent of the net sales of products based on the BDS up to an aggregate of $7.5 million or until the last of the relevant patents expires. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20.00 or more on March 2, or within 30 days after that date, of any year. Royalty payments on STRIANT, PROCHIEVE®, and CRINONE® expired in September of 2006, but continue on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the U.S. District Court for Massachusetts (Bio-Mimetics, Inc. v Columbia Laboratories, Inc.) alleging breach of contract, and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT®, PROCHIEVE®, and CRINONE®. To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company denies the allegations and intends to defend this action vigorously.

The Company anticipates it will spend approximately $0.1 million on equipment in 2010.

As of December 31, 2009, the Company had available net operating loss carryforwards of approximately $162.0 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.

In accordance with Statement of Financial Accounting Standards ASC 740, as of December 31, 2009 and 2008, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $62.9 million, $56.1 million, respectively, (comprised primarily of a net operating loss carryforward) for which a valuation allowance has been recorded because the probability of realizing the deferred tax assets are not determinable.

Watson Transaction and Debt Restructuring

On March 3, 2010, the Company, Watson Pharmaceuticals, Inc., as a guarantor of the Buyer’s obligations (“Watson”), and Coventry Acquisition, Inc., a subsidiary of Watson (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”) which is subject to stockholder approval. Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to the Buyer (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s Common Stock. The Company will retain certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono. The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Watson Transaction.”

At the closing of the Watson Transaction, in consideration for the sale of the Purchased Assets and the Shares, the Buyer agreed to pay the Company $47 million in cash and assume certain liabilities associated with the Purchased Assets. In addition, the Buyer agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. The Buyer also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain progesterone products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled and, if the Buyer commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  In addition, if the Buyer or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

Pursuant to the Purchase Agreement, the Company and the Buyer have also agreed to collaborate with respect to the development of progesterone products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company will be responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee.  The Company will be responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million from January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by the Buyer.

Upon the closing of the Watson Transaction which is subject to customary closing conditions including Company stockholder approval, the operations of the Company will be materially changed as our revenue streams will be dependent primarily on royalty streams from our partners, Watson and Merck Serono (if our agreement with Merck Serono is renewed), supplemented by payments for the achievement of significant development and approval milestones. In addition, the Company will receive revenues under its Supply Agreement with Watson. On the operating expense side, the Company intends to eliminate all selling and distribution expenses, reduce certain of its general and administrative expenses in support of the sales and distribution efforts and be limited to $7 million in third-party out-of-pocket costs to complete the PREGNANT study and, if successful, prepare the FDA filings and pay the related filing fees. The Company will have no financial obligations to fund additional development initiatives on the Progesterone Products. The Company will place into a restricted account the required operating cash for financing the completion of the PREGNANT study and preparation for and filing of the related new drug application (or the supplemental new drug application) up to the amount to fulfill our $7 million obligation.

On March 3, 2010, the Company entered into an amendment (the “PharmaBio Amendment”) with PharmaBio to the Investment and Royalty Agreement dated March 5, 2003, between the Company and PharmaBio, as previously amended and supplemented (the “PharmaBio Agreement”). The PharmaBio Amendment provides for the early termination of the PharmaBio Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummates (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.

Lastly, on March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Company’s Convertible Subordinated Notes due December 31, 2011 (the “Notes”). Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders. The aggregate purchase price for the Notes will be $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock. The closings of the transactions contemplated by the Note Purchase Agreements are subject to various conditions, including the consummation of the Watson Transaction. Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminates the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transaction. The Amendment terminates if the note purchase closings do not occur on or prior to August 31, 2010 and in certain other circumstances. Each Note Purchase Agreement may be terminated in certain circumstances, including, among others, by any party thereto, if the closings thereunder do not occur on or prior to August 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk. Expenditures primarily related to manufacturing in 2009 were approximately $0.6 million less than they would have been if the average 2008 exchange rates had been in effect in 2009.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company ’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

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

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive operations, shareholders’ deficiency, and cash flows for the years then ended and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, NJ
March 12, 2010

Item 9B. Other Information

In the fourth quarter of 2009 the Company reported all required disclosures on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2009 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

 Our executive officers and Directors as of March 12, 2010, were as follows:
Name	Age	Position with the Company
Frank C. Condella	55	Interim Chief Executive Officer, Director
Robert S. Mills	57	President & Chief Operating Officer, Director
Michael McGrane	60	Senior Vice President, General Counsel and Secretary
Lawrence A. Gyenes	59	Senior Vice President, Chief Financial Officer and Treasurer
Stephen G. Kasnet	63	Chairman of the Board
Edward A. Blechschmidt	57	Vice Chairman of the Board
Valerie L. Andrews	50	Director
Anthony R. Campbell	62	Director
James S. Crofton	57	Director
Selwyn P. Oskowitz, M.D.	64	Director

Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected, except with respect to Messrs. Condella’s, Mills’, McGrane’s and Gyenes’ employment agreements.

Mr. Condella has served as Interim Chief Executive Officer since December 2009 and has been a Director of Columbia since March 2009. Mr. Condella has over 30 years of experience in both privately and publicly held companies, all of which were in the life sciences industry. He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceutical Co., from 2000 to 2001. Previously, he was Vice-President of Specialty Care Products at Hoffman-La Roche and Vice-President and General Manager of the Lederle unit of American Home Products. Mr. Condella is the non-executive Chairman of Skyepharma plc and a director of Fulcrum Pharma plc. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University.

Mr. Mills has served as President since March 2006 and has been a member of the Company’s Board of Directors since January 2006. He was Chief Executive Officer from March 2006 to December 2009. Mr. Mills joined Columbia in May 2001 as Senior Vice President, Operations and was named Chief Operating Officer in September 2003. Prior to joining the Company, Mr. Mills served five years as Senior Vice President, Manufacturing Operations, at Watson Pharmaceuticals, Inc. from 1996 to 2001. During his 34-year career in the pharmaceutical industry he also served as Vice President, Operations, at Alpharma, Inc. from 1993 to 1996 and held various positions with Aventis SA, including Director-Plant Operations. Mr. Mills holds a B.S. degree from Grove City College.

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

Mr. Gyenes has served as Senior Vice President, Chief Financial Officer and Treasurer since July 2009. Mr. Gyenes has over 35 years of financial experience in both privately and publicly held companies, most all of which were in the life sciences industry. He most recently served as Senior Vice President and Chief Financial Officer of Acusphere, Inc., a former NASDAQ-listed specialty pharmaceutical company. Prior to joining Acusphere, Mr. Gyenes was Chief Financial Officer of Zila, Inc., a NASDAQ-listed oral cancer screening company, a consultant to investment management firms, and Senior Vice President and Chief Financial Officer of Savient Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company. He also held senior financial positions with Reliant Pharmaceuticals, Inc., Rand McNally & Co., CompuServe Corporation, Helene Curtis, Inc., and G.D. Searle & Co., and was a consultant to DuPont Pharmaceuticals Company in its sale to Bristol-Meyers Squibb. Mr. Gyenes holds an MBA degree from the University of Chicago and a BS degree in Accounting from the University of Illinois.

 Mr. Kasnet has been a director of the Company since August 2004 and Chairman of the Board since November 2004. He is a director of Two Harbor Investment Corp (real estate) and First Ipswich Bancorp. (banking). He was President and Chief Executive Officer of Dartmouth Street Capital LLC (real estate) from April 2007 through September 2009. He was President and Chief Executive Officer of Harbor Global Company, Ltd. (investment management and real estate), from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot and Forbes. He is a director of Two Harbors Investment Corp and serves as Chairman of the Audit Committee. He serves as Chairman of the Board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He was Chairman of Warren Bank from 1990 to 2003. He is also a trustee and vice president of the board of The Governor’s Academy, Byfield, MA.

Mr. Blechschmidt has been a director of Columbia since August 2004 and Vice Chairman of the Board since November 2004. He was Chief Executive Officer of Novelis, Inc. (aluminum rolled products) from December 2006 to May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services (home healthcare) from March 2000 until his retirement in July 2002. He previously served as Chief Executive Officer and a Director of Olsten Corporation (“Olsten”) (staffing services), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was President and Chief Executive Officer of both Siemens' Nixdorf Americas (information technology) and Siemens' Pyramid Technology (information technology), prior to which he served more than 20 years with Unisys Corporation (information technology), ultimately as Chief Financial Officer. He is currently a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (business services) Diamond Foods, Inc (snack foods) and VWR International, LLC, (laboratory supplies)

Ms. Andrews has been a director of Columbia since October 2005 and is Vice President and Deputy General Counsel of Vertex Pharmaceuticals Inc. Before joining Vertex in 2002, Ms. Andrews was Executive Director of Licensing for Massachusetts General and The Brigham and Women’s Hospitals, and prior to that a partner in the law firm of Hill & Barlow. She served as a law clerk to Chief Judge Levin H. Campbell of the U.S. Court of Appeals for the First Circuit from 1988 to 1989, and earlier rose to the rank of Captain in the U.S. Air Force.

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

Item 11. Executive Compensation

 The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)

3.2	Amended and Restated By-laws of Company (3)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)

4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)

4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)

4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)

4.9*	Form of Restricted Stock Agreement (17)

4.10*	Form of Option Agreement (24)

4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)

10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)

10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)

10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)

10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)

10.11*	Form of Indemnification Agreement for Officers and Directors (11)

10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)

10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)

10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)

10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18)

10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)

10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)

10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)

10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)

10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)

10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22)

10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)

10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23)

10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24)

10.25*	Form of Executive Change of Control Severance Agreement (24)

10.26	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (25)

10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)

10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (29)

10.29*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A Meer dated March 11, 2009 (26)

10.30*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (26)

10.31*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (27).

10.32	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (28)

10.33	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (30)

10.34	Form of Subscription Agreement (30)

10.35	Form of Warrant to Purchase Common Stock (30)

10.36*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (31)

10.37	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (32)

10.38*	Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated December 11, 2009 (33)

10.39*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33)

10.40*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33).

14	Code of Ethics of the Company (11)

21	Subsidiaries of the Company (34)

23.1	Consent of McGladrey & Pullen, LLP (34)

23.2	Consent of BDO Seidman, LLP (34)

31(i).1	Certification of Chief Executive Officer of the Company (34)

31(i).2	Certification of Chief Financial Officer of the Company (34)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

24/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009

29/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

33/	Incorporated by reference to the Registrant’s Current Report Form 8-K, dated December 14, 2009

34/	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: March 12, 2010	By:	/s/ Mr. Lawrence A. Gyenes
Lawrence A. Gyenes, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Frank C. Condella, Jr.		March 11, 2010
	Frank C. Condella, Jr.	Interim Chief Executive Officer (Principal Executive Officer)

/s/	Robert S. Mills		March 11, 2010
	Robert S. Mills	President and Chief Operating Officer

/s/	Mr. Lawrence A. Gyenes		March 11, 2010
	Mr. Lawrence A. Gyenes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/	Valerie L. Andrews		March 11, 2010
	Valerie L. Andrews	Director

/s/	Edward A. Blechschmidt		March 11, 2010
	Edward A. Blechschmidt	Vice Chairman of the Board of Directors

/s/	Anthony R. Campbell		March 11, 2010
	Anthony R. Campbell	Director

/s/	James S. Crofton		March 11, 2010
	James S. Crofton	Director

/s/	Stephen G. Kasnet		March 11, 2010
	Stephen G. Kasnet	Chairman of the Board of Directors

/s/	Selwyn P. Oskowitz		March 11, 2010
	Selwyn P. Oskowitz	Director

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2– F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4 – F-5

Consolidated Statements of Operations for the Three Years Ended December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Comprehensive Operations for the Three Years Ended December 31, 2009, 2008 and 2007	F-7

Consolidated Statements of Shareholders' Equity (Deficiency) for the Three Years Ended December 31, 2009, 2008 and 2007	F-8

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009, 2008 and 2007	F-9 – F-10

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive operations, shareholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the  years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, NJ
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Of Columbia Laboratories, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive operations, shareholders’ equity (deficiency) and cash flows for the year ended December 31, 2007 of Columbia Laboratories, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Columbia Laboratories, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 25, 2008

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008

CURRENT ASSETS
Cash and cash equivalents of which $12,225,732 and	$ 14,757,615	$ 12,497,382
$12,099,318 is interest bearing
Accounts receivable, net of allowances for	4,262,851	3,562,277
doubtful accounts of $100,000 and $100,000
Inventories	2,532,722	2,377,139
Prepaid expenses and other current assets	1,097,525	1,102,525
Total current assets	22,650,713	19,539,323

PROPERTY AND EQUIPMENT
Machinery and equipment	2,547,460	2,479,602
Computer software	545,616	534,302
Office equipment and furniture and fixtures	669,599	698,920
	3,762,675	3,712,824
Less-accumulated depreciation and amortization	(3,071,196)	(2,890,967)
	691,479	821,857
INTANGIBLE ASSETS - NET	18,770,332	23,815,060
OTHER ASSETS	1,644,695	1,446,249

TOTAL ASSETS	$ 43,757,219	$ 45,622,489

(Continued)

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	2009	2008

CURRENT LIABILITIES:

Current portion of financing agreements	$ 144,897	$ 168,034
Accounts payable	3,662,091	2,085,463
Accrued expenses	4,588,088	4,980,643
Total current liabilities	8,395,076	7,234,140
NOTES PAYABLE	32,965,863	30,074,966
DEFERRED REVENUE	328,367	305,433
LONG-TERM PORTION OF FINANCING AGREEMENTS	15,234,406	13,126,210
TOTAL LIABILITIES	56,923,712	50,740,749

COMMITMENTS AND CONTINGENCIES

Contingently redeemable series C preferred stock	600,000	775,000
600 and 775 shares issued and outstanding in 2009 and
2008, respectively (liquidation preference of $600,000 and
$775,000)

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued
and outstanding
(liquidation preference of $13,000)	1	1
Series E convertible preferred stock 59,000 shares
issued and outstanding
(liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares
authorized; 65,761,986 and 54,007,579 shares issued	657,619	540,076
Capital in excess of par value	242,637,646	228,686,942
Less cost of 131,935 and 63,644 treasury shares	(280,813)	(189,229)
Accumulated deficit	(256,979,263)	(235,109,705)
Accumulated other comprehensive income	197,727	178,065
Shareholders' deficiency	(13,766,493)	(5,893,260)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ 43,757,219	$ 45,622,489

The accompanying notes to consolidated financial statements
are an integral part of these statements

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

NET REVENUES	$ 32,196,381	$ 36,229,114	$ 29,627,638

COST OF REVENUES	9,194,538	10,934,615	9,014,540
Gross profit	23,001,843	25,294,499	20,613,098

OPERATING EXPENSES:
Selling and distribution	11,982,229	12,685,618	10,111,796
General and administrative	10,559,298	8,615,381	7,824,741
Research and development	8,579,035	6,206,157	5,778,641
Amortization of licensing right	5,044,728	5,044,728	5,005,768
Total operating expenses	36,165,290	32,551,884	28,720,946

Loss from operations	(13,163,447)	(7,257,385)	(8,107,848)

OTHER INCOME (EXPENSE):
Interest income	33,830	299,805	979,953
Interest expense	(8,851,253)	(7,882,183)	(7,946,048)
Other, net	(243,720)	(100,516)	(5,440)
	(9,061,143)	(7,682,894)	(6,971,535)

Net loss before taxes	(22,224,590)	(14,940,279)	(15,079,383)
State income tax benefits	355,032	863,770	787,593
Net loss	$ (21,869,558)	$ (14,076,509)	$(14,291,790)

LOSS PER COMMON
SHARE - BASIC AND DILUTED	$ (0.39)	$ (0.27)	$ (0.28)

WEIGHTED - AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	56,358,843	52,439,327	51,124,266

The accompanying notes to consolidated financial statements
are an integral part of these statements.

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007
NET LOSS	$ (21,869,558)	$ (14,076,509)	$(14,291,790)

Other comprehensive income (loss):
Foreign currency translation	19,662	(29,539)	8,560

Comprehensive loss	$ (21,849,896)	$ (14,106,048)	$(14,283,230)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance, December 31, 2006	130	$ 1	69,000	$ 690	49,694,213	$ 496,942	$ 218,687,977	$ (26,880)	$ (206,741,406)	$ 199,044	$ 12,616,368
Options exercised					43,050	431	62,810				63,241
Share based compensation expense					155,690	1,557	1,646,365				1,647,922
Conversion of Series C Preferred Stock					1,564,548	15,645	2,059,355				2,075,000
Conversion of Series E Preferred Stock			(5,453)	(55)	272,650	2,727	(2,672)				-
Purchase of treasury stock								(27,150)			(27,150)
Dividends on preferred stock							(76,894)				(76,894)
Translation adjustment										8,560	8,560
Net loss									(14,291,790)		(14,291,790)
Balance, December 31, 2007	130	$ 1	63,547	$ 635	51,730,151	$ 517,302	$ 222,376,941	$ (54,030)	$ (221,033,196)	$ 207,604	$ 2,015,257
Issuance of common stock					1,333,000	13,330	4,082,298				4,095,628
Options exercised					318,149	3,182	591,673				594,855
Conversion of Series C Preferred Stock					235,426	2,354	347,646				350,000
Conversion of Series E Preferred Stock			(4,547)	(45)	227,350	2,273	(2,228)				-
Share based compensation expense					163,503	1,635	1,345,756				1,347,391
Purchase of treasury stock								(135,199)			(135,199)
Dividends on preferred stock							(55,144)				(55,144)
Translation adjustment										(29,539)	(29,539)
Net loss									(14,076,509)		(14,076,509)
Balance, December 31, 2008	130	$ 1	59,000	$ 590	54,007,579	$ 540,076	$ 228,686,942	$ (189,229)	$ (235,109,705)	$ 178,065	$ (5,893,260)
Issuance of common stock					11,351,807	113,517	11,342,786				11,456,303
Issuance of warrants							719,904				719,904
Conversion of Series C Preferred Stock					117,449	1,174	173,826				175,000
Share based compensation expense					285,151	2,852	1,746,376				1,749,228
Purchase of treasury stock								(91,584)			(91,584)
Dividends on preferred stock							(32,188)				(32,188)
Translation adjustment										19,662	19,662
Net loss									(21,869,558)		(21,869,558)
Balance, December 31, 2009	130	$ 1	59,000	$ 590	65,761,986	$ 657,619	$ 242,637,646	$ (280,813)	$ (256,979,263)	$ 197,727	$ (13,766,493)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (21,869,558)	$ (14,076,509)	$ (14,291,790)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	5,737,242	5,510,802	5,462,888
Amortization of beneficial conversion features	1,658,981	1,466,591	1,265,496
Amortization of warrants	1,231,916	1,092,197	971,548
Provision for doubtful accounts	-	4,267	15,000
Provision for sales returns	1,226,357	1,399,991	992,502
Write-down of inventories	81,718	746,905	80,961
Share based compensation	1,749,228	1,347,391	1,647,922
Non-cash interest expense on financing agreements	2,085,059	1,702,842	1,381,407
Recognition of deferred income (Ardana)	-	(2,891,188)	-
Loss on disposal of fixed assets	-	3,048	-

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	(700,574)	244,449	(1,520,937)
Inventories	(237,301)	(76,915)	(1,023,052)
Prepaid expenses and other current assets	5,000	184,775	(293,534)
Other assets	9,175	943	(418,405)

Increase (decrease) in:
Accounts payable	1,576,628	(130,480)	(1,370,828)
Accrued expenses	(1,632,472)	(1,281,338)	(211,709)
Deferred revenue	22,934	(384,259)	(601,768)
Net cash used in operating activities	(9,055,667)	(5,136,488)	(7,914,299)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(49,853)	(375,926)	(102,021)
Net cash used in investing activities	(49,853)	(375,926)	(102,021)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE YEARS ENDED DECEMBER 31, 2009

2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	11,456,303	4,095,628	-
Proceeds from exercise of options	-	594,855	63,241
Payment for purchase of treasury stock	(91,584)	(135,199)	(27,150)
Payment pursuant to financing agreements	-	(3,540,949)	-
Dividends paid	(32,188)	(55,144)	(76,894)
Net cash or provided by or (used in) financing activities	11,332,531	959,191	(40,803)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH	33,222	(171,206)	8,557

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	2,260,233	(4,724,429)	(8,048,566)

CASH AND CASH EQUIVALENTS,
Beginning of year	12,497,382	17,221,811	25,270,377

CASH AND CASH EQUIVALENTS,
End of year	$ 14,757,615	$ 12,497,382	$ 17,221,811

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ 3,200,000	$ 3,200,000	$ 2,488,889
Taxes paid	$ 52,000	$ 27,403	$ 34,759
Accrual of financing costs	$ -	$ -	$ 25,000
Increase of US Crinone License Right cost	$ -	$ -	$ 1,000,000
Conversion of Series C preference shares to
common stock	$ 175,000	$ 350,000	$ 2,075,000
Conversion of Series E preference shares to
common stock	$ -	$ 454,700	$ 545,300
Issuance of Warrants for Option to Extend
Pharmabio Debt	Pharmabio Debt	$ 719,904	$ -	$ -

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

Accounting Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to sales return reserves, license fees, payments to distributors, intangible assets, and share based compensation. Actual results could differ from those estimates in the near term.

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

Fair Value of Financial Instruments-

The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $34,507,598 and $33,009,841 at December 31, 2009 and 2008, respectively.  This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable, determined through consideration of market conditions, including available interest rates, credit spreads and the Company’s liquidity, and the intrinsic value of the beneficial conversion feature.   The carrying value of the convertible notes payable and beneficial conversion feature amounted to $32,965,863 and $30,074,966 at December 31, 2009 and 2008, respectively. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 5 approximate their carrying amount.

Inventories -

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2009	2008
Finished goods	$ 1,343,742	$ 1,745,222
Raw materials	1,188,980	631,917
Total	$ 2,532,722	$ 2,377,139

Shipping costs are included in selling and distribution expenses and amounted to approximately $169,000, $152,000 and $102,000, in 2009, 2008 and 2007 respectively.

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

Depreciation expense amounted to approximately $180,000, $203,000 and $215,000 in 2009, 2008 and 2007, respectively.

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

	2009	2008
Balance at January 1	$ 34,000,000	$ 34,000,000
Accumulated amortization	(15,229,668)	(10,184,940)
Balance at December 31	$ 18,770,332	$ 23,815,060

Amortization expense amounted to $5,044,728, $5,044,728, and $5,005,768 in 2009, 2008, and 2007, respectively.

Amortization expenses for future periods are expected to be:

Year	Amortization
2010	$ 5,044,728
2011	5,044,728
2012	5,044,728
2013	3,636,148
Total	$ 18,770,332

Income Taxes

Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2009 and 2008.

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

Accrued Expenses -

Accrued expenses consist of the following:

	2009	2008
Sales returns & price adjustments	$ 1,910,292	$ 2,789,316
Salaries	939,861	332,657
Interest	800,000	800,000
Professional fees	317,801	483,193
Inventory management fees	265,012	359,376
Marketing expenses	5,419	34,652
Royalties/Other	349,703	181,449
Total	$ 4,588,088	$ 4,980,643

Revenue Recognition -

Revenues on sales of products by Columbia are discussed in detail below. License fees are recorded over the life of the license. Royalty revenues, based on sales by licensees, are recorded as revenue as those sales are made by the licensees.

Sales Return Reserves -

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

An analysis of the reserve for sales returns is as follows:

	2009	2008	2007

Balance at beginning of year	$ 1,864,316	$ 1,923,765	$ 1,240,234
Addition related to Crinone®	-	-	1,000,000
Adjusted balance at beginning of year	1,864,316	1,923,765	2,240,234

Provision:
Related to current period sales	671,259	674,020	527,819
Related to prior period sales	555,098	725,971	500,000
	1,226,357	1,399,991	1,027,819

Returns:
Related to current period sales	(28,092)	(130,551)	(61,125)
Related to 2006 Crinone® purchase	(31,793)	(300,152)	(328,896)
Related to prior period sales	(1,147,165)	(1,028,737)	(954,267)
	(1,207,050)	(1,459,440)	(1,344,288)

Balance at end of period	$ 1,883,623	$ 1,864,316	$ 1,923,765

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods, then the current reserve will be inadequate.

In the fourth quarter of 2006, the Company purchased the U.S. rights to CRINONE for $33 million. In 2007, the Company recorded an estimated liability of $1.0 million for certain sales returns associated with sales made by Merck Serono.

Sales returns provisions for 2009 were $1.2 million of which $0.7 million was based on 2009 sales and the balance was related to sales from prior periods. Sales returns provisions for the year 2008 were $1.4 million of which $0.7 million was based on 2008 sales and the balance was based on previous year sales. In 2007, sales return provisions were $2.0 million including $1.0 million in the second quarter as an increase in the purchase price of the U.S. rights to CRINONE for future returns as a result of product sold by Merck Serono that was still in the channel at the time of purchase of such rights.

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

Payments to Distributors-

The Company estimates fees it pays its distributors and specialty pharmacies for customer services that include supplemental sales calling, providing information about their customers and the processing of sales returns. The fees for these services have historically been charged to selling and distribution expenses. In 2009 and 2008, these charges were split between selling and marketing expenses and as reduction to sales; the costs charged to selling and distribution expense in 2009 and 2008 were $0.2 million and $0.5 million, respectively. The costs charged as a reduction to sales in 2009 and 2008 were $0.6 million and $.07 million, respectively. In 2007 these fees were $0.6 million and were charged to selling and distribution expense.

Advertising Expense -

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $1.2 million in 2009, $1.9 million in 2008 and $0.9 million in 2007 and is included in selling and distribution expense.

Research and Development Costs-

Company-sponsored research and development costs related to future products are expensed as incurred.

Share-based compensation -

The Company recognizes compensation expense [ASC 718, “Share Based Payment”, formerly SFAS 123(R)], for all stock-based awards made to employees and directors including employee stock options based on estimated fair values.

ASC 718,“Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2009, 2008 and 2007, were $1,749,228, $ 1,314,571 and $1,490,059 respectively, which consisted primarily of stock-based compensation expense related to employee stock options.

 Stock-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 included compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of ASC 718,“Share Based Payment”, and compensation expense for the stock-based awards granted or modified subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of ASC 718. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Loss per Share -

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential Common Stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 16,903,059; 9,731,213; and 9,704,058 at December 31, 2009, 2008 and 2007, respectively.

Cash Equivalents -

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications -

For comparability purposes, certain prior year amounts in the Consolidated Financial Statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) ASC 105 (formerly No. 168). The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

Effective January 1, 2009, the Company adopted a new accounting standard included in FASB ASC 470-20, “Debt with Conversion and other Options (Including Partial Cash Settlement) ,” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the new accounting standard did not affect the Company’s financial statements.

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

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470 “Transition Guidance for Conforming to Issue No. 98-5 (“EITF no. 08-4”)”. The objective of the new standard to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of this new standard did not affect the Company’s accounting for the convertible notes and related warrants transactions.

(2) INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Upon the adoption of FASB ASC 740, the Company had no unrecognized tax benefits. During the year ended December 31, 2009, the Company recognized the expiration through December 31, 2009 of certain tax losses and had no adjustments for uncertain tax benefits.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
	2009	2008	2007
Federal income tax rate	(34.0%)	(34.0%)	(35.0%)
Statutory rate over expected future
federal benefit	0.0%	0.0%	1.0%
Foreign income tax benefit/loss	(7.7%)	(18.2%)	(12.6%)
State tax net of federal benefit	(5.2%)	(11.0%)	(9.9%)

Permanent Items:
Incentive Stock Options	1.7%	1.0%	0.0%
R&D Credit	0.0%	0.0%	0.0%
Other	0.1%	1.0%	1.6%
Effect of permanent differences	1.8%	2.0%	1.6%

Effective income tax rate	(45.1%)	(61.2%)	(54.9%)
Increase in valuation allowance	43.5%	55.4%	49.7%
Effective income tax rate	(1.6%)	(5.8%)	(5.2%)

As of December 31, 2009, the Company has U.S. tax net operating loss carryforwards of approximately $162 million which expire through 2029. The Company also has unused tax credits of approximately $1.4 million which expire at various dates through 2028. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

Deferred Tax Assets (Liabilities)
	2009	2008
Share Based awards compensation	$ 671,444	$ 533,937
Allowance for doubtful accounts	28,125	28,125
Allowance for returns	706,359	591,241
Inventory reserve	30,083	163
Book accumulated depreciation net of tax	(21,484)	(19,096)
Accum amortization - CRINONE license	3,138,209	2,096,436
Vacation & bonus accrual	24,652	15,000
Inventory capitalization	40,253	25,604
Patents	487,688	112,500
Long term debt (book amortization beneficial conversion)	(1,530,254)	(2,152,372)
Federal net operating loss	55,055,721	50,962,090
State net operating loss	2,948,608	2,573,071
Unused R&D credit	1,383,187	1,323,385
Contributions	488	-

Net Deferred Tax Assets	62,963,079	56,090,084

Less Valuation Allowance:
Federal	(62,963,079)	(56,090,084)

Deferred Taxes Assets	$ -	$ -

In 2009, the Company reduced net operating loss amounts and valuation allowances by $7.5 million due to the expiration of tax losses.

The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. Tax years ended December 31, 2005 or later remain subject to examination by the IRS. State and local jurisdiction tax returns remain subject to examination for tax years ended December 31, 2005 or later.

(3) STRATEGIC ALLIANCE AGREEMENTS:

In May 1995, the Company entered into a worldwide license and supply agreement with American Home Products Corporation (“Wyeth”) under which its Wyeth-Ayerst Laboratories division marketed CRINONE. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On July 2, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE® ” to obstetricians, gynecologists and all other physicians in the U.S. that were not on Merck Serono’s target list of fertility specialists. Under this agreement the Company paid a 30% royalty to Merck Serono based on net sales of the product and an additional royalty of 40% of PROCHIEVE’s net sales to the infertility specialist market. The Company paid approximately $1,365,000 to Merck Serono in accordance with this agreement in 2006. In December 2006, the Company acquired the U.S. marketing rights to CRINONE from Merck Serono and eliminated further PROCHIEVE royalty payments. The Company continues to supply CRINONE to Merck Serono for all non-U.S. requirements. During the year ended December 31, 2009, the Company recorded an adjustment to revenues of $320,000, primarily related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2008. During the year ended December 31, 2008, the Company recorded an adjustment to revenues of $350,000 related to estimated price adjustments for CRINONE sold to Merck Serono in 2007. Also in 2008, the Company recorded a $575,000 charge for estimated 2008 price adjustments under the agreement. These adjustments are for the effects of government tenders awarded and foreign exchange differences from established rates at the beginning of each year. Our license and supply agreement with Merck Serono expires on May 19, 2010, and is renewable upon mutual agreement of the parties for five (5) year periods at commercial terms to be agreed upon. Merck Serono has informed us that they wish to renew the agreement for an additional 5 years, and we are in negotiations with them to renew the agreement on terms that are not materially different from the current agreement. There can be no assurance, however, that we will reach a renewal agreement or that any renewal agreement will not differ materially from the current agreement.

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

On October 16, 2002, the Company and Ardana entered into a license and supply agreement for STRIANT in 18 European countries (excluding Italy). Under the agreement the Company received $6.0 million. In July 2008, the Company terminated the development and license agreement pursuant to its rights under the agreement to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. In the quarter ended September 30, 2008, the Company recognized $2.9 million of deferred revenue from the cancellation of the agreement. The Company recognized license revenue under this agreement of$0.0, $3.2 and $0.7 million in 2009, 2008, and 2007, respectively.

In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. The Company received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. The Company is recognizing the license revenue on this agreement over a 132 month period and accordingly has recognized revenue of $53,199 in 2009 and 2008, and $41,574 in 2007. The remaining $254,636 as of December 31, 2009 is shown as part of deferred revenue in the accompanying consolidated balance sheets.

On September 27, 2007, the Company entered into a License and Supply Agreement with Ascend Therapeutics, Inc. (“Ascend”), pursuant to which the Company granted Ascend an exclusive, five year license to market and sell the Company’s PROCHIEVE 4% (progesterone gel) product in the U.S. effective January 1, 2008. Ascend will purchase product from Columbia at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement. On January 21, 2010, Ascend notified the Company that it was terminating the license and supply agreement as of July 23, 2010, pursuant to the terms of the agreement.

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

The Company recorded original issue discounts of $6,272,566 to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the notes. These discounts are being amortized at an imputed rate over the five year term of the related notes. For the years ended December 31, 2009, 2008 and 2007, $2,890,897, $2,535,788 and $2,237,043, respectively, of amortization related to these discounts is classified as interest expense in the consolidated statements of operations. Unamortized discounts of $7,034,137 and $9,925,034 have been reflected as a reduction to the face value of the convertible notes in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

(5) FINANCING AGREEMENTS:

In an agreement dated July 31, 2002, PharmaBio Development (“PharmaBio”), agreed to pay $4.5 million, to be paid in four equal quarterly installments commencing third quarter 2002, for the right to receive a 5% royalty on the net sales of the Company’s women’s healthcare products in the U.S. for five years beginning in the first quarter of 2003. The royalty payments were subject to minimum ($8 million) and maximum ($12 million) amounts, and because the minimum amount exceeds $4.5 million, the Company has recorded the amounts received as liabilities. The excess of the minimum ($8 million) to be paid by the Company over the $4.5 million received by the Company is being recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The Company recorded $0, $0 and $617,016 as interest expense for the years 2009, 2008 and 2007, respectively. The agreement called for a true-up payment, if by February 28, 2005, the Company had not made $2,750,000 in royalty payments to PharmaBio. The amounts paid to PharmaBio were $0 for 2009, $0 for 2008 and $647,884 for 2007.  The final payment of $3.6 million was made on February 29, 2008.

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company has recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%. The Company recorded $2,245,647, $1,878,364 and $1,648,756 as interest expense in 2009, 2008 and 2007, respectively. The STRIANT Agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio would be deemed (solely for purposes of the STRIANT Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the STRIANT Agreement, including the Early Payment, exceeded $13 million, the Company would have been entitled to have such excess reimbursed. Including the Early Payment, the Company has paid PharmaBio approximately $13.5 million through 2009.The balance of the minimum royalty payments, estimated to be $16.5 million, is due November 2010.

Liabilities from financing agreements consist of the following:

	December 31
	2009	2008

STRIANT Agreement	$ 15,379,303	$ 13,294,244
Less: current portion	144,897	168,034
Total	$ 15,234,406	$ 13,126,210

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default. Using the Black Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 months through November 2010. The amortization expense recorded in the quarter ended December 31, 2009 was approximately $225,000.

 (6) CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK

In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of Series C Preferred Stock were converted into 142,857 Common Shares; in 2006, 50 shares of Series C Preferred Stock were converted into 14,285 Common Shares, in 2007; 2,075 shares of Series C Preferred Stock were converted into 1,564,548 Common Shares; in 2008, 350 shares of Series C Preferred Stock were converted into 235,426 Common Shares and in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 Common Shares. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations.

(7) SHAREHOLDERS’ EQUITY

Preferred Stock - Authorized Preferred Stock is 1,000,000 shares at a par value of $0.01 per share.

In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock. At December 31, 2009 only 130 shares remain outstanding.

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

On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share In 2007, 5,453 shares of Series E Preferred Stock were converted into 272,650 shares of Common Stock. In 2008, 4,547 shares of Series E Preferred Stock were converted into 227,350 shares of Common Stock.

Common Stock-

During the first quarter of 2009, the Company issued 451,807 shares of Common Stock in a registered offering with gross proceeds of $750,000. During the fourth quarter of 2009, the Company issued 10,900,000 shares of Common Stock in a registered offering with proceeds net of offering costs of $10,706,305. Also, in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised. The Company granted 326,776 shares of restricted stock to its key employees and to members of the Board of Directors.

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

Warrants -

As of December 31, 2009, the Company had warrants outstanding for the purchase shares of Common Stock. Information on outstanding warrants is as follows:

Weighted Average Exercise Price	Warrants

$ 1.15	900,000
1.52	5,450,000
5.39	1,857,041
5.50	2,285,714
5.85	100,000
8.35	350,000

$ 3.24	10,942,755

During 2009, warrants to purchase 900,000 shares of the Company’s Common Stock at an exercise price of $1.15 per share were issued in conjunction with the right to issue the secured promissory note to PharmaBio which by their terms expire November 30, 2015. Also in 2009, warrants to purchase 5,450,000 shares of the Company’s Common Stock at an exercise price of $1.52 per share were issued to investors in the October 2009 financing which by their terms expire on April 30, 2015.

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

No warrants were issued in 2008 and 2007. No warrants were exercised in 2009, 2008, or 2007.

(8) STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation costs for the years ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Employee stock-based compensation in:
Cost of revenue	$ 73,630	$ 68,046	$ 148,589

Selling and distribution	450,226	175,375	160,573
General and administrative	1,085,785	973,148	1,014,702
Research and development	139,587	98,002	166,195
Total employee stock-based compensation
in operating expenses	1,675,598	1,246,525	1,341,470

Total employee stock-based compensation	$ 1,749,228	$ 1,314,571	$ 1,490,059

Stock based compensation for consultants amounted to $222,554, $32,820 and $157,863 for 2009, 2008 and 2007, respectively. No tax benefit has been recognized due to net losses during the periods presented.

As of December 31, 2009, total unamortized share-based compensation cost related to non-vested stock options was $900,525 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 47 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.

The assumptions used to value options granted are as follows:

	2009	2008	2007
Risk free interest rate	1.71%	2.25%	4.53%
Expected term	4.2 years	4.75 years	4.52 years
Dividend yield	0.0	0.0	0.0
Expected volatility	93.04%	85.49%	85.68%

The Company estimated the volatility of its stock based on expected volatility of the Company’s stock which includes consideration of historical volatility in accordance with guidance in ASC 718 and SAB 110 (Expensing Employee Stock Options). The Company did not consider implied volatility because there are no comparable options traded on its stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the estimated term of the employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts on Common Stock.

The expected term of employee stock options represents the weighted-average period that employees are expected to hold the options before exercise. The Company derived the expected term assumption based on the Company’s historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in ASC 718,“Share Based Payment”, formerly SFAS 123(R) and SAB 110.

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

A summary of the status of the Company’s two stock option plans as of December 31, 2009, 2008, and 2007 is presented below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price	Shares	Price
Outstanding at beginning of year	4,863,488	$3.47	4,936,335	$4.64	4,686,552	$8.57
Granted	1,842,525	1.40	1,275,700	2.58	1,710,850	1.50
Exercised	-	-	(318,149)	1.87	(43,050)	1.47
Forfeited	(745,709)	4.05	(1,030,398)	9.10	(1,418,017)	12.84
Outstanding at end of year	5,960,304	2.70	4,863,488	3.47	4,936,335	4.64

Options exercisable at year end	3,168,023		2,688,841		3,196,121

The weighted average grant date fair values of options granted in 2009, 2008 and 2007 was $1.40, $2.58 and $1.50 per share respectively.

The weighted average exercise price and the weighted average remaining contractual life of the outstanding options expected to vest at December 31, 2009 amounted to $3.41 and 3.7 years, respectively.

The aggregate intrinsic value of options outstanding, options expected to vest and options exercisable at December 31, 2009 were $0, $0 and $0, respectively. The intrinsic value of options exercised in 2008, and 2007, respectively, were $1,121,000 and $97,000.

During 2009, there was no cash received from the exercise of options.

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

A summary of the Company’s restricted stock activity and related information for 2009 is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at beginning of period	238,115	$ 2.23	197,096	$ 2.36	146,875	$ 4.49
Granted	326,776	1.31	172,553	2.36	159,390	1.79
Vested	(186,227)	3.70	(122,484)	2.94	(105,469)	1.69
Forfeited	(41,625)	1.66	(9,050)	1.94	(3,700)	1.40
Unvested at December 31,	337,039	$ 1.55	238,115	$ 2.23	197,096	$ 2.36

As of December 31, 2009, there was $0.3 million of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $0.7 million, $0.4 million and $0.2 million respectively.

(9) COMMITMENTS AND CONTINGENCIES:

Cash and cash equivalents-

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases -

The Company leases office space and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2009, 2008 and 2007 totaled $308,079, $330,772 and $209,478, respectively. Future minimum lease payments as of December 31, 2009 are as follows:

2010	$ 271,226
2011	244,532
2012	233,066
2013	187,031
Beyond	-
Total	$ 935,855

Royalties -

In 1989, the Company purchased the assets of Bio-Mimetics Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. is entitled to a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments are payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. The Company is required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock is $20 or more on March 2, or within 30 days after the date, of any year. The Company may not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties have been paid. Royalty expense under this agreement amounted to $104,967, $132,023, and $114,466 in 2009, 2008 and 2007, respectively. See “Legal Proceedings”

Legal Proceedings -

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's BDS, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the U.S. District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, violation of the covenant of good faith and fair dealing, and unjust enrichment for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

(10) GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:

Geographic Information

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations. Most arrangements with licensees are made by the Bermuda company. These customers sell their products into several countries. The Company’s two largest international customers are Merck Serono and Lil’ Drug Store.

The following table shows selected information by geographic area:

		(Loss) profit from	Identifiable
	Revenues	Operations	Assets
As of and for the year
ended December 31, 2009-

United States	$ 19,997,178	$ (18,771,745)	$ 37,263,748

Switzerland	8,610,429	5,608,298	6,493,471
Other	3,588,774	-	-
Subtotal International	12,199,203	5,608,298	6,493,471

Total	$ 32,196,381	$ (13,163,447)	$ 43,757,219

As of and for the year
ended December 31, 2008-

United States	$ 17,950,995	$ (14,978,075)	$ 38,806,638

Switzerland	9,168,230	7,720,690	6,815,851
Other	9,109,889	-	-
Subtotal International	18,278,119	7,720,690	6,815,851

Total	$ 36,229,114	$ (7,257,385)	$ 45,622,489

As of and for the year
ended December 31, 2007-

United States	$ 15,257,884	$ (14,339,632)	$ 49,253,642

Switzerland	8,101,831	6,231,784	7,335,635
Other	6,267,923	-	-
Subtotal International	14,369,754	6,231,784	7,335,635

Total	$ 29,627,638	$ (8,107,848)	$ 56,589,277

Customer Concentration -

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue for the three years ended December 31:

	2009	2008	2007

MerckSerono	$ 8,627,333	$ 9,168,230	$ 8,151,292
Lil' Drug Store Products, Inc.	6,592,945	6,218,949	5,958,925
Cardinal Healthcare	5,662,507	5,612,748	6,098,510
McKesson	4,574,128	4,990,960	3,888,354
All others (none over 5%)	6,739,468	10,238,227	5,530,557
Total	$ 32,196,381	$ 36,229,114	$ 29,627,638

Revenue by Product

The following table sets forth the breakdown of the Company's consolidated net revenues, consisting of sales, royalty and licensing income, by revenue source for each product accounting for 10% or more of consolidated revenues in any of the three years ended December 31:

	2009	2008	2007

CRINONE®	$ 22,166,867	$ 21,439,847	$ 18,904,512
RepHresh®	3,021,944	3,316,193	3,326,927
PROCHIEVE®	1,642,161	2,697,255	1,527,727
Other	5,365,409	8,775,819	5,868,472
Total	$ 32,196,381	$ 36,229,114	$ 29,627,638

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2009 and 2008:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net sales	$ 7,224,370	$ 8,286,623	$ 7,807,944	$ 8,443,644	$ 31,762,581
Fee income and other
income	96,817	137,081	95,013	104,889	433,800
Gross profit	5,541,169	6,084,353	5,341,397	6,034,924	23,001,843
Loss from operations	(3,247,187)	(3,060,393)	(3,422,766)	(3,433,101)	(13,163,447)
Net loss	(5,333,567)	(5,240,661)	(5,853,262)	(5,442,068)	(21,869,558)
Basic and diluted loss
per common share*	$ (0.10)	$ (0.10)	$ (0.11)	$ (0.09)	$ (0.39)

2008
Net sales	$ 8,606,298	$ 8,827,369	$ 8,141,662	$ 6,893,915	$ 32,469,244
Fee income and other
income	306,637	320,252	2,975,696	157,285	3,759,870
Gross profit	5,952,838	6,197,812	8,257,768	4,886,081	25,294,499
Loss from operations	(2,378,635)	(2,399,902)	(86,884)	(2,391,964)	(7,257,385)
Net loss	(4,248,795)	(4,326,172)	(2,050,136)	(3,451,406)	(14,076,509)
Basic and diluted loss
per common share*	$ (0.08)	$ (0.08)	$ (0.04)	$ (0.06)	$ (0.27)

* The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

12) SUBSEQUENT EVENT

In connection with the preparation of the Company’s financial statements at December 31, 2009, subsequent events have been evaluated through the date of the filing of this Form 10-K.

Watson Transaction and Debt Restructuring

On March 3, 2010, the Company, Watson Pharmaceuticals, Inc., as a guarantor of the Buyer’s obligations (“Watson”), and Coventry Acquisition, Inc., a subsidiary of Watson (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to the Buyer (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s Common Stock. After the closing, the Company will retain certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono. The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Watson Transaction.”

At the closing of the Watson Transaction, in consideration for the sale of the Purchased Assets and the Shares, the Buyer will pay the Company $47 million in cash and assume certain liabilities associated with the Purchased Assets. In addition, the Buyer agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. The Buyer also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain progesterone products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if the Buyer commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If the Buyer or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

Pursuant to the Purchase Agreement, the Company and the Buyer have also agreed to collaborate with respect to the development of progesterone products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company will be responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. The Company will be responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by the Buyer.

The parties also agreed to enter into various ancillary agreements, including an Investor’s Rights Agreement (pursuant to which the Buyer will have the right to designate a member of the Company’s board of directors for the period set forth therein, the Buyer will obtain certain registration rights pertaining to the Shares and the Buyer will agree to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply PROCHIEVE 4%, PROCHIEVE 8% and CRINONE 8% to the Buyer for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.

The closing of the Watson Transaction is subject to customary closing conditions, including Company stockholder approval.

As part of the Purchase Agreement, from the date of the closing of the Watson Transaction until the second anniversary of the date on which the Company and the Buyer terminate their relationship with respect to the joint development of progesterone products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration is terminable by either party five years after the closing of the Watson Transaction.

The Shares are being offered and sold to the Buyer under the Purchase Agreement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, based on the nature of the Buyer and certain representations made by the Buyer to the Company.

PharmaBio Amendment

On March 3, 2010, the Company entered into an amendment (the “PharmaBio Amendment”) with PharmaBio to the Investment and Royalty Agreement dated March 5, 2003, between the Company and PharmaBio, as previously amended and supplemented (the “PharmaBio Agreement”). The PharmaBio Amendment provides for the early termination of the PharmaBio Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummates (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.

Note Purchase and Amendment Agreements

On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Company’s Convertible Subordinated Notes due December 31, 2011 (the “Notes”). Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders. The aggregate purchase price for the Notes is $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock. The closings of the transactions contemplated by the Note Purchase Agreements are subject to various conditions, including the consummation of the Watson Transaction. Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminates the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transaction. The Amendment terminates if the note purchase closings do not occur on or prior to August 31, 2010 and in certain other circumstances. Each Note Purchase Agreement may be terminated in certain circumstances, including, among others, by any party thereto, if the closings thereunder do not occur on or prior to August 31, 2010.

The warrants to be issued under the Note Purchase Agreements will be exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such warrants.

Under the terms of the Note Purchase Agreements, the Company has granted the Holders who are “Affiliates” (as defined under Rule 405 of the Securities Act) of the Company certain registration rights with respect to the resale of the shares of the Company’s common stock to be issued under the Note Purchase Agreements and the shares of Company common stock issuable upon the exercise of the warrants to be issued under the Note Purchase Agreements.

Under the Note Purchase Agreements, until 45 days after the Company’s announcement of the results of the PREGNANT Study, if the Company issues any shares of Company common stock (or common stock equivalents) for a price that is less than $2.00 per share, the Company must offer the Holders, subject to certain exceptions, the right to exchange their warrants for cash payments of up to an aggregate of $3,999,996.

The shares and warrants to be issued under the Note Purchase Agreements are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, based on the nature of the Holders and certain representations made by them to the Company.

None of the Shares or the shares and warrants to be issued under the Note Purchase Agreements have been registered under the Securities Act (or the laws of any state or other jurisdiction) and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements thereof. This Form 10-K does not constitute an offer for the sale of any securities of the Company or a solicitation of any offer to buy any securities of the Company.

Accounting Treatment of the Transaction

The Company will allocate the $47 million initial proceeds, net of transaction expenses to 1) the then fair value of the 11.2 million common shares; and 2) the elimination of the remaining book value of the CRINONE intangible assets (which was $18.8 million as of December 31, 2009). The excess, if any, will be recorded as revenue over the remaining research & development period for the PREGNANT study through the Company's filing and FDA acceptance of the new drug application which is expected to occur by mid-2011. The accounting treatment for the debt extinguishments will need to be evaluated at a later date, subject to the timing of the Watson Transaction and the Company's share price at the transaction date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

The audits referred to in our report dated March 12, 2010 relating to the consolidated financial statements of Columbia Laboratories, Inc., which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, NJ
March 12, 2010

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

U. S.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

Charged to
	Balance at	(credited to)		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions (A)	of year

YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$ 100,000	$ -	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$ 95,733	$ 4,267	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$ 100,000	$ 15,000	$ 19,267	$ 95,733

(A) Deductions represent the write-off of uncollectible accounts.

EXHIBIT INDEX

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)

3.2	Amended and Restated By-laws of Company (3)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)

4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)

4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)

4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)

4.9*	Form of Restricted Stock Agreement (17)

4.10*	Form of Option Agreement (24)

4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)

10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)

10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)

10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)

10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)

10.11*	Form of Indemnification Agreement for Officers and Directors (11)

10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)

10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)

10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)

10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18)

10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)

10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)

10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)

10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)

10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)

10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22)

10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)

10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23)

10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24)

10.25*	Form of Executive Change of Control Severance Agreement (24)

10.26	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (25)

10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)

10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (29)

10.29*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A. Meer dated March 11, 2009 (26)

10.30*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (26)

10.31*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (27).

10.32	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (28)

10.33	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (30)

10.34	Form of Subscription Agreement (30)

10.35	Form of Warrant to Purchase Common Stock (30)

10.36*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (31)

10.37	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (32)

10.38*	Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated December 11, 2009 (33)

10.39*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33)

10.40*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33).

14	Code of Ethics of the Company (11)

21	Subsidiaries of the Company (34)

23.1	Consent of McGladrey & Pullen, LLP (34)

23.2	Consent of BDO Seidman, LLP (34)

31(i).1	Certification of Chief Executive Officer of the Company (34)

31(i).2	Certification of Chief Financial Officer of the Company (34)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

24/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009

29/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

34/	Filed herewith