Form 10-K/A
period 2009-12-31
COLUMBIA LABORATORIES INC
filed 2010-04-30
CIK 821995

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of April 27, 2010 are 65,605,886.

Explanatory Note

The purpose of this Annual Report on Form 10-K/A, Amendment No. 1 (“Form 10-K/A”) is to amend and restate the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of Columbia Laboratories, Inc., a Delaware corporation (together with its subsidiaries, “Columbia,” the “Company,” “we,” “our,” and “us”), that was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2010 (the “2009 10-K”), to include Part III, Items 10 through 14 that were previously omitted from the 2009 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. We do not now anticipate that the Company’s definitive proxy statement involving the election of directors will be filed by April 30, 2010 (i.e., within 120 days after the end of the Company’s 2009 fiscal year). The reference on the cover of the 2009 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications (the “Certifications”) by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2009 10-K have been amended and restated in their entirety. In addition, Item 15 of Part IV is being refiled and has been amended to reflect the filing of the Certifications.  Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 12, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2009 10-K and included herein. Accordingly, this Form 10-K/A should be read in conjunction with our other filings with the SEC subsequent to the filing of our 2009 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

Index to Annual Report on Form 10-K/A, Amendment No. 1
Fiscal Year Ended December 31, 2009

Part I                                                                                          1
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

Part II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships, Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

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

Products

Progesterone Products
• CRINONE® 8% (progesterone gel) marketed and sold by the Company in the U.S.

• CRINONE® 8% sold to Merck Serono for resale outside the U.S.

• PROCHIEVE® 8% (progesterone gel) sold by the Company in the U.S.

• PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that will terminate on July 23, 2010.

Other Products	• STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S. • STRIANT® sold to Mipharm, S.p.A. for resale in Italy. • Royalty and licensing revenues.

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

Products

Progesterone Products
• CRINONE® 8% (progesterone gel) marketed and sold by the Company in the U.S.

• CRINONE® 8% sold to Merck Serono for resale outside the U.S.

• PROCHIEVE® 8% (progesterone gel) sold by the Company in the U.S.

• PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that will terminate on July 23, 2010.

Other Products	• STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S. • STRIANT® sold to Mipharm, S.p.A. for resale in Italy. • Royalty and licensing revenues.

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

Pursuant to our agreement with Watson, we have agreed to sell Watson 11.2 million shares of Common Stock. In addition, pursuant to our contingent agreements with the holders of our convertible subordinated notes we have agreed to issue to the holders of convertible subordinated notes warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share and 7,407,407 shares of Common Stock.

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

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$2.51	$1.89
Second Quarter	4.29	2.13
Third Quarter	4.47	2.15
Fourth Quarter	2.76	0.92

Fiscal Year Ended December 31, 2009
First Quarter	$1.74	$1.09
Second Quarter	1.70	1.06
Third Quarter	1.59	1.08
Fourth Quarter	1.51	0.65

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
			Number of securities
			remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	[excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,960,304	$2.20	6,071,254
Equity compensation plans not approved by security holders	450,000	$7.79	-
Total	6,410,304	$2.59	6,071,254

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

Our future contractual obligations without giving effect to the Watson Transaction or the contingent agreements with PharmaBio and the holders of our Convertible Notes, include the following:

	For the Fiscal Years Ended December 31,
	Total	2010	2011	2012	2013	Beyond

$40 million convertible notes	$40,000	$-	$40,000	$-	$-	$-
Interest on $40 million convertible notes	7,200	3,200	4,000	-	-	-
PharmaBio Striant®
finance agreement	16,526	145	16,381	-	-	-
Operating lease obligations	936	271	245	233	187	-
Executive agreements	1,961	1,961	-	-	-	-
Total	$66,623	$5,577	$60,626	$233	$187	$-

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Executive Officers and Directors as of April 27, 2010, were as follows:

Name	Age	Position with the Company
Frank C. Condella	55	Interim Chief Executive Officer, Director
Robert S. Mills	57	President & Chief Operating Officer, Director
Lawrence A. Gyenes	59	Senior Vice President, Chief Financial Officer and Treasurer
Michael McGrane	60	Senior Vice President, General Counsel and Secretary
Stephen G. Kasnet	64	Chairman of the Board
Edward A. Blechschmidt	57	Vice Chairman of the Board
Valerie L. Andrews	50	Director
Anthony R. Campbell	62	Director
James S. Crofton	58	Director
Selwyn P. Oskowitz, M.D.	64	Director

Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer, director and any other person pursuant to which the executive officer was selected or director was elected, except with respect to Messrs. Condella’s, Mills’, McGrane’s and Gyenes’ employment agreements.

Mr. Condella has served as Interim Chief Executive Officer since December 2009 and has been a Director of Columbia since March 2009. Mr. Condella has over 30 years of experience in both privately and publicly held companies, all of which were in the life sciences industry. He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK, at IVAX Corporation from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceutical Co., from 2000 to 2001. Previously, he was Vice-President of Specialty Care Products at Hoffman-La Roche and Vice-President and General Manager of the Lederle unit of American Home Products. Mr. Condella is the non-executive Chairman of Skyepharma plc and a director of Fulcrum Pharma plc. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University.

Mr. Condella has a wide ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing and sales.

Mr. Mills has served as President and has been a member of the Company’s Board of Directors since January 2006. He was Chief Executive Officer from March 2006 to December 2009. Mr. Mills joined Columbia in May 2001 as Senior Vice President, Operations and was named Chief Operating Officer in September 2003. Prior to joining the Company, Mr. Mills served five years as Senior Vice President, Manufacturing Operations, at Watson Pharmaceuticals, Inc. from 1996 to 2001. During his 34-year career in the pharmaceutical industry he also served as Vice President, Operations, at Alpharma, Inc. from 1993 to 1996 and held various positions with Aventis SA, including Director-Plant Operations. Mr. Mills holds a B.S. degree from Grove City College.

Mr. Mills has a wide ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in manufacturing operations. As previously disclosed, on April 15, 2010, Mr. Mills resigned from his position as President and Chief Operating Officer of the Company and resigned from the Company’s Board of Directors, both effective May 14, 2010, pursuant to his Amended and Restated Employment Agreement with the Company, dated March 11, 2009 (the “Employment Agreement”), as amended by an Addendum to the Employment Agreement on December 11, 2009 (the “Addendum”), for Good Reason (as defined in the Employment Agreement and Addendum) pursuant to Section 6(d) of the Employment Agreement. The Employment Agreement was filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Addendum was filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 11, 2009.

Mr. Gyenes has served as Senior Vice President, Chief Financial Officer and Treasurer since July 2009. Mr. Gyenes has over 35 years of financial experience in both privately and publicly held companies, most all of which were in the life sciences industry. He most recently served as Senior Vice President and Chief Financial Officer of Acusphere, Inc., a former NASDAQ-listed specialty pharmaceutical company. Prior to joining Acusphere, Mr. Gyenes was Chief Financial Officer of Zila, Inc., a former NASDAQ-listed oral cancer screening company, a consultant to investment management firms, and Senior Vice President and Chief Financial Officer of Savient Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company. He also held senior financial positions with Reliant Pharmaceuticals, Inc., Rand McNally & Co., CompuServe Corporation, Helene Curtis, Inc., and G.D. Searle & Co., and was a consultant to DuPont Pharmaceuticals Company in its sale to Bristol-Meyers Squibb. Mr. Gyenes holds an MBA degree from the University of Chicago and a BS degree in Accounting from the University of Illinois.

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

Mr. Kasnet has been a director of the Company since August 2004 and Chairman of the Board since November 2004. He is a director and chairman of the audit committee of Two Harbor Investment Corp (real estate) and a director of First Ipswich Bancorp. (banking). He was President and Chief Executive Officer of Dartmouth Street Capital LLC (real estate) from April 2007 through September 2009. He was President and Chief Executive Officer of Harbor Global Company, Ltd. (investment management and real estate), from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot and Forbes. He serves as Chairman of the Board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He was Chairman of Warren Bank from 1990 to 2003. He is also a trustee and vice president of the board of The Governor’s Academy, Byfield, MA.

Mr. Kasnet has extensive experience in matters of finance, corporate strategy and senior leadership relevant to public companies.

Mr. Blechschmidt has been a director of Columbia since August 2004 and Vice Chairman of the Board since November 2004. He was Chief Executive Officer of Novelis, Inc. (aluminum rolled products) from December 2006 to May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services (home healthcare) from March 2000 until his retirement in July 2002. He previously served as Chief Executive Officer and a Director of Olsten Corporation (“Olsten”) (staffing services), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was President and Chief Executive Officer of both Siemens' Nixdorf Americas (information technology) and Siemens' Pyramid Technology (information technology), prior to which he served more than 20 years with Unisys Corporation (information technology), ultimately as Chief Financial Officer. He is currently a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (business services), Diamond Foods, Inc (snack foods) and, VWR International, LLC, (laboratory supplies).

Mr. Blechschmidt has extensive experience in matters of finance, corporate strategy and senior leadership relevant to public companies, including in the healthcare field.

Ms. Andrews has been a director of Columbia since October 2005 and is Vice President and Deputy General Counsel of Vertex Pharmaceuticals Incorporated. Before joining Vertex in 2002, Ms. Andrews was Executive Director of Licensing for Massachusetts General and The Brigham and Women’s Hospitals, and prior to that a partner in the law firm of Hill & Barlow. She served as a law clerk to Chief Judge Levin H. Campbell of the U.S. Court of Appeals for the First Circuit from 1988 to 1989, and earlier rose to the rank of Captain in the U.S. Air Force.

Ms. Andrews has extensive experience in business and legal matters, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in corporate governance, strategic transactions, risk management, and compliance matters.

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

Mr. Campbell has extensive experience in matters of finance and corporate strategy relevant to public companies.

Mr. Crofton has been a director of Columbia since October 2005. He has been Senior Vice President and Chief Financial Officer of Sarnoff Corporation (technology) since 1999. Previously, Mr. Crofton was Chief Financial Officer of EA Industries, Inc. (electronics manufacturing), and prior to that served in various positions, including Vice President of Finance, with Unisys Corporation (information technology). Mr. Crofton was previously a director of American Mold Guard, Inc. (construction materials).

Mr. Crofton has extensive experience in matters of finance, corporate strategy and senior leadership relevant to public companies. He qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

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

Dr. Oskowitz has extensive experience as a practicing reproductive endocrinologist and in academic medicine with particular experience in understanding the scientific nature of our business and assisting us in drug development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules issued thereunder, require our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC. Copies of these reports are furnished to Columbia. The Company is required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us and representations from the persons subject to Section 16(a) with respect to our company, we believe that during 2009 all of our executive officers, directors and 10% stockholders complied with the Section 16(a) requirements.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The Board in General

Directors are required by Columbia to be less than age 72 when elected or appointed unless the Board waives that provision with respect to an individual director whose continued service is deemed uniquely important to the Company. The Board can fill vacancies and newly created directorships, as well as amend the bylaws to provide for a greater or lesser number of directors.

The Board is currently comprised of eight members. The members of the Board are Valerie L. Andrews, Edward A. Blechschmidt, Anthony R. Campbell, Frank C. Condella, Jr., James S. Crofton, Stephen G. Kasnet, Robert S. Mills, and Selwyn P. Oskowitz, M.D.

The Role of the Board in Corporate Governance

Pursuant to the Company’s bylaws and the General Corporation Law of the State of Delaware, Columbia’s business and affairs are managed under the direction of the Board. The Board plays an important role in the governance of the Company and in directing management’s overriding objective, the pursuit of long-term growth and increasing stockholder value. The responsibilities of the Board include:

•	Establishing the Company’s strategic plan;
•	Establishing broad corporate policies and reviewing overall performance;
•	Overseeing Company management;
•	Management succession;
•	Review and approval of the annual operating plan prepared by management;
•	Monitoring performance in comparison to the operating plan;
•	Consideration of topics relevant to the Company’s ability to carry out its strategic plan;
•	Review of the Company’s investor relations program; and
•	Review and approval of proposed major commitments of corporate resources.

Company Management Changes in 2009

In exercising its responsibilities for overseeing Company management and management succession, in July 2009 the Board recruited Lawrence A. Gyenes to be the Company’s Senior Vice President, Chief Financial Officer, and Treasurer, following the June 11, 2009 resignation of James A. Meer. Mr. Gyenes brings to the Company 35 years of financial experience in both privately and publicly held companies and a strong financial and industry transaction background, as well as a demonstrated ability to communicate effectively with the investment community.

In December 2009 the Board announced the appointment, effective December 15, of Frank C. Condella, Jr. as Interim Chief Executive Officer.  Mr. Condella has served on the Company’s Board since March 2009. He brings to the Company a strong focus on strategic partnership opportunities, as well as many years of management experience at both small and large specialty pharmaceutical companies - particularly ones with drug delivery and formulation expertise. At that time, Robert S. Mills, who had previously served as Chief Executive Officer agreed to continue to serve on the management team as President and Chief Operating Officer and refocus his talents on the Company’s operations.

Board Leadership Structure and Communication with Independent Directors

Since November 2004, Mr. Kasnet, an independent director, has served as Chairman of the Board and presides at regular meetings of the Board.  The Board believes that this structure is appropriate because it results in a balanced leadership, combining an independent Chair with members of management involved in the day-to-day operation of the Company’s business. Although, no single leadership model is right for all companies and at all times, the Board recognizes that depending on the circumstances, other leadership models, such as a combination of the Chairman and Chief Executive Officer with a strong, independent, clearly-defined lead director role, might be appropriate. Accordingly, the Board will periodically review its leadership structure.

Members of the Board are kept informed of the Company’s business through discussions with the Company’s Chief Executive Officer (the “CEO”) and other senior officers, by reviewing materials provided to them, and by participating in meetings of the Board and its committees. The Board’s independent directors meet regularly in executive session without management participation.  This encourages open discussion.

Share Ownership Guidelines for Independent Directors

On November 17, 2009, the Board adopted guidelines for independent directors to own and hold, as a minimum, that number of shares of the Company’s Common Stock having a market value of at least two times the director’s annual retainer upon the later of (a) three years after the date of original adoption of the guidelines or (b) three years of becoming a director, Each director should make incremental progress toward the ownership goal over the course of the applicable period. The Board believes that these ownership expectations are an important tool in aligning the interests of the Company’s independent directors with the long-term interests of shareholders.

Communications with the Board

The Board has implemented a process by which the Company’s stockholders can communicate directly with independent directors of the Board.  The Company’s stockholders who want to communicate with the Board or any individual director may write to:

                   Columbia Laboratories, Inc.
                   354 Eisenhower Parkway
                   Plaza I, Second Floor
                   Livingston, NJ 07039
                   Attn: Board of Directors
                   - or -
                   directors@columbialabs.com

The letter should include a statement indicating that the sender is a stockholder of the Company. The Company’s General Counsel will review all stockholder letters to the Board and depending on the subject matter will:

Promptly forward any letter that deals with the function of the Board or committees of the Board (or is otherwise appropriate for Board attention) to the director or directors to whom it is addressed;

Attempt to handle the inquiry directly if it relates to routine or ministerial matters, including requests for information about the Company and stock-related matters; or

Not forward the letter if it relates to an improper or irrelevant topic.
The General Counsel or another member of management will, at each meeting of the Board, present a summary of all letters received since the last meeting that were not forwarded to the Board and will make those letters available to the Board upon request.

Meetings and Attendance During 2009

The Board held 17 meetings in 2009.  The Board had, and continues to have, four standing committees, as described below.  Each director who served as a director during 2009 participated in 75% or more of the meetings of the Board and the committees on which he or she served during the year ended December 31, 2009. At each regular meeting of the Board, the independent directors meet in private without members of management.

We typically schedule a Board meeting in conjunction with our Annual Meeting of Stockholders and expect that our directors will attend, absent a valid reason such as a schedule conflict. Eight of the nine individuals then serving as directors attended our 2009 Annual Meeting of Stockholders.

Committees of the Board

The Board has the following four committees:  (1) Audit Committee, (2) Compensation Committee, (3) Nominating and Corporate Governance Committee, and (4) Scientific Committee. The Board has adopted a written charter for each of the first three committees. The committee charters are posted on our “Investor Relations” website, www.cbrxir.com, which may also be accessed through our corporate website, www.columbialabs.com.

Below is a description of the duties and composition of each standing committee of the Board. Directors hold committee memberships for a term of one year.

Audit Committee

The primary function of the Audit Committee is to oversee Columbia’s reporting processes on behalf of the Board and to report the results of its activities to the Board. The Audit Committee’s primary duties and responsibilities are to:

•
Serve as an independent and objective party to monitor the Company’s financial reporting process, including the review of the financial reports and other financial information provided by the Company to governmental or regulatory bodies, the public or other users, and internal control systems (including any material weaknesses, significant deficiencies and significant changes in internal controls reported to the Audit Committee by the outside auditor or management);

•	Approve the engagement of the Company’s independent registered public accounting firm;
•	Review and appraise the audit efforts of the Company’s independent registered public accounting firm;
•	Provide an open avenue of communication among the Company’s independent registered public accounting firm and financial and senior management of the Company;
•	Review financial press releases;
•	Review and address conflicts of interests of the Company’s directors and executive officers; and
•	Monitor, review, and recommend actions relating to transactions and dealings with related parties.

The Audit Committee acts pursuant to the Audit Committee Charter adopted by the Board on May 12, 2004.
While the Audit Committee has the powers and responsibilities set forth in its charter, it is not the responsibility of the Audit Committee to plan or conduct audits or to determine that Columbia’s financial statements are complete and accurate or are in compliance with generally accepted accounting principles. This is the responsibility of management and the Company’s independent registered public accounting firm.

All of the members of the Audit Committee have been determined by the Board to be independent within the meaning of the applicable NASDAQ Marketplace Rules and Section 10A(m)(3) of the Exchange Act. The Company has identified James S. Crofton as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Members: Mr. Crofton (chair), Mr. Campbell, and Mr. Kasnet                                                                                                                Meetings last year: five

Compensation Committee

Information about the Compensation Committee can be found in Item 11 below under the heading “Compensation Discussion and Analysis.”

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee provides assistance to the Board in identifying, screening, and recommending qualified candidates to serve as directors of Columbia. The Committee also oversees matters of corporate governance and provides counsel to the Board with respect to Board organization, membership, and function.  The Nominating and Corporate Governance Committee acts pursuant to the Nominating and Corporate Governance Committee Charter adopted by the Board on August 16, 2004.

The Nominating and Corporate Governance Committee is responsible for proposing to the Board nominees for election or reelection to the Board based upon recommendations from the Chairman, the CEO, other Board members, and Columbia stockholders.

Board candidates are considered by the Nominating and Corporate Governance Committee on a case-by-case basis. A candidate for election to the Board must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care in his or her representation of the interests of stockholders. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibilities within their chosen fields, and have the ability to quickly grasp complex principles of business, finance, and transactions regarding the Company’s industry. In general, preferred candidates will currently hold, or have recently held, an established executive level position and have extensive experience in business, finance, law, science, research, or government. The Nominating and Corporate Governance Committee will consider these criteria for nominees identified by the Committee, by stockholders, or through other sources. When current Board members are considered for nomination for reelection, the Nominating and Corporate Governance Committee will take into consideration their prior Board contributions and performance as well as the composition of the Board as a whole, including whether the Board reflects the appropriate balance of independence, sound judgment, business specialization, technical skills, diversity, and other desired qualities. The Nominating and Corporate Governance Committee will make a preliminary assessment of each proposed nominee based upon the résumé and biographical information, an indication of the individual’s willingness to serve, and other relevant information. This information will be evaluated against the criteria set forth above and the specific needs of the Company at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet the needs of the Company may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Nominating and Corporate Governance Committee will determine which nominee(s) to submit for election. The Nominating Committee will use the same process for evaluating all nominees, regardless of the original source of the nomination.

The Nominating and Corporate Governance Committee and the Board believe that diversity along multiple dimensions, including opinions, skills, perspectives, personal and professional experiences and other differentiating characteristics, is an important element of its nomination recommendations. The Board considers each nominee in the context of the Board as a whole, with the objective of assembling a Board that can best maintain the success of the Company’s business. Although the Board does not have a formal diversity policy, the Nominating and Corporate Governance Committee and the Board periodically review the Board’s membership in light of the Company’s business and strategic objectives, consider whether the directors possess the requisite skills, experience and perspectives to oversee the Company in achieving those goals, and may seek additional directors from time to time as a result of its considerations.

The Nominating and Corporate Governance Committee has adopted a policy that does not permit a non-employee director to be nominated for election as a director at the next Annual Meeting of Stockholders if the director will attain the age of 72 during the term for which he or she would be nominated.

All of the members of the Nominating and Corporate Governance Committee have been determined by the Board to be independent within the meaning of the applicable NASDAQ Marketplace Rules.

Members: Mr. Kasnet (chair), Ms. Andrews, Mr. Blechschmidt, and Dr. Oskowitz.                                                                           Meetings last year: two

Scientific Committee

The Scientific Committee is responsible for reviewing and advising Company management on the Company’s research and development programs.

All of the members of the Scientific Committee have been determined by the Board to be independent within the meaning of the applicable NASDAQ Marketplace Rules.

Members: Dr. Oskowitz (chair), Mr. Blechschmidt, and Mr. Campbell                                                                                                   Meetings last year: three

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive officers (including our CEO and our Chief Financial Officer and principal accounting officer), and employees of the Company.  The Code was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Our Code of Business Conduct and Ethics is posted on our “Investor Relations” website, www.cbrxir.com, which may also be accessed through our corporate website: www.columbialabs.com. We will provide an electronic or paper copy of this document free of charge upon request. If, in the future, we should amend our Code of Business Conduct and Ethics or grant a waiver to our CEO or our Chief Financial Officer and principal accounting officer or controller with respect to our Code of Business Conduct and Ethics, then we will post the amendment or a description of the waiver on our “Investor Relations” website, www.cbrxir.com, which may also be accessed through our corporate website: www.columbialabs.com or in a report on Form 8-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Our Compensation Committee (which is referred to in this Form 10-K/A as the “Committee” or as the “Compensation Committee”) provides assistance to the Board in fulfilling its responsibility to oversee and participate in the creation and administration of executive compensation programs and practices. Responsibilities of the Committee include, among other things:

•	Review and determination of the annual salary of the Company’s CEO and other officers;
•	Review and approval of the Company’s management incentive compensation policies and programs; and
•	Review and approval of equity compensation programs for the Company’s employees, directors and consultants, including grants of options, restricted stock and other awards thereunder.

The Committee acts pursuant to the Compensation Committee Charter adopted by the Board of Directors on March 11, 2009. This Charter can be found on our “Investor Relations” website,  www.cbrxir.com, which may also be accessed through our corporate website, www.columbialabs.com.  Two Directors served on the Compensation Committee for the full year 2009: Valerie L. Andrews (Chair) and Edward A. Blechschmidt. In addition, Denis M. O’Donnell, M.D. served on the Committee until the 2009 Annual Meeting of Stockholders when he did not stand for reelection. James S Crofton  was elected to the Committee at the Board’s meeting on May 21, 2009, and served for the remainder of the year, and Frank C. Condella, Jr. served on the Committee from his election to the Board on March 10, 2009, until his appointment, effective December 15, 2009, as the  Interim Chief Executive Officer of the Company.  Each of these individuals has been determined by the Board to be independent within the meaning of the applicable NASDAQ Marketplace Rules.

The Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate.  In 2009, the Committee held six meetings.  In addition to the assistance provided by the Company’s management, the Committee has the authority under its charter to retain independent consultants and legal counsel to provide guidance on matters related to executive compensation and other related matters as directed by the Committee. In 2009, the Committee retained counsel to advise it on Mr. Condella’s employment agreement as Interim CEO, but did not retain consultants.

Risk Assessment

The Compensation Committee regularly undertakes a qualitative assessment of the extent to which the Company’s compensation program may aggravate or mitigate risk-taking behavior by executive officers. The Compensation Committee concluded that the Company’s executive compensation program maintains an appropriate balance between risks and rewards, particularly in light of the actions taken by the Compensation Committee to help mitigate risk through the establishment of stock ownership guidelines.

Stock Ownership Guidelines for Named Executive Officers

On November 17, 2009, in order to preserve the linkage between the interests of the Company’s executive officers and those of shareholders, the Compensation Committee recommended and the Board adopted guidelines for executive officer share ownership that are consistent with competitive practice and responsible corporate governance.  Executive officers will be expected to establish a significant level of direct ownership. The CEO is expected to own and hold that number of shares having a value of at least two times base salary, and the other executive officers are expected to own and hold that number of shares having a value of at least the amount of the base salary. The CEO and each named executive officer have five years to comply with the guideline. The Compensation Committee believes that these ownership expectations are an important tool in aligning the interests of the Company’s executives with the long-term interests of shareholders.

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented based on our pay-for-performance compensation philosophy.  Our named executive officers for 2009 were Frank C. Condella Jr., Interim CEO (“CEO”), Robert S. Mills, President and COO (“COO”), Lawrence A. Gyenes, Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), Michael McGrane, Senior Vice President, General Counsel and Secretary (“GC”), and James A. Meer, who resigned effective June 11, 2009. Mr. Condella became Interim CEO on December 15, 2009. Mr. Gyenes joined the Company as CFO on July 15, 2009.

We strive to adhere to this philosophy by differentiating the pay and rewards of our executive officers based on their demonstrated performance and potential to contribute to the long-term success of the Company. Competing for talent in the rapidly changing and increasingly competitive pharmaceutical industry is both challenging and critical to our success.  We need and want the best people to be excited and motivated to work at Columbia and to understand that their rewards are driven by the Company’s performance and by their individual contributions to the Company’s performance.  The quality of the Company’s talent is a key component of long-term stockholder value.

The Company has entered into employment agreements with its executive officers because we believe that they are a fair and effective way to maintain focus on our business in the face of market and other volatility in our industry. The agreements with Messrs. Mills, Gyenes, and McGrane provide for severance and change of control payments. As Interim CEO, Mr.Condella’s employment agreement does not have severance and change of control provisions.

We have established a total rewards framework that supports our compensation philosophy through the following objectives:

•	to afford our executives a competitive total rewards opportunity comparable to organizations with which we compete for executive talent;

•	to allow us to attract and retain executives who can perform and succeed in our fast-paced and challenging environment; and

•	to deliver pay in a cost efficient manner that aligns employees’ rewards with stockholders’ long-term interests.

Compensation Program Elements and Pay Level Determination

The Committee undertakes discussions and assessments of compensation related programs and the performance of management throughout the year. Early in the Company’s fiscal year, the Committee reviews and recommends base salaries, annual cash incentive bonus payments, and equity incentives for all executive officers based on the prior year’s performance, which are then approved by all independent (non-employee) directors.

As part of the review process, the CEO provides to the Committee an individual assessment of the major accomplishments of each executive officer over the prior year and recommends compensation actions for each executive officer.  The Committee evaluates the performance of our CEO and recommends to the Board for its approval all compensation elements and amounts to be awarded to our CEO.  Our CEO, who is a member of the Board of Directors, does not participate in Board decisions relating to his own compensation. The key metrics we use to measure the performance of our executive officers can be grouped in the following categories:

•	Financial – We evaluate measures of our financial performance, including revenue growth and other matters such as expense management.

•
Strategic – We monitor the performance of our executive officers in furthering the strategic success of the Company.  This includes achieving targeted revenues, completing recruitment in a clinical study, ensuring talent is effectively managed, and evaluating and establishing new partnership opportunities.

•
Operational – We include operational measures in our determination of success, including the quality of our leadership development and teamwork, and effective recruitment and retention of talented employees.

The Committee considers the recommendation of the CEO and other information (including each executive’s significant accomplishments, external competitiveness, Company performance, progress towards strategic objectives, and internal equity among executive officers) and applies its knowledge and discretion to determine the compensation for each executive officer.

To understand external competitiveness, the Committee compares each element of total compensation against a peer group of publicly traded pharmaceutical and biotechnology companies.  Company management recommends a list of companies as the peer group, factoring stage of development, types of products sold or developed, market capitalization, revenues, and number of employees. The Committee reviews the list of companies and determines the peer group composition as it deems appropriate and reasonable. For 2009, the Committee determined the final peer group to consist of 13 publicly-traded companies. The Committee considers both the mean and median base salaries, annual incentive bonuses, and equity awards to executives of the peer group of companies in relation to the Company’s executive compensation, as well as the background, education, and experience of each named executive officer.

Public Company Peer Group

The following companies comprise our public company peer group.

Acadia Pharmaceuticals, Inc.
Adolor Corp.
Ariad Pharmaceuticals, Inc.
ArQule, Inc.
Biosante Pharmaceuticals, Inc.
Cytokinetics, Incorporated
DepoMed, Inc.
GenVec Inc.
MiddleBrook Pharmaceuticals, Inc.
Neurocrine Biosciences, Inc.
SuperGen, Inc.
Unigene Laboratories Inc.
Vical, Inc.

Components of our Executive Compensation Program

Total compensation for our named executive officers is a mix of cash and equity awards. Base salaries and discretionary annual incentive bonuses are paid in cash. Long term incentives consist of equity awards, including stock options and restricted stock awards. Indirect compensation consists of standard employee benefits.

Each component of compensation and selected benefits is summarized in the following table.

Component	Purpose/Description
Base salary	Competitive fixed income for performance of day-to-day responsibilities, paid semi-monthly.
Annual incentive bonus	Rewards achievement of annual goals that support short-term (annual) business objectives, paid in cash after the relevant fiscal year.
Equity compensation	Fosters a culture of ownership, aligns compensation with stockholder interests, and promotes long-term retention with the Company. Consists primarily of the following equity-based awards.
• Stock options
Provides compensation tied to the price of our Common Stock. The awards generally vest in increments of 25% on each of the first four anniversaries of the grant date and have no value if our Common Stock price is below the exercise price.

• Restricted stock
Provides compensation tied to the price of our Common Stock. Supports an ownership mentality, encouraging our executives to act in a manner consistent with the long-term interests of the Company and its stockholders. Restricted stock grants vest over time.

Benefits	Standard employee benefits, such as health, dental, vision, disability, and life insurance.
Retirement Benefits	Standard employee 401(k) plan. The Company matches 50% of the first 4% of contributions. The Company suspended the matching contribution in February 2009 and reinstated it on January 1, 2010.
Perquisites	None

While the general mix of each component is considered in the design of our total compensation program, the Committee does not target a specific mix of pay either in its program design or in its compensation determinations. By design, our executive officers have more variability in their compensation than non-executives, to more closely tie their compensation to the Company’s overall performance.  Company management also provides the Committee a tally sheet for each executive officer that sets forth all components of the executive’s compensation, including salary, cash bonus, value of equity compensation, the dollar value to the executive and cost to the Company of all benefits, and the actual projected payout obligation under potential severance and change-in-control scenarios. The tally sheets show the impact of the proposed award or payment on each compensation component and on aggregate compensation.  The Committee makes all executive compensation recommendations and decisions with reference to the provided tally sheets, with a goal of establishing and administering an overall executive compensation program that is fair and reasonable both to our executives and our stockholders.

Base Salary

We pay our executive officers base salaries to provide a baseline level of compensation that is both competitive with the external market and commensurate with each executive officer’s past performance, experience, responsibilities, and skills. The base salary levels of our executive officers may be increased from time to time to recognize external competitive compensation levels, internal pay equity, and individual contributions and performance.

Changes in Base Salaries for 2010

Generally, the Committee compares  our executive officers with base salaries for comparable positions in the peer group companies. In connection with  determining the base salary levels for the Company’s executive officers, the Committee compares their total cash compensation (i.e. base salary plus target annual bonus) to total cash compensation for comparable positions in the peer group companies. As a result of the December 2009 appointment of Mr. Condella as the Interim Chief Executive Officer and Mr. Mills as President and Chief Operating Officer, Mr. Mills’ base salary for 2010 was decreased by 10% to reflect the change in his position. Mr.  Gyenes was hired on July 15, 2009, and therefore the Committee did not recommend an increase in his base salary for 2010. The Committee recommended a 1.5% cost of living increase in Mr. McGrane’s base salary from the previous year to $300,000.

The table below shows annual 2009 and 2010 salaries for each named executive officer who was employed by the Company as of the end of the 2009 fiscal year.

Name	Position	Ending 2009 Salary	2010 Salary	Percentage (%) Increase (Decrease)
Frank C. Condella Jr.	Interim CEO	$375,000	$375,000	none
Robert S. Mills	President & Chief Operating Officer	$390,000	$350,000	(10%)
Lawrence Gyenes	Senior Vice President, Chief Financial Officer & Treasurer	$325,000	$325,000	none
Michael McGrane	Senior Vice President, General Counsel & Secretary	$295,700	$300,000	1.5%

2009 Annual Cash Incentive Bonus

We maintain an annual cash incentive program (the “Incentive Plan”), the purpose of which is to motivate and reward the attainment of annual Company and individual performance. For all participants, annual incentive opportunities, which are expressed as a percentage of base salary, can range from 0% to 150% of targeted levels, depending on the degree of attainment of pre-established Company goals for that particular year. Bonus targets for Messrs. Mills, Gyenes, and McGrane are 50%, 40%, and 40% of salary, respectively, pursuant to their individual employment agreements. As Interim CEO, Mr.Condella does not participate in the Incentive Plan.

Actual payouts under the Incentive Plan are recommended by the Committee to the Board based on achievement of corporate goals, overall individual performance, and the broad discretion of the Committee and Board. Our corporate goals are jointly established at the beginning of each year by management and the Committee and are approved by the Committee and the Board.  Once the corporate goals are finalized and approved by the Board, they are clearly communicated to executives.  Executives are aware of the overall bonus program, targets, annual goals, and performance measures that impact the annual bonus payout.

The extent to which corporate goals are achieved is assessed by the Committee with input from the CEO and other members of management.  The Committee considers the following in assessing cash bonuses:

•	The extent to which corporate goals are achieved or exceeded;

•	The overall success of the Company throughout the year as determined by factors such as progress in key programs, execution of the strategic plan, and share price; and

•	Positive or negative events occurring throughout the year unrelated to pre-established corporate goals.

For the fiscal year ended December 31, 2009, the Compensation Committee recommended a 45% achievement award for 2009 under the Incentive Plan. Actual. The following table summarizes the Company’s goals and results for 2009 and the Committee’s assessments of goal achievements.

Company Goal	Weight	Results	Achievement
Achieve 2009 targeted revenue and earnings before interest, taxes, depreciation, amortization, and stock compensation expense.	30%	Goal partially met by earnings before interest, taxes, depreciation, amortization, and stock compensation expense	20%

Complete enrollment in the PREGNANT Study by December 31, 2009.	30%	Goal not met	0%

Ensure Company’s capital structure is sufficient for ongoing activities.	20%	Goal partially met through financing activities	5%

Advance business development initiatives.	10%	Goal met	10%

Strengthen Financial Operations and Investor Relations function.	10%	Goal met	10%

Total	100%		45%

The cash bonus awards to the named executive officers for 2009 performance, other than Mr. Condella, who was not eligible, were determined as follows:

Name	Position	2009 Target Bonus	Company Performance Factor	Individual Performance Factor	2009 Bonus
Robert S. Mills	President & Chief Operating Officer	$195,000	45%	90%	$78,000
Lawrence Gyenes	Senior Vice President, Chief Financial Officer & Treasurer	$130,000	45%	140%	$35,7501
Michael McGrane	Senior Vice President, General Counsel & Secretary	$118,280	45%	100%	$53,226
               1 Mr. Gyenes’ 2009 bonus was prorated from his July 15, 2009 employment date.

Equity Compensation

An equity compensation program is provided to all employees to foster a culture of ownership, align compensation with stockholder interests, and promote long-term retention with the organization.  Each year the Committee determines the types of awards to be used for equity compensation.  In doing so, the Committee considers the ability of each type of award to achieve key compensation objectives (such as employee retention, motivation, and attraction), the needs of the business, competitive market practices, dilution, and expense constraints, as well as tax and accounting implications.

The exercise price for each stock option awarded under the Columbia Laboratories, Inc. 1996 Long-Term Performance Plan (the “1996 Plan”) and the Columbia Laboratories, Inc. 2008 Long-Term Incentive Plan (the “2008 Plan”) is equal to or greater than the fair market value (i.e. the average of the high and low prices for the 1996 Plan and the closing price for the 2008 Plan) for the Company’s Common Stock on the NASDAQ Global Market on the date of grant.  The 2008 Plan was adopted by the Stockholders at the 2008 Annual Meeting and supplants the 1996 Plan for all grants following the adoption of the 2008 Plan.  We refer to the 2008 Plan and the 1996 Plan, collectively, as our “Long-term Performance Plans.”  Stock option grants and restricted stock awards are made at Board and Committee meetings that are generally scheduled a year in advance and scheduling decisions are made without regard to anticipated financial reporting dates or other major announcements by the Company.

In general, newly hired employees, including executive officers, are granted options and/or restricted stock effective on the first day of employment, with the options having an exercise price set at the fair market value (i.e. the closing price)  for our Common Stock on the NASDAQ Global Market on the employment start date. The employees’ start dates are scheduled without regard to anticipated financial reporting dates or other major announcements by the Company. Mr. Condella was granted 100,000 options on December 11, 2009 as part of his employment agreement when he joined Columbia as Interim Chief Executive Officer, effective December 15, 2010. Mr. Gyenes was granted 125,000 options on July 15, 2009 as part of his employment agreement when he joined the Company as CFO on July 15, 2009.

We have historically made an annual grant of employee stock options at the time of the annual review of each executive’s performance, usually in late February or early March. In 2010 the Committee decided to defer the recommendation of an annual grant of stock options for all employees during the first six months of the year due to the pending Watson Transaction. Generally, option grants vest 25% on each of the first four anniversaries of the grant date to provide an incentive for employees to remain with the Company and to increase shareholder value.  Pursuant to our stock option plans, the closing of the Watson Transaction would vest all stock options and restricted shares.  As a result, the objective for granting equity compensation as a long term incentive for increasing shareholder value and retaining talent would not be achieved for awards made prior to the closing of the Watson Transaction. The Committee will reconsider an annual grant of stock options and restricted stock following the Special Meeting of Stockholders at which the stockholders will vote on the Watson Transaction.

Benefits and Perquisites

All named executive officers are offered the standard benefit plans that are offered to other full-time employees of the Company.  These standard benefits include health, dental, vision, life insurance, and both short- and long-term disability.  In addition, the Company has provided a 401(k) plan and generally a 50% match of contributions up to 4% of salary.  The Company suspended the matching contributions to the plan in February 2009, and reinstated it on January 1, 2010. Mr. Condella receives a payment of $2,000 per month in lieu of receiving group medical, dental and vision benefits that are available to the other executive officers. The Company does not provide perquisites for our executive officers.

Termination or Change in Control

The Company has entered into employment agreements with each of our named executive officers in which each executive officer has agreed to certain confidentiality and non-competition provisions. The employment agreements for Messrs. Mills, Gyenes and McGrane contain severance arrangements that provide for payments and other benefits if the officer’s employment is involuntarily terminated or not renewed by the Company. Mr. Condella’s agreement as Interim CEO does not provide a severance arrangement.

The employment agreements for Messrs. Mills, Gyenes and McGrane also incorporate an executive change in control severance agreement that provides payments to the executive under certain circumstances. Payments under the agreements are subject to a “double trigger,” meaning payments require both a change in control and a termination by the Company without cause or by the executive for “good reason.”  We believe agreements of this type can be important components of our effort to recruit and retain senior executives, particularly for companies at our stage of development and in our relatively high-risk industry.  Mr. Condella’s employment agreement does not contain an executive change in control severance provision.

A further discussion of the terms and payouts under each of these agreements is set forth below under the heading Potential Payments upon Termination or Change in Control.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and its other named executive officers (other than its   chief financial officer), unless certain conditions are met.  To the extent feasible, we structure executive compensation to preserve deductibility for federal income tax purposes.  In this regard, our equity incentive plans are designed to preserve, to the extent otherwise available, the deductibility of income realized pursuant to these plans. Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interest of the Company.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s compensation policies, the Long-term Performance Plans, Incentive Plan, and other benefit programs.  Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation.  We have reviewed and discussed with management this Compensation Discussion and Analysis on Form 10-K/A.  The Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

Valerie L. Andrews, Chair
Edward A. Blechschmidt
James S. Crofton

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards1	Option Awards2	Non-Equity Incentive Plan Compensation3	Bonus4	Change in Pension Value and Nonqualified Deferred Compensation Earnings5	All other compen-sation6	Total
Frank C. Condella Jr.,6 Interim Chief Executive Officer	2009	$17,067	$-	$61,425	$-	$-	$-	$1,092	$79,584
Robert S. Mills, President and Chief Operating Officer	2009	$390,000	$31,920	$130,806	$78,000	$-	$-	$1,300	$632,026
	2008	$383,933	$55,920	$263,837	$-	$-	$-	$4,600	$708,290
	2007	$351,332	$28,000	$281,220	$123,760	$-	$-	$4,500	$788,812
Lawrence A. Gyenes,7 Senior Vice President, Chief Financial Officer, and Treasurer	2009	$150,208	$-	$102,584	$35,750	$-	$-	$-	$288,542
James A. Meer,8 Senior Vice President, Chief Financial Officer, and Treasurer	2009	$138,022	$23,275	$100,907	$-	$-	$-	$372,167	$634,371
	2008	$272,500	$40,775	$181,090	$-	$-	$-	$4,600	$498,965
	2007	$260,000	$19,600	$196,854	$70,000	$-	$-	$3,444	$549,898
Michael McGrane, Senior Vice President, General Counsel, and Secretary	2009	$295,700	$23,275	$100,907	$53,226	$-	$-	$986	$474,094
	2008	$294,867	$40,775	$182,305	$-	$-	$-	$4,600	$522,547
	2007	$288,883	$22,400	$224,976	$76,000	$-	$-	$3,911	$616,170

1
This column represents the grant date fair values for restricted stock granted in 2007, 2008 and 2009 to the named executive officers. The 2007 and 2008 stock award values were recalculated from amounts shown in prior annual reports to reflect their grant date fair values, as required by SEC rules effective for 2010. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The Company estimates that no forfeitures will occur. During the year ended December 31 2009, 37,625 restricted shares were forfeited for executive officers. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report on Form 10-K (Note 9, Share-Based Payments).  These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

2
This column represents the grant date fair values of the stock options awarded in 2009, 2008 and 2007, respectively, The 2007 and 2008 option award values were recalculated from the amounts shown in prior annual reports to reflect the grant date fair value, as required by SEC rules effective for 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 9, Share-Based Payments). The Company estimates a 10% rate for forfeitures; during the year ended December 31 2009, 300,500 options were forfeited for executive officers.

3	The Company does not pay a bonus separate from the awards under the Company’s Incentive Plan.
4	The Company does not have a pension plan and does not offer nonqualified deferred compensation.
5
This column represents the Company’s matching contributions to  Messrs. Mills, McGrane and Meer's  401(k) savings account of 50% of the first 4% of pay. Mr. Condella receives an addition payment of $2,000  per  month in lieu of his receiving group medical, dental and vision benefits which are available to other executive employees. The Company does not provide  any additional perquisites for our executive officers. The Company does not pay other compensation and does not offer other perquisites. Mr. Meer received a severance payment from the Company of $371,250, due to his resignation from the Company effective June 11, 2009.

6	Mr. Condella joined the Company on December 15, 2009.
7	Mr. Gyenes joined the Company on July 15, 2009.
8	Mr. Meer left the Company on June 11, 2009.

2009 Grants of Plan-Based Awards Table

The following table provides information about equity and non-equity awards granted to the named executive officers in 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards1			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)2	Grant Date Fair Value of Stock and Option Awards3
Name of Executive	Grant Date	Threshold	Target	Maximum
Mr. Condella,
Interim Chief Executive Officer6	12/11/2009	0	0	0	0	100,0005	$0.87	$61,420
Mr. Mills, President & Chief Operating Officer		0	$195,000	$292,500

	3/11/2009				24,0004			$31,920
	3/11/2009					105,0005	$1.33	$98,104
	3/3/2009					35,0005	$1.33	$32,701
Mr. Meer, Senior Vice President & Chief Financial Officer		0	$96,250	$144,375

	3/11/2009				17,5004			$23,275
	3/11/2009					108,0005	$1.33	$100,907
	3/11/2009
Mr. Gyenes, Senior Vice President & Chief Financial Officer		0	$130,000	$195,000
	7/15/2009					125,0005	$1.17	$102,585

Mr. McGrane, Senior Vice President & General Counsel		0	$118,280	$177,420

	3/11/2009				17,5004			$23,275
	3/11/2009					81,0005	$1.33	$75,680
	3/11/2009					27,0005	$1.33	$25,227

1These columns show the range of possible payouts for 2009 under the Incentive Plan as described in the section titled “2009 Annual Cash Incentive Bonus” in the “Compensation Discussion and Analysis” section above.  Messrs. Mills, Gyenes and McGrane received payouts for 2009 under the Incentive Plan. The actual payouts for these named executive officers are reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

2Exercise price is the closing price on the NASDAQ Global Market on the date of grant.

3 These amounts represent the grant date fair value of awards for fiscal years 2009, 2008 and 2007, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 8 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2009 regarding assumptions underlying the valuation of equity awards. To see the value actually received by the named executive officers in fiscal year 2009, see the Option Exercises and Stock Vested in 2009 table.

4Represents restricted stock awards granted under the 2008 Plan, of which 25% vests on each of the first, second, third, and fourth anniversaries of the grant date.  The shares are held by the Company in escrow until vested.  The shares may not be sold, transferred, assigned, hypothecated, pledged, encumbered or otherwise disposed of, whether voluntarily or by operation of law, at any time before they vest.  The shares vest immediately if the grantee dies or there is a change in control of the Company, and are canceled upon any other termination of service by the grantee to the Company.  The grantee is responsible for any income or other taxes due with respect to the shares, including on account of the vesting of the shares. The grantee may elect to have shares withheld by the Company upon vesting for taxes.

5Represents stock option awards granted under the 2008 Plan that have a seven year term, of which 25% vests on each of the first, second, third, and fourth anniversaries of the grant date.

6 Pursuant to his employment agreement, Mr. Condella does not participate in the Company’s Incentive Plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information on the holdings of stock options and stock awards by the named executive officers as of December 31, 2009.  The table includes unexercised and unvested option awards and unvested stock awards.  Each equity grant is shown separately for each named executive officer.  The vesting schedule for each grant is shown following this table, based on the option or stock award grant date.  The market value of the stock awards is based on the closing market price of Columbia Common Stock as of December 31, 2009, which was $1.08.

Option Awards1						Stock Awards2
Name of Executive	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Option Exercise Price	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested
Mr. Condella Interim CEO	12/11/2009		100,000	$0.87	12/11/2016
Mr. Mills President & Chief Operating Officer	05/30/2001	50,000	-	$5.900	05/30/2011
	10/18/2001	18,750	-	$4.140	10/18/2011
	01/18/2002	18,750	-	$3.675	01/18/2012
	03/14/2003	39,375	-	$2.975	03/14/2013
	10/28/2003	30,000	-	$10.675	10/28/2013
	05/12/2004	60,000	-	$4.050	05/12/2014
	02/25/2005	206,350	-	$2.050	02/25/2015
	05/17/2005	65,000	-	$2.750	05/17/2012
						05/15/2006	2,5000	$2,700
	05/15/2006	37,500	12,500	$4.335	05/15/2013
						02/28/2007	10,000	$10,800
	02/28/2007	225,000	75,000	$1.420	02/28/2014
	03/03/2008	32,500	97,500	$2.400	03/03/2015
	03/03/2008	11,250	33,750	$3.000	03/03/2015
	03/11/2009		140,000	$1.330	03/11/2016
						03/11/2009	24,000	$25,920
Mr. Gyenes Senior Vice President & Chief Financial Officer	07/15/2009		125,000	$1.170	07/15/2016
Mr. McGrane Senior Vice President & General Counsel	01/02/2002	125,000		$3.435	01/02/2012
	01/02/2002	50,000		$5.935	01/02/2012
	03/14/2003	43,875		$2.975	03/14/2013
	05/12/2004	50,000		$4.050	05/12/2014
	02/25/2005	12,435		$2.050	02/25/2015
	05/17/2005	55,000		$2.750	05/17/2012
						05/15/2006	1,719	$1,857
	05/15/2006	20,625	6,875	$4.335	05/15/2013
						02/28/2007	8,000	$8,640
	02/28/2007	180,000	60,000	$1.420	02/28/2014
	03/03/2008	26,000	78,000	$2.400	03/03/2015
	03/03/2008	4,000	12,000	$3.000	03/03/2015
						03/03/2008	13,125	$14,175
	03/11/2009		108,000	$1.330	03/11/2016
						03/11/2009	17,500	$18,900

1Option Awards Vesting Schedule:

Grant Date	Vesting Schedule
05/30/2001	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
10/18/2001	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
01/02/2002	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
01/02/2002	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
01/18/2002	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
03/14/2003	50% vested on each of the first and second anniversaries from date of grant.
10/28/2003	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
05/12/2004	25%vested on each of the first, second, third, and fourth anniversaries from date of grant.
02/25/2005	100% vested on the date of grant, except in the case of Mr. Mills for whom 43,750 options vested on each of the first, second, third, and fourth anniversaries from date of grant for 175,000 shares.
05/17/2005	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
05/15/2006	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
02/28/2007	25% vested at date of grant and 25% vests on each of the first, second, and third anniversaries from date of grant.
03/03/2008	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
03/11/2009	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
07/15/2009	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
12/11/2009
100% vests on the first anniversary of the grant date; provided, however, that if a significant corporate transaction is consummated prior to the first anniversary, 50% of such options shall vest on the date such significant corporate transaction is consummated.  The determination of whether a significant corporate transaction has been consummated shall be made by the Board in a timely fashion and upon a written request by the executive to the Company’s Chairman of the Board of Directors.

2Stock Awards Vesting Schedule:

Grant Date	Vesting Schedule
05/15/2006	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
02/28/2007	25% vests on each of the first , second, third, and fourth anniversaries from date of grant.
03/03/2008	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
03/11/2009	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.

Option Exercises and Stock Vested in 2009

The following table provides information for each of the named executive officers on stock options exercised and restricted stock vested during 2009, including the number of shares acquired upon exercise or vesting and the value realized before any withholding tax and broker commission.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank C. Condella Jr.	-	-	36,000(1) 12,000(2)	$46,440 $12,960
Robert S. Mills	-	-	2,500(3) 5,000(4) 6,000(5)	$3,750 $6,850 $9,180
Lawrence Gyenes	-	-	-	-
James A. Meer	-	-	3,500(4) 4,375(5)	$4,795 $6,694
Michael McGrane	-	-	1,719(3) 4,000(4) 4,375(5)	$2,579 $5,480 $6,694

(1)	36,000 shares of Common Stock vested on September 30, 2009, with a closing market price of $1.29.

(2)	12,000 shares of Common Stock vested on December 31, 2009, with a closing market price of $1.08.

(3)	2,500 and 1,719 shares of Common Stock vested for Mr. Mills and Mr. McGrane, respectively, on May 15, 2009, with a closing market price of $1.50 per share.

(4)	5,000, 3,500, and 4,000 shares of Common Stock vested for Mr. Mills, Mr. Meer and Mr. McGrane, respectively, on February 28, 2009 with a closing market price of $1.37 per share.

(5)	6,000, 4,375, and 4,375 shares of Common Stock vested for Mr. Mills, Mr. Meer and Mr. McGrane, respectively, on March 3, 2009, with a closing market price of $1.53 per share.

Potential Payments upon Termination or Change in Control

We have entered into employment agreements with our named executive officers. The employment agreements of Messrs. Mills, McGrane and Gyenes require us to provide to them under specified circumstances cash compensation, benefits, and/or acceleration of the vesting of equity awards in the event of termination of employment. These agreements and plans are described below.  The employment agreement for Mr. Condella as Interim CEO does not contain comparable obligations.

In the event of termination of employment of Mr. Mills, McGrane or Gyenes by the Company without cause1, or resignation by the executive with good reason2, the named executive officer will be entitled to the following:

Severance Payment	Base salary plus the greater of such person’s cash bonus paid in the preceding year or his target bonus.
Benefits
(i) For a period of twelve months following the termination date, continuation of medical, dental and vision coverage in effect on the termination date and (ii) payment for accrued and unused vacation days.

Salary	Base salary through the date of termination.
Expenses	Reimbursement for any previously unreimbursed business expenses.

In the event of his termination as a result of change in control3, the named executive officer will be entitled to the following:

Severance Payment	Base salary plus the greater of such person’s cash bonus paid in the preceding year or his target bonus.
Benefits	(i) A lump sum payment equal to the value of the fringe benefits provided to him for the year prior to the change in control and (ii) payment for accrued and unused vacation days.
Options	Full vesting of outstanding options.
Restricted Stock	Full vesting of all outstanding restricted stock grants.
Salary	Base salary through the date of termination.
Expenses	Reimbursement for any previously unreimbursed business expenses.

1
The executive employment agreements define “cause” as (i) the failure or refusal to perform, in any material respect, duties faithfully and diligently;  (ii) gross negligence, recklessness or malfeasance; (iii)  any criminal act; (iv) any act of fraud or other material misconduct resulting or intending to result directly or indirectly in gain or personal enrichment at the expense of Company; (v)  any conduct relating to the business of Company that could reasonably be expected to have a materially detrimental effect on the business or financial condition of the Company; (vi) misconduct which materially discredits or damages Company, or violates Company’s policies or procedures, after Company has notified the executive of the actions Company deems to constitute non-compliance; and (vii) a material breach of obligations relating to confidential information, non-solicitation and non-competition..

2
The executive employment agreements define “good reason” as (i) a material diminution of responsibilities, or working conditions, or duties; (ii) a material diminution in base salary; (iii) a material negative change in the terms or status of an employment agreement; or (iv) an office relocation of more than 100 miles.

3
The change-in-control provisions in the employment agreements for Messrs Mills and McGrane require the Company to pay them an excise tax gross up payment if an excise tax is imposed following a change-in-control. Mr. Gyenes’ employment agreement does not contain a similar provision. The Company currently estimates that no excise tax would be due. The executive employment agreements define “change in control” as a consolidation or merger of Company in which Company is not the continuing or surviving entity or pursuant to which shares of Company’s common stock would be converted to cash, securities or other property, other than a merger of Company in which the holders of Company’s common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving entity immediately after the merger, or (ii) a sale, lease, exchange or transfer of all, or substantially all, of the assets of the company; (b) a stockholder approval of a plan or proposal for the liquidation or dissolution of the Company; (c) a person shall become a beneficial owner of 40% or more of Company’s outstanding common stock; or (d) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by Company’s stockholders, of each new director was approved by a vote of at least 50% of the directors eligible to vote who were directors at the beginning of the period.

The following table describes the potential payments and benefits under the Company’s agreements and plans to which the named executive officers would be entitled upon termination of their employment had such termination occurred on December 31, 2009.

Cash Severance Payment1		Vacation Pay2	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards (unamortized expense as of December 31, 2009)5,6	Excise Tax Gross-up	Total Termination Benefits
Mr. Mills
• Voluntary resignation by employee without good reason	N/A	$30,000	N/A	$0	N/A	$30,000
• Termination by the Company without cause or resignation by employee with good reason	$585,000	$30,000	$1,176(3)	$0	N/A	$616,176
• Termination by the Company without cause or resignation by employee for good reason after change in control (CIC)	$585,000	$30,000	$5,330(4)	$58,860	7	$679,190
Mr. Gyenes
• Voluntary resignation by employee without good reason	N/A	$25,000	N/A	$0	N/A	$25,000
• Termination by the Company without cause or resignation by employee with good reason	$455,000	$25,000	$15,674(3)	$0	N/A	$495,674
• Termination by the Company without cause or resignation by employee for good reason after CIC	$455,000	$25,000	$18,476(4)	$0	7	$498,476
Mr. McGrane
• Voluntary resignation by employee without good reason	N/A	$22,746	N/A	$0	N/A	$22,746
• Termination by the Company without cause or resignation by employee with good reason	$413,980	$22,746	N/A	$0	N/A	$436,726
• Termination by the Company without cause or resignation by employee for good reason after CIC	$413,980	$22,746	$3,305(4)	$43,572	7	$483,603

N/A – Not Applicable

1	Payment of the amount of base salary and the greater of preceding year or target bonus based on such person’s 2009 base salary and target bonus.

2	Assumes no vacation taken in year of termination, and a termination date of December 31, 2009. Unused and accrued vacation benefits are paid in a lump sum.

3	Represents Company paid costs in 2009 for medical, dental and vision insurance. This benefit is for twelve months.

4	Represents Company paid costs in 2009 for life, medical, dental, vision, and short- and long-term disability insurance, and 401(k) match. This benefit is paid in a lump sum.

5
All stock options vest upon a change-in-control pursuant to the terms of the 1996 Plan and the 2008 Plan.  Represents the intrinsic value of both vested and unvested stock options on December 31, 2009, based on the difference between the closing market price of the Company’s Common Stock on December 31, 2009 ($1.08) and the applicable exercise price of all stock options.

6
All restricted stock shares vest upon a change-in-control pursuant to the terms of the 1996 Plan and the 2008 Plan. Assumes the value of all vesting shares of restricted stock at $1.08 a share, the closing market price of the Company’s Common Stock on December 31, 2009.

7
Mr. Mills’ and Mr. McGrane’s change-in-control employment agreements provide for the Company to pay them an excise tax gross up payment if an excise tax is imposed following a change-in-control. Mr. Gyenes’ employment agreement does not contain a similar provision. The Company currently estimates that no excise tax would be due.

2009 Director Compensation

Directors who are employees receive no additional compensation for serving on the Board.  In 2009, we provided the following annual compensation to directors who were not employees.

Name of Director	Fees Earned and Paid in Cash1	Stock Awards2	Option Awards3	Total ($)
Stephen Kasnet	$67,500	$25,000	–	$92,500
Edward Blechschmidt	$52,000	$25,000	–	$77,000
Denis O’Donnell4	$16,417	–	–	$16,417
Valerie Andrews	$45,000	$25,000	–	$70,000
James Crofton	$52,500	$25,000	–	$77,500
Selwyn Oskowitz	$38,583	$25,000	–	$63,583
Anthony Campbell	$44,917	$25,000	$16,984	$86,901
Frank C. Condella, Jr.5	$32,833	$107,599	–	$140,432

1
This column reports the amount of cash compensation earned in 2009 for Board and Committee service. The Company currently provides to the non-employee directors reimbursement for expenses and the following compensation. The Board has reduced retainers paid in calendar year 2010 by 20%.

Annual Retainer, Chairman	$45,000

Annual Retainer, Vice Chairman	$30,000

Annual Director Retainer (except Chairman and Vice Chairman)	$20,000

Annual Committee Retainer (except Audit Committee)	$1,000

Annual Committee Retainer (Audit Committee)	$2,000

Additional Annual Retainer: Committee Chair (except Audit and Compensation Committees)	$1,000

Additional Annual Retainer: Audit Committee Chair	$15,000

Additional Annual Retainer: Compensation Committee Chair	$6,000

Meeting Attendance Fees (per day)	$1,500	(in person)
	$500	(by telephone)

Value of restricted stock granted upon election at annual meeting consists of a grant of the number of shares of restricted stock under the Company’s Long-term Performance Plans determined by dividing $25,000 by the fair market value of the Company’s Common Stock on the NASDAQ Global Market on the date of grant.	$25,000

2
This column represents the aggregate grant date fair value of awards of restricted stock granted during the 2009 fiscal year, computed in accordance with ASC 718. The aggregate grant date fair value for the restricted stock awards to each director upon his or her reelection to the Board at the 2009 Annual Meeting of Stockholders was $25,000. (See note 6 below for additional awards to Mr.Condella).  Each director had an aggregate of 8,620 shares of unvested restricted Common Stock outstanding at 2009 fiscal year end.

3
This column represents the aggregate grant date fair value of option awards made to during the 2009 fiscal year, computed in accordance with ASC 718. Mr. Campbell was granted 25,000 stock options in 2009.

4	Dr. Denis O’Donnell did not seek reelection to the Board at the 2009 Annual Meeting of Stockholders.

5
The Board elected Frank C. Condella, Jr., as a director of the Company on March 10, 2009. Compensation in this table does not reflect compensation paid to him beginning December 15, 2009, as Interim Chief Executive Officer, which is reflected in the Summary  Compensation Table.

6
In addition to Mr. Condella’s restricted stock award described in Note 2 above, he received the following restricted stock awards in 2009 (i) 16,556 shares on March 10, 2009, valued at $25,000, upon his initial election to the Board, and (ii) 12,000 shares on July 20, 2009, valued at $13,320; 12,000 shares on August 3, 2009, valued at $14,040; 12,000 shares on September 1, 2009, valued at $14,760; and 12,000 shares on October 1, 2009, valued at $15,480; each pursuant to his consulting agreement dated July 18, 2009, relating to partnering activities for the Company’s progesterone products.

Aggregate total number of shares underlying stock option awards outstanding at 2009 fiscal year end for the independent directors are shown below:

Name	Number of Shares Underlying Options
Valerie Andrews	12,000
Edward Blechschmidt	15,000
James Crofton	12,000
Stephen Kasnet	12,000
Selwyn Oskowitz	83,000
Anthony Campbell	25,000

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee serving at any time during 2009  were Valerie L. Andrews, Edward A. Blechschmidt, Frank C. Condella, Jr., James S. Crofton, and Denis M. O’Donnell, M.D. None of the Company’s executive officers served during fiscal year 2009 or currently serve and the Company anticipates that none will serve, as a member of the board of directors or compensation committee of any entity (other than the Company) that has one or more executive officers that serves on the Company’s Board or the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock.  The following table sets forth, as of April 27, 2010, information with respect to the beneficial ownership of shares of Columbia’s Common Stock by:

each person known to us to be the beneficial owner of more than 5% of the shares of Columbia’s Common Stock;

each of Columbia’s directors and director nominees;

each of Columbia’s named executive officers; and

all of Columbia’s current directors and named executive officers as a group.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the SEC; the information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 26, 2010 (60 days after April 27, 2010) through the conversion of shares of convertible preferred stock or convertible debt or the exercise of any stock option, warrant or other right.  Unless we indicate otherwise, each person has sole investment and/or voting power (or shares such powers with his or her spouse) with respect to the class of shares set forth in the following tables.

Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Total (2)
David M. Knott/Dorset Management Corporation (3) 485 Underhill Boulevard, Suite 205 Syosset, New York 11791	6,107,803	8.9%
John P. Curran (4) 230 Park Avenue New York, New York 10017	6,600,272	9.99%
Goldman Capital Management, Inc. (5) 320 Park Avenue New York, New York 10022	4,585,350	7.0%
Perry Corp. and Richard C. Perry (6) 767 Fifth Avenue, 19th Floor New York, NY 10153	4,457,142	6.8%
Directors and Named Executive Officers:
Valerie L. Andrews (7)(8)	48,981	*
Edward A. Blechschmidt (7)(8)	84,731	*
Anthony R. Campbell (8)(9)	6,381,642	9.3%
Frank C. Condella, Jr.	162,764	*
James S. Crofton (7)(8)	48,981	*
Lawrence A. Gyenes	50,000	*
Stephen G. Kasnet (7)(8)	136,981	*
Michael McGrane (7)(8)	754,259	1.1%
Robert S. Mills (7)(8)	1,079,474	1.6%
Selwyn P. Oskowitz, M.D. (7)(8)	123,681	*
All Directors and Executive Officers as a Group (10 persons) (7) (8) (9)	8,871,494	13.2%

_________________________

*	Signifies less than 1%

(1)
Includes shares that may be acquired through the conversion of shares of convertible preferred stock or convertible debt or the exercise of warrants, stock options, or other rights, in each case, that are convertible or exercisable on or before June 26, 2010.

(2)
Based on 65,605,886 shares outstanding at April 27, 2010.  In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before June 26, 2010 are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group.  These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.

(3)
Based on Schedule 13D/A, filed on March 18, 2010 with the SEC by Dorset Management Corporation and David M. Knott in which (a) Dorset Management Corporation reported beneficial ownership of 6,012,473 shares of Common Stock, which includes 2,152,381 shares of Common Stock issuable upon the conversion of the Notes and the conversion of shares of Series E Preferred Stock, and 657,002 shares of Common Stock that are issuable upon the exercise of warrants or options to purchase shares of Common Stock, and (b) David M. Knott reported beneficial ownership of the shares reported as beneficially owned by Dorset Management Corporation plus 95,330 additional shares of Common Stock.

(4)
Based on Schedule 13G/A filed on April 27, 2010 with the SEC by John P. Curran, which reported beneficial ownership of 6,600,272 shares of Common Stock.  The Schedule 13G reported that Mr. Curran does not have sole voting and dispositive power over any shares of Columbia’s Common Stock and has shared voting and dispositive power over 6,600,272 of Columbia’s Common Stock.  Mr. Curran disclaimed beneficial ownership in the securities reported in the Schedule 13G/A except to the extent of his pecuniary interest therein.

(5)
Based on a telephone conversation on March 17, 2010, between Frank C. Condella, Jr., Interim Chief Executive Officer of the Company, and Neil Goldman, President of Goldman Capital Management, Inc., in which Mr. Goldman reported beneficial ownership of 4,585,350 shares of Common Stock.

(6)
Based on a Schedule 13D filed on March 12, 2010 with the SEC by Perry Corp. and Richard C. Perry, which reported beneficial ownership of 4,457,142 shares of Common Stock issuable upon conversion of Notes or exercise of warrants to purchase Common Stock.

(7)
Includes shares which may be acquired upon the exercise of options exercisable within 60 days after April 27, 2010, as follows:  Ms. Andrews, 12,000 shares; Mr. Blechschmidt, 15,000 shares; Mr. Campbell, 25,000 shares; Mr. Crofton, 12,000 shares; Mr. Kasnet, 12,000 shares; Mr. McGrane, 663,810 shares; Mr. Mills, 977,674 shares; and, Dr. Oskowitz, 83,000 shares.

(8)
Includes restricted shares that were unvested on April 27, 2010, as follows:  Ms. Andrews, 19,230 shares; Mr. Blechschmidt, 19,230 shares; Mr. Campbell, 19,230 shares; Mr. Condella, 19,230  shares; Mr. Crofton, 19,230 shares; Mr. Kasnet, 19,230 shares; Mr. McGrane, 25,875 shares; Mr. Mills, 35,000 shares; and, Dr. Oskowitz, 19,230 shares.

(9)
Includes direct ownership of 122,265 shares of Common Stock and indirect ownership of 126,574 shares of Common Stock (including 100,000 shares that have been pledged as security).  Also includes beneficial ownership of the shares described in footnote 3 above reported as beneficially owned by Dorset Management Corporation and David M. Knott.

Series B Preferred Stock.  Michael Nissan and Marla S. Nissan of 876 Park Avenue, New York, New York 10021, hold all 130 outstanding shares of the Series B Preferred Stock as of April 27, 2010.

Series E Preferred Stock.  The following table sets forth, as of April 27, 2010, information with respect to each person known to us to be the beneficial owner of more than 5% of Columbia’s Series E Preferred Stock.  No director, director nominee, or named executive officer owns any shares of Series E Preferred Stock.

Series E Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total (1)
Perry Corp. and Richard C. Perry (2) 767 Fifth Avenue, 19th Floor New York, NY 10153	35,000	59.3%
Knott Partners Offshore Master Fund, L.P. 485 Underhill Boulevard, Suite 205 Syosset, New York 11791	9,580	16.2%
Knott Partners, L.P. 485 Underhill Boulevard, Suite 205 Syosset, New York 11791	7,980	13.5%
Shoshone Partners, L.P. 485 Underhill Boulevard, Suite 205 Syosset, New York 11791	5,180	8.8%

_______________
(1)	Based on 59,000 shares of Series E Preferred Stock outstanding at April 27, 2010.
(2)
Based on a Schedule 13D filed on March 12, 2010 with the SEC by Perry Corp. and Richard C. Perry, which reported beneficial ownership of 1,750,000 shares of Common Stock issuable upon conversion of Preferred Stock.

As of April 27, 2010, we know of no persons, other than those listed above, who beneficially own, as determined under rules of the SEC, more than 5% of our outstanding shares of Common Stock, Series B Preferred Stock or Series E Preferred Stock.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Director Independence

The Board has analyzed the independence of each director and nominee and has determined that, with the exception of Messrs. Condella and Mills, Interim CEO and President, respectively, each director qualifies as an “independent” director under the applicable NASDAQ Marketplace Rules, including that each such director or nominee is free of any relationship that would interfere with his individual exercise of independent judgment. In analyzing the independence of Mr. Campbell, the Board considered his position as a Portfolio Manager and Senior Analyst for Dorset Management Corporation, the beneficial owner of more than 5% of the Company’s Common Stock.

All of the Company’s committees are comprised solely of independent directors.

Certain Relationships and Related Party Transactions

We have a policy against our directors, officers, employees, and consultants entering into transactions that present actual or potential conflicts of interests. A conflict of interest can arise when a director, officer, employee, or consultant takes an action or has an interest that may make it difficult for him or her to perform his or her work objectively and effectively. Conflicts of interest may also arise when a director, officer, employee, or consultant (or his or her family members) receives improper personal benefits as a result of the director’s, officer’s, employee’s, or consultant’s relationship to us. This policy is reflected in our Code of Business Conduct and Ethics. In addition, the Audit Committee of the Board, pursuant to its charter, is responsible for reviewing and addressing conflicts of interest of directors and executive officers; as well as monitoring and reviewing (including discussing with management and the independent auditor) and, if appropriate, recommending to the full Board the approval or ratification of any transactions or courses of dealing with related parties that are required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Item 14. Principal Accountant Fees and Services

BDO Seidman, LLP (“BDO Seidman”), serves as the Company’s independent registered public accounting firm and has served in that capacity since July 2008. The decision to engage BDO Seidman as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Board.

The Audit Committee considered the independence of BDO Seidman and whether the audit and non-audit services BDO Seidman provide to the Company are compatible with maintaining that independence. The Audit Committee has adopted a set of policies governing the provision of non-audit services by BDO Seidman; those policies are included in the Audit Committee’s report. See “Board of Directors and Corporate Governance – Audit Committee.” The Audit Committee has adopted procedures by which the Audit Committee must approve in advance all services provided by and fees paid to the Company’s independent registered public accounting firm. The advance approval requirement was not waived in any instance during the past fiscal year.

Fees and Services of BDO Seidman, LLP

The following table sets forth the aggregate fees billed to the Company by BDO Seidman, LLP for the fiscal year ended December 31, 2009 and 2008:

	2009	2008
Audit Fees (1)	$420,700	$348,000
Audit-Related Fees (2)	16,000	2,500
Tax Fees (3)	53,500	-
All Other Fees	-	-
Total	$490,200	350,500

(1)
Audit fees consisted of fees for audit work performed in the audit of financial statements, including the audit of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act, as well as fees for quarterly reviews and registration statements.

(2)	Audit-related fees consisted principally of fees for consulting on financial accounting and reporting standards for certain transactions and related matters.
(3)	Tax fees consisted principally of fees for work performed with respect to tax compliance and tax planning.

The Audit Committee has adopted a formal policy on auditor independence requiring the advance approval by the Audit Committee of all audit and non-audit services provided by our independent registered public accounting firm. In determining whether to approve any services by our independent registered public accounting firm, the Audit Committee reviews the services and the estimated fees and considers whether approval of the proposed services will have a detrimental impact on the auditor’s independence. On an annual basis, our management reports to the Audit Committee all audit and non-audit services performed during the previous twelve months and all fees billed by our independent registered public accounting firm for such services.

In fiscal 2008 and 2009, all audit and non-audit services and the corresponding fees were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)

3.2	Amended and Restated By-laws of Company (3)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)

4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)

4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)

4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)

4.9*	Form of Restricted Stock Agreement (17)

4.10*	Form of Option Agreement (24)

4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)

10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)

10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)

10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)

10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)

10.11*	Form of Indemnification Agreement for Officers and Directors (11)

10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)

10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)

10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)

10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18)

10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)

10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)

10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)

10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)

10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)

10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22)

10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)

10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23)

10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24)

10.25*	Form of Executive Change of Control Severance Agreement (24)

10.26	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (25)

10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)

10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (29)

10.29*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A Meer dated March 11, 2009 (26)

10.30*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (26)

10.31*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (27).

10.32	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (28)

10.33	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (30)

10.34	Form of Subscription Agreement (30)

10.35	Form of Warrant to Purchase Common Stock (30)

10.36*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (31)

10.37	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (32)

10.38*	Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated December 11, 2009 (33)

10.39*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33)

10.40*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33).

14	Code of Ethics of the Company (11)

21	Subsidiaries of the Company (34)

23.1	Consent of BDO Seidman, LLP (35)

23.2	Consent of McGladrey & Pullen, LLP (35)

31(i).1	Certification of Chief Executive Officer of the Company (35)

31(i).2	Certification of Chief Financial Officer of the Company (35)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

24/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009

29/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

33/	Incorporated by reference to the Registrant’s Current Report Form 8-K, dated December 14, 2009

34/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

35/	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: April 30, 2010	By:	/s/ Mr. Lawrence A. Gyenes
Lawrence A. Gyenes, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Frank C. Condella, Jr.		April 30, 2010
	Frank C. Condella, Jr.	Interim Chief Executive Officer (Principal Executive Officer)

/s/	Robert S. Mills		April 30, 2010
	Robert S. Mills	President and Chief Operating Officer

/s/	Mr. Lawrence A. Gyenes		April 30, 2010
	Mr. Lawrence A. Gyenes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/	Valerie L. Andrews		April 30, 2010
	Valerie L. Andrews	Director

/s/	Edward A. Blechschmidt		April 30, 2010
	Edward A. Blechschmidt	Vice Chairman of the Board of Directors

/s/	Anthony R. Campbell		April 30, 2010
	Anthony R. Campbell	Director

/s/	Stephen G. Kasnet		April 30, 2010
	Stephen G. Kasnet	Chairman of the Board of Directors

/s/	Selwyn P. Oskowitz		April 30, 2010
	Selwyn P. Oskowitz	Director

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2– F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4 – F-5

Consolidated Statements of Operations for the Three Years Ended December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Comprehensive Operations for the Three Years Ended December 31, 2009, 2008 and 2007	F-7

Consolidated Statements of Shareholders' Equity (Deficiency) for the Three Years Ended December 31, 2009, 2008 and 2007	F-8

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009, 2008 and 2007	F-9 – F-10

Notes to Consolidated Financial Statements	F-11

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

McGLADREY & PULLEN, LLP
New York, New York

March 25, 2008

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

Cash and cash equivalents of which $12,225,732 and	$14,757,615	$12,497,382
$12,099,318 is interest bearing
Accounts receivable, net of allowances for	4,262,851	3,562,277
doubtful accounts of $100,000 and $100,000
Inventories	2,532,722	2,377,139
Prepaid expenses and other current assets	1,097,525	1,102,525
Total current assets	22,650,713	19,539,323

Machinery and equipment	2,547,460	2,479,602
Computer software	545,616	534,302
Office equipment and furniture and fixtures	669,599	698,920
	3,762,675	3,712,824
Less-accumulated depreciation and amortization	(3,071,196)	(2,890,967)
	691,479	821,857
	18,770,332	23,815,060
	1,644,695	1,446,249

	$43,757,219	$45,622,489

(Continued)

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
	2009	2008

CURRENT LIABILITIES:

Current portion of financing agreements	$144,897	$168,034
Accounts payable	3,662,091	2,085,463
Accrued expenses	4,588,088	4,980,643
Total current liabilities	8,395,076	7,234,140
NOTES PAYABLE	32,965,863	30,074,966
DEFERRED REVENUE	328,367	305,433
LONG-TERM PORTION OF FINANCING AGREEMENTS	15,234,406	13,126,210
TOTAL LIABILITIES	56,923,712	50,740,749

COMMITMENTS AND CONTINGENCIES

Contingently redeemable series C preferred stock	600,000	775,000
600 and 775 shares issued and outstanding in 2009 and
2008, respectively (liquidation preference of $600,000 and
$775,000)

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued
and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock 59,000 shares
issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares
authorized; 65,761,986 and 54,007,579 shares issued	657,619	540,076
Capital in excess of par value	242,637,646	228,686,942
Less cost of 131,935 and 63,644 treasury shares	(280,813)	(189,229)
Accumulated deficit	(256,979,263)	(235,109,705)
Accumulated other comprehensive income	197,727	178,065
Shareholders' deficiency	(13,766,493)	(5,893,260)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$43,757,219	$45,622,489

The accompanying notes to consolidated financial statements
are an integral part of these statements

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

NET REVENUES	$32,196,381	$36,229,114	$29,627,638

COST OF REVENUES	9,194,538	10,934,615	9,014,540
Gross profit	23,001,843	25,294,499	20,613,098

OPERATING EXPENSES:
Selling and distribution	11,982,229	12,685,618	10,111,796
General and administrative	10,559,298	8,615,381	7,824,741
Research and development	8,579,035	6,206,157	5,778,641
Amortization of licensing right	5,044,728	5,044,728	5,005,768
Total operating expenses	36,165,290	32,551,884	28,720,946

Loss from operations	(13,163,447)	(7,257,385)	(8,107,848)

OTHER INCOME (EXPENSE):
Interest income	33,830	299,805	979,953
Interest expense	(8,851,253)	(7,882,183)	(7,946,048)
Other, net	(243,720)	(100,516)	(5,440)
	(9,061,143)	(7,682,894)	(6,971,535)

Net loss before taxes	(22,224,590)	(14,940,279)	(15,079,383)
State income tax benefits	355,032	863,770	787,593
Net loss	$(21,869,558)	$(14,076,509)	$(14,291,790)

LOSS PER COMMON
SHARE - BASIC AND DILUTED	$(0.39)	$(0.27)	$(0.28)

WEIGHTED - AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	56,358,843	52,439,327	51,124,266

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance, December 31, 2006	130	$ 1	69,000	$ 690	49,694,213	$ 496,942	$ 218,687,977	$ (26,880)	$ (206,741,406)	$ 199,044	$ 12,616,368
Options exercised					43,050	431	62,810				63,241
Share based compensation expense					155,690	1,557	1,646,365				1,647,922
Conversion of Series C Preferred Stock					1,564,548	15,645	2,059,355				2,075,000
Conversion of Series E Preferred Stock			(5,453)	(55)	272,650	2,727	(2,672)				-
Purchase of treasury stock								(27,150)			(27,150)
Dividends on preferred stock							(76,894)				(76,894)
Translation adjustment										8,560	8,560
Net loss									(14,291,790)		(14,291,790)
Balance, December 31, 2007	130	$ 1	63,547	$ 635	51,730,151	$ 517,302	$ 222,376,941	$ (54,030)	$ (221,033,196)	$ 207,604	$ 2,015,257
Issuance of common stock					1,333,000	13,330	4,082,298				4,095,628
Options exercised					318,149	3,182	591,673				594,855
Conversion of Series C Preferred Stock					235,426	2,354	347,646				350,000
Conversion of Series E Preferred Stock			(4,547)	(45)	227,350	2,273	(2,228)				-
Share based compensation expense					163,503	1,635	1,345,756				1,347,391
Purchase of treasury stock								(135,199)			(135,199)
Dividends on preferred stock							(55,144)				(55,144)
Translation adjustment										(29,539)	(29,539)
Net loss									(14,076,509)		(14,076,509)
Balance, December 31, 2008	130	$ 1	59,000	$ 590	54,007,579	$ 540,076	$ 228,686,942	$ (189,229)	$ (235,109,705)	$ 178,065	$ (5,893,260)
Issuance of common stock					11,351,807	113,517	11,342,786				11,456,303
Issuance of warrants							719,904				719,904
Conversion of Series C Preferred Stock					117,449	1,174	173,826				175,000
Share based compensation expense					285,151	2,852	1,746,376				1,749,228
Purchase of treasury stock								(91,584)			(91,584)
Dividends on preferred stock							(32,188)				(32,188)
Translation adjustment										19,662	19,662
Net loss									(21,869,558)		(21,869,558)
Balance, December 31, 2009	130	$ 1	59,000	$ 590	65,761,986	$ 657,619	$ 242,637,646	$ (280,813)	$ (256,979,263)	$ 197,727	$ (13,766,493)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,869,558)	$(14,076,509)	$(14,291,790)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	5,737,242	5,510,802	5,462,888
Amortization of beneficial conversion features	1,658,981	1,466,591	1,265,496
Amortization of warrants	1,231,916	1,092,197	971,548
Provision for doubtful accounts	-	4,267	15,000
Provision for sales returns	1,226,357	1,399,991	992,502
Write-down of inventories	81,718	746,905	80,961
Share based compensation	1,749,228	1,347,391	1,647,922
Non-cash interest expense on financing agreements	2,085,059	1,702,842	1,381,407
Recognition of deferred income (Ardana)	-	(2,891,188)	-
Loss on disposal of fixed assets	-	3,048	-

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	(700,574)	244,449	(1,520,937)
Inventories	(237,301)	(76,915)	(1,023,052)
Prepaid expenses and other current assets	5,000	184,775	(293,534)
Other assets	9,175	943	(418,405)

Increase (decrease) in:
Accounts payable	1,576,628	(130,480)	(1,370,828)
Accrued expenses	(1,632,472)	(1,281,338)	(211,709)
Deferred revenue	22,934	(384,259)	(601,768)
Net cash used in operating activities	(9,055,667)	(5,136,488)	(7,914,299)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(49,853)	(375,926)	(102,021)
Net cash used in investing activities	(49,853)	(375,926)	(102,021)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	11,456,303	4,095,628	-
Proceeds from exercise of options	-	594,855	63,241
Payment for purchase of treasury stock	(91,584)	(135,199)	(27,150)
Payment pursuant to financing agreements	-	(3,540,949)	-
Dividends paid	(32,188)	(55,144)	(76,894)
Net cash or provided by or (used in) financing activities	11,332,531	959,191	(40,803)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH	33,222	(171,206)	8,557

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	2,260,233	(4,724,429)	(8,048,566)

CASH AND CASH EQUIVALENTS,
Beginning of year	12,497,382	17,221,811	25,270,377

CASH AND CASH EQUIVALENTS,
End of year	$14,757,615	$12,497,382	$17,221,811

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$3,200,000	$3,200,000	$2,488,889
Taxes paid	$52,000	$27,403	$34,759
Accrual of financing costs	$-	$-	$25,000
Increase of US Crinone License Right cost	$-	$-	$1,000,000
Conversion of Series C preference shares to
common stock	$175,000	$350,000	$2,075,000
Conversion of Series E preference shares to
common stock	$-	$454,700	$545,300
Issuance of Warrants for Option to Extend
Pharmabio Debt	$719,904	$-	$-

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

Accounts Receivable -

Accounts receivable are reported at their outstanding unpaid principal balances reduced by allowances for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Fair Value of Financial Instruments -

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

Concentration of Risk -

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 10 for customer concentrations.

The Company depends on one supplier for a key excipient (ingredient) used in its products and one supplier for one of the active pharmaceutical ingredients.

 Intangible Assets -

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

Income Taxes -

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

Payments to Distributors -

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

Research and Development Costs -

Company-sponsored research and development costs related to future products are expensed as incurred.

Share-based compensation -

The Company recognizes compensation expense [ASC 718, “Share Based Payment”, formerly SFAS 123(R)], for all stock-based awards made to employees and directors including employee stock options based on estimated fair values.

ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2009, 2008 and 2007, were $1,749,228, $ 1,314,571 and $1,490,059 respectively, which consisted primarily of stock-based compensation expense related to employee stock options.

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

Recent Accounting Pronouncements -

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

 (6) CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK

In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of Series C Preferred Stock were converted into 142,857 Common Shares; in 2006, 50 shares of Series C Preferred Stock were converted into 14,285 Common Shares, in 2007; 2,075 shares of Series C Preferred Stock were converted into 1,564,548 Common Shares; in 2008, 350 shares of Series C Preferred Stock were converted into 235,426 Common Shares and in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 Common Shares. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations.

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

Common Stock -

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

Cash and cash equivalents -

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

Geographic Information -

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

Customer Concentration -

The following table presents information about Columbia’s revenues by customer, including royalty and license revenue for the three years ended December 31:

	2009	2008	2007	% Chg 2009

MerckSerono	$ 8,627,333	$ 9,168,230	$ 8,151,292	-5.90%
Lil' Drug Store Products, Inc.	6,592,945	6,218,949	5,958,925	6.01%
Cardinal Healthcare	5,662,507	5,612,748	6,098,510	0.89%
McKesson	4,574,128	4,990,960	3,888,354	-8.35%
All others (none over 5%)	6,739,468	10,238,227	5,530,557	-34.17%
Total	$ 32,196,381	$ 36,229,114	$ 29,627,638	-11.13%

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
New York, New York

March 25, 2008

U. S.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

Charged to
	Balance at	(credited to)		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions (A)	of year

YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$ 100,000	$ -	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$ 95,733	$ 4,267	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$ 100,000	$ 15,000	$ 19,267	$ 95,733

(A) Deductions represent the write-off of uncollectible accounts.

EXHIBIT INDEX

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)
3.2	Amended and Restated By-laws of Company (3)
4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)
4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)
4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)
4.4	Form of Warrant to Purchase Common Stock (3)
4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)
4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)
4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)
4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)
4.9*	Form of Restricted Stock Agreement (17)
4.10*	Form of Option Agreement (24)
4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)
10.1	1996 Long-term Performance Plan, as amended, of the Company (2)
10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)
10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)
10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)
10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)
10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)
10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)
10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)
10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)
10.11*	Form of Indemnification Agreement for Officers and Directors (11)
10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)
10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)
10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)
10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18)
10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)
10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)
10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)
10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)
10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)
10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22)
10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)
10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23)
10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24)
10.25*	Form of Executive Change of Control Severance Agreement (24)
10.26	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (25)
10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)
10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (29)
10.29*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A. Meer dated March 11, 2009 (26)
10.30*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (26)
10.31*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (27).
10.32	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (28)
10.33	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (30)
10.34	Form of Subscription Agreement (30)
10.35	Form of Warrant to Purchase Common Stock (30)
10.36*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (31)
10.37	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (32)
10.38*	Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated December 11, 2009 (33)
10.39*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33)
10.40*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33).
14	Code of Ethics of the Company (11)
21	Subsidiaries of the Company (34)
23.1	Consent of BDO Seidman, LLP (35)
23.2	Consent of McGladrey & Pullen, LLP (35)
31(i).1	Certification of Chief Executive Officer of the Company (35)
31(i).2	Certification of Chief Financial Officer of the Company (35)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990
2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000
3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998
4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999
6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002
8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002
9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002
10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003
11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004
13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005
14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005
15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006
16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006
17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006
18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006
19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006
20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007
21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007
22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008
24/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009
26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009
27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009
28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009
29/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009
30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009
31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009
32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009
33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009
34/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009
35/	Filed herewith