Form 10-Q
period 2010-03-31
COLUMBIA LABORATORIES INC
filed 2010-05-06
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 001-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
354 Eisenhower Parkway Livingston, New Jersey (Address of principal executive offices)	07039 (Zip Code)

Registrant's telephone number, including area code: (973) 994-3999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 6, 2010: 65,605,886.
.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A (the “2009 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2010.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $9,220,493 in 2010 and $12,225,732 in 2009 is interest bearing	$11,284,243	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively	3,297,668	4,262,851
Inventories	3,088,990	2,532,722
Prepaid expenses and other current assets	1,009,323	1,097,525
Total current assets	18,680,224	22,650,713

Property and equipment, net	637,812	691,479
Intangible assets - net	17,509,150	18,770,332
Other assets	1,434,024	1,644,695

TOTAL ASSETS	$38,261,210	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$58,563	$144,897
Accounts payable	2,805,472	3,662,091
Accrued expenses	5,512,142	4,588,088
Derivative embedded within convertible notes, fair value	2,781,660	-
Total current liabilities	11,157,837	8,395,076

Notes payable	33,749,209	32,965,863
Deferred revenue	312,181	328,367
Long-term portion of financing agreements	15,867,735	15,234,406
TOTAL LIABILITIES	61,086,962	56,923,712

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock, 600 shares issued and outstanding in 2010 and 2009, respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares authorized; 65,761,986 shares issued in 2010 and 2009, respectively	657,619	657,619
Capital in excess of par value	243,191,797	242,637,646
Less cost of 152,795 and 131,935 treasury shares in 2010 and 2009, respectively	(306,369)	(280,813)
Accumulated deficit	(267,158,299)	(256,979,263)
Accumulated other comprehensive income	188,909	197,727
Shareholders' deficit	(23,425,752)	(13,766,493)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$38,261,210	$43,757,219

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

NET REVENUES	$7,172,899	$7,321,187

COST OF REVENUES	1,176,579	1,780,018
Gross profit	5,996,320	5,541,169

OPERATING EXPENSES:
Selling and distribution	3,250,319	2,793,236
General and administrative	4,126,318	2,488,553
Research and development	2,341,818	2,245,385
Amortization of licensing right	1,261,182	1,261,182
Total operating expenses	10,979,637	8,788,356

Loss from operations	(4,983,317)	(3,247,187)

OTHER INCOME (EXPENSES):
Interest income	1,620	19,197
Interest expense	(2,302,794)	(2,048,101)
Change in fair value of derivative	(2,781,660)	-
Other, net	(110,685)	(40,546)
Total other expenses	(5,193,519)	(2,069,450)

Loss before taxes	(10,176,836)	(5,316,637)
State income taxes	(2,200)	(16,930)
NET LOSS	$(10,179,036)	$(5,333,567)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.16)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	65,388,921	54,296,686

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET LOSS	$ (10,179,036)	$(5,333,567)

Other comprehensive income (loss):
Foreign currency translation	(8,818)	12,633

COMPREHENSIVE LOSS	$ (10,187,854)	$(5,320,934)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,179,036)	$(5,333,567)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	1,526,916	1,385,300
Amortization on beneficial conversion features	451,490	393,688
Amortization on warrant valuation	331,857	294,219
Change in fair value of derivative	2,781,660	-
Provision for sales returns	1,063,993	404,027
Writedown of inventories	14,001	-
Stock based compensation	561,651	456,757
Non-cash interest expense on financing agreements	546,995	444,263
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	965,183	(527,486)
Inventories	(570,269)	(637,570)
Prepaid expenses and other current assets	88,202	(15,087)
Other assets	(183)	(2,711)
Increase (decrease) in:
Accounts payable	(856,619)	211,125
Accrued expenses	(133,833)	(281,822)
Deferred revenue	(16,186)	(12,733)
Net cash used in operating activities	(3,424,178)	(3,221,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,214)	(4,946)
Net cash used in investing activities	(1,214)	(4,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	-	750,000
Proceeds from exercise of options	-	-
Payments for purchase of treasury stock	(25,556)	(23,389)
Payments pursuant to financing agreements	-	-
Dividends paid	(7,500)	(9,688)
Net cash provided by (used in) financing activities	(33,056)	716,923

(continued)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,924)	(35,368)

NET DECREASE IN CASH	(3,473,372)	(2,544,988)

CASH, BEGINNING OF PERIOD	14,757,615	12,497,382

CASH END OF PERIOD	$11,284,243	$9,952,394

SUPPLEMENTAL INFORMATION

Interest paid	$800,000	$800,001

Taxes paid	$8,500	$31,617

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

An analysis of the reserve for sales returns is as follows:

	Three Months Ended March 31,
	2010	2009

Balance at beginning of year	$ 1,883,623	$ 1,864,316

Provision:
Related to current period sales	319,078	154,027
Related to prior period sales	744,915	250,000
	1,063,993	404,027

Returns:
Related to current period sales	(7,879)	(6,845)
Related to prior period sales	(332,770)	(538,498)
	(340,649)	(545,343)

Balance at end of quarter	$ 2,606,967	$ 1,723,000

The Company believes that the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions. They are wholly dependent on the Company’s ability to sell and market the products. If prescriptions are lower in future periods, then the current reserve may not be adequate.

(3)	INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$ 2,058,683	$ 1,343,742
Raw materials	1,030,307	1,188,980

	$ 3,088,990	$ 2,532,722

(4)	FINANCING AGREEMENTS:

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio will receive a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues, and a 4.5% royalty on net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and are subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeds the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company is being recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%. The Company has paid PharmaBio approximately $13.5 million through March of 2010. Interest expense for the quarters ended March 31, 2010 and 2009 was $0.6 million and $0.5 million, respectively. The balance of the minimum royalty payments, estimated to be $16.5 million, is due November 2010.

Long term liabilities from financing agreements consisted of the following:

	March 31,	December 31,
	2010	2009
STRIANT Agreement	$ 15,926,298	$ 15,379,303
Less: current portion	58,563	144,897
	$ 15,867,735	$ 15,234,406

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  Using the Black Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 months through November 2010.  The amortization expense recorded in the quarter ended March 31, 2010 was approximately $0.1 million.

(5)	NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the PharmaBio financing Agreement (see Note 4) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes.  These discounts are being amortized at an imputed rate over the five year term of the related notes. For the quarters ended March 31, 2010 and 2009, $0.7 million and $0.8 million, respectively, of amortization related to these discounts were classified as interest expense in our consolidated statements of operations. Unamortized discounts of $6.3 million and $7.0 million have been reflected as a reduction to the face value of the convertible notes in our consolidated balance sheet as of March 31, 2010 and December 31, 2009, respectively.

The notes contain an embedded derivative that allows the holders to redeem the notes at face value in the event of the sale of substantially all of the assets of the Company. This feature was previously assigned a nominal value as the Company assessed the potential for such sale to be remote.   The Watson Transaction, as described in Note 12, if approved by the stockholders, will result in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Watson Transaction and the carrying value of the notes.  Accordingly the Company recorded a non-cash charge of $2,781,660.

If the notes remain outstanding, the value of the embedded derivative will fluctuate in future periods based on any changes in the fair value of the consideration and the carrying value of the notes.  Should the Watson Transaction not close, and no similar transactions appear likely, the value of the embedded derivative will be reversed.

The embedded derivative is classified as a Level 2 valuation as described in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10, “Fair Value Measurements and Disclosures.”

(6)	GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations. Most arrangements with licensees are made by the Bermuda company. These customers sell their products into several countries. The Company’s two largest international customers are Merck Serono and to a lesser extent going forward, Lil’ Drug Store Products.

The following table shows selected information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the three months
ended March 31, 2010
United States	$ 4,649,037	$ 32,586,890

Switzerland	2,363,620	5,674,320
Other countries	160,242	-
Total International	2,523,862	5,674,320
Total	$ 7,172,899	$ 38,261,210

As of and for the three months
ended March 31, 2009
United States	$ 5,157,187	$ 35,458,261

Switzerland	2,164,000	7,421,740
Other countries	-	-
Total International	2,164,000	7,421,740
Total	$ 7,321,187	$ 42,880,001

(7)	LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$ (10,179,036)	$(5,333,567)
Less: Preferred stock dividends	(7,500)	(9,688)

Net loss applicable to
common stock	$ (10,186,536)	$(5,343,255)

Basic and diluted:
Weighted average number of
common shares outstanding	65,388,921	54,296,686

Basic and diluted net loss per common share	$ (0.16)	$ (0.10)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected Restricted Shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the convertible notes, convertible preferred stock and selected Restricted Shares excluded from the calculation amounted to 27,954,254 and 21,961,179 at March 31, 2010, and 2009, respectively.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system (BDS), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on future sales, if any, of Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE.  Claims, other than the breach of contract, have been dismissed.  To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

(9)	STOCK-BASED COMPENSATION:

The Company’s net loss for the three months ended March 31, 2010 and March 31, 2009 included $0.6 million and $0.5 million, respectively, of compensation expense.

	Three Months Ended March 31,
Stock Based Compensation	2010	2009

Cost of revenues	$ 23,234	$ 32,492

Selling and distribution	231,290	92,003

General and administrative	264,211	295,197

Research and development	42,916	37,065

Total	$ 561,651	$ 456,757

The Company did not grant any options or restricted stock to employees, consultants or directors, during the three months ended March 31, 2010. During the three months ended March 31, 2010, 72,600 options expired unexercised.

(10)	FAIR VALUE OF FINANCIAL INSTRUMENT

The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $ $34,915,364 and $34,507,598 at March 31, 2010 and December 31, 2009, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable, determined through consideration of market conditions, including available interest rates, credit spreads and the Company’s liquidity, and the intrinsic value of the beneficial conversion feature.  The carrying value of the convertible notes payable and beneficial conversion feature amounted to $33,749,209 and $32,965,863 at March 31, 2010 and December 31, 2009, respectively. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 4 approximate their carrying amount.

The estimated fair value of the convertible notes payable embedded derivative related to the sale of substantially all of the assets of the Company as of March 31, 2010 was $2,781,660 and had a nominal fair value at December 31, 2009.   This value is determined based on the Company’s assessment of the likelihood of such sale and its estimate of the related fair value of consideration to be paid.

(11)	RECENT ACCOUNTING PRONOUNCEMENTS:

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

(12)	WATSON TRANSACTION AND DEBT RESTRUCTURING

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

None of the Shares or the shares and warrants to be issued under the Note Purchase Agreements have been registered under the Securities Act (or the laws of any state or other jurisdiction) and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements thereof. This Form 10-Q does not constitute an offer for the sale of any securities of the Company or a solicitation of any offer to buy any securities of the Company.

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

Accounting Treatment of the Transaction

The Company will allocate the $47 million initial proceeds, net of transaction expenses to 1) the then fair value of the 11.2 million common shares; and 2) the elimination of the remaining book value of the CRINONE intangible assets (which was $17.5 million as of March 31, 2009). The excess, if any, will be recorded as revenue over the remaining research & development period for the PREGNANT study through the Company's filing and FDA acceptance of the new drug application which is expected to occur by mid-2011. The accounting treatment for the debt extinguishments will need to be evaluated at a later date, subject to the timing of the Watson Transaction and the Company's share price at the transaction date.

The notes contain an embedded derivative that allows the holders to redeem the notes at face value in the event of the sale of substantially all of the assets of the Company. This feature was previously assigned a nominal value as the Company assessed the potential for such sale to be remote.  The Watson Transaction, if approved by the stockholders, will result in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Watson Transaction and the carrying value of the notes.  Accordingly the Company recorded a non-cash charge of $2,781,660.

(13)	SUBSEQUENT EVENTS

In connection with the preparation of the Company’s financial statements at March 31, 2010, subsequent events have been evaluated through the date of the filing of this Form 10-Q.

On April 15, 2010, Robert S. Mills resigned from his positions as President and Chief Operating Officer and as a director of Columbia Laboratories.

On May 4, 2010, Frank C. Condella, Jr., previously Interim Chief Executive Officer, was named President and Chief Executive Officer of Columbia Laboratories.

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

Products

Progesterone Products
 CRINONE® 8% (progesterone gel) marketed and sold by us in the U.S.

 CRINONE® 8% sold to Merck Serono for resale outside the U.S.

 PROCHIEVE® 8% (progesterone gel) sold by us in the U.S.

 PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that will terminate on July 23, 2010.

Other Products	 STRIANT® (testosterone buccal system) marketed and sold by us in the U.S.  STRIANT® sold to Mipharm, S.p.A. for resale in Italy.  Royalty and licensing revenues.

In 2009, we also sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for resale pursuant to a supply agreement that expired on October 31, 2009.  During 2010, we have received and intend to fulfill additional orders for Replens and Rephresh products from Lil’ Drug Store.

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

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson Pharmaceuticals, Inc. for a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products. Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  See Note 12 included in “Item 1. Financial Statements.”

On March 3, 2010 we also entered into contingent agreements with the holders of our senior debt and our convertible subordinated notes under which, if the Watson Transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible subordinated notes shares of common stock and warrants to purchase common stock.  See Note 12 included in “Item 1. Financial Statements.”

Results of Operations - Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Total net revenues decreased 2% in the three months ended March 31, 2010 to $7.2 million as compared to $7.3 million in the three months ended March 31, 2009.

Total net revenues from progesterone products increased 25% to $6.8 million in the three months ended March 31, 2010 as compared to $5.4 million in the three months ended March 31, 2009 on a 20% volume increase.  Combined U.S. net revenues for CRINONE and PROCHIEVE increased 34% in the three months ended March 31, 2010, over the same period in 2009 with unit volume up 46%. This increase was dampened by higher reserves for returned goods.  Domestic CRINONE net revenues increased by 33%, despite additional sales returns reserves, as a result of a 55% increase in volume.  Net revenues from international sales of CRINONE® 8% increased 11% over the first quarter of 2009 on a 15% volume increase.  Net revenues from other products were $0.4 million in the first quarter of 2010 as compared with $1.9 million in the first quarter of 2009, a 78% decrease.  The expiration in October 2009 of Columbia's contract with Lil’ Drug Store Products, Inc., for the OTC products, RepHresh® and Replens®, resulted in a $1.1 million decrease in net revenues in the 2010 quarter.  In addition, STRIANT net revenues were $0.3 million lower in the 2010 period attributable primarily to higher sales return reserves.

Gross profit improved by 8% from $5.5 million to $6.0 million; gross margin as a percentage of net revenues improved from 76% in the first quarter of 2009 to 84% in the first quarter of 2010, reflecting the shift in product mix toward higher-margin Progesterone Products, offset, in part, by higher contract manufacturing costs resulting from a weaker dollar.

Selling and distribution expenses increased 16% to $3.3 million in the three months ended March 31, 2010, as compared to $2.8 million in the three months ended March 31, 2009, primarily due to increased spending on marketing programs highlighting the several favorable papers and abstracts regarding CRINONE presented at the American Society for Reproductive Medicine Annual Meeting last fall as well as $0.2 million in severance costs.  Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In summary, in the first quarter of 2010, sales force and management costs were $2.0 million (including $0.2 million of severance), product marketing expenses of approximately $1.0 million and $0.3 million in sales information and distribution costs.  The comparable costs for the first quarter of 2009 were $1.7 million for sales force and management costs, $0.9 million in product marketing expenses and $0.2 million for sales information and distribution costs.

General and administrative expenses increased 66% to $4.1 million in the three months ended March 31, 2010 as compared to $2.5 million in the three months ended March 31, 2009.  The increased expense in the 2010 quarter was attributable entirely to the $1.6 million in costs related to the Watson Transaction.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

Research and development expenses increased 4% to $2.3 million in the three months ended March 31, 2010, as compared to $2.2 million in the three months ended March 31, 2009. The increase was driven by higher costs of the PREGNANT Study in the 2010 quarter.   Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and the cost of regulatory filings for our products.

We purchased the marketing rights for U.S. sales of CRINONE from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33.0 million charge is being amortized over 6.75 years, and the $1.0 million charge is being amortized over 6.5 years.  Amortization of the acquisition cost for the CRINONE U.S. marketing rights in each of  the quarters ended March 31, 2010 and 2009 was $1.3 million.

Other income/expense for the quarter ended March 31, 2010 consisted primarily of interest expense of $2.3 million associated with the $40 million convertible notes, the financing agreements and warrant amortization with PharmaBio, and $2.8 million representing the non-cash charge for the embedded derivative related to the Notes that are to be repaid as part of the Watson Transactions.

Interest expense for the quarter ended March 31, 2009 was $2.0 million.

As a result, the net loss for the three months ended March 31, 2010 was $10.2 million or $(0.16) per share as compared to the net loss for the three months ended March 31, 2009 of $5.3 million or $(0.10) per share.

Liquidity and Capital Resources

Cash and cash equivalents were $11.3 million and $14.8 million at March 31, 2010 and December 31, 2009, respectively.

The Company believes the $11.3 million of cash on hand at March 31, 2010 will allow it to sustain its operations for at least the next twelve months.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Cash flows:
Operating activities	$(3,334,178)	$(3,221,597)
Investing activities	(1,214)	(4,946)
Financing activities	(33,056)	716,923

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2010 resulted primarily from $2.9 million net operating losses after applying non-cash charges and increases in working capital of $0.5 million.  The net loss of $10.2 million in the first quarter of 2010 included non-cash items for depreciation, amortization, a change in the fair value of a derivative, stock-based compensation, provision for sales returns, and non-cash interest expense, which totaled $7.3 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.9 million for the first quarter of 2010.  Accounts receivable decreased by $1.0 million as a result of higher sales late in the fourth quarter of 2009 which payment was made in the first quarter of 2010.  Inventories grew by $0.6 million during the period to meet specific customer orders. Accounts payable decreased by $0.9 million and accrued expenses decreased by $0.1 million.  The decrease in accounts payable is due primarily to payments for marketing programs and for the PREGNANT  STUDY. The reduction in accrued expenses of $0.1 million related to the distributor service fees and professional fees paid during the quarter.

Net cash used in operating activities for the three months ended March 31, 2009 resulted primarily from $2.0 million net operating losses after applying non-cash charges and increases working capital of $1.3 million.  The net loss of $5.3 million in the first quarter of 2009 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $3.3 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.0 million for the first quarter of 2009.  Accounts receivable increased by $0.5 million as a result of sales later in the quarter for which payment is due in the following quarter.  Inventories grew by $0.6 million during the period to meet specific customer orders. Accounts payable increased by $0.2 million and accrued expenses decreased by $0.3 million.  The increase in accounts payable is due primarily to higher inventory levels and increased expenses for the clinical trials. The reduction in accrued expenses of $0.3 million related to the distributor service fees and professional fees paid during the quarter.

Investing activities:

Net cash used in investing activities was insignificant in the first quarter of 2010 and 2009.

Financing Activities:

Net cash used in financing activities in the first quarter of 2010 was similarly insignificant.

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

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning on November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  See Note 4 included in “Item 1. Financial Statements.”

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of certain patents underlying the Company’s BDS, other patent applications and related technology, the Company pays Bio-Mimetics, Inc. a royalty equal to two percent (2%) of the net sales of products based on the assets purchased from Bio-Mimetics, Inc., up to an aggregate of $7.5 million or until the last of the relevant patents expire. The Company is required to prepay 25% of the remaining maximum royalty obligation, in cash or stock at the option of the Company, within 30 days of March 2 of any year in which the closing price on that date of the Company’s Common Stock on any national securities exchange is $20 or more. Through March 31, 2010, the Company has paid approximately $3.9 million in royalty payments to Bio-Mimetics. Due to expiration in September 2006 of certain patents purchased from Bio-Mimetics, Inc., royalties to Bio-Mimetics, Inc. are no longer paid on CRINONE®, PROCHIEVE®, or STRIANT® products. Bio-Mimetics, Inc. has sued us for breach of contract and seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics, Inc. for disputed royalty payments and intends to defend this action vigorously.

On October 22, 2009, the Company entered into a Placement Agent Agreement with Oppenheimer & Co. Inc. (Oppenheimer") and The Benchmark Company, LLC ("Benchmark"), as placement agents (collectively, the “Placement Agents”), relating to a registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock (the “Offering”).  On October 28, 2009 the Company consummated the sale of 10,900,000 shares of its Common Stock and warrants to purchase 5,450,000 shares of its Common Stock in a registered direct offering for gross proceeds of $11,722,000. The Common Stock and warrants were sold in units, with each unit consisting of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock at a price of $1.08 per unit.  The warrants will be exercisable at an exercise price of $1.52 per share of Common Stock, subject to adjustments, at any time on or after April 30, 2010 and ending on April 30, 2015. The Company received net proceeds of approximately $10,709,000 from the offering after offering-related fees and expenses. The Company paid the Placement Agents a fee equal to 6.5% of the gross proceeds received by the Company from the Offering (the “Placement Fee”).  The shares and warrants were offered pursuant to an existing effective shelf registration statement on Form S-3 (Registration No. 333-155530) which was declared effective by the SEC on December 5, 2008.

On March 3, 2010, we entered into contingent agreements with PharmaBio and the holders of our Convertible Notes under which, if the Watson Transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of Convertible Notes shares of common stock and warrants to purchase common stock.  See Note 12 included in "Item 1. Financial Statements.”

As of March 31, 2010, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $52.4 million of additional capital and would cause the number of shares outstanding to increase. Options and warrants outstanding at March 31, 2010 were 5,887,704 and 10,942,755, respectively.  However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at March 31, 2010 and March 31, 2009 was $0.0 million and $0.0 million respectively.

Significant expenditures anticipated by the Company in the near future are concentrated on research and development related to new products and new indications for currently approved products.

Watson Transactions

On March, 3, 2010, Columbia entered into a definitive agreement to sell, subject to stockholder approval, substantially all of its progesterone related assets, including its preterm birth patents and applications and 11.2 million shares of common stock, to Watson Pharmaceuticals, Inc. (the “Watson Transactions”) for upfront and milestone payments of up to $92.5 million.  These include a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products. Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy. The closing of the transaction is subject to customary conditions, including approval by Columbia’s stockholders. Columbia will retain certain assets and rights to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono S.A.    See Note 12 included in "Item 1. Financial Statements.”

ADDITIONAL INFORMATION ABOUT THE WATSON TRANSACTIONS AND WHERE TO FIND IT

This communication is not a solicitation of a proxy from any security holder of Columbia. In connection with stockholder approval of the sale of the assets contemplated by the Purchase and Collaboration Agreement and certain other matters, Columbia has filed with the SEC a preliminary proxy statement and intends to file a definitive proxy statement and to mail to its security holders a definitive proxy statement and other materials. THE PROXY STATEMENT WILL BE SENT TO COLUMBIA SECURITY HOLDERS AND WILL CONTAIN IMPORTANT INFORMATION ABOUT COLUMBIA, WATSON, THE SALE OF THE ASSETS PURSUANT TO THE PURCHASE AND COLLABORATION AGREEMENT, AND RELATED MATTERS. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC CAREFULLY WHEN THEY ARE AVAILABLE BEFORE MAKING ANY VOTING OR INVESTMENT DECISION WITH RESPECT TO THE PROPOSED SALE OF THE ASSETS AND THE OTHER MATTERS DESCRIBED THEREIN. Free copies of the proxy statement and other documents filed with the SEC by Columbia, when they become available, can be obtained through the website maintained by the SEC at www.sec.gov. In addition, free copies of the proxy statement will be available from Columbia by contacting Lawrence A. Gyenes at (973) 486-8860 or lgyenes@columbialabs.com, or on Columbia’s investor relations website at www.cbrxir.com.

PARTICIPATION IN THE SOLICITATION

Columbia and its directors and executive officers and certain other members of management may be deemed to be participants in the solicitation of proxies from Columbia's stockholders in connection with the proposed transactions described herein. Information regarding the special interests of these directors, executive officers and members of management in the proposed transactions will be included in the proxy statement and other relevant documents filed with the SEC. Additional information regarding Columbia’s directors and executive officers is also included in Columbia’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, which was filed with the SEC on April 30, 2010. Columbia’s Form 10-K/A is available free of charge at the SEC’s website at www.sec.gov and from Columbia by contacting it as described above.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K/A for the year ended December 31, 2009, have not materially changed since that report was filed.

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

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see  Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K/A for the year ended December 31, 2009, beginning on page F-10. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

	Three Months Ended
	March 31,
	2010	2009
Risk free interest rate	-	1.78%
Expected term	-	4.6 years
Dividend yield	-	0
Expected volatility	-	0.9295

Fair Value of Financial Instruments- The estimated fair value of the convertible subordinated notes payable and beneficial conversion feature amounted to $34,915,364 and $34,507,598 at March 31, 2010 and December 31, 2009, respectively. This value is the aggregate of the estimated future cash flows associated with the settlement of the notes payable, determined through consideration of market conditions, including available interest rates, credit spreads and the Company’s liquidity, and the intrinsic value of the beneficial conversion feature.  The carrying value of the convertible notes payable and beneficial conversion feature amounted to $33,749,209 and $32,965,863 at March 31, 2010 and December 31, 2009, respectively. The fair value of accounts receivable, accounts payable and the financing agreements described in Note 4 approximate their carrying amount.

Forward-Looking Information

This communication contains forward-looking statements, which statements are indicated by the words “may,” “will,” “plans,” “believes,” “expects,” “anticipates,” “potential,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Factors that might cause future results to differ include, but are not limited to, the following: approval of the sale of the assets and other matters contemplated by the Purchase and Collaboration Agreement with Watson Pharmaceuticals, Inc., by Columbia's stockholders; the successful marketing of CRINONE® and STRIANT® in the United States; the successful marketing of CRINONE by Merck Serono outside the United States; the timely and successful completion of the ongoing Phase III PREGNANT (PROCHIEVE® Extending Gestation A New Therapy) Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy; successful development of a next-generation vaginal progesterone product; success in obtaining acceptance and approval of new products and new indications for current products by the United States Food and Drug Administration and international regulatory agencies; the impact of competitive products and pricing; our ability to obtain financing in order to fund our operations and repay our debt as it becomes due; the timely and successful negotiation of partnerships or other transactions; the strength of the United States dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC. Completion of the sale of the assets under the Purchase and Collaboration Agreement with Watson Pharmaceuticals, Inc., and the other transactions disclosed in the Company's press release dated March 4, 2010, are subject to various conditions to closing, and there can be no assurance those conditions will be satisfied or that such sale or other transactions will be completed on the terms described in the Purchase and Collaboration Agreement with Watson Pharmaceuticals, Inc., or other agreements related thereto or at all. All forward-looking statements contained herein are neither promises nor guarantees. Columbia does not undertake any responsibility to revise or update any forward-looking statements contained herein.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Expenditures primarily related to manufacturing in the three months ended March 31, 2010 would remain the same if the average 2009 exchange rates had been in effect in 2010.

Item 4                 Controls And Procedures

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

Based on their evaluation at March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system (BDS), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million or until the last of the relevant patents expired. The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continues on future sales, if any, of Replens® and RepHresh®. On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE.  Claims, other than the breach of contract, have been dismissed.  To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full. The Company has denied all such allegations and believes it has no contractual liability to Bio-Mimetics for the disputed royalty payments and intends to defend this action vigorously.

Item 1A.                 Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults upon Senior Securities

None.

Item 4.                 Removed and Reserved

None.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

(a)	Exhibits

2.1	Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Watson Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (1)
10.1	Note Purchase and Amendment Agreements, each dated as of March 3, 2010, between Columbia Laboratories, Inc. and the Holders named therein (1)
10.2	Amendment No. 1, dated as of March 3, 2010, to the Company’s Convertible Subordinated Notes due December 31, 2011 (1)
10.3
Letter Agreement, dated March 3, 2010, between Columbia Laboratories, Inc. and PharmaBio Development Inc., relating to the Investment and Royalty Agreement, dated March 5, 2003, between Columbia Laboratories, Inc. and PharmaBio Development Inc., as previously amended and supplemented (1)

10.4 †	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plans or arrangements

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 4, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE: May 6, 2010