Form 10-Q/A
period 2010-03-31
COLUMBIA LABORATORIES INC
filed 2010-07-30
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No   ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of July 30, 2010: 84,134,294.
.

EXPLANATORY NOTE

Columbia Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the "Original Report "), initially filed with the Securities and Exchange Commission (“SEC”) on May 6, 2010 (the “Original Filing”), to amend and restate financial statements and other financial information for the period ended March 31, 2010.  The Company has determined the need to restate such financial statements and other financial information to make the following changes solely as a result of and to reflect the restatement:
☐	Amend the Financial Statements;

☐	Amend Results of Operations and Liquidity and Capital Resources sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

☐	Amend the disclosure contained under Item 4 - Controls and Procedures;

☐	Re-execute the certifications for the Chief Executive Officer and Chief Financial Officers required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

On March 4, 2010, the Company announced that it had entered into contingent agreements to purchase its $40 million in convertible notes due December 31, 2011 (the “Notes”).  As consideration for the Notes, the Note holders were to receive their proportional share of the following: $26 million in cash, warrants to purchase 7.75 million shares of Columbia's common stock, and $10 million in shares of Columbia's common stock (the cash, warrants, and common stock together being the “Consideration”). The closings of the transactions under the Note purchase agreements were subject to various closing conditions, including the closing of certain transactions with Watson Pharmaceuticals, Inc. (the “Watson Transactions”) that were also announced on March 4, 2010.

In the quarter ended March 31, 2010, the Company recorded a non-cash charge of $2,781,660 for an embedded derivative representing the difference between the carrying value of the Notes and the fair value of the Consideration, for accounting purposes.  This charge resulted from the Note holders’ right to redeem the Notes in the event of the sale of substantially all of the assets of the Company.  The Watson Transactions, which subsequently closed on July 2, 2010, qualified as a sale of substantially all of the assets of the Company.  Management determined on July 26, 2010 that in calculating the embedded derivative, the value of the Consideration given, for accounting purposes, was calculated in error and was understated by $3,066,490.

The consolidated financial statements for the fiscal quarter ended March 31, 2010 have been amended to account for the effects of this correction. The quantitative impact of the adjustment results in an increase of net loss and basic loss per share from $10,179,036 to $13,245,526 and $(0.16) to $(0.20), respectively, for the quarter ended March 31, 2010.  In addition, a new Note 2 has been added which describes the financial impact of the restatement on the previously reported interim period.  The accounting entries do not impact the Company’s cash position and there is no effect on the Company’s operating income (loss) or cash flows.

Except as discussed above, the Company has not modified or updated disclosures presented in the Original Report.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures affected by subsequent events or discoveries.  It also does not affect information contained in the Original Report which was not impacted by the restatement.  Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Report.

This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC  subsequent to the filing of the Original Report.

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010 (Restated)*	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $9,220,493 in 2010 and $12,225,732 in 2009 is interest bearing	$11,284,243	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively	3,297,668	4,262,851
Inventories	3,088,990	2,532,722
Prepaid expenses and other current assets	1,009,323	1,097,525
Total current assets	18,680,224	22,650,713

Property and equipment, net	637,812	691,479
Intangible assets - net	17,509,150	18,770,332
Other assets	1,434,024	1,644,695

TOTAL ASSETS	$38,261,210	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$58,563	$144,897
Accounts payable	2,805,472	3,662,091
Accrued expenses	5,512,142	4,588,088
Derivative embedded within convertible notes, fair value	5,848,150	-
Total current liabilities	14,224,327	8,395,076

Notes payable	33,749,209	32,965,863
Deferred revenue	312,181	328,367
Long-term portion of financing agreements	15,867,735	15,234,406
TOTAL LIABILITIES	64,153,452	56,923,712

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock, 600 shares issued and outstanding in 2010 and 2009, respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares authorized; 65,761,986 shares issued in 2010 and 2009, respectively	657,619	657,619
Capital in excess of par value	243,191,797	242,637,646
Less cost of 152,795 and 131,935 treasury shares in 2010 and 2009, respectively	(306,369)	(280,813)
Accumulated deficit	(270,224,789)	(256,979,263)
Accumulated other comprehensive income	188,909	197,727
Shareholders' deficit	(26,492,242)	(13,766,493)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$38,261,210	$43,757,219

* - See Note 2 - Restatement of Previously Reported Interim Period.

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010 (Restated)*	2009

NET REVENUES	$7,172,899	$7,321,187

COST OF REVENUES	1,176,579	1,780,018
Gross profit	5,996,320	5,541,169

OPERATING EXPENSES:
Selling and distribution	3,250,319	2,793,236
General and administrative	4,126,318	2,488,553
Research and development	2,341,818	2,245,385
Amortization of licensing right	1,261,182	1,261,182
Total operating expenses	10,979,637	8,788,356

Loss from operations	(4,983,317)	(3,247,187)

OTHER INCOME (EXPENSES):
Interest income	1,620	19,197
Interest expense	(2,302,794)	(2,048,101)
Change in fair value of derivative	(5,848,150)	-
Other, net	(110,685)	(40,546)
Total other expenses	(8,260,009)	(2,069,450)

Loss before taxes	(13,243,326)	(5,316,637)
State income taxes	(2,200)	(16,930)
NET LOSS	$(13,245,526)	$(5,333,567)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.20)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	65,388,921	54,296,686

* - See Note 2 - Restatement of Previously Reported Interim Period.

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010 (Restated)*	2009

NET LOSS	$ (13,245,526)	$ (5,333,567)

Other comprehensive income (loss):
Foreign currency translation	(8,818)	12,633

COMPREHENSIVE LOSS	$ (13,254,344)	$ (5,320,934)

* - See Note 2 - Restatement of Previously Reported Interim Period.

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010 (Restated)*	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,245,526)	$(5,333,567)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	1,526,916	1,385,300
Amortization on beneficial conversion features	451,490	393,688
Amortization on warrant valuation	331,857	294,219
Change in fair value of derivative	5,848,150	-
Provision for sales returns	1,063,993	404,027
Writedown of inventories	14,001	-
Stock based compensation	561,651	456,757
Non-cash interest expense on financing agreements	546,995	444,263
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	965,183	(527,486)
Inventories	(570,269)	(637,570)
Prepaid expenses and other current assets	88,202	(15,087)
Other assets	(183)	(2,711)
Increase (decrease) in:
Accounts payable	(856,619)	211,125
Accrued expenses	(133,833)	(281,822)
Deferred revenue	(16,186)	(12,733)
Net cash used in operating activities	(3,424,178)	(3,221,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,214)	(4,946)
Net cash used in investing activities	(1,214)	(4,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	-	750,000
Proceeds from exercise of options	-	-
Payments for purchase of treasury stock	(25,556)	(23,389)
Payments pursuant to financing agreements	-	-
Dividends paid	(7,500)	(9,688)
Net cash provided by (used in) financing activities	(33,056)	716,923

(continued)

* - See Note 2 - Restatement of Previously Reported Interim Period.

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010 (Restated)*	2009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,924)	(35,368)

NET DECREASE IN CASH	(3,473,372)	(2,544,988)

CASH, BEGINNING OF PERIOD	14,757,615	12,497,382

CASH END OF PERIOD	$ 11,284,243	$ 9,952,394

SUPPLEMENTAL INFORMATION

Interest paid	$ 800,000	$ 800,001

Taxes paid	$ 8,500	$ 31,617

* - See Note 2 - Restatement of Previously Reported Interim Period.
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

(2)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2010, the Company announced that it had entered into contingent agreements to purchase its $40 million in convertible notes due December 31, 2011 (the “Notes”).  As consideration for the Notes, the Note holders were to receive their proportional share of the following: $26 million in cash, warrants to purchase 7.75 million shares of Columbia's common stock, and $10 million in shares of Columbia's common stock (the cash, warrants, and common stock together being the “Consideration”). The closings of the transactions under the Note purchase agreements were subject to various closing conditions, including the closing of certain transactions with Watson Pharmaceuticals, Inc. (the “Watson Transactions”) that were also announced on March 4, 2010.

In the quarter ended March 31, 2010, the Company recorded a non-cash charge of $2,781,660 for an embedded derivative representing the difference between the carrying value of the Notes and the fair value of the Consideration, for accounting purposes.  This charge resulted from the Note holders’ right to redeem the Notes in the event of the sale of substantially all of the assets of the Company.  The Watson Transactions, which subsequently closed on July 2, 2010, qualified as a sale of substantially all of the assets of the Company.  Management determined on July 26, 2010 that in calculating the embedded derivative, the value of the Consideration given, for accounting purposes, was calculated in error and was understated by $3,066,490.

The Company’s financial statements have been amended for the correction of an error in calculating the value of the embedded derivative as described above.

Previously
Reported	Correction	Restated

Derivative embedded within convertible notes, fair value	$2,781,660	$3,066,490	$5,848,150
Total current liabilities	$11,157,837	$3,066,490	$14,224,327

Accumulated deficit	$(267,158,299)	$(3,066,490)	$(270,224,789)
Total shareholders’ deficit	$(23,425,752)	$(3,066,490)	$(26,492,242)

Three Months Ended
March 31, 2010

Net loss as previously reported	$(10,179,036)
Change in fair value of derivative	(3,066,490)
Net loss as restated	$(13,245,526)

Previously reported loss per share – basic & diluted	$(0.16)

Restated loss per share – basic & diluted	$(0.20)

(3)	SALES RETURN RESERVES:

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

(4)	INVENTORIES:

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$ 2,058,683	$ 1,343,742
Raw materials	1,030,307	1,188,980

	$ 3,088,990	$ 2,532,722

(5)	FINANCING AGREEMENTS:

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

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the PharmaBio financing Agreement (see Note 5) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

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

The notes contain an embedded derivative that allows the holders to redeem the notes at face value in the event of the sale of substantially all of the assets of the Company. This feature was previously assigned a nominal value as the Company assessed the potential for such sale to be remote.   The Watson Transaction, as described in Note 13, if approved by the stockholders, will result in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the Consideration, for accounting purposes, as determined on March 31, 2010, to be paid at the closing of the Watson Transaction and the carrying value of the notes.  Accordingly the Company recorded a non-cash charge of $5,848,150.

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

The following table shows selected information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the three months
ended March 31, 2010
United States	$ 4,649,037	$ 32,586,890

Switzerland	2,363,620	5,674,320
Other countries	160,242	-
Total International	2,523,862	5,674,320
Total	$ 7,172,899	$ 38,261,210

As of and for the three months
ended March 31, 2009
United States	$ 5,157,187	$ 35,458,261

Switzerland	2,164,000	7,421,740
Other countries	-	-
Total International	2,164,000	7,421,740
Total	$ 7,321,187	$ 42,880,001

(8)	LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended
	March 31,
	2010 (Restated)	2009

Net loss	$ (13,245,526)	$ (5,333,567)
Less: Preferred stock dividends	(7,500)	(9,688)

Net loss applicable to
common stock	$ (13,253,026)	$ (5,343,255)

Basic and diluted:
Weighted average number of
common shares outstanding	65,388,921	54,296,686

Basic and diluted net loss per common share	$ (0.20)	$ (0.10)

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

The estimated fair value of the convertible notes payable embedded derivative related to the sale of substantially all of the assets of the Company as of March 31, 2010 was $5,848,150 and had a nominal fair value at December 31, 2009.   This value is determined based on the Company’s assessment of the likelihood of such sale and its estimate of the related fair value of Consideration to be paid, for accounting purposes.

(12)            RECENT ACCOUNTING PRONOUNCEMENTS:

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

(13)            WATSON TRANSACTION AND DEBT RESTRUCTURING

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

The notes contain an embedded derivative that allows the holders to redeem the notes at face value in the event of the sale of substantially all of the assets of the Company. This feature was previously assigned a nominal value as the Company assessed the potential for such sale to be remote.  The Watson Transaction, if approved by the stockholders, will result in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the Consideration, for accounting purposes, as determined on March 31, 2010, to be paid at the closing of the Watson Transaction and the carrying value of the notes.  Accordingly the Company recorded a non-cash charge of $5,848,150.

(14)            SUBSEQUENT EVENTS

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

Products

Progesterone Products
☐ CRINONE® 8% (progesterone gel) marketed and sold by us in the U.S.

☐ CRINONE® 8% sold to Merck Serono for resale outside the U.S.

☐ PROCHIEVE® 8% (progesterone gel) sold by us in the U.S.

☐ PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that will terminate on July 23, 2010.

Other Products	☐ STRIANT® (testosterone buccal system) marketed and sold by us in the U.S. ☐ STRIANT® sold to Mipharm, S.p.A. for resale in Italy. ☐ Royalty and licensing revenues.

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

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson Pharmaceuticals, Inc. for a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products. Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  See Note 13 included in “Item 1. Financial Statements.”

On March 3, 2010 we also entered into contingent agreements with the holders of our senior debt and our convertible subordinated notes under which, if the Watson Transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible subordinated notes shares of common stock and warrants to purchase common stock.  See Note 13 included in “Item 1. Financial Statements.”

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

Other income/expense for the quarter ended March 31, 2010 consisted primarily of interest expense of $2.3 million associated with the $40 million convertible notes, the financing agreements and warrant amortization with PharmaBio, and $5.8 million representing the non-cash charge for the embedded derivative related to the Notes that are to be repaid as part of the Watson Transactions.

Interest expense for the quarter ended March 31, 2009 was $2.0 million.

As a result, the net loss for the three months ended March 31, 2010 was $13.2 million or $(0.20) per share as compared to the net loss for the three months ended March 31, 2009 of $5.3 million or $(0.10) per share.

Liquidity and Capital Resources

Cash and cash equivalents were $11.3 million and $14.8 million at March 31, 2010 and December 31, 2009, respectively.

The Company believes the $11.3 million of cash on hand at March 31, 2010 will allow it to sustain its operations for at least the next twelve months.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended
	March 31,
	2010 (Restated)	2009
Cash flows:
Operating activities	$ (3,424,178)	$ (3,221,597)
Investing activities	(1,214)	(4,946)
Financing activities	(33,056)	716,923

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2010 resulted primarily from $2.9 million net operating losses after applying non-cash charges and increases in working capital of $0.5 million.  The net loss of $13.2 million in the first quarter of 2010 included non-cash items for depreciation, amortization, a change in the fair value of a derivative, stock-based compensation, provision for sales returns, and non-cash interest expense, which totaled $10.3 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.9 million for the first quarter of 2010.  Accounts receivable decreased by $1.0 million as a result of higher sales late in the fourth quarter of 2009 which payment was made in the first quarter of 2010.  Inventories grew by $0.6 million during the period to meet specific customer orders. Accounts payable decreased by $0.9 million and accrued expenses decreased by $0.1 million.  The decrease in accounts payable is due primarily to payments for marketing programs and for the PREGNANT  STUDY. The reduction in accrued expenses of $0.1 million related to the distributor service fees and professional fees paid during the quarter.

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

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. Each warrant is exercisable beginning on November 30, 2010 and expires on the date five years from its issue date. The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights. If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  See Note 5 included in “Item 1. Financial Statements.”

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

On March 3, 2010, we entered into contingent agreements with PharmaBio and the holders of our Convertible Notes under which, if the Watson Transaction closes and the other conditions to consummation of such agreements are satisfied, we will repay our outstanding debt on an accelerated and discounted basis and issue the holders of Convertible Notes shares of common stock and warrants to purchase common stock.  See Note 13 included in "Item 1. Financial Statements.”

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

Watson Transactions

On March, 3, 2010, Columbia entered into a definitive agreement to sell, subject to stockholder approval, substantially all of its progesterone related assets, including its preterm birth patents and applications and 11.2 million shares of common stock, to Watson Pharmaceuticals, Inc. (the “Watson Transactions”) for upfront and milestone payments of up to $92.5 million.  These include a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products. Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy. The closing of the transaction is subject to customary conditions, including approval by Columbia’s stockholders. Columbia will retain certain assets and rights to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono S.A.    See Note 13 included in "Item 1. Financial Statements.”

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

Prior to the filing of this Quarterly Report on Form 10-Q/A and based on their evaluation at March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Subsequent to the date of that evaluation, management, including Columbia's CEO and CFO, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report and have concluded that Columbia’s disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.  During the second quarter review, increased scrutiny was placed on the financial reporting controls which included evaluation of the embedded derivative.

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

10.4†	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plans or arrangements

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 4, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE: July 30, 2010