Form 10-Q
period 2010-06-30
COLUMBIA LABORATORIES INC
filed 2010-08-05
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2758596
(State of Incorporation)	(I.R.S. Employer Identification No.)

354 Eisenhower Parkway Livingston, New Jersey	07039
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code:  (973) 994-3999

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 5, 2010: 84,134,294.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A (the “2009 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2010.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $8,211,306 in 2010 and $12,225,732 in 2009 is interest bearing	$24,878,162	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively	4,239,934	4,262,851
Inventories	3,030,217	2,532,722
Prepaid expenses and other current assets	670,679	1,097,525
Total current assets	32,818,992	22,650,713

Property and equipment, net	590,655	691,479
Intangible assets - net	16,247,968	18,770,332
Other assets	1,221,593	1,644,695

TOTAL ASSETS	$50,879,208	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$-	$144,897
Accounts payable	2,681,586	3,662,091
Accrued expenses	6,498,806	4,588,088
Derivative embedded within convertible notes, fair value	4,829,036	-
Total current liabilities	14,009,428	8,395,076

Notes payable	34,558,425	32,965,863
Deferred revenue	296,183	328,367
Long-term portion of financing agreements	31,466,525	15,234,406
Long-term accrued interest	50,000	-
TOTAL LIABILITIES	80,380,561	56,923,712

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock, 600 shares issued and outstanding in 2010 and 2009, respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares authorized; 65,715,056 and 65,761,986 shares issued in 2010 and 2009, respectively	657,150	657,619
Capital in excess of par value	243,828,074	242,637,646
Less cost of 155,305 and 131,935 treasury shares in 2010 and 2009, respectively	(309,243)	(280,813)
Accumulated deficit	(274,452,141)	(256,979,263)
Accumulated other comprehensive income	174,216	197,727
Shareholders' deficit	(30,101,353)	(13,766,493)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$50,879,208	$43,757,219

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET REVENUES	$16,621,984	$15,744,891	$9,449,085	$8,423,704

COST OF REVENUES	3,262,235	4,119,369	2,085,656	2,339,351
Gross profit	13,359,749	11,625,522	7,363,429	6,084,353

OPERATING EXPENSES:
Selling and distribution	5,956,631	5,902,367	2,706,312	3,109,131
General and administrative	8,111,718	5,560,999	3,985,400	3,072,446
Research and development	4,575,135	3,947,372	2,233,317	1,701,987
Amortization of licensing right	2,522,364	2,522,364	1,261,182	1,261,182
Total operating expenses	21,165,848	17,933,102	10,186,211	9,144,746

Loss from operations	(7,806,099)	(6,307,580)	(2,822,782)	(3,060,393)

OTHER INCOME (EXPENSES):
Interest income	2,209	28,744	589	9,547
Interest expense	(4,820,092)	(4,205,335)	(2,517,298)	(2,157,234)
Change in fair value of derivative	(4,829,036)	-	1,019,114	-
Other, net	(17,660)	(73,127)	93,025	(32,581)
Total other expenses	(9,664,579)	(4,249,718)	(1,404,570)	(2,180,268)

Loss before taxes	(17,470,678)	(10,557,298)	(4,227,352)	(5,240,661)
State income taxes	(2,200)	(16,930)	-	-
NET LOSS	$(17,472,878)	$(10,574,228)	$(4,227,352)	$(5,240,661)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.27)	$(0.19)	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	65,385,125	54,367,610	65,381,371	54,437,754

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET LOSS	$(17,472,878)	$(10,574,228)	$(4,227,352)	$(5,240,661)

Other comprehensive income (loss):
Foreign currency translation	(23,511)	18,841	(14,693)	6,208

COMPREHENSIVE LOSS	$(17,496,389)	$(10,555,387)	$(4,242,045)	$(5,234,453)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,472,878)	$(10,574,228)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	3,053,736	2,773,421
Amortization on beneficial conversion features	918,710	801,093
Amortization on warrant valuation	673,852	597,427
Change in value of derivative	4,829,036	-
Provision for sales returns	1,515,754	577,097
Writedown of inventories	29,085	1,496
Stock based compensation	1,204,959	972,035
Non-cash interest expense on financing agreements	1,137,222	976,119
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	22,917	(80,904)
Inventories	(526,580)	(558,552)
Prepaid expenses and other current assets	426,846	444,759
Other assets	(294)	(5,617)
Increase (decrease) in:
Accounts payable	(980,506)	159,903
Other accrued expenses	405,325	(54,391)
Deferred revenue	(32,184)	(25,448)
Net cash used in operating activities	(4,795,000)	(3,995,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,152)	(43,399)
Net cash used in investing activities	(7,152)	(43,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	-	750,000
Proceeds from financing agreements	15,000,000	-
Payments for purchase of treasury stock	(28,430)	(73,008)
Dividends paid	(15,000)	(17,188)
Net cash provided by financing activities	14,956,570	659,804

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2010	2009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33,871)	51,786

NET INCREASE (DECREASE) IN CASH	10,120,547	(3,327,599)

CASH, BEGINNING OF PERIOD	14,757,615	12,497,382

CASH END OF PERIOD	$24,878,162	$9,169,783

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$-	$175,000

SUPPLEMENTAL INFORMATION

Interest paid	$1,600,000	$1,600,002

Taxes paid	$60,552	$31,634

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

An analysis of the reserve for sales returns follows:

	Six Months Ended June 30,
	2010	2009

Balance at beginning of year	$ 1,883,623	$ 1,864,316

Provision:
Related to current period sales	694,913	327,097
Related to prior period sales	820,841	250,000
	1,515,754	577,097

Returns:
Related to current period sales	(36,220)	(11,123)
Related to prior period sales	(552,322)	(853,696)
	(588,542)	(864,819)

Balance at end of quarter	$ 2,810,835	$ 1,576,594

The Company believes the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions.  Historically, they have been wholly dependent on the Company’s ability to sell and market its products, and following the closing on July 2, 2010 of the Watson Transactions (See Notes 13 and 14 included in “Item 1. Financial Statements.”), they are dependent on the ability of Watson Pharmaceuticals, Inc. (“Watson”) to sell and market CRINONE® (progesterone gel).  If prescriptions are lower in future periods, then the current reserve may not be adequate.

(3)            INVENTORIES:

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$ 1,965,561	$ 1,343,742
Raw materials	1,064,656	1,188,980

	$ 3,030,217	$ 2,532,722

(4)            NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes (the "Notes") to a group of existing institutional investors.  The Notes bear interest at a rate of 8% per annum and are subordinated to the STRIANT Agreement (see Note 5) and mature on December 31, 2011.  They are convertible into a total of approximately 7.6 million shares of common stock (“Common Stock”) at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono S.A ("Merck Serono") the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6.3 million to the notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the notes.  These discounts are being amortized at an imputed rate over the five-year term of the related notes.  For the three and six month periods ended June 30, 2010, $0.8 million and $1.6 million, respectively, of amortization related to these discounts were classified as interest expense in our consolidated statements of operations.  Unamortized discounts of $5.4 million and $7.0 million have been reflected as a reduction to the face value of the Notes in our consolidated balance sheet as of June 30, 2010 and December 31, 2009, respectively.

The notes contain an embedded derivative that allows the holders to redeem the notes at face value in the event of the sale of substantially all of the assets of the Company.  Prior to the signing of the Watson Transactions (See Note 13 included in “Item 1. Financial Statements.”) on March 3, 2010, this feature was assigned a nominal value as the Company assessed the potential for such sale to be remote.  The Watson Transactions would result in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Watson Transactions and the carrying value of the notes.  Accordingly, the Company recorded a non-cash charge of $5,848,150 on March 31, 2010.

The value of the embedded derivative will fluctuate in future periods, as long as the notes remain outstanding, based on any changes in the fair value of the consideration and the carrying value of the notes.  Accordingly, on June 30, 2010, the Company adjusted the non-cash charge downward by $1,019,114 to $4,829,036.  The value of the embedded derivative is reversed with the closing of the Watson Transactions; in addition, a charge to operations representing the loss on the debt extinguishment will be made as of the closing date.  (See Note 14 included in “Item 1. Financial Statements.”)  The embedded derivative is classified as a Level 2 valuation as described in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10, “Fair Value Measurements and Disclosures.”

     On March 4, 2010, the Company announced that it had entered into contingent agreements to pre-pay the Notes.  Note holders were to receive their proportional share of the following: $26 million in cash, warrants to purchase 7.75 million shares of Columbia's Common Stock at an exercise price of $1.35, and $10 million in shares of Columbia's Common Stock (the cash, warrants, and common stock together being the “Consideration”).  The closings of the transactions (See Note 14 included in “Item 1. Financial Statements.”) under the Notes pre-payment agreements occurred on July 2, 2010.

(5)            FINANCING AGREEMENTS-STRIANT:

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio Development Inc. ("PharmaBio") agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement.  In return, PharmaBio received a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels.  The royalty term was seven years.  Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities.  The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%.  The Company paid PharmaBio approximately $13.5 million through June of 2010.  Interest expense was $1.2 million and $1.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  The balance of the minimum royalty payments, estimated to be $16.5 million as of June 30, 2010, was due November 2010.

Long term liabilities from the STRIANT financing agreement consisted of the following:

	June 30,	December 31,
	2010	2009
STRIANT Agreement	$ 16,466,525	$ 15,379,303
Less: current portion	-	144,897
	$ 16,466,525	$ 15,234,406

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock, par value $.01 per share .  In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock.  Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date.  The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights.  If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  Using the Black-Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 months through November 2010.  The amortization expense recorded in the six months ended June 30, 2010 was approximately $270,000.  (See Notes 13 and 14 included in “Item 1. Financial Statements.”)  On the closing of the Watson Transactions on July 2, 2010, the amortization of the remaining balance of $225,000 was accelerated and the STRIANT Agreement was terminated.

(6)            FINANCING AGREEMENTS-WATSON NOTE:

On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Watson Note”).  Amounts due under the Watson Note bear interest at the rate of 4% per annum.  If the Watson Transactions close prior to December 31, 2011, all amounts otherwise due and payable under the Watson Note are to be forgiven in full; however, if the Company engages in a Fundamental Transaction (as defined in the Watson Note) with any party other than as contemplated pursuant to the Watson Transactions, the Watson Note would accelerate, and the Company would be required to repay all amounts due under the Watson Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company’s Notes  were paid in full or (ii) 21 Trading Days (as defined in the Watson Note) after the occurrence of such Fundamental Transaction.  If neither the Watson Transactions nor another Fundamental Transaction closed, the Watson Note would become due and payable on December 31, 2011.  If the Company were required to repay the Watson Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Watson on the date the Watson Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.

The proceeds of the Watson Note are intended to be used by the Company for purposes of financing product development activities as described in the Watson Note and for general corporate purposes.

Long term liabilities from the Watson Note financing agreement consisted of the following:

	June 30,	December 31,
	2010	2009
Watson Note	$ 15,050,000	$ -
Less: current portion	-	-
Accrued interest long term	50,000	-
	$ 15,000,000	$ -

The Watson Note is unsecured and subordinate in right of payment to the Company’s obligations to PharmaBio under the STRIANT Agreement.  As required by the STRIANT Agreement, pursuant to a Letter Agreement dated June 1, 2010 between the Company and PharmaBio, PharmaBio consented to the Company entering into, and incurring the debt under, the Watson Note.  The Watson Note is also subordinate in right of payment to the Company’s Notes.  The Watson Note contains certain covenants and representations and warranties, including a covenant which prohibits the Company from incurring any additional indebtedness that would rank senior or pari passu to the Watson Note, subject to certain exceptions specified in the Watson Note.

The Watson Note contains customary events of default and acceleration provisions.  Upon the occurrence of a default under the Watson Note and so long as the same remained continuing, all unpaid amounts thereunder, together with all accrued but unpaid interest thereon, would become payable.

On the closing of the Watson Transactions on July 2, 2010, the Watson Note and the accrued interest were forgiven.  (See Note 14 included in “Item 1. Financial Statements.”)

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

The following table shows selected information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the six months
ended June 30, 2010
United States	$ 10,744,125	$ 46,149,267

Switzerland	5,400,948	4,729,941
Other countries	476,911	-
Total International	5,877,859	4,729,941
Total	$ 16,621,984	$ 50,879,208

As of and for the six months
ended June 30, 2009
United States	$ 9,913,896	$ 33,205,823

Switzerland	5,830,995	6,557,863
Other countries	-	-
Total International	5,830,995	6,557,863
Total	$ 15,744,891	$ 39,763,686

(8)            LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$ (17,472,878)	$ (10,574,228)	$(4,227,352)	$(5,240,661)
Less: Preferred stock dividends	(15,000)	(17,188)	(7,500)	(7,500)

Net loss applicable to
common stock	$ (17,487,878)	$ (10,591,416)	$(4,234,852)	$(5,248,161)

Basic and diluted:
Weighted average number of
common shares outstanding	65,385,125	54,367,610	65,381,371	54,437,754

Basic and diluted net loss per common share	$ (0.27)	$ (0.19)	$ (0.06)	$ (0.10)

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected restricted shares of Common Stock outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the calculation amounted to 27,625,310 and 21,624,672 at June 30, 2010, and 2009, respectively.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system (BDS), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million, subject to other conditions.  The contract terminates, however, when the last of the relevant patents expire even if the Company has paid aggregate royalties less than $7.5 million.  The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on future sales, if any, of Replens® and RepHresh®.  On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court ("District Court") for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE. Bio-Mimetics later added a claim for correction of inventorship, which challenges the inventorship of certain Company patents related to the STRIANT, PROCHIEVE, and CRINONE products.  To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full.  On March 31, 2010, the District Court granted summary judgment to the Company on Bio-Mimetics’ unfair or deceptive practices and correction of inventorship claims.  On May 26, 2010, the District Court granted summary judgment to Bio-Mimetics on its breach of contract claim.  The Company has filed an appeal of that decision to the United States Court of Appeals for the First Circuit, which will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract.  Bio-Mimetics has filed a cross-appeal.

(10)            STOCK-BASED COMPENSATION:

The Company’s net loss for the six months ended June 30, 2010 and June 30, 2009 included $1.2 million and $1.0 million, respectively, of stock based compensation expense.

	Six Months Ended June 30,
Stock Based Compensation	2010	2009

Cost of revenues	$ 37,831	$ 70,613

Selling and distribution	326,782	175,798

General and administrative	777,610	647,353

Research and development	62,736	78,271

Total	$ 1,204,959	$ 972,035

(11)            FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Notes and beneficial conversion feature amounted to $40,166,438 and $34,507,598 at June 30, 2010 and December 31, 2009, respectively.  This value is the aggregate of the estimated future cash flows associated with the settlement of the Notes , determined through consideration of market conditions, including available interest rates, credit spreads and the Company’s liquidity, and the intrinsic value of the beneficial conversion feature.  The carrying value of the Notes  and beneficial conversion feature amounted to $34,558,425 and $32,965,863 at June 30, 2010 and December 31, 2009, respectively.  The fair value of accounts receivable, accounts payable and the financing agreements described in Note 4 approximate their carrying amount.

The estimated fair value of the Notes payable embedded derivative related to the sale of substantially all of the assets of the Company as of June 30, 2010 was $4,829,036 and had a nominal fair value at December 31, 2009, and is included in the estimated fair value as reported above.  This value is determined based on the Company’s assessment of the likelihood of such sale and its estimate of the related fair value of consideration to be paid.

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

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-11, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated.  The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  ASU 2010-11 does not have any impact on the Company’s results of operations, financial condition or liquidity.

(13)            WATSON TRANSACTIONS AND DEBT RESTRUCTURING:

On March 3, 2010, the Company, Watson Pharmaceuticals, Inc., as a guarantor of the Buyer’s obligations (“Watson”), and Coventry Acquisition, Inc., a subsidiary of Watson (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to the Buyer (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s Common Stock.  After the closing, the Company will retain certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.  The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Watson Transactions.”

At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, the Buyer will pay the Company $47 million in cash and assume certain liabilities associated with the Purchased Assets.  In addition, the Buyer agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones.  The Buyer also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain progesterone products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled.  In addition, if the Buyer commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If the Buyer or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

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

The closing of the Watson Transactions is subject to customary closing conditions, including Company stockholder approval.

As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and the Buyer terminate their relationship with respect to the joint development of progesterone products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions.  The joint development collaboration is terminable by either party five years after the closing of the Watson Transactions.

The Shares are being offered and sold to the Buyer under the Purchase Agreement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, based on the nature of the Buyer and certain representations made by the Buyer to the Company.

PharmaBio Amendment

On March 3, 2010, the Company entered into an amendment (the “PharmaBio Amendment”) with PharmaBio to the STRIANT Agreement .  The PharmaBio Amendment provides for the early termination of the PharmaBio Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummates (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.

Note Purchase and Amendment Agreements

On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Company’s Convertible Subordinated Notes due December 31, 2011.  Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders.  The aggregate purchase price for the Notes is $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.  The closings of the transactions contemplated by the Note Purchase Agreements are subject to various conditions, including the consummation of the Watson Transactions.  Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminates the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transactions.  The Amendment terminates if the note purchase closings do not occur on or prior to August 31, 2010 and in certain other circumstances.  Each Note Purchase Agreement may be terminated in certain circumstances, including, among others, by any party thereto, if the closings thereunder do not occur on or prior to August 31, 2010.

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

Accounting Treatment of the Watson Transactions

Upon closing the Watson Transactions, the Company will allocate the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds plus accrued interest to the then fair value of the 11.2 million shares of Common Stock and the elimination of the remaining book value of the CRINONE intangible assets (which was $16.2 million as of June 30, 2010).  The excess, if any, will be recorded as revenue to be amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the Food and Drug Administration's ("FDA") acceptance of, the related new drug application which is expected to occur in the first half of 2011.  Further, at the closing of the Watson Transactions, the value of the embedded derivative related to the Note Purchase Agreement will be reversed as non-cash income.  In addition, the fair value of our contingent obligation to purchase the warrants issued under the Note Purchase Agreement, if we issue shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT study, will be determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions and adjusted in future reporting period for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study.  Thereafter, the obligation is transferred to capital in excess of par value.  Lastly, a charge will be recognized for the extinguishment of debt for the Notes, PharmaBio debt and the write-off of the remaining balance of the deferred financing costs.

In addition, royalties on net sales of all progesterone products by Watson will be recognized as revenue when earned.  Future contingent milestone payments under the Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when these milestones are achieved.

(14)            SUBSEQUENT EVENTS:

On July 2, 2010, the Company closed the sale of its progesterone related assets and 11.2 million shares of Common Stock to Watson (See Note 13 included in “Item 1. Financial Statements.”).  Columbia's business now consists of its royalty and manufacturing revenues, potential milestone payments, its collaboration with Watson on the development of next-generation progesterone products, and its novel bioadhesive drug delivery technologies and other products.

At the closing, the Company received from Watson $47 million in cash.  In addition, Watson forgave all principal and accrued interest on the $15 million Watson Note.  Columbia will receive royalties of 10 to 20 percent of annual net sales of certain progesterone products.  The Company is also eligible for additional amounts of up to $45.5 million based on success milestones in the potential preterm birth indication.  Watson will fund the development of second-generation vaginal progesterone products as part of a comprehensive life-cycle management strategy.

Columbia retains certain assets and rights to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.  Merck Serono holds marketing rights to and makes payments to Columbia related to CRINONE® (progesterone gel) sales in all countries outside the United States.

Columbia used approximately $16 million of the initial proceeds of the Watson Transactions to pre-pay the balance of the minimum royalty payments due in November 2010 to PharmaBio under the STRIANT Agreement, and $26 million, together with stock and warrants, to pre-pay 100% of the $40 million in  Notes due December 31, 2011.

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

Historically, we received revenues from our Progesterone Products that we either promote through our own sales force to reproductive endocrinologists, obstetricians, and gynecologists, and sell to wholesalers and specialty pharmacies, or sell to licensees.  We supplement our Progesterone Product revenue by selling other products that use our Bioadhesive Delivery System (“BDS”) which we refer to as “Other Products.”
Products

Progesterone Products
●CRINONE® 8% (progesterone gel) marketed and sold by us in the U.S. through July  2, 2010 and sold to Watson for resale in the U.S. beginning after July 2, 2010

●CRINONE® 8% sold to Merck Serono for resale outside the U.S.

●PROCHIEVE® 8% (progesterone gel) sold by us in the U.S. through July 1, 2010 and sold to Watson for resale in the U.S. beginning after July 2, 2010

●PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that terminated on July 23, 2010 and sold to Watson for resale in the U.S.
   beginning  after July 2, 2010.

Other Products	●STRIANT® (testosterone buccal system) marketed and sold by us in the U.S. ●STRIANT® sold to Mipharm, S.p.A. for resale in Italy. ●Royalty, licensing and manufacturing revenues.

In 2009, we also sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for resale pursuant to a supply agreement that expired on October 31, 2009.  During 2010, we have received and intend to fulfill additional orders for Replens and Rephresh products from Lil’ Drug Store.

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson Pharmaceuticals, Inc. for a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products.  On July 2, 2010, the Company closed this transaction.  On June 1, 2010, we entered into a $15 million loan from Watson that was forgiven upon closing of the Watson Transactions on July 2, 2010.  This increased the upfront proceeds upon closing to $62 million.  Columbia's business now consists of its royalty and manufacturing revenues, potential milestone payments, its collaboration with Watson on the development of next-generation progesterone products, and its novel bioadhesive drug delivery technologies and other products.  Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches.  Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  (See Notes 13 and 14 included in “Item 1. Financial Statements.)

With the closing of the Watson Transactions, all CRINONE and PROCHIEVE products will be marketed and sold in the U.S. by Watson.  We will manufacture and sell product to Watson; we will receive royalty payments going forward equal to a minimum of 10% of net sales of these products.

Future recurring revenues will be derived primarily from royalty streams from our partners, Watson and Merck Serono, in addition to manufacturing revenues and sales of Striant.  Non-recurring revenues will be realized based upon the upfront payments received from Watson amortized over the relevant development period.  Future non-recurring milestone payments will be recognized when the milestones are achieved.  Operating expenses attributable to product selling, marketing and distribution activities will be eliminated.  General and administrative expenses will be reduced and research and development expenses will decrease as the PREGNANT Study and related NDA filing are completed.

All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to the Company, in the case of the products commercialized ourselves in the United States.  Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.

Revenues from our United States operations principally relate to the Company’s products that we promoted to physicians through our sales representatives, as well as royalty income from products that we have licensed.  The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts.  Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country.  In addition, the majority of our general and administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations.  The amortization of the repurchase of the U.S. rights to CRINONE was also charged to our United States operations.  As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.

As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and the Buyer terminate their relationship with respect to the joint development of progesterone products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions.  The joint development collaboration is terminable by either party five years after the closing of the Watson Transactions.

On March 3, 2010 we also entered into contingent agreements with the holders of our senior debt and our convertible subordinated notes (the “Notes”) under which, upon the closing of the Watson Transactions and the satisfaction of other conditions to consummation of such agreements, we would repay our outstanding debt on an accelerated and discounted basis and issue the Note holders shares of Common Stock and warrants to purchase Common Stock.  On July 2, 2010, the Company closed this transaction.  (See Notes 13 and 14 included in “Item 1. Financial Statements.”)

On May 18, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE outside the U.S. was renewed for an additional five year term.

Results of Operations - Six Months Ended June30, 2010 versus Six Months Ended June 30, 2009

Net revenues increased 6% in the six months ended June 30, 2010 to $16.6 million as compared to $15.7 million in the six months ended June 30, 2009.

Total net revenues from progesterone products increased 37% to $15.2 million in the six months ended June 30, 2010 as compared to $11.1 million in the six months ended June 30, 2009 on a 35% volume increase.  Combined U.S. net revenues for CRINONE and PROCHIEVE increased 38% in the six months ended June 30, 2010, over the same period in 2009 with unit volume up 45%.  This increase was dampened by an increase in reserves for returned goods.  Domestic CRINONE net revenues increased by 47%, despite the additional returns reserves, as a result of a 58% increase in volume.  Total prescriptions for CRINONE for the six months ended June 30, 2010 are higher than in the same period in 2009 by 15%.  These increases were achieved despite a major economic downturn impacting patients’ decisions to postpone or forego elective infertility procedures that are not reimbursed by health insurers in many major markets, including California.  Net revenues from international sales of CRINONE® 8% increased 34% over the first six months of 2009 on a 33% volume increase.  Net revenues from other products were $1.5 million in the six months ended June 30, 2010 as compared with $4.6 million in the six months ended June 30, 2009, a 67% decrease.  The expiration in October 2009 of Columbia's contract with Lil’ Drug Store Products, Inc.("LDS"), for the OTC products, RepHresh® and Replens®, resulted in a $2.5 million decrease in net revenues in the first half of 2010.  In addition, STRIANT net revenues were $0.5 million lower in the 2010 period attributable primarily to the increase in returns reserves.

Gross profit improved by 16% from $11.6 million to $13.4 million; gross margin as a percentage of net revenues improved from 74% in the six months ended June 30, 2009 to 80% in the six months ended June 30, 2010, reflecting the shift in product mix toward higher-margin Progesterone Products.

Selling and distribution expenses increased 0.9% to $6.0 million in the six months ended June 30, 2010, as compared to $5.9 million in the six months ended June 30, 2009, primarily due to increased spending on marketing programs highlighting the several favorable papers and abstracts regarding CRINONE presented at the American Society for Reproductive Medicine Annual Meeting in October 2009, as well as $0.2 million in severance costs.  Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  In summary, in the first six months of 2010, sales force and management costs were $3.7 million (including $0.2 million of severance), product marketing expenses were $1.7 million and sales information and distribution costs were $0.6 million.  The comparable costs for the first six months of 2009 were $3.5 million for sales force and management costs, $1.9 million in product marketing expenses and $0.5 million for sales information and distribution costs.

General and administrative expenses increased 46% to $8.1 million in the six months ended June 30, 2010 as compared to $5.6 million in the six months ended June 30, 2009.  The increased expense in 2010 was attributable to $2.5 million in costs related to the Watson Transactions and $0.4 million in severance costs.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

Research and development expenses increased 16% to $4.6 million in the six months ended June 30, 2010, as compared to $3.9 million in the six months ended June 30, 2009.  The increase was driven by higher costs of the PREGNANT Study as we completed enrollment in the second quarter of 2010.  Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and regulatory costs for our products.

We purchased the U.S. marketing rights for CRINONE from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33.0 million charge is being amortized over 6.75 years, and the $1.0 million charge is being amortized over 6.5 years.  Amortization of the acquisition cost for the CRINONE U.S. marketing rights for each of the six months ended June 30, 2010 and 2009 was $2.5 million.

Other income/expense for the six months ended June 30, 2010 consisted primarily of interest expense of $4.8 million associated with the $40.0 million Notes, the financing agreements and warrant amortization with PharmaBio, and $4.8 million representing the non-cash charge for the embedded derivative related to the Notes that are to be repaid as part of the Watson Transactions.

As a result, the net loss for the six months ended June 30, 2010 was $17.5 million or $(0.27) per basic and diluted share as compared to the net loss for the six months ended June 30, 2009 of $10.6 million or $(0.19) per basic and diluted share.

Results of Operations - Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Net revenues increased 13% in the three months ended June 30, 2010 to $9.4 million as compared to $8.4 million in the three months ended June 30, 2009.

Total net revenues from Progesterone Products increased 48% to $8.4 million in the three months ended June 30, 2010, as compared to $5.7 million in the three months ended June 30, 2009, primarily as a result of increased sales of CRINONE in both domestic and foreign markets.  In the three months ended June 30, 2010, CRINONE net revenues from non-U.S. sales were 62% higher than the same period in 2009 and can be attributed to a number of factors, including a 50% increase in unit volumes and higher net selling prices offset by the unfavorable effects of a stronger dollar.  Net revenues from domestic CRINONE sales in the three months ended June 30, 2010 increased 59% over the same period in 2009, with unit volume accounting for about 62% of the increase.  Total prescriptions for CRINONE for the three months ended June 30, 2010 are higher than in the same period in 2009 by 11%.  This increase was achieved despite a major economic downturn impacting patients’ decisions to postpone or forego elective procedures that are not reimbursed in several major markets (e.g., California).  PROCHIEVE net revenues for the three months ended June 30, 2009 declined by 52% as compared with net revenues for the same period in 2009.

Net revenues from Other Products decreased 59% to $1.0 million in the three months ended June 30, 2010, as compared to $2.7 million in the three months ended June 30, 2009.  The expiration in October 2009 of Columbia's contract with LDS for the OTC products, RepHresh® and Replens®, resulted in a $1.4 million decrease in net revenues in the second quarter of 2010.  In addition, STRIANT net revenues were $0.2 million lower in the 2010 period attributable primarily to higher sales return reserves.

Gross profit increased 23% from $6.1 million in the three months ended June 30, 2009 to $7.4 million for the three months ended June 30, 2010, primarily reflecting the increase in net revenues.  Gross margin as a percentage of sales improved from 72% in the second quarter of 2009 to 78% in the second quarter of 2010.  The primary reason for the improved margins was a product mix favoring higher margin Progesterone Products and favorable effects of changes in foreign exchange rates on our contract manufacturing costs.

Selling and distribution expenses decreased 13% to $2.7 million in the three months ended June 30, 2010, as compared to $3.1 million in the three months ended June 30, 2009.  The primary reason for the decrease was lower marketing and market research expenses.  Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  In summary, in the three months ended June 30, 2010, sales force and management costs were $1.6 million, product marketing expenses were $0.8 million and sales information and distribution costs were $0.3 million.  The comparable costs for the three months ended June 30, 2009 were $1.8 million for sales force and management costs, $1.0 million in product marketing expenses and $0.3 million for sales information and distribution costs.

General and administrative expenses increased 30% to $4.0 million in the three months ended June 30, 2010 as compared to $3.1 million in the three months ended June 30, 2009.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.  The increase in the second quarter 2010 general and administration expenses versus the same period in 2009 were primarily attributable to $1.0 million in costs related to the Watson Transactions and personnel related costs of $0.4 million for severance payments.

Research and development expenses increased by 31% to $2.2 million in the three months ended June 30, 2010, as compared to 2009.  Research and development expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with product development, as well as the cost of conducting and administering clinical studies and regulatory for our products.  Research and development expenses include expenses for the PREGNANT Study including the completion of the enrollment of patients, which resulted in an increase of $0.6 million in clinical trial expenses for the PREGNANT Study over the quarter ended June 30, 2009.

Amortization of the acquisition cost for the CRINONE U.S. marketing rights for each of the quarters ended June 30, 2010 and 2009 was $1.3 million.

Other income/expense for the three months ended June 30, 2010, consisted primarily of interest expense of $2.5 million associated with the $40 million Notes, the amortization of financing costs and warrant amortization with PharmaBio, and income of $1.0 million representing the non-cash change in the fair value for the embedded derivative related to the Notes that are to be repaid as part of the Watson Transactions.

As a result, the net loss for the three months ended June 30, 2010, was $4.2 million or $(0.06) per basic and diluted share, as compared to the net loss for the three months ended June 30, 2009 of $5.2 million or $(0.10) per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $24.9 million and $14.8 million at June 30, 2010 and December 31, 2009, respectively.  Following the closing of the Watson Transactions, the Company believes its cash on hand will sustain its operations for the foreseeable future.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended
	June 30,
	2010	2009
Cash flows:
Operating activities	$(4,795,000)	$(3,995,790)
Investing activities	(7,152)	(43,399)
Financing activities	14,956,570	659,804

Operating Activities:

Net cash used in operating activities for the six months ended June 30, 2010 resulted primarily from $4.1 million in net operating losses after applying non-cash charges and increases in working capital of $0.7 million.  The net loss of $17.5 million in the first half of 2010 included non-cash items for depreciation, amortization, a change in the fair value of a derivative, stock-based compensation, provision for sales returns, and non-cash interest expense, which totaled $13.4 million, leaving a net cash loss, of $4.1 million for the first half of 2010.  Accounts receivable remained unchanged from the fourth quarter of 2009.  Inventories grew by $0.5 million during the period to meet specific customer orders.  Accounts payable decreased by $1.0 million and other accrued expenses increased by $0.4 million.  The decrease in accounts payable is due primarily to payments for marketing programs and for the PREGNANT Study.  The increase in other accrued expenses of $0.4 million related to the accruals for severance payments.

Net cash used in operating activities of $4.0 million for the six months ended June 30, 2009 resulted primarily from $3.9 million in net operating losses after applying non-cash charges and increases in working capital of $0.1 million.  The net loss of $10.6 million in the six months ended June 30, 2009 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $6.7 million, leaving a net cash loss, net of non-cash items, of $3.9 million for the six months ended June 30, 2009.  Inventories grew by $0.6 million during the period to meet specific customer orders.  Accounts payable increased by $0.2 million and other accrued expenses decreased by $0.1 million.  The increase in accounts payable is due primarily to higher inventory levels and increased expenses for the PREGNANT Study.  The reduction in other accrued expenses of $0.1 million related to the distributor service fees and professional fees paid during the six months ended June 30, 2009.

Investing activities:

Net cash used in investing activities was $0.0 million in each the six months ended June 30, 2010 and 2009.

Financing Activities:

Net cash provided by financing activities in the six months ended June 30, 2010 was $15.0 million, consisting of proceeds from the Watson Note.

Net cash provided by financing activities in the six months ended June 30, 2009 was $0.7 million which included the sale of 451,807 shares of Common Stock for proceeds of $0.75 million.

The Company has an effective registration statement on Form S-3 that it filed with the SEC using a shelf registration process.  Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million.  To date, the Company has sold approximately $12.5 million in Common Stock under the registration statement.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business.

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock.  In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock.  Each warrant is exercisable beginning on November 30, 2010 and expires on the date five years from its issue date.  The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights.  If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  On the closing of the Watson Transactions on July 2, 2010, the Company prepaid its remaining obligations under the STRIANT Agreement and the STRIANT Agreement was terminated.

On March 3, 2010, we entered into contingent agreements with PharmaBio and the holders of our convertible Notes under which, subject to the closing of the Watson Transactions and satisfaction of the other conditions to consummation of such agreements, we would repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible Notes shares of Common Stock and warrants to purchase Common Stock.  (See Notes 13 and 14 included in "Item 1. Financial Statements.”)

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system (BDS), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million, subject to other conditions.  The contract terminates, however, when the last of the relevant patents expire even if the Company has paid aggregate royalties less than $7.5 million.  The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on future sales, if any, of Replens® and RepHresh®.  On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court ("District Court") for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE.  Bio-Mimetics later added a claim for correction of inventorship, which challenges the inventorship of certain Company patents related to the STRIANT, PROCHIEVE, and CRINONE products.  To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full.  On March 31, 2010, the District Court granted summary judgment to the Company on Bio-Mimetics’ unfair or deceptive practices and correction of inventorship claims.  On May 26, 2010, the District Court granted summary judgment to Bio-Mimetics on its breach of contract claim.  The Company has filed an appeal of that decision to the United States Court of Appeals for the First Circuit, which will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract.  Bio-Mimetics has filed a cross-appeal.

On October 22, 2009, the Company entered into a Placement Agent Agreement with Oppenheimer & Co. Inc. (Oppenheimer") and The Benchmark Company, LLC ("Benchmark"), as placement agents (collectively, the “Placement Agents”), relating to a registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock (the “Offering”).  On October 28, 2009 the Company consummated the sale of 10,900,000 shares of its Common Stock and warrants to purchase 5,450,000 shares of its Common Stock in a registered direct offering for gross proceeds of $11,722,000.  The Common Stock and warrants were sold in units, with each unit consisting of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock at a price of $1.08 per unit.  The warrants will be exercisable at an exercise price of $1.52 per share of Common Stock, subject to adjustments, at any time on or after April 30, 2010 and ending on April 30, 2015.  The Company received net proceeds of approximately $10,709,000 from the offering after offering-related fees and expenses.  The Company paid the Placement Agents a fee equal to 6.5% of the gross proceeds received by the Company from the Offering.  The shares and warrants were offered pursuant to the Company's existing effective shelf registration statement on Form S-3.

As of June 30, 2010, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $51.4 million of additional capital and would cause the number of shares outstanding to increase.  Options and warrants outstanding at June 30, 2010 were 5,539,479 and 10,942,755, respectively.  However, there can be no assurance that any such options or warrants will be exercised.  The aggregate intrinsic value of exercisable options and warrants at June 30, 2010 and June 30, 2009 was $0.0 million and $0.0 million, respectively.

Significant expenditures anticipated by the Company in the near future are concentrated on maintaining our status as a public company, research and development related to new products, new indications for currently approved products and other general corporate purposes.

Watson Transactions

On March 3, 2010, Columbia entered into a definitive agreement to sell, subject to stockholder approval, substantially all of its progesterone related assets, including its preterm birth patents and applications and 11.2 million shares of Common Stock, to Watson Pharmaceuticals, Inc. (the “Watson Transactions”) for upfront and milestone payments of up to $92.5 million.  These include a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products.  Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches.  Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  On June 1, 2010, we entered into a $15 million loan from Watson forgivable upon closing of the Watson Transactions.

Columbia will retain certain assets and rights to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.  The Watson Transactions closed on July 2, 2010.  (See Notes 13 and 14 included in "Item 1. Financial Statements.”)  As a result, Columbia is now debt-free with over $25 million in cash and approximately 84 million common shares outstanding.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been a number of changes to the disclosures related to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K/A for the year ended December 31, 2009, resulting from the closing of the Watson Transactions and the elimination of the Company’s debt and interest payments.  (See Notes 13 and 14 included in "Item 1. Financial Statements.”)

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

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-11, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated.  The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  ASU 2010-11 does not have any impact on the Company’s results of operations, financial condition or liquidity.

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

Sales Returns. Revenues from the sale of products are recorded at the time goods are shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees is not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized.  We also continually analyze the reserve for future sales returns and increase such reserve if deemed appropriate.  The Company purchases prescription data on all its products from IMS Health, a leading provider of market intelligence to the pharmaceutical and healthcare industries.  The Company also purchases certain information regarding inventory levels from its larger wholesale customers.  This information includes for each of the Company’ products, the quantity on hand, the number of days of inventory on hand, and a 28 day forecast of sales by units.  Using this information and historical information, the Company estimates potential returns by taking the number of product units sold by the Company by expiration date and then subtracting actual units and potential units that may be sold to end users (consumers) based on prescription data up to five months prior to the product’s expiration date.  The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.

Accounting For PharmaBio Agreements. In March 2003, the Company entered into the STRIANT Agreement with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time.  The royalty payments were subject to minimum and maximum amounts.  Because the minimum amount exceeds the amount received by the Company, the Company recorded the monies received as liabilities.  We recorded the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense over the term of the agreement.  The Company prepaid its remaining obligation to PharmaBio on July 2, 2010, and the STRIANT Agreement was terminated.

Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006, the Company adopted ASC 718, “Share Based Payment”, formerly SFAS 123(R),  which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of ASC 718.  During the first half of 2010, there were no options granted.

	Six Months Ended
	June 30,
	2010	2009
Risk free interest rate	-	1.72%
Expected term	-	4.16 years
Dividend yield	-	0
Expected volatility	-	92.70%

Fair Value of Financial Instruments- The estimated fair value of the Notes  and beneficial conversion feature amounted to $40,166,438 and $34,507,598 at June 30, 2010 and December 31, 2009, respectively.  This value is the aggregate of the estimated future cash flows associated with the settlement of the Notes, determined through consideration of market conditions, including available interest rates, credit spreads and the Company’s liquidity, and the intrinsic value of the beneficial conversion feature.  The carrying value of the Notes and beneficial conversion feature amounted to $34,558,425 and $32,965,863 at June 30, 2010 and December 31, 2009, respectively.  The fair value of accounts receivable, accounts payable and the financing agreements described in Note 4 approximate their carrying amount.

The Notes embedded derivative related to the sale of substantially all of the assets of the Company had an estimated fair value as of June 30, 2010 of $4,829,036 and had a nominal fair value at December 31, 2009, and is included in the estimated fair value as reported above.  This value is determined based on the Company’s assessment of the likelihood of such sale and its estimate of the related fair value of consideration to be paid.

Forward-Looking Information

This Report contains forward-looking statements, which statements are indicated by the words “may,” “will,” “plans,” “believes,” “expects,” “anticipates,” “potential,” and similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made.

Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE® (progesterone gel) by Watson Pharmaceuticals, Inc., in the United States; the successful marketing of CRINONE by Merck Serono outside the United States; the timely and successful completion of the ongoing Phase III PREGNANT (PROCHIEVE® (progesterone gel) Extending Gestation A New Therapy) Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy; successful development of a next-generation vaginal progesterone product; success in obtaining acceptance and approval of new products and new indications for current products by the U.S. FDA and international regulatory agencies; the impact of competitive products and pricing; the timely and successful negotiation of partnerships or other transactions; the strength of the United States dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC.

All forward-looking statements contained herein are neither promises nor guarantees.  Columbia does not undertake any responsibility to revise or update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has material exposure to market rate risk.  The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.

Expenditures primarily related to manufacturing in the six months ended June 30, 2010 were approximately $0.2 million less than they would have been if the average 2009 exchange rates had been in effect in 2010.

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

Based on their evaluation at June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system (BDS), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million, subject to other conditions.  The contract terminates, however, when the last of the relevant patents expire even if the Company has paid aggregate royalties less than $7.5 million.  The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on future sales, if any, of Replens® and RepHresh®.  On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court ("District Court") for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE.  Bio-Mimetics later added a claim for correction of inventorship, which challenges the inventorship of certain Company patents related to the STRIANT, PROCHIEVE, and CRINONE products.  To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full.  On March 31, 2010, the District Court granted summary judgment to the Company on Bio-Mimetics’ unfair or deceptive practices and correction of inventorship claims.  On May 26, 2010, the District Court granted summary judgment to Bio-Mimetics on its breach of contract claim.  The Company has filed an appeal of that decision to the United States Court of Appeals for the First Circuit, which will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract.  Bio-Mimetics has filed a cross-appeal.

Item 1A. Risk Factors

There have been a number of changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009 primarily resulting from the closing of the Watson Transactions and the elimination of the Company’s debt.  These risk factors have been updated below to reflect such changes.

Our Phase III PREGNANT Study to reduce the incidence of preterm birth may not be successful.

Our lead research and development opportunity is the PREGNANT study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound in mid-pregnancy.  This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of PROCHIEVE 8% on reducing the risk of preterm birth in women with a cervical length between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy.  The primary endpoint is a reduction in the incidence of preterm birth at less than or equal to 32 weeks gestation vs. placebo.  Enrollment in the study was completed in June 2010, and we expect study results around the end of 2010.  The study may not demonstrate the safety or efficacy of the product for this indication.  In addition, the study may provide insufficient safety or efficacy data to meet FDA requirements for approval of the indication.  In such event, a substantial portion of the contingent payments under the Watson Transactions would not be paid.

Our business is heavily dependent on the continued sale of CRINONE/PROCHIEVE 8% by Merck Serono and Watson.

Our operating results are heavily dependent on the revenues and royalties derived from the sale of CRINONE 8% to Merck Serono for sale outside the U.S. and from Watson for sale in the U.S. Revenues from the sales to Merck Serono in 2009 constituted approximately 27% of our total net revenues.  We do not control the amount and timing of marketing resources that Merck Serono devotes to our product.  The failure of Merck Serono to effectively market CRINONE 8% in its territories outside the U.S. could have a material adverse effect on our business, financial condition and results of operations.  On May 18, 2010, our license and supply agreement with Merck Serono was renewed for an additional five-year term.

Net revenues from CRINONE/PROCHIEVE 8% in the U.S. in 2009 totaled approximately $15.2 million or approximately 47% of our total net revenues.  The contribution margin from those sales after manufacturing, sales, marketing and distribution costs was $1.7 million.  It is noted that sales by Watson will have to increase to $17 million if our royalty streams at 10% are to equal the contribution margin for 2009.  We do not control the amount and timing of marketing resources that Watson devotes to our product.  The failure of Watson to effectively market CRINONE/PROCHIEVE 8% in the U.S. could have a material adverse effect on our business, financial condition and results of operations and require us to raise additional funds.

The price of our Common Stock has been and may continue to be volatile.

Historically, the market price of our Common Stock has fluctuated over a wide range.  Between 2007 and 2008, our Common Stock traded in a range from $.92 to $5.25 per share.  In 2009, our Common Stock traded in a range from $.65 to $1.74 per share.  In the first six months of 2010, our stock traded in a range of $.93 to $1.43 per share.  It is likely that the price of our Common Stock will continue to fluctuate.  The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations.  In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products.  In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.

We have a history of losses and we may not have sufficient funds to continue operations unless we are able to raise additional funds, which may not be available to us.

We have had a history of losses since our founding.  For the year ended December 31, 2009, we had a net loss of $21.9 million.  If we and our partners are unable to successfully develop and market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise.  Additional financing may not be available to us on acceptable terms, if at all

The current stock market and credit market conditions are extremely volatile and may restrict our ability to raise additional funds to meet our capital needs.

The current stock market and credit market conditions are extremely volatile.  It is difficult to predict whether these conditions will continue or worsen and, if so, whether the conditions would impact the Company and whether the impact would be material.  In particular, constriction and volatility in the equity and debt markets may restrict our future ability to access these markets should it become necessary to raise additional funds.

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

The process of developing product candidates involves a degree of risk and may take several years.  Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

·	Clinical trials may show our product candidates to be ineffective for the indications studied or to have harmful side effects;

·	Product candidates may fail to receive regulatory approvals required to bring the products to market;

·	Manufacturing costs or other factors may make our product candidates uneconomical; and

·	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

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

·
The rate of patient enrollment which is a function of factors including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the nature of the study protocol;

·	Institutional Review Board, or IRB, approval of the study protocol and the informed consent form;

·	Prior regulatory agency review and approval;

·	Analysis of data obtained from clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;

·	Changes in the policies of regulatory authorities for drug approval during the period of product development; and

·	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

In addition, developing product candidates is very expensive and will continue to have a significant impact on our ability to generate profits.  Factors affecting our product development expenses include:

·	Our ability to raise any additional funds that we need to complete our trials;

·	The number and outcome of clinical trials conducted by us and/or our collaborators;

·	The number of products we may have in clinical development;

·	In licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

·	Future levels of our revenue.

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

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

·	A product candidate may not be deemed to be safe or effective;

·	The manufacturing processes or facilities we have selected may not meet the applicable requirements; and

·	Changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

Any delay in, or failure to receive, approval for any of our product candidates could prevent us from growing our revenues or achieving profitability.

Healthcare insurers and other payors may not pay for our products or may impose limits on reimbursement.

Our ability or the ability of our partners to commercialize our prescription products will depend, in part, on the extent to which reimbursement for our products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors.  If we succeed in bringing new prescription products to market or expand the approved label for existing products, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs.  Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class.  This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products.  Our products or products marketed by our partners from which we derive royalties may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner.  Once reimbursement at an agreed level is approved by a third-party payor, reimbursement may be lost entirely or be reduced compared to competitive products.  As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved.  We or our partners may also decide to enter into discount or formulary fee arrangements with payors, which could result in lower or discounted prices for CRINONE, PROCHIEVE, STRIANT or future products.

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

CRINONE/PROCHIEVE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, including Endometrin® (progesterone vaginal insert) marketed by Ferring, Prometrium® (oral micronized progesterone) marketed by Solvay, pharmacy-compounded injections and pharmacy-compounded vaginal suppositories.  In June 2007, Ferring obtained FDA approval for and launched Endometrin®, a competing product for use in infertility.  Ferring is one of the leading companies in the infertility market and, in addition to Endometrin, offers gonadotropin hormones generally used for the treatment of infertility.  Ferring may have greater awareness among key reproductive endocrinology opinion leaders than our Company or our partners.

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

The amount of net proceeds that we will receive from the Watson Transactions is subject to uncertainties.

The milestone and royalty payments contemplated by the Purchase Agreement are subject to uncertainties, many of which are beyond our control.  It is possible that these payments may be materially less than we expect or may not be owed to us at all.

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

We are the defendant in a lawsuit to recover past and future royalties on our products and we may not prevail.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system (BDS), other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million, subject to other conditions.  The contract terminates, however, when the last of the relevant patents expire even if the Company has paid aggregate royalties less than $7.5 million.  The Company determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on future sales, if any, of Replens® and RepHresh®.  On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court ("District Court") for Massachusetts (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract and unfair or deceptive trade practices for the Company’s failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE.  Bio-Mimetics later added a claim for correction of inventorship, which challenges the inventorship of certain Company patents related to the STRIANT, PROCHIEVE, and CRINONE products.  To date, the Company has paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full.  On March 31, 2010, the District Court granted summary judgment to the Company on Bio-Mimetics’ unfair or deceptive practices and correction of inventorship claims.  On May 26, 2010, the District Court granted summary judgment to Bio-Mimetics on its breach of contract claim.  The Company has filed an appeal of that decision to the United States Court of Appeals for the First Circuit, which will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract.  Bio-Mimetics has filed a cross-appeal.

The Company continues to incur defense costs and other expenses in connection with this lawsuit.  We believe we have meritorious defenses and intend to defend the Company vigorously.  A judgment against us could require us to pay approximately $2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of our products subject to the contractual conditions.  We have no insurance coverage in this matter.

We are subject to government regulation, which could affect our ability or our partners’ ability to sell products.

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

As of July 15, 2010, we had 84,134,294 shares of Common Stock outstanding, of which 67,885,041 shares were freely tradable by non-affiliates.  As of that date, approximately 16,249,263 shares of Common Stock were held by affiliates.  We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options.  If all of these securities are exercised or converted, an additional 25,517,676 shares of Common Stock will be outstanding, all of which are available for resale under the Securities Act.  The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock.  In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)	Exhibits

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Columbia Laboratories, Inc., filed with the Secretary of State of Delaware July 1, 2010. (4)
4.1	Watson Term Loan Promissory Note, dated June 1, 2010. (3)
4.2	Form of Warrant to Purchase Common Stock. (4)
10.1†	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010. (1)
10.2	Second Amended and Restated License and Supply Agreement between Columbia Laboratories (Bermuda) Ltd., and Ares Trading S.A., effective May 19, 2010. (2)

10.3	Investor’s Rights Agreement, dated July 1, 2010. (4)
10.4	Watson Supply Agreement, dated July 2, 2010. (4)
10.5	Watson License Agreement, dated July 2, 2010. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plans or arrangements

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 4, 2010

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 14, 2010

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 1, 2010

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 1, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  August 5, 2010