Form 10-Q
period 2010-09-30
COLUMBIA LABORATORIES INC
filed 2010-11-04
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No   __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

                                                                Large accelerated filer [ ] Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 3, 2010: 80,800,964.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A (the “2009 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2010.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $8,240,760 in 2010 and
$12,225,732 in 2009 is interest bearing	$22,434,558	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively (including
amounts from related parties: 2010 - $576,749; 2009 - $0)	2,447,988	4,262,851
Inventories	2,766,766	2,532,722
Prepaid expenses and other current assets	218,169	1,097,525
Total current assets	27,867,481	22,650,713

Property and equipment, net	564,925	691,479
Intangible assets, net	-	18,770,332
Other assets	483,883	1,644,695

TOTAL ASSETS	$28,916,289	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$-	$144,897
Accounts payable	1,944,315	3,662,091
Accrued expenses	6,963,451	4,588,088
Redeemable warrants	5,643,021	-
Total current liabilities	14,550,787	8,395,076

Notes payable	-	32,965,863
Long-term portion of financing agreements	-	15,234,406
Deferred revenue, (including amounts from related parites:
2010 - $25,554,840; 2009 - $0)	25,835,106	328,367
	40,385,893	56,923,712
TOTAL LIABILITIES

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock,
600 shares issued and outstanding in 2010 and 2009,
respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and
outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and
outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 150,000,000 shares and 100,000,000 authorized in 2010 and 2009, respectively; 84,434,611 and
65,761,986 shares issued in 2010 and 2009, respectively	844,345	657,619
Capital in excess of par value	264,496,821	242,637,646
Less cost of 3,521,499 and 131,935 treasury shares in
2010 and 2009, respectively	(3,403,090)	(280,813)
Accumulated deficit	(274,194,519)	(256,979,263)
Accumulated other comprehensive income	186,248	197,727
Shareholders' deficit	(12,069,604)	(13,766,493)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$28,916,289	$43,757,219

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Net product revenues (including amounts from related parties:
2010 - $581,104; 2009 - $0)	$21,702,045	$23,318,938	$5,117,378	$7,807,945
Royalties (including amounts from related parties:
2010 - $450,000; 2009 - $0)	544,349	256,683	540,380	75,713
Other revenues (including amounts from related parties:
2010 - $8,487,192; 2009 - $0)	8,537,003	72,227	8,503,655	19,299
Total net revenues	30,783,397	23,647,848	14,161,413	7,902,957

COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related parties:
2010 - $528,473; 2009 - $0)	6,232,062	6,680,929	2,969,827	2,561,560
Gross profit	24,551,335	16,966,919	11,191,586	5,341,397

OPERATING EXPENSES:
Selling and distribution	9,882,039	8,999,177	3,925,408	3,096,810
General and administrative	12,451,067	7,708,514	4,339,349	2,147,515
Research and development	6,609,318	6,206,028	2,034,183	2,258,656
Amortization of licensing right	2,522,364	3,783,546	-	1,261,182
Total operating expenses	31,464,788	26,697,265	10,298,940	8,764,163

(Loss) income from operations	(6,913,453)	(9,730,346)	892,646	(3,422,766)

OTHER INCOME (EXPENSE):
Interest income	24,625	33,801	22,416	5,057
Interest expense	(4,832,641)	(6,488,859)	(12,549)	(2,283,524)
Change in fair value of derivative	-	-	4,829,036	-
Loss on debt extinguishment	(5,156,775)	-	(5,156,775)	-
Change in fair value of redeemable warrants	(133,128)	-	(133,128)	-
Other, net	(201,684)	(225,156)	(184,024)	(152,029)
Total other expenses	(10,299,603)	(6,680,214)	(635,024)	(2,430,496)

(Loss) Income before taxes	(17,213,056)	(16,410,560)	257,622	(5,853,262)
State income taxes	(2,200)	(16,930)	-	-
NET (LOSS) INCOME	$(17,215,256)	$(16,427,490)	$257,622	$(5,853,262)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.24)	$(0.30)	$0.00	$(0.11)
Diluted	$(0.24)	$(0.30)	$0.00	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	70,987,668	54,397,545	82,010,063	54,455,731
Diluted	70,987,668	54,397,545	82,010,063	54,455,731

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

NET (LOSS) INCOME	$ (17,215,256)	$ (16,427,490)	$ 257,622	$(5,853,262)

Other comprehensive (loss) income:
Foreign currency translation	(11,479)	26,268	12,032	7,427

COMPREHENSIVE (LOSS) INCOME	$ (17,226,735)	$ (16,401,222)	$ 269,654	$(5,845,835)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	130	$ 1	59,000	$ 590	65,761,986	$ 657,619	$ 242,637,646	$ (280,813)	$ (256,979,263)	$ 197,727	$ (13,766,493)
Issuance of common stock and warrants	-	-	-	-	18,607,407	186,074	19,196,706	-	-	-	19,382,780
Share based compensation expense	-	-	-	-	65,218	652	2,684,969	-	-	-	2,685,621
Repurchase of company stock	-	-	-	-	-	-	-	(3,059,996)	-	-	(3,059,996)
Purchase of treasury stock	-	-	-	-	-	-	-	(62,281)	-	-	(62,281)
Dividends on preferred stock	-	-	-	-	-	-	(22,500)	-	-	-	(22,500)
Translation adjustment	-	-	-	-	-	-	-	-	-	(11,479)	(11,479)
Net loss	-	-	-	-	-	-	-	-	(17,215,256)	-	(17,215,256)
Balance, September 30, 2010	130	$ 1	59,000	$ 590	84,434,611	$ 844,345	$ 264,496,821	$ (3,403,090)	$ (274,194,519)	$ 186,248	$ (12,069,604)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (17,215,256)	$ (16,427,490)
Adjustments to reconcile net loss to net
cash used in operating activities-
Depreciation and amortization	3,107,178	4,211,858
Amortization on beneficial conversion features	918,710	1,222,692
Amortization on warrant valuation	673,852	909,898
Change in value of warrants	133,128	-
Recognition of deferred income	(8,537,003)	(38,135)
Provision for sales returns	1,633,424	848,662
Writeoff of accounts receivable	67,744	-
Writedown of inventories	42,595	1,496
Loss on extingquishment of debt	5,156,775	-
Stock based compensation	2,685,621	1,428,217
Non-cash interest expense on financing agreements	1,137,222	1,519,374
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,747,119	333,426
Inventories	(276,639)	63,432
Prepaid expenses and other current assets	879,356	716,050
Other assets	(737)	9,438
Increase (decrease) in:
Accounts payable	(1,717,776)	397,226
Other accrued expenses	704,747	(987,109)
Net cash used in operating activities	(8,859,940)	(5,790,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,864)	(48,039)
Proceeds from sale of assets	35,240,000	-
Net cash provided by (used in) investing activities	35,205,136	(48,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	11,643,897	750,000
Proceeds from financing agreements - Watson Note	15,000,000	-
Payment of note payable	(25,999,999)	-
Payments pursuant to financing agreements	(16,155,903)	-
Repurchase of company stock	(3,059,996)	-
Payments for purchase of treasury stock	(62,281)	(91,584)
Dividends paid	(22,500)	(24,688)
Net cash provided by (used in) financing activities	(18,656,782)	633,728

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2010	2009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,471)	39,471

NET INCREASE (DECREASE) IN CASH	7,676,943	(5,165,805)

CASH, BEGINNING OF PERIOD	14,757,615	12,497,382

CASH END OF PERIOD	$22,434,558	$7,331,577

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$-	$175,000

Issuance of Warrants for Option to Extend Pharmabio Debt	$-	$719,904

Forgiveness of Watson Note	$15,000,000	$-

Net Issuance of Common Stock for Debt Retirement	$7,738,883	$-

Issuance of Warrants for Debt Retirement	$5,509,893	$-

SUPPLEMENTAL INFORMATION

Interest paid	$1,600,000	$2,400,003

Taxes paid	$58,256	$31,634

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

(2)            WATSON TRANSACTIONS:

On March 3, 2010, the Company, Watson Pharmaceuticals, Inc., as a guarantor of the Buyer’s obligations (“Watson”), and Coventry Acquisition, Inc., a subsidiary of Watson (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to the Buyer (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s Common Stock.  After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.  The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Watson Transactions.”

On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Watson Note”).  Amounts due under the Watson Note accrued interest at the rate of 4% per annum.  If the Watson Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Watson Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Watson Note) with any party other than as contemplated pursuant to the Watson Transactions, the Watson Note would accelerate, and the Company would be required to repay all amounts due under the Watson Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company’s Convertible Subordinated Notes (the "Notes") were paid in full or (ii) 21 Trading Days (as defined in the Watson Note) after the occurrence of such Fundamental Transaction.  If neither the Watson Transactions nor another Fundamental Transaction closed, the Watson Note would become due and payable on December 31, 2011.  If the Company were required to repay the Watson Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Watson on the date the Watson Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.

At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, the Buyer paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased Assets.  In addition, the Buyer agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones.  The Buyer also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain progesterone products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled.  In addition, if the Buyer commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If the Buyer or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

Pursuant to the Purchase Agreement, the Company and the Buyer have also agreed to collaborate with respect to the development of progesterone products.  In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities.  The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee.  The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010.  All other development costs incurred in connection with the development collaboration will be paid by the Buyer.

The parties also agreed to enter into various ancillary agreements, including an Investor’s Rights Agreement (pursuant to which the Buyer has the right to designate a member of the Company’s board of directors for the period set forth therein, the Buyer will obtain certain registration rights pertaining to the Shares and the Buyer will agree to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply PROCHIEVE 4%, PROCHIEVE 8% and CRINONE 8% to the Buyer for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.

The Company's stockholders approved the Watson Transactions on July 1, 2010.  The Watson Transactions closed on the morning of July 2, 2010.

As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and the Buyer terminate their relationship with respect to the joint development of progesterone products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions.  The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions on July 2, 2010.

Accounting Treatment of the Watson Transactions

Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million.  The excess has been recorded as deferred revenue and is being amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the Food and Drug Administration's ("FDA") expected acceptance of, the related new drug application which is planned to occur in the first half of 2011 but there can be no assurance that these events will occur.

Transaction costs in connection with the Watson Transactions, which include investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense.  For the three and nine months ended September 30, 2010, these expenses were $ 1.7 million and $ 4.2 million. respectively.  There were no such costs in the three and nine months ended September 30, 2009.

Royalties on net sales of all progesterone products by Watson will be recognized as revenue when earned.  Future contingent milestone payments under the Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when and if these milestones are achieved.  All royalty and milestone payments from Watson are subject to a 1% fee payable to Torreya, the Company's investment advisor, and will be recorded upon the achievement of the milestones.  To ensure the successful transition of the commercial operations of CRINONE and  PROCHEIVE, the Company has continued certain contracts and services with its vendors on behalf of Watson for which Watson is reimbursing the Company.  These expenses and payments have been netted within operating expenses.  The Company has either invoiced or accrued for these expenses due from Watson for approximately $127,000.

(3)            DEFERRED REVENUE:

Upon the closing of the Watson Transactions, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds (plus accrued interest) to the fair value of the 11.2 million shares of Common Stock and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million.  The excess has been recorded as deferred revenue and is being amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the FDA's expected acceptance of, the related new drug application which is planned to occur in the first half of 2011 but there can be no assurance that these events will occur.

	September 30,	December 31,
	2010	2009
Cash Proceeds from Watson Transaction and Debt Forgiveness:	$ 62,000,000	$ -
Interest on Watson Note forgiven	50,000
Common Stock	(11,760,000)	-
Gross Proceeds less Value of Stock	50,290,000

Net Book Value of Intangible Assets Sold to Watson	(16,247,968)	-
Deferred Revenue related to Watson	34,042,032

3rd Quarter Amortization of Deferred Revenue Related to Watson	(8,487,192)	-

Net Deferred Revenue - Watson	25,554,840	-

Deferred Revenue - Other	280,266	328,367

Deferred Revenue	$ 25,835,106	$ 328,367

(4)            SALES RETURN RESERVES:

Historically, revenues from the sale of products have been recorded at the time goods are shipped to customers; this will continue to be the case for sales of STRIANT.  Subsequent to the closing on July 2, 2010 of the Watson Transactions (See Note 2), sales of Progesterone Products to Watson will be recorded upon receipt of goods at Watson's warehouse.  The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  The Company's policy for sales to the trade, domestically, allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized.  The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first.  The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary.

An analysis of the reserve for sales returns follows:

	Nine Months Ended September 30,
	2010	2009

Balance at beginning of year	$ 1,883,623	$ 1,864,316

Provision:
Related to current period sales	745,405	485,778
Related to prior period sales	888,019	362,884
	1,633,424	848,662

Returns:
Related to current period sales	(61,013)	(17,896)
Related to prior period sales	(745,945)	(933,321)
	(806,958)	(951,217)

Balance at end of quarter	$ 2,710,089	$ 1,761,761

The Company believes the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions.  Historically, they have been wholly dependent on the Company’s ability to sell and market its products; following the closing on July 2, 2010 of the Watson Transactions (See Note 2), they are dependent on the ability of Watson to sell and market CRINONE (progesterone gel).  If prescriptions are lower in future periods, then the current reserve may not be adequate.  The Company is solely responsible for sales returns for products sold prior to the closing of the Watson Transactions on July 2, 2010.  Watson does not have the right to return products to the Company.

(5)            INVENTORIES:

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Finished goods	$ 1,605,605	$ 1,343,742
Raw materials	1,161,161	1,188,980

	$ 2,766,766	$ 2,532,722

(6)            NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of the Notes to a group of existing institutional investors.  The Notes accrued interest at a rate of 8% per annum and are subordinated to the STRIANT Agreement (see Note 7) and had a stated maturity date of December 31, 2011.  They are convertible into a total of approximately 7.6 million shares of common stock (“Common Stock”) at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants had a stated expiration date of December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono S.A ("Merck Serono") the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the five-year term of the related Notes.  For the three- and nine- month periods ended September 30, 2010, $0.8 million and $1.6 million, respectively, of amortization related to these discounts were classified as interest expense in the consolidated statements of operations.  Unamortized discounts of $7.0 million had been reflected as a reduction to the face value of the Notes in the consolidated balance sheet as of December 31, 2009 and is fully written off as a result of the closing of the Watson Transactions and the Note Purchase Agreements.

On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Notes.  Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders.  The aggregate purchase price for the Notes was $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.  The closings of the transactions contemplated by the Note Purchase Agreements were subject to various conditions, including the consummation of the Watson Transactions.  Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminated the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transactions.  The Amendment would have terminated if the note purchase closings did not occur on or prior to August 31, 2010 and in certain other circumstances.  On July 2, 2010, the closings under the Note Purchase Agreements occurred and the Notes were canceled.

The Notes contained an embedded derivative that allowed the holders to redeem the Notes at face value in the event of the sale of substantially all of the assets of the Company.  Prior to the signing of the Watson Transactions (See Note 2) on March 3, 2010, this feature was assigned a nominal value as the Company assessed the potential for such sale to be remote.  The Watson Transactions resulted in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Watson Transactions and the carrying value of the Notes.  Accordingly, the Company recorded a non-cash charge of $5,848,150 on March 31, 2010.

The value of the embedded derivative fluctuated as long as the Notes remained outstanding, based on changes in the fair value of the consideration and the carrying value of the Notes.  On June 30, 2010, the non-cash charge for the embedded derivative was $4,829,036.  With the closing of the Watson Transactions on July 2, 2010, the value of the embedded derivative was reversed.  The embedded derivative was classified as a Level 2 valuation as described in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10, “Fair Value Measurements and Disclosures.”

The Warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants.  The Warrants contained a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company issues shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study.  This resulted in the Warrants being recorded as a liability; the Company determined the fair value using the Black-Scholes model.  The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893.  It was increased as of September 30, 2010 by $133,128 to $5,643,021. The value of the redeemable warrants will be adjusted in future reporting periods for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study.  Thereafter, the obligation will be reclassified to capital in excess of par value.

(7)            FINANCING AGREEMENTS-STRIANT:

In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio Development Inc. ("PharmaBio") agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement.  In return, PharmaBio received a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels.  The royalty term was seven years.  Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities.  The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%.  Interest expense was $1.2 million and $1.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

On July 22, 2009, the Company and PharmaBio entered into an amendment to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company would escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of Common Stock at an exercise price of $1.15.  Using the Black-Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Common Stock to be $719,904, or $0.80 per share, which was being amortized over the 16 month period through November 2010.  The amortization expense recorded in the nine months ended September 30, 2010 was approximately $270,000.

On March 3, 2010, the Company entered into an amendment (the “PharmaBio Amendment”) with PharmaBio to the STRIANT Agreement.  The PharmaBio Amendment provided for the early termination of the STRIANT Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummated (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.

On July 2, 2010, the Company paid $ 16.2 million to PharmaBio and the STRIANT Agreement was terminated.  In addition, the amortization of the remaining balance of $225,000 for the value assigned to the 900,000 warrants was written off.  PharmaBio retains the 900,000 warrants to purchase shares of Common Stock.

(8)            DEBT EXTINGUISHMENT:

A charge to operations in the three months ended September 30, 2010 representing the loss on all debt extinguishment for the Notes, PharmaBio debt and the write-off of the remaining balance of the deferred financing costs was made as of the closing date of the Watson Transactions in the amount of $5,156,775, the proceeds from which were used to extinguish the debt.

Net Book Value of Long-Term Notes Payable		$ 34,558,425

Consideration:	Number of shares
Stock issued to Noteholders	7,407,407	(7,777,777)
Cash		(25,999,999)
Warrants to purchase shares of Common Stock	7,750,000	(5,509,893)

Loss on Extinguishment of Notes		(4,729,244)

Gain (Loss) on Debt Extinguishment of PharmaBio Debt Extinguishment		310,622
Write-off of Deferred Charges		(738,153)
Net Loss on Debt Extinguishment		$ (5,156,775)

(9)            FINANCING AGREEMENTS-WATSON NOTE:

On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to the Watson Note.  Amounts due under the Watson Note accrued interest at the rate of 4% per annum.  If the Watson Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Watson Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Watson Note) with any party other than as contemplated pursuant to the Watson Transactions, the Watson Note would accelerate, and the Company would be required to repay all amounts due under the Watson Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company’s Notes  were paid in full or (ii) 21 Trading Days (as defined in the Watson Note) after the occurrence of such Fundamental Transaction.  If neither the Watson Transactions nor another Fundamental Transaction closed, the Watson Note would become due and payable on December 31, 2011.  If the Company were required to repay the Watson Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Watson on the date the Watson Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.

The proceeds of the Watson Note were intended to be used by the Company for purposes of financing product development activities as described in the Watson Note and for general corporate purposes.

The Watson Note was unsecured and subordinate in right of payment to the Company’s obligations to PharmaBio under the STRIANT Agreement.  As required by the STRIANT Agreement, pursuant to a Letter Agreement dated June 1, 2010 between the Company and PharmaBio, PharmaBio consented to the Company entering into, and incurring the debt under, the Watson Note.  The Watson Note was also subordinate in right of payment to the Company’s Notes.  The Watson Note contained certain covenants and representations and warranties, including a covenant which prohibited the Company from incurring any additional indebtedness that would rank senior or pari passu to the Watson Note, subject to certain exceptions specified in the Watson Note.

The Watson Note contained customary events of default and acceleration provisions.  Upon the occurrence of a default under the Watson Note and so long as the same remained continuing, all unpaid amounts thereunder, together with all accrued but unpaid interest thereon, would become payable.

On the closing of the Watson Transactions on July 2, 2010, the Watson Note and the accrued interest were forgiven.

The Watson Note included provisions that could cause the acceleration of all interest under the Watson Note to be paid by the Company.  This represented an embedded derivative that was separated and assigned a nominal value due to the fact that this derivative was only triggered if a transaction other than the proposed Watson Transactions closed.  At June 30, 2010, the Company believed there was an extremely high likelihood that both the stockholders would approve the Watson Transactions on July 1, 2010, and the Watson Transactions would close on July 2, 2010, which supported the nominal value for the embedded derivative.

(10)            GEOGRAPHIC INFORMATION:

The Company and its subsidiaries are engaged in one line of business, the development, licensing, manufacturing  and sale of pharmaceutical products.  The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations.  The Company’s international customer, Merck Serono, sells its products into several countries.

As of July 2, 2010, with the completion of the Watson Transactions, Watson will be responsible for the commercialization and sale of progesterone products domestically.  The Company will supply Watson with finished products on a cost plus 10% basis.

The following table shows selected information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the nine months
ended September 30, 2010
United States	$ 21,422,766	$ 24,697,531

Switzerland	7,694,077	4,218,758
Other countries	1,666,554	-
Total International	9,360,631	4,218,758
Total	$ 30,783,397	$ 28,916,289

As of and for the nine months
ended September 30, 2009
United States	$ 14,442,536	$ 31,775,481

Switzerland	6,513,979	4,113,445
Other countries	2,691,333	-
Total International	9,205,312	4,113,445
Total	$ 23,647,848	$ 35,888,926

(11)            (LOSS) INCOME PER COMMON AND POTENTIAL COMMON SHARE:

 The calculation of basic and diluted (loss) income per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
NET (LOSS) INCOME	$ (17,215,256)	$ (16,427,490)	$ 257,622	$(5,853,262)
Less: Preferred stock dividends	(22,500)	(24,688)	(7,500)	(7,500)

NET (LOSS) INCOME APPLICABLE TO
COMMON STOCK	$ (17,237,756)	$ (16,452,178)	$ 250,122	$(5,860,762)

NET (LOSS) INCOME PER COMMON SHARE:

Basic	$ (0.24)	$ (0.30)	$ 0.00	$ (0.11)
Diluted	$ (0.24)	$ (0.30)	$ 0.00	$ (0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	70,987,668	54,397,545	82,010,063	54,455,731
Diluted	70,987,668	54,397,545	82,010,063	54,455,731

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected restricted shares of Common Stock outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the loss per share calculation amounted to 28,705,906 and 22,405,539 for the nine month ended September 30, 2010, and 2009, respectively.

(12)            LEGAL PROCEEDINGS

Claims and lawsuits are filed against the Company from time to time.  Although the results of pending claims are always uncertain,  the Company believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from these actions.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens and RepHresh. Bio-Mimetics has sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents.  On March 31, 2010, the District Court granted the Company’s summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for the Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics have each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal has now been transferred to the Federal Circuit). The Appellate Court will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract. The Company continues to incur defense costs and other expenses in connection with this lawsuit.  Although the Company believes it has meritorious defenses and intend to defend the case vigorously; if the Appellate Court affirms the judgment of the District Court, the Company expects to pay approximately $2.2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of the Company's products subject to the contractual conditions.  The Company does not have insurance coverage in this matter.  The $2.2 million reserve was included in selling and distribution expenses in the quarter ended September 30, 2010 and was included in accrued expenses as of that date.

(13)            STOCK-BASED COMPENSATION:

The Company’s net loss for the nine months ended September 30, 2010 and September 30, 2009 included $2.7 million and $1.4 million, respectively, of stock based compensation expense.  Stock-based compensation expense in the amount of $1.4 million for the acceleration and modification of the vesting of stock options and restricted shares was recognized as a result of the Watson Transactions and is reflected in the total stock-based compensation reported for the nine months ended September 30, 2010 in the amounts shown below.

	Nine Months Ended September 30,
Stock Based Compensation	2010	2009

Cost of revenues	$ 133,543	$ 58,253

Selling and distribution	1,118,221	364,566

General and administrative	1,200,860	897,890

Research and development	232,997	107,508

Total	$ 2,685,621	$ 1,428,217

(14)            FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of accounts receivable and accounts payable  approximate their carrying amount.

The fair value of the Company's contingent obligation to purchase the Warrants issued under the Note Purchase Agreements  if the Company issues shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study, has been determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010 and has been adjusted as of September 30, 2010 by $133,128 to $5,643,021 and will be adjusted in future reporting period for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study.

(15)            RELATED PARTY TRANSACTIONS

The table below presents the transactions between the Company and Watson.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Net product revenues	$581,104	$-	$581,104	$-

Royalties	450,000	-	450,000	-

Other revenue (amortization of
deferred revenue)	8,487,192	-	8,487,192	-
Total net revenues	9,518,296	-	9,518,296	$-

COST OF PRODUCT REVENUES
Cost of product revenues	528,473	-	528,473	-
Gross profit	$8,989,823	$-	$8,989,823	$-

To ensure the successful transition of the commercial operations of CRINONE and  PROCHEIVE, the Company has continued certain contracts and services with its vendors on behalf of Watson for which Watson is reimbursing the Company.  These expenses and payments have been netted within operating expenses.  The Company has either invoiced or accrued for these expenses due from Watson for approximately $127,000.

(16)            RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements.  ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application is permitted with required transition disclosures based on the period of adoption.  The Company is currently evaluating the application date and the impact of this standard on the consolidated financial statements.

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

Historically, we received revenues domestically from our Progesterone Products (CRINONE and PROCHIEVE) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees. As of July 2, 2010 and the close of the Watson Transactions described below, we will supply Watson with CRINONE and PROCHIEVE products and Watson will promote and sell these products to wholesalers and specialty pharmacies in the United States.  We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.

Product Revenues include

    • CRINONE 8% (progesterone gel) marketed and sold by us in the U.S. through July  2, 2010, and sold to Watson for resale in the U.S. beginning after July 2, 2010;

    • CRINONE 8% sold to Merck Serono for resale outside the U.S.;

    • PROCHIEVE 8% (progesterone gel) sold by us in the U.S. through July 1, 2010 and sold to Watson for resale in the U.S. beginning after July 2, 2010;

    • PROCHIEVE 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that terminated on July 23, 2010 and sold to Watson on July 2, 2010 for resale in the U.S. beginning after July 23, 2010;

    • STRIANT (testosterone buccal system) marketed and sold by us in the U.S.

In 2009, we also sold Replens Vaginal Moisturizer and RepHresh Vaginal Gel to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for resale pursuant to a supply agreement that expired on October 31, 2009.  During 2010, we have received and fulfilled additional orders for Replens and RepHresh products from Lil’ Drug Store.

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson for a $47 million upfront payment plus royalties on certain progesterone products and potential milestone payments (the “Watson Transactions”).  On June 1, 2010, we entered into a $15 million loan from Watson.  On July 2, 2010, the Company closed these transactions and the loan from Watson was forgiven in accordance with its terms.  Forgiveness of the loan increased the upfront proceeds upon closing to $62 million.  Additional milestone payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches.  Watson will fund the development of a next-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  (See Note 2 included in “Item 1. Financial Statements.)

On May 18, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.

Columbia's business now consists of its royalty and manufacturing revenues, potential milestone payments, its collaboration with Watson on the development of next-generation progesterone products, and its novel bioadhesive drug delivery technologies and other products, some of which are based upon the Company's novel bioadhesive drug delivery technology.

With the closing of the Watson Transactions, all CRINONE and PROCHIEVE products are marketed and sold in the U.S. by Watson.  We will manufacture and sell product to Watson at our cost plus 10%: these revenues will be recorded within Product Revenues.  In addition, we will receive royalty payments going forward equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over.  Outside the U.S., we supply Merck Serono with CRINONE 8% for resale.

Future recurring revenues will be derived primarily from product and royalty streams from our partners, Watson and Merck Serono, as well as sales of STRIANT.  Non-recurring revenues will be realized based upon the amortization of the upfront payments received from Watson over the relevant development period.  Future, non-recurring milestone payments will be recognized when and if the milestones are achieved.  Operating expenses attributable to product selling, marketing and distribution activities will be eliminated with the exception of those expenses related to the distribution of STRIANT.  General and administrative expenses will be reduced and research and development expenses should decrease as the PREGNANT Study and related NDA filing are completed.

All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to the Company, in the case of the products commercialized ourselves or supplied for resale in the United States.  Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.

From July 2010 through June 2011, the Company will record the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million.  The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts.  Beginning in the fourth quarter of 2010, only distribution costs related to STRIANT will be included in selling and distribution costs.  Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country.  In addition, the majority of our general and administrative expenses represent the Company’s management activities as a public company and are charged to our United States operations.  The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations; amortization on these rights ceased with the completion of the Watson Transactions.  As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.

As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and the Buyer terminate their relationship with respect to the joint development of progesterone products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions.  The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions.

Effective May 19, 2010, the Company’s wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., renewed its license and supply agreement with Ares Trading, S.A., an affiliate of Merck Serono S.A. (“Merck Serono”) under which Merck Serono is granted an exclusive license to our CRINONE (progesterone gel) products outside the United States. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Also, with the 2010 renewal, the Company agreed to assign its CRINONE trademark registrations outside the United States to Merck Serono. The Company owns and remains responsible for all proceedings relating to the patents on the product outside the United States, which patents will expire in September 2014.

Under the agreement, the Company is the exclusive supplier of CRINONE to Merck Serono.  There is a forecasting and ordering procedure under which Merck Serono must provide the Company with a rolling 18-month forecast of Merck Serono's requirements of product for each country in which the product is marketed. The first four months of each forecast are firm orders. The Company is required to supply to Merck Serono all of its requirements of the product before supplying the Company’s own requirements or that of any licensee of the Company in the United States, including Watson Pharmaceuticals, Inc.

The purchase price to Merck Serono for CRINONE is determined on a country-by-country basis and is the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) Columbia’s direct manufacturing cost plus 20%. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units. The Company supplies promotional samples at the Company's direct manufacturing cost. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck Serono may elect to retain a license to the product and be entitled to manufacture the product.  In such event Merck Serono is obligated to pay the Company royalties, on a country-by-country basis, of fifteen percent (15%) of net sales, which royalty rate is reduced to seven percent (7%) of net sales if the licensed patents in such country have expired or a third-party vaginally-administered progesterone product approved in such country captures fifteen percent (15%) or more of the sales of the product in such country until May 21, 2015, and thereafter a royalty of two percent (2%) of net sales in such country until May 21, 2020. Thereafter Merck Serono will have an irrevocable fully paid up license to the product in such country.

Under the agreement, each party is responsible for new clinical trials and government registrations in its territory and the parties are obligated to consult from time to time regarding the studies. Each party agrees to promptly provide the other party the data from its studies free-of-charge. During the term of the agreement, the Company has agreed not to develop, license, manufacture or sell to another party outside the United States any product for the vaginal delivery of progesterone or progestational agents for hormone replacement therapy or other indications where progesterone or progestational agents are commonly used.

The agreement can be terminated prior to expiration of the term by either party upon breach or an insolvency event of the other party.

Results of Operations - Nine Months Ended September30, 2010 versus Nine Months Ended September 30, 2009

Total net revenues in the nine months ended September 30, 2010 were $30.8 million as compared to $23.6 million in the nine months ended September 30, 2009.  The presentation and results for net revenues have changed for Columbia due to the completion of the Watson Transactions and its effect on revenues.  Net Revenues include Net Product Revenues (sales of product to wholesalers and specialty pharmacies in the U.S., Watson, Merck Serono and Lil’ Drug Store and sales of STRIANT), Royalty Revenues (primarily royalty revenues from Watson on sales of CRINONE and PROCHIEVE) and Other Revenues, (primarily the amortization of the deferred revenue from the Watson Transactions).

Total net product revenues decreased by 6.9% to $21.7 million in the nine months ended September 30, 2010 as compared to $23.3 million in the nine months ended September 30, 2009.  This decrease takes into account the transfer of the CRINONE and PROCHIEVE assets, including responsibility for future sales in the U.S., to Watson; net product revenues for CRINONE and PROCHIEVE reflect both our sales of these products prior to closing of the Watson Transactions and, thereafter, the sales of product to Watson.  Net product revenues from Merck Serono for international sales of CRINONE 8% increased 18% over the first nine months of 2009 on a 33% volume increase.  While Columbia's contract with Lil’ Drug Store expired in October 2009 for our OTC products, RepHresh and Replens, Lil’ Drug Store continued to order product during 2010; revenues from products sold to Lil’ Drug Store were $1.6 million less in the first nine months of 2010 as compared with the first nine months of 2009.  In addition, STRIANT net product revenues were $0.4 million lower in the 2010 period, mostly attributable to an increase in returns reserves.

Total royalty revenues increased to $0.5 million in the nine months ended September 30, 2010 as compared to $0.3 million in the nine months ended September 30, 2009, primarily as a result of royalty revenues from Watson on CRINONE and PROCHIEVE after the closing of the Watson Transactions.

Total other revenues were $8.5 million in the nine months ended September 30, 2010 as compared to $0.1 million in the nine months ended September 30, 2009, almost entirely due to the amortization of the deferred revenue recognized from the sale of assets to Watson.  The Company is amortizing $34 million in deferred gains at the rate of $8.5 million over four quarters, representing the estimated remaining development period for PROCHIEVE 8%.

Gross profit improved by 45% from $17.0 million to $24.6 million as a result of the inclusion of the royalties from Watson and the recognition of the amortization of the deferred revenue resulting from the Watson Transactions.  Gross margin as a percentage of total net revenues was 80% for the first nine months ended September 30, 2010 as compared with 72% in the same period in 2009.  Excluding the amortization of deferred revenue, gross profit margin was 72% in both the 2010 and 2009 periods.

Selling and distribution expenses increased 9.8% to $9.9 million in the nine months ended September 30, 2010, as compared to $9.0 million in the nine months ended September 30, 2009.  Increases in expenses were a result of the establishment of a reserve of $2.2 million for back royalties and pre-judgment interest that may be owed to Bio-Mimetics, Inc., if an ongoing dispute is not resolved in Columbia’s favor, $0.9 in stock compensation costs from the accelerated vesting and modification of all stock options and restricted shares as a result of the Watson Transactions and approximately $0.5 million in severance costs were offset by reductions in expenses of $2.5 million as the direct selling and marketing organization was shut down following the closing of the Watson Transactions on July 2, 2010.  Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  In summary, in the first nine months of 2010, sales force and management costs were $3.7 million, product marketing expenses were $1.9 million and sales information and distribution costs were $0.7 million, in addition to the Bio-Mimetics reserve, stock compensation expense and severance costs mentioned above.  The comparable costs for the first nine months of 2009 were $5.5 million for sales force and management costs, $2.8 million in product marketing expenses and $0.7 million for sales information and distribution costs.

General and administrative expenses increased 61% to $12.5 million in the nine months ended September 30, 2010 as compared to $7.7 million in the nine months ended September 30, 2009.  The increased expense of $4.8 million in 2010 was attributable to $4.2 million in costs related to the Watson Transactions, $0.6 million in incremental severance costs and $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions, offset by lower other legal costs.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

Research and development expenses increased 6% to $6.6 million in the nine months ended September 30, 2010, as compared to $6.2 million in the nine months ended September 30, 2009.  The increase was driven by higher costs of the PREGNANT Study as we completed enrollment during the second quarter of 2010.  Research and development expenses include costs for product development, clinical development and regulatory fees which is a combination of internal and third-party costs.

We purchased the U.S. marketing rights for CRINONE from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33.0 million charge was being amortized over 6.75 years, and the $1.0 million charge was being amortized over 6.5 years.  Amortization of the acquisition cost for the CRINONE U.S. marketing rights was $2.5 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively; amortization of these acquisition costs ceased as a result of the closing of the Watson Transactions on July 2, 2010.  The remaining net book value of these acquisition costs at the time of the Watson Transactions was charged against the deferred gains on the sale of the progesterone assets to Watson.

Other expense in the amount of $10.3 million for the nine months ended September 30, 2010 consisted primarily of $5.2 million for the recognition of the loss on the debt extinguishment for the retirement of the Notes and the PharmaBio debt and the write-off of the remaining balance of the deferred financing costs for the Notes and PharmaBio warrants; interest expense of $4.8 million associated with the $40.0 million Notes, and the financing agreements and PharmaBio warrant amortization.

As a result, the net loss for the nine months ended September 30, 2010 was $17.2 million or $(0.24) per basic and diluted share as compared to the net loss for the nine months ended September 30, 2009 of $16.4 million or $(0.30) per basic and diluted share.

Results of Operations - Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Total net revenues in the three months ended September 30, 2010 were $14.2 million as compared to $7.9 million in the three months ended September 30, 2009.  The results for net revenues have changed for Columbia due to the completion of the Watson Transactions and its effect on revenues.

Total net product revenues decreased by 34.5% to $5.1 million in the three months ended September 30, 2010 as compared to $7.8 million in the three months ended September 30, 2009.  This decrease takes into account the transfer of CRINONE and PROCHIEVE assets, including responsibility for future product sales in the U.S., to Watson; net product revenues for CRINONE and PROCHIEVE reflect both our sales of these products prior to closing of the Watson Transactions and, thereafter, the sales of product to Watson.  Net product revenues from Merck Serono for international sales of CRINONE 8% decreased by 8% due to seasonal ordering patterns.  While Columbia's contract with Lil’ Drug Store for our OTC products, RepHresh and Replens expired in October 2009, Lil’ Drug Store continued to order product during 2010; revenues from products sold to Lil’ Drug Store resulted in a $0.9 million increase in net product revenues over the same three months of 2009.  STRIANT net product revenues were the same in both the 2010 and 2009 periods.

Total royalty revenues increased to $0.5 million in the three months ended September 30, 2010 as compared to $0.1 million in the three months ended September 30, 2009, primarily as a result of royalty revenues from Watson on CRINONE and PROCHIEVE products sold by Watson after the closing of the Watson Transactions..

Total other revenues were $8.5 million in the three months ended September 30, 2010 as compared to $0.0 million in the nine months ended September 30, 2009, entirely due to the amortization of the deferred revenue recognized from the sale of assets to Watson.  The Company is amortizing $34 million in deferred gains at the rate of $8.5 million over four quarters, representing the estimated remaining development period for PROCHIEVE 8%.

Gross profit increased 110% from $5.3 million in the three months ended September 30, 2009 to $11.2 million for the three months ended September 30, 2010 as a result of the inclusion of the royalties from Watson and the recognition of the amortization of the deferred revenue resulting from the Watson Transactions.  Gross margin as a percentage of total net revenues was 79% for the three months ended September 30, 2010 as compared with 68% in the same period in 2009; the increase in gross profit margin is a result of the inclusion of the amortization of the Watson deferred revenue.  Excluding the amortization of deferred revenue, gross profit margin was 48% for the three months ended September 30, 2010 as compared with 68% in the same period in 2009; the decline in this gross profit margin is related to the lower-margin OTC product sales to Lil’ Drug Store as well as product sales to Watson.

Selling and distribution expenses increased 26% to $3.9 million in the three months ended September 30, 2010, as compared to $3.1 million in the three months ended September 30, 2009.  Increases in expenses were a result of the establishment of a reserve of $2.2 million for back royalties and pre-judgment interest that may be owed to Bio-Mimetics, Inc. if an ongoing dispute is not resolved in Columbia’s favor, $0.9 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions and approximately $0.2 million in severance costs were offset by reductions in expenses of $2.5 million as the commercial organization was shut down following the closing of the Watson Transactions on July 2, 2010.  Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  In summary, in the three months ended September 30, 2010, sales force and management costs were $0.2 million, product marketing expenses were $0.2 million and sales information and distribution costs were $0.2 million, in addition to the Bio-Mimetics reserve, stock compensation and severance costs mentioned above.  The comparable costs for the three months ended September 30, 2009 were $1.8 million for sales force and management costs, $1.0 million in product marketing expenses and $0.3 million for sales information and distribution costs.

General and administrative expenses increased 102% to $4.3 million in the three months ended September 30, 2010 as compared to $2.1 million in the three months ended September 30, 2009.  The increased expense in 2010 was attributable to $1.7 million in costs related to the Watson Transactions and $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions and  $0.2 million of higher invester relation costs.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

Research and development expenses decreased by 10% to $2.0 million in the three months ended September 30, 2010, as compared to 2009.  Research and development expenses include costs for product development, clinical development and regulatory fees which is a combination of internal and third-party costs.  Completion of patient enrollment in the PREGNANT Study in the second quarter of 2010 resulted in lower clinical trial expenses for this study versus the quarter ended September 30, 2009.

Amortization of the acquisition cost for the CRINONE U.S. marketing rights ceased in the third quarter of 2010 as a result of the sale of these assets to Watson. The amortization in the quarter ended September 30, 2009 was $1.3 million.

Other expense in the amount of $0.6 million for the three months ended September 30, 2010 consisted primarily of expenses related to the retirement of all our debt including a $5.2 million expense for the recognition of the loss on debt extinguishment for the Notes, PharmaBio debt under the STRIANT Agreement, and the write-off of the remaining balance of deferred financing costs for the Notes and the PhamaBio warrants partially offset by income from the reversal of the $4.8 million expense recognized in the first half of 2010 for the fair value of the embedded derivative.

As a result, the net income for the three months ended September 30, 2010, was $0.3 million or $0.0 per basic and diluted share, as compared to the net loss for the three months ended September 30, 2009 of $5.9 million or $(0.11) per basic and diluted share.

Liquidity and Capital Resources

Cash and cash equivalents were $22.4 million and $14.8 million at September 30, 2010 and December 31, 2009, respectively.  The Company believes its cash on hand will sustain its operations for the foreseeable future.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Cash flows:
Operating activities	$ (8,859,940)	$(5,790,965)
Investing activities	35,205,136	(48,039)
Financing activities	(18,656,782)	(24,688)

Operating Activities:

Net cash used in operating activities for the nine months ended September 30, 2010 was $8.9 million and resulted primarily from $10.2 million in net operating losses after applying non-cash charges and decreases in working capital of $1.3 million.  The net loss of $17.2 million in the first nine months of 2010 included non-cash items for depreciation, amortization, the loss on debt extinguishment, stock-based compensation, provision for sales returns, and non-cash interest expense, which totaled $7.0 million, leaving a net cash loss of $8.9 million.  Accounts receivable decreased by $1.7 million from the fourth quarter of 2009, primarily as a result of the sale of the CRINONE/PROCHIEVE assets to Watson and the collection of outstanding receivables.  Inventories grew by $0.3 million during the period to meet specific customer orders.  Accounts payable decreased by $1.7 million due primarily to payments for marketing programs and for the PREGNANT Study.  Other accrued expenses increased by $0.7 million and is related to a multitude of increases and decreases in the accruals including the $2.2 million Bio-Mimetics reserve offset by lower bonuses and interest during the nine months ended September 30, 2010.

Net cash used in operating activities of $5.8 million for the nine months ended September 30, 2009 resulted primarily from $6.3 million in net operating losses after applying non-cash charges and increases in working capital of $0.5 million.  The net loss of $16.4 million in the nine months ended September 30, 2009 included non-cash items for depreciation, amortization, stock-based compensation, provision for sales returns and non-cash interest expense, which totaled $10.1 million, leaving a net cash loss, net of non-cash items, of $6.3 million for the nine months ended September 30, 2009. Inventories decreased by $0.1 million during this period.  Accounts payable increased by $0.4 million and other accrued expenses decreased by $1.0 million.

Investing activities:

Net cash used in investing activities was $35.2 million in the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009, as a result of the proceeds from the sale of the progesterone assets to Watson.

Financing Activities:

Net cash used in financing activities in the nine months ended September 30, 2010 was $18.6 million, consisting of $11.7 million in proceeds from the sale of Shares to Watson as a result of the Watson Transactions, the proceeds from the Watson Note which was later forgiven as part of the Watson Transactions, and the redemptions of the Notes in the amount of $26.0 million and the PharmaBio debt under the STRIANT Agreement in the amount of $16.2 million, which eliminated all of Columbia’s debt.  In addition, Columbia repurchased 3,333,330 shares of the Company’s Common Stock for $3.1 million.

Net cash provided by financing activities in the nine months ended September 30, 2009 was $0.7 million, which consisted primarily of the sale of 451,807 shares of Common Stock for proceeds of $0.75 million, offset by payments for purchases of treasury stock and dividends paid.

The Company has an effective registration statement on Form S-3 that it filed with the SEC using a shelf registration process.  Under the shelf registration process, the Company may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million.  To date, the Company has sold approximately $12.5 million in Common Stock under the registration statement.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business.

On October 22, 2009, the Company entered into a Placement Agent Agreement with Oppenheimer & Co. Inc. (Oppenheimer") and The Benchmark Company, LLC ("Benchmark"), as placement agents (collectively, the “Placement Agents”), relating to a registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock (the “Offering”).  On October 28, 2009, the Company consummated the sale of 10,900,000 shares of its Common Stock and warrants to purchase 5,450,000 shares of its Common Stock in a registered direct offering for gross proceeds of $11,722,000.  The Common Stock and warrants were sold in units, with each unit consisting of one share of Common Stock and a warrant to purchase 0.5 shares of Common Stock at a price of $1.08 per unit.  The warrants are exercisable at an exercise price of $1.52 per share of Common Stock, subject to adjustments, at any time on or after April 30, 2010 until April 30, 2015.  The Company received net proceeds of approximately $10,709,000 from the offering after offering-related fees and expenses.  The Company paid the Placement Agents a fee equal to 6.5% of the gross proceeds received by the Company from the Offering.  The shares and warrants were offered pursuant to the Company's existing effective shelf registration statement on Form S-3.

As of September 30, 2010, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $62.7 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of the warrants may result in no cash to the Company.  Options and warrants outstanding at September 30, 2010 were 6,508,404 and 18,692,755, respectively.  However, there can be no assurance that any such options or warrants will be exercised.  The aggregate intrinsic value of exercisable options and warrants was $0.0 million at each period ended September 30, 2010 and September 30, 2009.

Significant expenditures anticipated by the Company in the near future are concentrated on maintaining our status as a public company, research and development related to new products, new indications for currently approved products and other general corporate purposes.

Stock Repurchase

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 2010 (1)	3,333,330 shares of Common Stock	$ 0.90	─	─

(1)
On August 9, 2010, Columbia entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P., pursuant to which the Company repurchased, at $0.90 per share, for an aggregate purchase price of approximately $3.0 million, 3,333,330 shares of its Common Stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been a number of changes to the disclosures related to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K/A for the year ended December 31, 2009, resulting from the closing of the Watson Transactions and the elimination of the Company’s debt and interest payments.  (See Note 2 included in "Item 1. Financial Statements.”)

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

Sales Returns Revenues from the sale of products are recorded at the time goods are shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees are not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized.  The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists.  Other than for STRIANT returns, we are only responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Watson Transactions on July 2, 2010.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.

Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006, the Company adopted ASC 718, “Share Based Payment”, formerly SFAS 123(R),  which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of ASC 718.  During the first nine months of 2010, there were 1,048,000 options granted.

	Nine Months Ended September 30,
	2010	2009
Risk free interest rate	1.38%	2.40%
Expected term	4.75	4.75 years
Dividend yield	-	-
Expected volatility	92.45%	93.44%

Fair Value of Financial Instruments- At September 30, 2010, the estimated fair value of the Notes and beneficial conversion feature amounted to $0 as a result of the redemption of the Notes on July 2, 2010 with the completion of the Watson Transactions, as compared with $34,507,598 at December 31, 2009.  This value in 2009 was the aggregate of the estimated future cash flows associated with the settlement of the Notes, determined through consideration of market conditions, including available interest rates, credit spreads and the Company’s liquidity, and the intrinsic value of the beneficial conversion feature.  The carrying value of the Notes and beneficial conversion feature amounted to $0.0 and $32,965,863 at September 30, 2010 and December 31, 2009, respectively.  The fair value of accounts receivable, accounts payable and the financing agreements described in Notes 6 and 7 approximate their carrying amount.

The fair value of our contingent obligation to purchase the Warrants issued under the Note Purchase Agreements  if we issue shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study, has been determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010.  It was adjusted as of September 30, 2010 by $133,128 to $5,643,021 and will be adjusted in future reporting period for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study.  Thereafter, the obligation will be reclassified to capital in excess of par value.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, which statements are indicated by the words “may,” “will,” “plans,” “believes,” “expects,” “anticipates,” “potential,” and similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made.

Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE and PROCHIEVE by Watson in the United States; the successful marketing of CRINONE by Merck Serono outside the United States; the timely and successful completion of the ongoing Phase III PREGNANT (PROCHIEVE (progesterone gel) Extending Gestation A New Therapy) Study of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy; successful development of a next-generation vaginal progesterone product; success in obtaining acceptance and approval of new products and new indications for current products by the FDA and international regulatory agencies; the impact of competitive products and pricing; the timely and successful negotiation of partnerships or other transactions; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC.

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

Expenditures, primarily related to manufacturing in the nine months ended September 30, 2010, were approximately $0.1 million less than they would have been if the average 2009 exchange rates had been in effect in 2010.

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

Based on their evaluation at September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

Claims and lawsuits are filed against the Company and its subsidiaries from time to time.  Although the results of pending claims are always uncertain,  the Company believes that it has adequate reserves or insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from these actions.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens and RepHresh. Bio-Mimetics has sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents. On March 31, 2010, the District Court granted the Company’s summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for the Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics have each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal has now been transferred to the Federal Circuit). The Appellate Court will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract. We continue to incur defense costs and other expenses in connection with this lawsuit.  Although we have meritorious defenses and intend to defend the case vigorously; if the Appellate Court affirms the judgment of the District Court, the Company would be required to pay approximately $2.2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of our products subject to the contractual conditions.  We have no insurance coverage in this matter.

Item 1A. Risk Factors

There have been a number of changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended June 30, 2010, primarily resulting from the closing of the Watson Transactions and the elimination of the Company’s debt.  These risk factors have been updated below to reflect such changes.

Our PREGNANT Study to reduce the incidence of preterm birth may not be successful.

Our lead research and development opportunity is the PREGNANT Study.  This randomized, double-blind, placebo-controlled clinical trial is evaluating the effect of PROCHIEVE 8% on reducing the risk of preterm birth in women with a cervical length between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy.  The primary endpoint is a reduction in the incidence of preterm birth at less than or equal to 32 6/7 weeks gestation vs. placebo.  Enrollment in the study was completed in June 2010, and we expect to report top line study results in December 2010.  The study may not demonstrate the safety or efficacy of the product for this indication.  In addition, the study may provide insufficient safety or efficacy data to meet FDA requirements for approval of the indication.  In such event, a substantial portion of the contingent payments under the Watson Transactions would not be paid.

Our business is heavily dependent on the continued sale of Progesterone Products by Merck Serono and Watson.

Our operating results are heavily dependent on the product revenues and royalties derived from the sales of Progesterone Products to Watson for sale in the U.S. and the sale of CRINONE 8% to Merck Serono for sale outside the U.S.  Revenues from the sales to Merck Serono in 2009 constituted approximately 27% of our total net revenues.  We do not control the amount and timing of marketing resources that Merck Serono devotes to our product.  The failure of Merck Serono to effectively market CRINONE 8% in its territories outside the U.S. could have a material adverse effect on our business, financial condition and results of operations.  On May 18, 2010, our license and supply agreement with Merck Serono was renewed for an additional five-year term.

Net revenues from CRINONE/PROCHIEVE 8% in the U.S. in 2009 totaled approximately $15.2 million or approximately 47% of our total net revenues.  The contribution margin from those sales after manufacturing, sales, marketing and distribution costs was $1.7 million.  It is noted that sales by Watson will have to increase to $17 million if our royalty streams at 10% are to equal the contribution margin for 2009.  We do not control the amount and timing of marketing resources that Watson devotes to our product.  The failure of Watson to effectively market Progesterone Products in the U.S. could have a material adverse effect on our business, financial condition and results of operations and require us to raise additional funds.

The price of our common stock has been and may continue to be volatile.

Historically, the market price of our common stock has fluctuated over a wide range.  Between 2007 and 2008, our common stock traded in a range from $.92 to $5.25 per share.  In 2009, our common stock traded in a range from $.65 to $1.74 per share.  In the first ten months of 2010, our stock traded in a range of $.88 to $1.47 per share.  It is likely that the price of our common stock will continue to fluctuate.  The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations.  In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products.  In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock.

We have a history of losses and we may not have sufficient funds to continue operations unless we are able to raise additional funds, which may not be available to us.

We have had a history of losses since our founding.  For the year ended December 31, 2009, we had a net loss of $21.9 million and for the nine months ended September 30, 2010, we had a net loss of $17.2 million.  If we and our partners are unable to successfully develop and market our products, and otherwise increase sales of our products, and contain our operating expenses, we may not have sufficient funds to continue operations unless we are able to raise additional funds from sales of securities or otherwise.  Additional financing may not be available to us on acceptable terms, if at all.

The current stock market and credit market conditions are extremely volatile and may restrict our ability to raise additional funds to meet our capital needs.

The current stock market and credit market conditions are extremely volatile.  It is difficult to predict whether these conditions will continue or worsen and, if so, whether the conditions would impact us and whether the impact would be material.  In particular, constriction and volatility in the equity and debt markets may restrict our future ability to access these markets should it become necessary to raise additional funds.

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

Our common stock is listed on the NASDAQ Global Market.  The NASDAQ Global Market requires us to continue to meet certain listing standards.  During 2009, the closing price of our common stock on the NASDAQ Global Market ranged from $0.65 to $1.74.  On December 9, 2009, we received a letter from the NASDAQ Global Market indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00, or the Minimum Bid Price Requirement, per share as required by NASDAQ Listing Rule 5450(a)(1).  On January 13, 2010, we received a notice from the NASDAQ Global Market indicating that we had regained compliance with the Minimum Bid Price Requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1).  The notice stated that the closing bid price of our common stock had been at or above the required minimum $1.00 per share for the previous 10 consecutive business days.  While we are currently in compliance with the NASDAQ Global Market continued listing requirements, we cannot assure you that we will remain in compliance.  If we do not meet the NASDAQ Global Market’s continued listing standards, we will be notified by the NASDAQ Global Market and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NASDAQ Global Market.  A delisting of our common stock on the NASDAQ Global Market would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets.  A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

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

•	Institutional Review Board, or IRB, approval of the study protocol and the informed consent forms;

•	Prior regulatory agency review and approval;

•	Analysis of data obtained from clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;

•	Changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

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

The milestone and royalty payments contemplated by the Purchase and Collaboration Agreement are subject to uncertainties, many of which are beyond our control.  It is possible that these payments may be materially less than we expect or may not be owed to us at all.

Our products could demonstrate hormone replacement risks.

In the past, certain studies of female hormone replacement therapy products, such as estrogen, have reported an increase in health risks.  Progesterone is a natural female hormone present at normal levels in most women through their lifetimes.  However, some women require progesterone supplementation due to a natural or chemical-related progesterone deficiency.  It is possible that data suggesting risks or problems may come to light in the future which could demonstrate a health risk associated with progesterone or progestin supplementation or our 8% and 4% progesterone gels.  It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy.  As a result, physicians and patients may not wish to prescribe or use progestins, including progesterone gels.

Similarly, while testosterone is a natural male hormone, present at normal levels in most men through their lifetimes, some men require testosterone replacement therapy, or TRT, to normalize their testosterone levels.  It is possible that data suggesting risks or problems may come to light in the future that could demonstrate a health risk associated with TRT or STRIANT.  It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of TRT.  As a result, physicians and patients may not wish to prescribe or use TRT products.

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

Steps taken by us to protect our proprietary rights might not be adequate; in which case, competitors may infringe on our rights or develop similar products.  The U.S. and foreign patents upon which our original BDS was based have expired.

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

Bio-Mimetics, Inc. held the patent upon which our original BDS was based and which we purchased from them.  Bio-Mimetics’ patent contained broad claims covering controlled release products that include a bioadhesive.  However, this U.S. patent and its corresponding foreign patents expired in November 2003.  Based upon the expiration of the original Bio-Mimetics patent, other parties will be permitted to make, use or sell products covered by the claims of the Bio-Mimetics patent, subject to other patents, including those which we hold.  We have obtained numerous patents with claims covering improved methods of formulating and delivering therapeutic compounds using the BDS.  We cannot assure you that any of these patents will enable us to prevent infringement, or that our competitors will not develop alternative methods of delivering compounds, potentially resulting in competitive products outside the protection that may be afforded by our patents.  Other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes.  Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others.  In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees.  We may not be able to do so in a timely manner or upon acceptable terms and conditions.  This may have a material adverse effect on our operations.

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

Our licensees market STRIANT (testosterone buccal system) in the United Kingdom and Italy. We hold patents that expire in August 2019 on the product formulation around the world, including both European countries where it is marketed.

Our Progesterone delivery patent for our currently marketed products, CRINONE and PROCHIEVE, expire in 2013 in the U.S. and in 2014 outside the U.S.

Our Progesterone delivery patent for the current formulation of CRINONE/PROCHIEVE expires in September 2013.  This same patent applies to the pre-term birth opportunity product, if development is successful and it is approved. Together with Watson, we are working on the next generation delivery system with a longer patent life. The cost of developing this system is being funded by Watson. We have no assurances that the development of the next generation delivery system will be successful or completed and approved prior to the expiration of the current patents.

Merck Serono holds marketing authorizations for CRINONE in approximately 63 countries outside the United States.  In those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Ireland, Italy, Russia, and the United Kingdom, but we do not hold patents in Brazil, China, South Korea, Taiwan, and Turkey.

We are the defendant in a lawsuit to recover past and future royalties on our products and we may not prevail.

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying our BDS, other patent applications, and related technology, we agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million, subject to other conditions.  The contract terminates, however, when the last of the relevant patents expire even if we have paid aggregate royalties less than $7.5 million.  We determined that the obligation to pay royalties on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on future sales, if any, of Replens and RepHresh.  On December 28, 2007, Bio-Mimetics filed a complaint in the United States District Court for Massachusetts, or the District Court (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.), alleging breach of contract and unfair or deceptive trade practices for our failure to continue royalty payments on STRIANT, PROCHIEVE, and CRINONE.  Bio-Mimetics later added a claim for correction of inventorship, which challenges the inventorship of certain of our patents related to the STRIANT, PROCHIEVE, and CRINONE products.  To date, we have paid approximately $3.9 million in royalty payments and Bio-Mimetics seeks a judgment that we are obligated to pay the remaining $3.6 million in full.  On March 31, 2010, the District Court granted summary judgment to us on Bio-Mimetics’ unfair or deceptive practices and correction of inventorship claims.  On May 26, 2010, the District Court granted summary judgment to Bio-Mimetics on its breach of contract claim.  We have filed an appeal of that decision to the United States Court of Appeals for the Federal Circuit, which will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract.  Bio-Mimetics has filed a cross-appeal.

We continue to incur defense costs and other expenses in connection with this lawsuit.  We believe we have meritorious defenses and intend to defend our company vigorously.  A judgment against us could require us to pay approximately $2.2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of our products subject to the contractual conditions.  We have no insurance coverage in this matter.

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

We are dependent on single-source-third-party suppliers of raw materials for our products, the loss of whom could impair our ability to manufacture and sell our products.

Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products is currently available from only one supplier, Lubrizol, Inc. ("Lubrizol").  We believe that Lubrizol will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer.  In the event that Lubrizol cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil.  An alternative source of polycarbophil may not be available on satisfactory terms or at all, which would impair our ability to manufacture and sell our products.  While we purchase polycarbophil from Lubrizol from time to time, we do not have an agreement with them concerning future purchases.  The Company’s policy is to have in inventory at least a 12 month supply of polycarbophil.

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

We are dependent upon single-source third-party developers and manufacturers, the loss of which could result in a loss of revenues.

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

Sales of large amounts of our common stock may adversely affect our market price.  The issuance of preferred stock or convertible debt may adversely affect rights of common stockholders.

As of November 3, 2010, we had 80,913,112 shares of our common stock outstanding, of which 64,654,038 shares were freely tradable.  As of that date, approximately 16,259,074 shares of our common stock were held by affiliates.  We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options.  If all of these securities are exercised or converted, an additional 28,705,906 shares of our common stock will be outstanding, all of which are available for resale under the Securities Act.  The exercise and conversion of these securities is likely to dilute the book value per share of our common stock.  In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

In March 2002, our Board of Directors authorized shares of series D junior participating preferred stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase series D convertible preferred stock to holders of our common stock.  Upon certain triggering events, such rights become exercisable to purchase shares of our common stock (or, in the discretion of our Board of Directors, series D convertible preferred stock) at a price substantially discounted from the then current market price of our common stock.

Under our certificate of incorporation, our Board of Directors has the authority to issue up to 1.0 million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  In addition, we may issue convertible debt without shareholder approval.  The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock or convertible debt that may be issued in the future.  While we have no present intention to authorize or issue any additional series of preferred stock or convertible debt, such preferred stock or convertible debt, if authorized and issued, may have other rights, including economic rights senior to our common stock, and, as a result, their issuance could have a material adverse effect on the market value of our common stock.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

See the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2010.

(b)	Not applicable.

(c)	Stock Repurchase

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 2010 (1)	3,333,330 shares of Common Stock	$ 0.90	─	─

(1)
On August 9, 2010, Columbia entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P., pursuant to which the Company repurchased, at $0.90 per share, for an aggregate purchase price of approximately $3 million, 3,333,330 shares of its Common Stock.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)	Exhibits

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Columbia Laboratories, Inc., filed with the Secretary of State of Delaware July 1, 2010. (1)
4.1	Form of Warrant to Purchase Common Stock. (1)
10.1	Second Amended and Restated License and Supply Agreement between Columbia Laboratories (Bermuda) Ltd., and Ares Trading S.A., effective May 19, 2010. *
10.2	Securities Purchase Agreement, dated as of August 9, 2010 (2)
10.3	Investor’s Rights Agreement, dated July 1, 2010. (1)
10.4	Watson Supply Agreement, dated July 2, 2010. (1)
10.5	Watson License Agreement, dated July 2, 2010. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 1, 2010

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 9, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  November 4, 2010