Form 10-K/A
period 2009-12-31
COLUMBIA LABORATORIES INC
filed 2010-12-28
CIK 821995

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of December 28, 2010 are 80,953,987.

Explanatory Note

Explanatory Note

We are filing this Amendment No. 2 (this “Amendment No. 2”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010 (the “Original 2009 Form 10-K”), as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2010 (“10-K/A Amendment No. 1”).  This Amendment No. 2 amends the Original 2009 Form 10-K, as amended by 10-K/A Amendment No. 1, as follows:

    (i) to amend the Items listed below to restate our audited financial statements for the year ended December 31, 2009 to reflect the reclassification of certain warrants from equity to liabilities, as discussed under “Restatement of Financial Statements” below:

    Item 1A –  Risk Factors (to insert a new Risk Factor at the beginning thereof)
    Item 6    –  Selected Financial Data
    Item 7    –  Management’s Discussion and Analysis of Financial Condition and Results of Operations (to insert new disclosure regarding the restatement at the beginning thereof)
    Item 8    –  Financial Statements and Supplementary Data and certain related areas

    (ii) to amend the Items listed below to reflect a reassessment of our disclosure controls and procedures and internal control over financial reporting, as of December 31, 2009, in light of the restatement of our audited financial statements for the year ended December 31, 2009:

    Item 9A  –  Controls and Procedures; and

    (iii) to amend the Items listed below to provide updated disclosure in response to certain other comments we received from the SEC in connection with the SEC’s periodic review of our SEC filings:

    Item 1 – Business

    Under “Licensing and Development Activities,” we have added disclosure about our license and supply agreement, effective May 19, 2010, with Merck Serono, S.A.

    Under “Patents, Trademarks and Proprietary Information,” we have added disclosure about patents for our products marketed outside the U.S.

    Item 1A –  Risk Factors

    We have inserted a new risk factor at the beginning of the Risk Factors section, and under the risk factor “We are dependent on third-party suppliers of raw materials for our products, the loss of whom could impair our ability to manufacture and sell our products,” we have added disclosure about our relationship with Lubrizol, the supplier of polycarbophil used in all of our products.

    We refer to the Original 2009 Form 10-K, as amendment by 10-K/A Amendment No. 1 and this Amendment No. 2 as this “Annual Report on Form 10-K”.  Except as discussed above and except as set forth in the 10-K/A Amendment No. 1, the Company has not modified or updated disclosures presented in the Original 2009 Form 10-K.  Accordingly, except as discussed above and except as set forth in the 10-K/A Amendment No. 1, this Amendment No. 2 does not reflect events occurring after the filing of the Original 2009 Form 10-K, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 2009 Original Form 10-K, as amended by10-K/A Amendment No. 1, which was not impacted by the restatement.  Events occurring after the filing of the 2009 Original Form 10-K, as amended by10-K/A Amendment No. 1, or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original 2009 Form 10-K.

Restatement of Financial Statements

In connection with a review of the Company's Annual Report among the Audit Committee and the Company's management, with the assistance of BDO USA, LLP (“BDO”), the Company's independent registered public accounting firm, and the Company's outside legal advisors, the Company has reassessed the accounting classification of certain warrants issued by the Company in October 2009  governed by ASC 815 "Derivatives and Hedging - Contracts in Entity's Own Equity,"  formerly known as Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (“ASC 815”). The review was conducted to respond to certain comments raised by the staff of the SEC in connection with its periodic review of the Company's SEC filings.

The warrants at issue are warrants to purchase 5,450,000 shares of the Company’s common stock issued in October 2009 in a registered offering of common stock and warrants (the “Warrants”). The Warrants expire in April 2015 and are exercisable at an exercise price of $1.52 per share.

The Company has historically accounted for its warrants, which prior to October 2009 were issued in private offerings, as equity instruments. The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). However, notwithstanding the availability of cashless exercise, ASC 815, as interpreted, appears to establish a presumption that, in the absence of express language to the contrary, warrants providing for the issuance of registered shares may be subject to net cash settlement if the issuer fails to deliver such shares, as it is not within the absolute control of the Company to provide registered shares in all circumstances. Net cash settlement would involve paying the holder of the Warrant the value of the Warrant shares after deducting the exercise price in lieu of issuing shares of common stock. After extensive discussion, the Company's management and BDO concluded that, although the interpretation and applicability of ASC 815 as it relates to registered warrants is complex, it should be applied based on a strict reading of the authoritative literature without regard to any evaluation of remoteness or probability.

Applying such a strict reading, the Audit Committee, together with management and in consultation with BDO, determined that, notwithstanding the highly-remote and theoretical possibility of net cash settlement, the Warrants identified above should have been recorded as liabilities, measured at fair value on the date of issue, with changes in the fair values recognized in the Company's quarterly statement of operations in its Annual Report and Quarterly Reports. Accordingly, the Audit Committee also concluded on December 10, 2010 that the Company's previously-filed consolidated financial statements for the fiscal year ended December 31, 2009 on Form 10-K/A; BDO’s reports on the financial statements and the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2009; each of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q/A or 10-Q for the periods ended March 31, 2010, June 30, 2010, and September 30, 2010; and all related earnings releases and similar communications issued by the Company with respect to the foregoing, should no longer be relied upon.

The revaluation of the Warrants at each subsequent balance sheet date to fair value will result in a change in the carrying value of the liability, which change will be recorded as "Change in fair value of common stock warrant liability" in the consolidated statement of operations. Volatility in the closing price of the Company’s common stock on future measurement dates could result in a material change in the carrying value of the liability.

The restatements reflect the reclassification of the Warrants from equity to a liability in an amount equal to the fair value of the Warrants, as of the date of issuance, which fair value calculated using the Black Scholes option pricing model is approximately $4 million. The effect of the restatements on the consolidated statement of operations was immaterial for the above-mentioned periods. The restatements will have no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Accounts Payables; and Contractual Obligations. The restatements have no effect on the Company's development programs, including Prochieve® 8% for the prevention of preterm birth, or business strategy.

Index to Annual Report on Form 10-K/A, Amendment No. 2
Fiscal Year Ended December 31, 2009

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

Segments

The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products. In certain foreign countries, these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. See Note 11 to the consolidated financial statements for information on foreign operations.

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

CRINONE is sold outside the U.S. by Merck Serono. Effective May 19, 2010, the Company’s wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., renewed its license and supply agreement with Ares Trading, S.A., an affiliate of Merck Serono under which Merck Serono is granted an exclusive license to our CRINONE (progesterone gel) products outside the United States. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Also, with the 2010 renewal, the Company agreed to assign its CRINONE trademark registrations outside the United States to Merck Serono. The Company owns and remains responsible for all proceedings relating to the patents on the product outside the United States, which patents will expire in September 2014.

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

The agreement is terminable prior to expiration of the term by either party upon breach or an insolvency event of the other party.

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

Our licensee markets STRIANT (testosterone buccal system) in the United Kingdom. We hold patents that expire in August 2019 on the product formulation around the world, including the United Kingdom.

Merck Serono holds marketing authorizations for CRINONE in approximately 63 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Ireland, Italy, Russia, and the United Kingdom, but we do not hold patents in Brazil, China, South Korea, Taiwan, and Turkey.

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
 The following table presents information about Columbia’s net revenues, including royalty and license revenue, by customer for each of the three years ended December 31:

(in millions)	2009	2008	2007	% Change 2009

Merck-Serono (formerly Serono)	$ 8.6	$ 9.2	$ 8.2	-6.52%
Lil' Drug Store Products, Inc.	6.6	6.2	6.0	6.45%
Cardinal Healthcare	5.7	5.6	6.0	1.79%
McKesson	4.6	5.0	3.9	-8.00%
All others (none over 5%)	6.7	10.2	5.5	-34.31%
Total	$ 32.2	$ 36.2	$ 29.6	-11.05%

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

Item 1A. Risk Factors

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles, or GAAP. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described elsewhere in this Amendment No. 2, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to October 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as liabilities instead of equity. Given this material weakness with regard to warrants, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

Given the determination regarding this material weakness, we plan to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards.  Our plans include the following: enhanced access to accounting literature, research materials and documents; and increased communication among our legal and finance personnel and third party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.  Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.  If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities.  In either case, there could result a material adverse effect on our business.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Our operating results are heavily dependent on the revenues and royalties derived from the sale of CRINONE 8% to Merck Serono for sale outside the U.S. Revenues from these sales of in 2009 constituted approximately 27% of our total revenues. We do not control the amount and timing of marketing resources that Merck Serono devotes to our product. Failure of Merck Serono to effectively market CRINONE 8% in its territories outside the U.S. could have a material adverse effect on our business, financial condition and results of operations. Our license and supply agreement with Merck Serono expires on May 19, 2015, and is renewable upon mutual agreement of the parties for five (5) year periods at commercial terms to be agreed upon.  The agreement is terminable prior to expiration of the term by either party upon breach or an insolvency event of the other party.

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

Our licensee markets STRIANT (testosterone buccal system) in the United Kingdom. We hold patents that expire in August 2019 on the product formulation around the world, including the United Kingdom.

Merck Serono holds marketing authorizations for CRINONE in approximately 63 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Ireland, Italy, Russia, and the United Kingdom, but we do not hold patents in Brazil, China, South Korea, Taiwan, and Turkey.

These patents, however, may not afford us adequate protection or we may not have the financial resources to enforce our rights under these patents.

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

While we purchase polycarbophil from Lubrizol, Inc. from time to time, we do not have an agreement with them concerning future purchases.  The Company’s policy is to have in inventory at least a 12 month supply of polycarbophil.

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

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods.  The selected financial data set forth in this Item 6 give effect to the restatement described in Note 1 to our consolidated financial statements and should be read in conjunction therewith.  The consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and consolidated balance sheet data as of December 31, 2009 (as restated), 2008, 2007, 2006 and 2005 have been derived from audited consolidated financial statements included as part of this Amendment No. 2.

Financial Highlights

	December 31
	2009 (Restated)	2008	2007	2006	2005
Statement of Operations Data:
(000's except per share data)

Net revenues	$ 32,196	$ 36,229	$ 29,627	$ 17,393	$ 22,041
Gross profit	23,002	25,294	20,613	9,573	13,929
Operating expenses	36,165	32,552	28,721	20,733	21,160
Interest expense	8,851	7,882	7,946	2,670	3,491
Net loss	(21,870)	(14,077)	(14,292)	(12,485)	(10,104)
Loss per common share	(0.39)	(0.27)	(0.28)	(0.26)	(0.25)
Weighted average number of common shares
outstanding-basic and diluted	56,359	52,439	51,124	48,089	41,752

Balance Sheet Data:
(000's)

Working capital (deficiency)	$ 10,198	$ 12,305	$ 14,461	$ 23,410	$ (3,471)
Total assets	43,757	45,622	56,589	65,839	14,732
Notes payable	32,966	30,075	27,536	25,299	-
Long-term portion of financing agreements	15,234	13,126	11,426	13,277	10,921
Redeemable preferred series C stock	600	775	1,125	3,200	3,250
Shareholders' equity (deficiency)	(17,824)	(5,893)	2,015	12,616	(20,573)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

 In this Amendment No. 2, we have restated our previously-issued consolidated financial statements and related disclosures for the year ended December 31, 2009 to reclassify warrants that we issued in October 2009, based on a reassessment of the applicable accounting guidance.

In connection with a review of the Company's Annual Report among the Audit Committee and the Company's management, with the assistance of BDO, the Company's independent registered public accounting firm, and the Company's outside legal advisors, the Company has reassessed the accounting classification of certain warrants issued by the Company in October 2009  governed by ASC 815 "Derivatives and Hedging - Contracts in Entity's Own Equity,"  formerly known as Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (“ASC 815”). The review was conducted to respond to certain comments raised by the staff of the SEC in connection with its periodic review of the Company's SEC filings.

The warrants at issue are warrants to purchase 5,450,000 shares of the Company’s common stock issued in October 2009 in a registered offering of common stock and warrants (the “Warrants”). The Warrants expire in April 2015 and are exercisable at an exercise price of $1.52 per share.

The Company has historically accounted for its warrants, which prior to October 2009 were issued in private offerings, as equity instruments. The Warrants generally provide that, in the event the related registration statement is not available for the issuance of the Warrant shares, the holder may exercise the Warrant on a cashless basis (i.e., applying a portion of the Warrant shares to the payment of the exercise price). However, notwithstanding the availability of cashless exercise, ASC 815, as interpreted, appears to establish a presumption that, in the absence of express language to the contrary, warrants providing for the issuance of registered shares may be subject to net cash settlement if the issuer fails to deliver such shares, as it is not within the absolute control of the Company to provide registered shares in all circumstances. Net cash settlement would involve paying the holder of the Warrant the value of the Warrant shares after deducting the exercise price in lieu of issuing shares of common stock. After extensive discussion, the Company's management and BDO concluded that, although the interpretation and applicability of ASC 815 as it relates to registered warrants is complex, it should be applied based on a strict reading of the authoritative literature without regard to any evaluation of remoteness or probability.

Applying such a strict reading, the Audit Committee, together with management and in consultation with BDO, determined that, notwithstanding the highly-remote and theoretical possibility of net cash settlement, the Warrants identified above should have been recorded as liabilities, measured at fair value on the date of issue, with changes in the fair values recognized in the Company's quarterly statement of operations in its Annual Report and Quarterly Reports. Accordingly, the Audit Committee also concluded on December 10, 2010 that the Company's previously-filed consolidated financial statements for the fiscal year ended December 31, 2009 on Form 10-K/A; BDO’s reports on the financial statements and the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2009; each of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q/A or 10-Q for the periods ended March 31, 2010, June 30, 2010, and September 30, 2010; and all related earnings releases and similar communications issued by the Company with respect to the foregoing, should no longer be relied upon.

The restatement reflects the reclassification of the warrants from equity to a liability in the following amount which represents the fair value of the warrants, as of the issuance date, calculated using the Black-Scholes option pricing model.

Issuance Date	Number of Warrants Issued	Exercise Price	Expiration of Warrants	Fair Value of Warrants at Issuance Date
				(In thousands)
October 23, 2009	5,450,000	$1.52	April 30, 2015	$4,057

Company management has determined that the effect of the adjustment of  the liability to mark to market and the corresponding effect on the income statement was immaterial and, accordingly, this adjustment was not reflected in the consolidated statement of operations.

The following table summarizes the effect of the restatement on the specific items presented in our historical consolidated financial statements included in this Annual Report on Form 10-K

Consolidated Balance Sheet	December 31, 2009	December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$--	$4,057
Total Current Liabilities	8,395	12,453

Total Liabilities	56,924	60,982

Stockholders’ Equity:
Additional paid-in-capital	242,638	238,579
Total Stockholders’ equity	(13,766)	(17,824)

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

Our partner Merck Serono has exclusive rights to market CRINONE in all countries outside of the U.S. Increased unit volume of CRINONE in non-U.S. markets by Merck Serono, who pays us a transfer price on CRINONE sales, contributed to growth for CRINONE in 2009. Non-U.S. progesterone units were up 8% over 2008 while sales dollars were down 6% primarily due to lower selling prices related to foreign exchange rates relative to the dollar, and price adjustments for government tenders. We expect that CRINONE sales will continue to increase outside the U.S., especially in China where the product was approved in December of 2008 and launched in mid-2009.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of intangible assets, and accounting for the agreements with PharmaBio. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on this original evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

In connection with the preparation of this Amendment No. 2, our Chief Executive Officer and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  In making this evaluation, they considered the material weakness related to the initial classification and subsequent accounting for warrants discussed in Item 7. (Management's Discussion and Analysis of Financial Condition and Results of Operations).  Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

In connection with this Amendment No. 2, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  This evaluation identified a material weakness in our internal control regarding our process and procedures related to the initial classification and subsequent accounting of registered warrants as liabilities or equity instruments.  This material weakness in our internal controls resulted in the restatement of our 2009 financial statements.  As a result, management has revised its previous assessment to conclude that our internal control over financial reporting was not effective as of December 31, 2009, based on the COSO criteria.

BDO USA, LLP (formerly BDO Seidman, LLP), an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited Columbia Laboratories Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 12, 2010, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2009.  Subsequent to March 12, 2010, Columbia Laboratories, Inc. identified a material misstatement in its annual consolidated financial statements for 2009, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of Columbia Laboratories Inc.’s internal control over financial reporting as of December 31, 2009 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness occurred regarding management’s failure to design and maintain controls related to the initial classification and subsequent accounting of registered warrants as liability or equity instruments.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements (as restated).

In our opinion, Columbia Laboratories, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations  and comprehensive operations, shareholders’ deficiency, and cash flows for each of the years then ended and our report dated March 12, 2010, except as to note 1, which is dated December 28 2010, expressed an unqualified opinion thereon.

BDO USA, LLP
(formerly BDO Seidman, LLP)
Woodbridge, NJ

Date of original audit report March 12, 2010, except as to the effect of the material weakness, which is dated December 28 , 2010.

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

Mr. Blechschmidt has been a director of Columbia since August 2004 and Vice Chairman of the Board since November 2004. He was Chief Executive Officer of Novelis, Inc. (aluminum rolled products) from December 2006 to May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services (home healthcare) from March 2000 until his retirement in July 2002. He previously served as Chief Executive Officer and a Director of Olsten Corporation (“Olsten”) (staffing services), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was President and Chief Executive Officer of both Siemens' Nixdorf Americas (information technology) and Siemens' Pyramid Technology (information technology), prior to which he served more than 20 years with Unisys Corporation (information technology), ultimately as Chief Financial Officer. He is currently a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (business services), Diamond Foods, Inc. (snack foods) and, VWR International, LLC, (laboratory supplies).

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

The letter should include a statement indicating that the sender is a stockholder of the Company. The Company’s General Counsel will review all stockholder letters to the Board and depending on the subject matter will:

•	Promptly forward any letter that deals with the function of the Board or committees of the Board (or is otherwise appropriate for Board attention) to the director or directors to whom it is addressed;

• Attempt to handle the inquiry directly if it relates to routine or ministerial matters, including requests for information about the Company and stock-related matters; or

• Not forward the letter if it relates to an improper or irrelevant topic.
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

Valerie L. Andrews, Chair
Edward A. Blechschmidt
James S. Crofton

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

	Year	Salary	Stock Awards1	Option Awards2	Non-Equity Incentive Plan Compen- sation	Bonus3	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings4	All other compen- sation5	Total
Frank C. Condella Jr.,6	2009	$17,067	$-	$61,425	$-	$-	$-	$1,092	$79,584
Interim Chief Executive Officer
Robert S. Mills,7	2009	$390,000	$31,920	$130,806	$78,000	$-	$-	$1,300	$632,026
President and Chief Operating Officer	2008	$383,933	$55,920	$263,837	$-	$-	$-	$4,600	$708,290
	2007	$351,332	$28,000	$281,220	$123,760	$-	$-	$4,500	$788,812
Lawrence A. Gyenes,8	2009	$150,208	$-	$102,585	$35,750	$-	$-	$-	$288,542
Senior Vice President, Chief Financial Officer, and Treasurer
James A. Meer,9	2009	$138,022	$23,275	$100,907	$-	$-	$-	$372,167	$634,371
Senior Vice President, Chief Financial Officer, and Treasurer	2008	$272,500	$40,775	$181,090	$-	$-	$-	$4,600	$498,965
	2007	$260,000	$19,600	$196,854	$70,000	$-	$-	$3,444	$549,898
Michael McGrane,	2009	$295,700	$23,275	$100,907	$53,226	$-	$-	$986	$474,094
Senior Vice President, General Counsel, and Secretary	2008	$294,867	$40,775	$182,305	$-	$-	$-	$4,600	$522,547
	2007	$288,883	$22,400	$224,976	$76,000	$-	$-	$3,911	$616,170

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

2
This column represents the grant date fair values of the stock options awarded in 2009, 2008 and 2007, respectively. The 2007 and 2008 option award values were recalculated from the amounts shown in prior annual reports to reflect the grant date fair value, as required by SEC rules effective for 2010. The grant date fair values have been determined based on the assumptions and methodologies set forth in the Company’s 2009 Annual Report (Note 9, Share-Based Payments). The Company estimates a 10% rate for forfeitures; during the year ended December 31 2009, 300,500 options were forfeited for executive officers.

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

6	Mr. Condella joined the Company on December 15, 2009.
7	Mr. Gyenes joined the Company on July 15, 2009.
8	Mr. Meer left the Company on June 11, 2009

2009 Grants of Plan-Based Awards Table

The following table provides information about equity and non-equity awards granted to the named executive officers in 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards1			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/share)2	Grant Date Fair Value of Stock and Option Awards3
Name of Executive	Grant Date	Threshold	Target	Maximum
Mr. Condella,
Interim Chief Executive Officer6	12/11/2009	-	-	-	-		100,000	5	$0.87	$61,425
Mr. Mills,		-	$195,000	$292,500
President & Chief Operating Officer	3/11/2009				24,000	4				$31,920
	3/11/2009						105,000	5	$1.33	$98,104
	3/11/2009						35,000	5	$1.33	$32,701
Mr. Meer,		-	$96,250	$144,375
Senior Vice President & Chief Financial Officer	3/11/2009				17,500	4				$23,275
	3/11/2009						108,000	5	$1.33	$100,907
	3/11/2009
Mr. Gyenes,		-	$130,000	$195,000
Senior Vice President & Chief Financial Officer	7/15/2009						125,000	5	$1.17	$102,585
Mr. McGrane,		-	$118,280	$177,420
Senior Vice President & General Counsel	3/11/2009				17,500	4				$23,275
	3/11/2009						81,000	5	$1.33	$75,680
	3/11/2009						27,000	5	$1.33	$25,227

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

3 These amounts represent the grant date fair value of awards for fiscal years 2009, 2008 and 2007, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2009 regarding assumptions underlying the valuation of equity awards. To see the value actually received by the named executive officers in fiscal year 2009, see the Option Exercises and Stock Vested in 2009 table.

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

	Option Awards1					Stock Awards2
Name of Executive	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Option Exercise Price	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested
Mr. Condella Interim Chief Executive Officer	12/11/2009		100,000	$0.87	12/11/2016
Mr. Mills	5/30/2001	50,000	-	$5.90	5/30/2011
President & Chief Operating Officer	10/18/2001	18,750	-	$4.14	10/18/2011
	1/18/2002	18,750	-	$3.68	1/18/2012
	3/14/2003	39,375	-	$2.98	3/14/2013
	10/28/2003	30,000	-	$10.68	10/28/2013
	5/12/2004	60,000	-	$4.05	5/12/2014
	2/25/2005	206,350	-	$2.05	2/25/2015
	5/17/2005	65,000	-	$2.75	5/17/2012
						5/15/2006	2,500	$27,000
	5/15/2006	37,500	12,500	$4.34	5/15/2013
						2/28/2007	10,000	$10,800
	2/28/2007	225,000	75,000	$1.42	2/28/2014
	3/3/2008	32,500	97,500	$2.40	3/3/2015
	3/3/2008	11,250	33,750	$3.00	3/3/2015
	3/11/2009		140,000	$1.33	3/11/2016
						3/11/2009	24,000	$25,920
Mr. Gyenes	7/15/2009		125,000	$1.17	7/15/2016
Senior Vice President & Chief Financial Officer
Mr. McGrane	1/2/2002	125,000		$3.44	1/2/2012
Senior Vice President & General Counsel	1/2/2002	50,000		$5.94	1/2/2012
	3/14/2003	43,875		$2.98	3/14/2013
	5/12/2004	50,000		$4.05	5/12/2014
	2/25/2005	12,435		$2.05	2/25/2015
	5/17/2005	55,000		$2.75	5/17/2012
						5/15/2006	1,719	$1,857
	5/15/2006	20,625	6,875	$4.34	5/15/2013
						2/28/2007	8,000	$8,640
	2/28/2007	180,000	60,000	$1.42	2/28/2014
	3/3/2008	26,000	78,000	$2.40	3/3/2015
	3/3/2008	4,000	12,000	$3.00	3/3/2015
						3/3/2008	13,125	$14,175
	3/11/2009		108,000	$1.33	3/11/2016
						3/11/2009	17,500	$18,900

1Option Awards Vesting Schedule:

Grant Date	Vesting Schedule
05/30/2001	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
10/18/2001	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
01/02/2002	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
01/02/2002	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
01/18/2002	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
03/14/2003	50% vested on each of the first and second anniversaries from date of grant.
10/28/2003	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
05/12/2004	25%vested on each of the first, second, third, and fourth anniversaries from date of grant.
02/25/2005	100% vested on the date of grant, except in the case of Mr. Mills for whom 43,750 options vested on each of the first, second, third, and fourth anniversaries from date of grant for 175,000 shares.
05/17/2005	25% vested on each of the first, second, third, and fourth anniversaries from date of grant.
05/15/2006	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
02/28/2007	25% vested at date of grant and 25% vests on each of the first, second, and third anniversaries from date of grant.
03/03/2008	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
03/11/2009	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
07/15/2009	25% vests on each of the first, second, third, and fourth anniversaries from date of grant.
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

2
This column represents the aggregate grant date fair value of awards of restricted stock granted during the 2009 fiscal year, computed in accordance with ASC 718. The aggregate grant date fair value for the restricted stock awards to each director upon his or her reelection to the Board at the 2009 Annual Meeting of Stockholders was $25,000. (See note 6 below for additional awards to Mr. Condella).  Each director had an aggregate of 8,620 shares of unvested restricted Common Stock outstanding at 2009 fiscal year end.

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

Item 14. Principal Accountant Fees and Services

BDO USA, LLP serves as the Company’s independent registered public accounting firm and has served in that capacity since July 2008. The decision to engage BDO USA, LLP as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Board.

The Audit Committee considered the independence of BDO USA, LLP and whether the audit and non-audit services BDO USA LLP provide to the Company are compatible with maintaining that independence. The Audit Committee has adopted a set of policies governing the provision of non-audit services by BDO USA, LLP; those policies are included in the Audit Committee’s report. See “Board of Directors and Corporate Governance – Audit Committee.” The Audit Committee has adopted procedures by which the Audit Committee must approve in advance all services provided by and fees paid to the Company’s independent registered public accounting firm. The advance approval requirement was not waived in any instance during the past fiscal year.

Fees and Services of BDO, USA, LLP

The following table sets forth the aggregate fees billed to the Company by BDO USA LLP, LLP for the fiscal year ended December 31, 2009 and 2008:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)

3.2	Amended and Restated By-laws of Company (3)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)

4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)

4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)

4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)

4.9*	Form of Restricted Stock Agreement (17)

4.10*	Form of Option Agreement (24)

4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)

10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)

Exhibit No	Description

10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)

10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)

10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)

10.11*	Form of Indemnification Agreement for Officers and Directors (11)

10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)

10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)

10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)

10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18)

10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)

10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)

10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)

10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)

10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)

10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22)

10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)

10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23)

10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24)

10.25*	Form of Executive Change of Control Severance Agreement (24)

10.26	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (25)

10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)

10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (29)

10.29*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A Meer dated March 11, 2009 (26)

10.30*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (26)

10.31*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (27).

Exhibit No	Description

10.32	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (28)

10.33	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (30)

10.34	Form of Subscription Agreement (30)

10.35	Form of Warrant to Purchase Common Stock (30)

10.36*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (31)

10.37	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (32)

10.38*	Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated December 11, 2009 (33)

10.39*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33)

10.40*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33).

14	Code of Ethics of the Company (11)

21	Subsidiaries of the Company (34)

23.1	Consent of BDO USA, LLP (formerly BDO Seidman, LLP) (35)

23.2	Consent of McGladrey & Pullen, LLP (35)

31(i).1	Certification of Chief Executive Officer of the Company (35)

31(i).2	Certification of Chief Financial Officer of the Company (35)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

________________

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002

8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

24/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009

29/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

33/	Incorporated by reference to the Registrant’s Current Report Form 8-K, dated December 14, 2009

34/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

35/	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date: December 28, 2010	By:	/s/ Lawrence A. Gyenes
Lawrence A. Gyenes, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Frank C. Condella, Jr.		December 28, 2010
	Frank C. Condella, Jr.	Chief Executive Officer (Principal Executive Officer)

/s/	Lawrence A. Gyenes		December 28, 2010
	Lawrence A. Gyenes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/	Valerie L. Andrews		December 28, 2010
	Valerie L. Andrews	Director

/s/	Edward A. Blechschmidt		December 28, 2010
	Edward A. Blechschmidt	Director

/s/	Cristina Csimma		December 28, 2010
	Cristina Csimma	Director

/s/	Stephen G. Kasnet		December 28, 2010
	Stephen G. Kasnet	Chairman of the Board of Directors

/s/	G. Frederick Wilkinson		December 28, 2010
	G. Frederick Wilkinson	Director

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2– F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4 – F-5

Consolidated Statements of Operations for the Three Years Ended December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Comprehensive Operations for the Three Years Ended December 31, 2009, 2008 and 2007	F-7

Consolidated Statements of Shareholders' Equity (Deficiency) for the Three Years Ended December 31, 2009, 2008 and 2007	F-8

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009, 2008 and 2007	F-9 – F-10

Notes to Consolidated Financial Statements	F-11

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

As more fully discussed in Note 1, the Company has restated the accompanying consolidated financial statements as of and for the year ended December 31, 2009 to correct an error in the classification of registered warrants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is December 28, 2010, expressed an adverse opinion thereon.

BDO USA, LLP
(formerly BDO Seidman, LLP)
Woodbridge, NJ
March 12, 2010, except for the effects of the matters described in Note 1, as to which the date is
December 28, 2010

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

As disclosed in Note 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

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

(Continued)

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	2009	2008
	(As Restated)
CURRENT LIABILITIES:

Current portion of financing agreements	$ 144,897	$ 168,034
Accounts payable	3,662,091	2,085,463
Accrued expenses	4,588,088	4,980,643
Common stock warrant liability	4,057,817	-
Total current liabilities	12,452,893	7,234,140
NOTES PAYABLE	32,965,863	30,074,966
DEFERRED REVENUE	328,367	305,433
LONG-TERM PORTION OF FINANCING AGREEMENTS	15,234,406	13,126,210
TOTAL LIABILITIES	60,981,529	50,740,749

COMMITMENTS AND CONTINGENCIES

Contingently redeemable series C preferred stock	600,000	775,000
600 and 775 shares issued and outstanding in 2009 and
2008, respectively (liquidation preference of $600,000 and
$775,000)

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued
and outstanding
(liquidation preference of $13,000)	1	1
Series E convertible preferred stock 59,000 shares
issued and outstanding
(liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares
authorized; 65,761,986 and 54,007,579 shares issued	657,619	540,076
Capital in excess of par value	238,579,829	228,686,942
Less cost of 131,935 and 63,644 treasury shares	(280,813)	(189,229)
Accumulated deficit	(256,979,263)	(235,109,705)
Accumulated other comprehensive income	197,727	178,065
Shareholders' deficiency	(17,824,310)	(5,893,260)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ 43,757,219	$ 45,622,489
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

______________________________________________________________________________________________________

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
							(As Restated)
Balance, December 31, 2006	130	$ 1	69,000	$ 690	49,694,213	$ 496,942	$ 218,687,977	$ (26,880)	$ (206,741,406)	$ 199,044	$ 12,616,368
Options exercised					43,050	431	62,810				63,241
Share based compensation expense					155,690	1,557	1,646,365				1,647,922
Conversion of Series C Preferred Stock					1,564,548	15,645	2,059,355				2,075,000
Conversion of Series E Preferred Stock			(5,453)	(55)	272,650	2,727	(2,672)				-
Purchase of treasury stock								(27,150)			(27,150)
Dividends on preferred stock							(76,894)				(76,894)
Translation adjustment										8,560	8,560
Net loss									(14,291,790)		(14,291,790)
Balance, December 31, 2007	130	$ 1	63,547	$ 635	51,730,151	$ 517,302	$ 222,376,941	$ (54,030)	$ (221,033,196)	$ 207,604	$ 2,015,257
Issuance of common stock					1,333,000	13,330	4,082,298				4,095,628
Options exercised					318,149	3,182	591,673				594,855
Conversion of Series C Preferred Stock					235,426	2,354	347,646				350,000
Conversion of Series E Preferred Stock			(4,547)	(45)	227,350	2,273	(2,228)				-
Share based compensation expense					163,503	1,635	1,345,756				1,347,391
Purchase of treasury stock								(135,199)			(135,199)
Dividends on preferred stock							(55,144)				(55,144)
Translation adjustment										(29,539)	(29,539)
Net loss									(14,076,509)		(14,076,509)
Balance, December 31, 2008	130	$ 1	59,000	$ 590	54,007,579	$ 540,076	$ 228,686,942	$ (189,229)	$ (235,109,705)	$ 178,065	$ (5,893,260)
Issuance of common stock					11,351,807	113,517	7,284,969				7,398,486
Issuance of warrants							719,904				719,904
Conversion of Series C Preferred Stock					117,449	1,174	173,826				175,000
Share based compensation expense					285,151	2,852	1,746,376				1,749,228
Purchase of treasury stock								(91,584)			(91,584)
Dividends on preferred stock							(32,188)				(32,188)
Translation adjustment										19,662	19,662
Net loss									(21,869,558)		(21,869,558)
Balance, December 31, 2009, as restated	130	$ 1	59,000	$ 590	65,761,986	$ 657,619	$ 238,579,829	$ (280,813)	$ (256,979,263)	$ 197,727	$ (17,824,310)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (21,869,558)	$ (14,076,509)	$ (14,291,790)
Adjustments to reconcile net loss to net
cash used in operating activities -
Depreciation and amortization	5,737,242	5,510,802	5,462,888
Amortization of beneficial conversion features	1,658,981	1,466,591	1,265,496
Amortization of warrants	1,231,916	1,092,197	971,548
Provision for doubtful accounts	-	4,267	15,000
Provision for sales returns	1,226,357	1,399,991	992,502
Write-down of inventories	81,718	746,905	80,961
Share based compensation	1,749,228	1,347,391	1,647,922
Non-cash interest expense on financing agreements	2,085,059	1,702,842	1,381,407
Recognition of deferred income (Ardana)	-	(2,891,188)	-
Loss on disposal of fixed assets	-	3,048	-

Changes in assets and liabilities -
(Increase) decrease in:
Accounts receivable	(700,574)	244,449	(1,520,937)
Inventories	(237,301)	(76,915)	(1,023,052)
Prepaid expenses and other current assets	5,000	184,775	(293,534)
Other assets	9,175	943	(418,405)

Increase (decrease) in:
Accounts payable	1,576,628	(130,480)	(1,370,828)
Accrued expenses	(1,632,472)	(1,281,338)	(211,709)
Deferred revenue	22,934	(384,259)	(601,768)
Net cash used in operating activities	(9,055,667)	(5,136,488)	(7,914,299)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(49,853)	(375,926)	(102,021)
Net cash used in investing activities	(49,853)	(375,926)	(102,021)

(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	11,456,303	4,095,628	-
Proceeds from exercise of options	-	594,855	63,241
Payment for purchase of treasury stock	(91,584)	(135,199)	(27,150)
Payment pursuant to financing agreements	-	(3,540,949)	-
Dividends paid	(32,188)	(55,144)	(76,894)
Net cash or provided by or (used in) financing activities	11,332,531	959,191	(40,803)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH	33,222	(171,206)	8,557

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	2,260,233	(4,724,429)	(8,048,566)

CASH AND CASH EQUIVALENTS,
Beginning of year	12,497,382	17,221,811	25,270,377

CASH AND CASH EQUIVALENTS,
End of year	$ 14,757,615	$ 12,497,382	$ 17,221,811

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$ 3,200,000	$ 3,200,000	$ 2,488,889
Taxes paid	$ 52,000	$ 27,403	$ 34,759
Accrual of financing costs	$ -	$ -	$ 25,000
Increase of US Crinone License Right cost	$ -	$ -	$ 1,000,000
Conversion of Series C preference shares to
common stock	$ 175,000	$ 350,000	$ 2,075,000
Conversion of Series E preference shares to
common stock	$ -	$ 454,700	$ 545,300
Non-cash transactions
Issuance of Warrants for Option to Extend
Pharmabio Debt	$ 719,904	$ -	$ -
Issuance of Warrants on Issuance of
Common Stock	$ 4,057,817	$ -	$ -
____________________________________________________________________________________________________________________

The accompanying notes to consolidated financial statements
are an integral part of these statements

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statement of Shareholders’ Deficiency for the year ended December 31, 2009 have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as discussed in Note 1.

(1)	RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our previously issued consolidated financial statements (Balance Sheet and Statement of Shareholders’ Deficiency and related disclosures for the year ended December 31, 2009) to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

As discussed in Note 8, in this fourth quarter 2009, the Company issued 10,900,000 shares of Common Stock and 5,450,000 warrants to purchase Common Stock in a registered offering with proceeds net of offering costs of $10,706,305. The warrants generally provide that, in the event the related registration statement is not available for the issuance of the warrant shares, the holder may exercise the warrant on a cashless basis (i.e., applying a portion of the warrant shares to the payment of the exercise price). However, notwithstanding the availability of cashless exercise, ASC 815, as interpreted, appears to establish a presumption that, in the absence of express language to the contrary, warrants providing for the issuance of registered shares may be subject to net cash settlement if the issuer fails to deliver such shares, as it is not within the absolute control of the Company to provide registered shares in all circumstances. Net cash settlement would involve paying the holder of the warrant the value of the warrant shares after deducting the exercise price in lieu of issuing shares of common stock. The Company concluded that, although the interpretation and applicability of ASC 815 as it relates to registered warrants is complex, it should be applied based on a strict reading of the authoritative literature without regard to any evaluation of remoteness or probability.

The restatement reflects the reclassification of the warrants issued with the October 2009 stock issuance from equity to a liability in the following amount which represents the fair value of the warrants, as of the issuance date, calculated using the Black-Scholes option pricing model.

Issuance Date	Number of Warrants Issued	Exercise Price	Expiration of Warrants	Fair Value of Warrants at Issuance Date
				(In thousands)
October 23, 2009	5,450,000	$1.52	April 30, 2015	$4,057

Company management has determined that the effect of the adjustment of the liability to mark to market and the corresponding effect on the income statement was immaterial on December 31, 2009 and, accordingly, this adjustment was not reflected in the consolidated statement of operations.

The following table summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Annual Report on Form 10-K.

Consolidated Balance Sheet	December 31, 2009	December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$--	$4,057
Total Current Liabilities	8,395	12,453

Total Liabilities	56,924	60,982

Stockholders’ Equity:
Additional paid-in-capital	242,638	238,579
Total Stockholders’ equity	(13,766)	(17,824)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

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

Fair Value of Financial Instruments -

Effective January 1, 2008, we adopted FASB ASC 820-10-25, “Fair Value Measurement and Disclosures.”  This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements.  We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, :”Financial Instruments.”

FASB ASC 820-10 defines fair value as the amount that would be receive for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB ASC 820-10 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities.  The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions.  The fair value hierarchy gives the lowest priority to Level 3 inputs.

The estimated fair value of the common stock warrant liability as of December 31, 2009 was $4,057,817.  This value was determined based on the Company’s stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and is classified as a Level 2 measurement.

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

Concentration of Risk -

The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for customer concentrations.

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

(3)	INCOME TAXES

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

(4)	STRATEGIC ALLIANCE AGREEMENTS:

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

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bear interest at a rate of 8% per annum and are subordinated to the PharmaBio financing agreements (see Note 6) and mature on December 31, 2011. They are convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

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

(6)	FINANCING AGREEMENTS:

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

(7)	CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK

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

(8)	SHAREHOLDERS’ EQUITY

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

Common Stock -

During the first quarter of 2009, the Company issued 451,807 shares of Common Stock in a registered offering with gross proceeds of $750,000. During the fourth quarter of 2009, the Company issued 10,900,000 shares of Common Stock and 5,450,000 warrants to purchase Common Stock in a registered offering with proceeds net of offering costs of $10,706,305. (See Note 1.) Also, in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised. The Company granted 326,776 shares of restricted stock to its key employees and to members of the Board of Directors.

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

During 2009, warrants to purchase 900,000 shares of the Company’s Common Stock at an exercise price of $1.15 per share were issued in conjunction with the right to issue the secured promissory note to PharmaBio which by their terms expire November 30, 2015. Also in 2009, warrants to purchase 5,450,000 shares of the Company’s Common Stock at an exercise price of $1.52 per share were issued to investors in the October 2009 financing which by their terms expire on April 30, 2015.  (See Note 1.)  The fair value of the warrant liability at date of issuance was calculated using the Black-Scholes option pricing model and determined to be $4,057,187.  This warrant liability at December 31, 2009 was similar to this value recorded at the issuance date.  This warrant liability will be marked to market in future periods which could materially affect the statement of operations.

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

No warrants were issued in 2008 and 2007. No warrants were exercised in 2009, 2008, or 2007.

(9)	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation costs for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Employee stock-based compensation in:
Cost of revenue	$ 73,630	$ 68,046	$ 148,589

Selling and distribution	450,226	175,375	160,573
General and administrative	1,085,785	973,148	1,014,702
Research and development	139,587	98,002	166,195
Total employee stock-based compensation
in operating expenses	1,675,598	1,246,525	1,341,470

Total employee stock-based compensation	$ 1,749,228	$ 1,314,571	$ 1,490,059

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

(10)	COMMITMENTS AND CONTINGENCIES:

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

(11)	GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:

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

Revenue by Product

The following table sets forth the breakdown of the Company's consolidated net revenues, consisting of sales, royalty and licensing income, by revenue source for each product accounting for 10% or more of consolidated revenues in any of the three years ended December 31:

	2009	2008	2007

CRINONE®	$ 22,166,867	$ 21,439,847	$ 18,904,512
RepHresh®	3,021,944	3,316,193	3,326,927
PROCHIEVE®	1,642,161	2,697,255	1,527,727
Other	5,365,409	8,775,819	5,868,472
Total	$ 32,196,381	$ 36,229,114	$ 29,627,638

(12)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table summarizes selected quarterly data for the years ended December 31, 2009 and 2008:
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net sales	$ 7,224,370	$ 8,286,623	$ 7,807,944	$ 8,443,644	$ 31,762,581
Fee income and other
income	96,817	137,081	95,013	104,889	433,800
Gross profit	5,541,169	6,084,353	5,341,397	6,034,924	23,001,843
Loss from operations	(3,247,187)	(3,060,393)	(3,422,766)	(3,433,101)	(13,163,447)
Net loss	(5,333,567)	(5,240,661)	(5,853,262)	(5,442,068)	(21,869,558)
Basic and diluted loss
per common share*	$ (0.10)	$ (0.10)	$ (0.11)	$ (0.09)	$ (0.39)

2008
Net sales	$ 8,606,298	$ 8,827,369	$ 8,141,662	$ 6,893,915	$ 32,469,244
Fee income and other
income	306,637	320,252	2,975,696	157,285	3,759,870
Gross profit	5,952,838	6,197,812	8,257,768	4,886,081	25,294,499
Loss from operations	(2,378,635)	(2,399,902)	(86,884)	(2,391,964)	(7,257,385)
Net loss	(4,248,795)	(4,326,172)	(2,050,136)	(3,451,406)	(14,076,509)
Basic and diluted loss
per common share*	$ (0.08)	$ (0.08)	$ (0.04)	$ (0.06)	$ (0.27)

* The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

(13)	SUBSEQUENT EVENT

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

The audits referred to in our report dated March 12, 2010, except for Note 1 as to which the date is December 28, 2010, relating to the consolidated financial statements of Columbia Laboratories, Inc., which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO USA, LLP (formerly BDO Seidman, LLP)

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
New York, New York

March 25, 2008

U. S.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

Charged to
	Balance at	(credited to)		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions (A)	of year

YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$ 100,000	$ -	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$ 95,733	$ 4,267	$ -	$ 100,000

YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$ 100,000	$ 15,000	$ 19,267	$ 95,733

(A) Deductions represent the write-off of uncollectible accounts.

EXHIBIT INDEX

Exhibit No	Description
3.1	Restated Certificate of Incorporation of the Company, as amended (14)
3.2	Amended and Restated By-laws of Company (3)
4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)
4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)
4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)
4.4	Form of Warrant to Purchase Common Stock (3)
4.5	Warrant to Purchase Common Stock granted to James J. Apostolakis on September 23, 1999 (5)
4.6	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (13)
4.7	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (13)
4.8	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (15)
4.9*	Form of Restricted Stock Agreement (17)
4.10*	Form of Option Agreement (24)
4.11	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (19)
10.1	1996 Long-term Performance Plan, as amended, of the Company (2)
10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)
10.4	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)
10.5	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)
10.6	Rights Agreement dated as of March 13, 2002, by and between Columbia Laboratories, Inc. and First Union National Bank, as Rights Agent (7)
10.7†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (8)
10.8†	Amended and Restated License and Supply Agreement dated June 4, 2002 between the Company and Ares Trading S.A.(8)
10.9†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (9)
10.10†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (10)
10.11*	Form of Indemnification Agreement for Officers and Directors (11)
10.12†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (12)
10.13†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(12)
10.14	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (16)
10.15*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (18)
10.16†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (19)
10.17	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (19)
10.18	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (20)
10.19	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (20)
10.20†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (21)
10.21	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (22)
10.22	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (22)
10.23*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (23)
10.24*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (24)
10.25*	Form of Executive Change of Control Severance Agreement (24)
10.26	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (25)
10.27*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (24)
10.28*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (29)
10.29*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A. Meer dated March 11, 2009 (26)
10.30*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (26)
10.31*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (27).
10.32	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (28)
10.33	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (30)
10.34	Form of Subscription Agreement (30)
10.35	Form of Warrant to Purchase Common Stock (30)
10.36*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (31)
10.37	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (32)
10.38*	Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated December 11, 2009 (33)
10.39*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33)
10.40*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (33).
14	Code of Ethics of the Company (11)
21	Subsidiaries of the Company (34)
23.1	Consent of BDO USA, LLP (formerly BDO Seidman, LLP) (35)
23.2	Consent of McGladrey & Pullen, LLP (35)
31(i).1	Certification of Chief Executive Officer of the Company (35)
31(i).2	Certification of Chief Financial Officer of the Company (35)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990
2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000
3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998
4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999
6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 12, 2002
8/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002
9/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002
10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003
11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
12/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004
13/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005
14/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005
15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006
16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006
17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006
18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006
19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006
20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007
21/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007
22/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
23/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008
24/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009
26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009
27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009
28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009
29/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009
30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009
31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009
32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009
33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009
34/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009
35/	Filed herewith