Form 10-Q/A
period 2010-03-31
COLUMBIA LABORATORIES INC
filed 2010-12-28
CIK 821995

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 001-10352

COLUMBIA LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2758596 (I.R.S. EmployerIdentification No.)
354 Eisenhower Parkway Livingston, New Jersey (Address of principal executive offices)	07039 (Zip Code)

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of December 28, 2010: 80,953,987.
.

EXPLANATORY NOTE

Columbia Laboratories, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on May 6 2010 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 30, 2010  (“Amendment No. 1”), to: (i) amend Item  1 – “Financial Statements” to restate our financial statements for the quarter ended March 31, 2010 to reflect the reclassification of certain warrants from equity to liabilities, as discussed below and (ii) to amend Item 4 – “Controls and Procedures” to reflect a reassessment of  our disclosure controls and procedures, and internal control over financial reporting, as of March 31, 2010 in light of the restatement of our financial statements for the quarter ended March 31, 2010.  We refer to the Original Form 10-Q, as amended by Amendment No. 1 and this Amendment No. 2 as this “Quarterly Report on Form 10-K”.

Other than the foregoing, and the new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”), our Original Form 10-Q, as amended by Amendment No. 1, is not being amended or updated in any respect.  This Amendment No. 2 continues to describe the conditions as of the date of the Original Form 10-Q, as amended by Amendment No. 1, and, except as contained herein, we have not modified or updated the disclosures contained in the Original Form 10-Q, as amended by Amendment No. 1.  This Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

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

The restatements that are being implemented reflect the reclassification of the Warrants from equity to a liability in an amount equal to the fair value of the Warrants, as of the date of issuance, which fair value calculated using the Black Scholes option pricing model is approximately $4 million. The effect of the restatements on the consolidated statement of operations was immaterial for the quarter ended March 31, 2010. The restatements have no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Accounts Payables; and Contractual Obligations. The restatements have no effect on the Company's development programs, including Prochieve® 8% for the prevention of preterm birth, or business strategy.

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010 (Restated)*	2009 (Restated)*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $9,220,493 in 2010 and $12,225,732 in 2009 is interest bearing	$11,284,243	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively	3,297,668	4,262,851
Inventories	3,088,990	2,532,722
Prepaid expenses and other current assets	1,009,323	1,097,525
Total current assets	18,680,224	22,650,713

Property and equipment, net	637,812	691,479
Intangible assets - net	17,509,150	18,770,332
Other assets	1,434,024	1,644,695

TOTAL ASSETS	$38,261,210	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$58,563	$144,897
Accounts payable	2,805,472	3,662,091
Accrued expenses	5,512,142	4,588,088
Derivative embedded within convertible notes, fair value	5,848,150	-
Common stock warrant liability	4,057,817	4,057,817
Total current liabilities	18,282,144	12,452,893

Notes payable	33,749,209	32,965,863
Deferred revenue	312,181	328,367
Long-term portion of financing agreements	15,867,735	15,234,406
TOTAL LIABILITIES	68,211,269	60,981,529

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock, 600 shares issued and outstanding in 2010 and 2009, respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares authorized; 65,761,986 shares issued in 2010 and 2009, respectively	657,619	657,619
Capital in excess of par value	239,133,980	238,579,829
Less cost of 152,795 and 131,935 treasury shares in 2010 and 2009, respectively	(306,369)	(280,813)
Accumulated deficit	(270,224,789)	(256,979,263)
Accumulated other comprehensive income	188,909	197,727
Shareholders' deficit	(30,550,059)	(17,824,310)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$38,261,210	$43,757,219

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

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as discussed in Note 2.

(1)	SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

(2)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our previously issued consolidated financial statements (Balance Sheets only) and related disclosures for the quarter ended March 31, 2010 to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

In the fourth quarter 2009, the Company issued 10,900,000 shares of Common Stock and 5,450,000 warrants to purchase Common Stock in a registered offering with proceeds net of offering costs of $10,706,305.  The warrants generally provide that, in the event the related registration statement is not available for the issuance of the warrant shares, the holder may exercise the warrant on a cashless basis (i.e., applying a portion of the warrant shares to the payment of the exercise price). However, notwithstanding the availability of cashless exercise, ASC 815, as interpreted, appears to establish a presumption that, in the absence of express language to the contrary, warrants providing for the issuance of registered shares may be subject to net cash settlement if the issuer fails to deliver such shares, as it is not within the absolute control of the Company to provide registered shares in all circumstances. Net cash settlement would involve paying the holder of the warrant the value of the warrant shares after deducting the exercise price in lieu of issuing shares of common stock.

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

Company management has determined that the effect of the adjustment of the liability to mark to market and the corresponding effect on the income statement was immaterial and, accordingly, this adjustment was not reflectedin the liability on the consolidated balance sheet at March 31, 2010 or in the consolidated statement of operations for the quarter ended March 31, 2010.

The following table summarizes the effect of the restatement on the specific items presented in the historical consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010:

Consolidated Balance Sheet	March 31, 2010	March 31, 2010
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$-	$4,058
Total Current Liabilities	14,224	18,282

Total Liabilities	64,153	68,211

Stockholders’ Deficit:
Additional paid-in-capital	243,192	239,134
Total Stockholders’ Deficit	(26,492)	(30,550)

The Company previously filed Amendment No. 1 (the “Amendment 1”) to its Original Report Form 10-Q for the quarter ended March 31, 2010, initially filed with the SEC on May 6, 2010, to amend and restate financial statements and other financial information for the period ended March 31, 2010.  The Company determined the need to restate such financial statements and other financial information to make the following changes solely as a result of and to reflect the restatement:
 Amend the Financial Statements;

 Amend Results of Operations and Liquidity and Capital Resources sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Amend the disclosure contained under Item 4 - Controls and Procedures;

 Re-execute the certifications for the Chief Executive Officer and Chief Financial Officers required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The consolidated financial statements for the fiscal quarter ended March 31, 2010 were amended to account for the effects of this correction. The quantitative impact of the adjustment results in an increase of net loss and basic loss per share from $10,179,036 to $13,245,526 and $(0.16) to $(0.20), respectively, for the quarter ended March 31, 2010.  In addition, a new Note 2 has been added which describes the financial impact of the restatement on the previously reported interim period.  The accounting entries do not impact the Company’s cash position and there is no effect on the Company’s operating income (loss) or cash flows.

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

(11)            FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, we adopted FASB ASC 820-10-25, “Fair Value Measurement and Disclosures.”  This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements.  We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, ”Financial Instruments.”

FASB ASC 820-10 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB ASC 820-10 describes the following three levels of inputs that may be used:

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

The estimated fair value of the convertible notes payable embedded derivative related to the sale of substantially all of the assets of the Company as of March 31, 2010 was $5,848,150 and had a nominal fair value at December 31, 2009.  This value was determined based on the Company’s assessment of the likelihood of such sale and its estimate of the related fair value of Consideration to be paid, and classified as a level 2 measurement.

The estimated fair value of the common stock warrant liability as of March 31, 2010 and December 31, 2009 was $4,057,817.  This value was determined based on the Company’s stock price at the measurement date, exercise price of the warrants, risk-free rates and historical volatility, and is classified as a Level 2 measurement.

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

o CRINONE® 8% sold to Merck Serono for resale outside the U.S.

o PROCHIEVE® 8% (progesterone gel) sold by us in the U.S.

o PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that will terminate on July 23, 2010.

Other Products	o STRIANT® (testosterone buccal system) marketed and sold by us in the U.S. o STRIANT® sold to Mipharm, S.p.A. for resale in Italy. o Royalty and licensing revenues.

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
	Three Months Ended
	March 31,
	2010	2009
Risk free interest rate	-	1.78%
Expected term	-	4.6 years
Dividend yield	-	0
Expected volatility	-	92.95%

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

Prior to the filing of this Quarterly Report on Form 10-Q and based on their evaluation at March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with the preparation of this Amendment No. 2, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  In making this evaluation, they considered the material weakness related to the classification of warrants discussed below.  Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

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

Item 1A.                 Risk Factors

There have been a number of changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, primarily resulting from effect of this Amendment 2.  These risk factors have been updated below to reflect such changes.

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

As described elsewhere in this Amendment No. 2, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to October 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as liabilities instead of equity. Given this material weakness with regard to warrants, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010.

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

Historically, the market price of our Common Stock has fluctuated over a wide range. Between 2007 and 2008, our Common Stock traded in a range from $.92 to $5.25 per share. In 2009, our Common Stock traded in a range from $.65 to $1.74 per share.  In the first four months of 2010, our stock traded in a range of $.93 to $1.44 per share.  It is likely that the price of our common stock will continue to fluctuate. It is likely that the price of our Common Stock will fluctuate in the future. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.

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

The process of developing product candidates involves a degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

o	Clinical trials may show our product candidates to be ineffective for the indications studied or to have harmful side effects;

o	Product candidates may fail to receive regulatory approvals required to bring the products to market;

o	Manufacturing costs or other factors may make our product candidates uneconomical; and

o	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

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

o
The rate of patient enrollment which is a function of factors including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the nature of the study protocol;

o	Institutional review board, or IRB, approval of the study protocol and the informed consent form;

o	Prior regulatory agency review and approval;

o	Analysis of data obtained from clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;

o	Changes in the policies of regulatory authorities for drug approval during the period of product development; and

o	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

In addition, developing product candidates is very expensive and will continue to have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

o	Our ability to raise any additional funds that we need to complete our trials;

o	The number and outcome of clinical trials conducted by us and/or our collaborators;

o	The number of products we may have in clinical development;

o	In licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

o	Future levels of our revenue.

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

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

o	A product candidate may not be deemed to be safe or effective;

o	The manufacturing processes or facilities we have selected may not meet the applicable requirements; and

o	Changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

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

As of April 26, 2010, we had 65,605,886 shares of Common Stock outstanding, of which 61,300,424 shares were freely tradable by non-affiliates. As of that date, approximately 4,305,462 shares of Common Stock were restricted or held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, convertible subordinated notes, warrants, and options. If all of these securities are exercised or converted, an additional 27,710,830 shares of Common Stock will be outstanding, all of which will have been registered for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

DATE: December 28, 2010