Form 10-Q/A
period 2010-06-30
COLUMBIA LABORATORIES INC
filed 2010-12-28
CIK 821995

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

EXPLANATORY NOTE

Columbia Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission (“SEC”) on August 5, 2010, to: (i) amend Item  1 – “Financial Statements” to restate our financial statements for the quarter ended June 30, 2010 to reflect the reclassification of certain warrants from equity to liabilities, as discussed below and (ii) to amend Item 4 – “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting, as of June 30, 2010 in light of the restatement of our financial statements for the quarter ended June 30, 2010.

Other than the foregoing, and the new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”), our Quarterly Report on Form 10-Q is not being amended or updated in any respect.  This Amendment No. 1 continues to describe the conditions as of the date of the Quarterly Report on Form 10-Q, and, except as contained herein, we have not modified or updated the disclosures contained in the Quarterly Report on Form 10-Q.  This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on Form 10-Q, including any amendment to those filings.

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

The restatements that are being implemented reflect the reclassification of the Warrants from equity to a liability in an amount equal to the fair value of the Warrants, as of the date of issuance, which fair value calculated using the Black Scholes option pricing model is approximately $4 million. The effect of the restatements on the consolidated statement of operations was immaterial for the quarter ended June 30, 2010. The restatements have no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Accounts Payables; and Contractual Obligations. The restatements have no effect on the Company's development programs, including Prochieve® 8% for the prevention of preterm birth, or business strategy.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A (the “2009 Annual Report”) filed with SEC on April 30, 2010.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010 (Restated)*	2009 (Restated)*

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $8,211,306 in 2010 and $12,225,732 in 2009 is interest bearing	$24,878,162	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively	4,239,934	4,262,851
Inventories	3,030,217	2,532,722
Prepaid expenses and other current assets	670,679	1,097,525
Total current assets	32,818,992	22,650,713

Property and equipment, net	590,655	691,479
Intangible assets - net	16,247,968	18,770,332
Other assets	1,221,593	1,644,695

TOTAL ASSETS	$50,879,208	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$-	$144,897
Accounts payable	2,681,586	3,662,091
Accrued expenses	6,498,806	4,588,088
Derivative embedded within convertible notes, fair value	4,829,036	-
Common stock warrant liability	4,057,817	4,057,817
Total current liabilities	18,067,245	12,452,893

Notes payable	34,558,425	32,965,863
Deferred revenue	296,183	328,367
Long-term portion of financing agreements	31,466,525	15,234,406
Long-term accrued interest	50,000	-
TOTAL LIABILITIES	84,438,378	60,981,529

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock, 600 shares issued and outstanding in 2010 and 2009, respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 100,000,000 shares authorized; 65,715,056 and 65,761,986 shares issued in 2010 and 2009, respectively	657,150	657,619
Capital in excess of par value	239,770,257	238,579,829
Less cost of 155,305 and 131,935 treasury shares in 2010 and 2009, respectively	(309,243)	(280,813)
Accumulated deficit	(274,452,141)	(256,979,263)
Accumulated other comprehensive income	174,216	197,727
Shareholders' deficit	(34,159,170)	(17,824,310)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$50,879,208	$43,757,219

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

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET LOSS	$	$	$ -	$ -

Other comprehensive income (loss):
Foreign currency translation	(23,511)	18,841	(14,693)	6,208

COMPREHENSIVE LOSS	$ (23,511)	$ 18,841	$ (14,693)	$ 6,208

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

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2010	2009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33,871)	51,786

NET INCREASE (DECREASE) IN CASH	10,120,547	(3,327,599)

CASH, BEGINNING OF PERIOD	14,757,615	12,497,382

CASH END OF PERIOD	$ 24,878,162	$ 9,169,783

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$ -	$ 175,000

SUPPLEMENTAL INFORMATION

Interest paid	$ 1,600,000	$ 1,600,002

Taxes paid	$ 60,552	$ 31,634

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as discussed in Note 2.

(1)	SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

(2)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our previously issued consolidated financial statements (Balance Sheets only) and related disclosures for the quarter ended June 30, 2010 to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

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

Company management has determined that the effect of the adjustment of the liability to mark to market and the corresponding effect on the income statement was immaterial and, accordingly, this adjustment was not reflected in the liability on the consolidated balance sheet at June 30, 2010 or in the consolidated statement of operations for the quarter and six months ended June 30, 2010.

The following table summarizes the effect of the restatement on the specific items presented in the historical consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010:

Consolidated Balance Sheet	June 30, 2010	June 30, 2010
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$-	$4,058
Total Current Liabilities	14,009	18,067

Total Liabilities	80,380	84,438

Stockholders’ Deficit:
Additional paid-in-capital	243,828	239,770
Total Stockholders’ Deficit	(30,101)	(34,159)

(3)	SALES RETURN RESERVES:

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

The Company believes the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions.  Historically, they have been wholly dependent on the Company’s ability to sell and market its products, and following the closing on July 2, 2010 of the Watson Transactions (See Notes 14 and 15 included in “Item 1. Financial Statements.”), they are dependent on the ability of Watson Pharmaceuticals, Inc. (“Watson”) to sell and market CRINONE® (progesterone gel).  If prescriptions are lower in future periods, then the current reserve may not be adequate.

(4)	INVENTORIES:

Inventories consisted of the following:
	June 30,	December 31,
	2010	2009
Finished goods	$ 1,965,561	$ 1,343,742
Raw materials	1,064,656	1,188,980

	$ 3,030,217	$ 2,532,722

(5)	NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes (the "Notes") to a group of existing institutional investors.  The Notes bear interest at a rate of 8% per annum and are subordinated to the STRIANT Agreement (see Note 6) and mature on December 31, 2011.  They are convertible into a total of approximately 7.6 million shares of common stock (“Common Stock”) at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants expire on December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono S.A ("Merck Serono") the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

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

The notes contain an embedded derivative that allows the holders to redeem the notes at face value in the event of the sale of substantially all of the assets of the Company.  Prior to the signing of the Watson Transactions (See Note 14 included in “Item 1. Financial Statements.”) on March 3, 2010, this feature was assigned a nominal value as the Company assessed the potential for such sale to be remote.  The Watson Transactions would result in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Watson Transactions and the carrying value of the notes.  Accordingly, the Company recorded a non-cash charge of $5,848,150 on March 31, 2010.

The value of the embedded derivative will fluctuate in future periods, as long as the notes remain outstanding, based on any changes in the fair value of the consideration and the carrying value of the notes.  Accordingly, on June 30, 2010, the Company adjusted the non-cash charge downward by $1,019,114 to $4,829,036.  The value of the embedded derivative is reversed with the closing of the Watson Transactions; in addition, a charge to operations representing the loss on the debt extinguishment will be made as of the closing date.  (See Note 15 included in “Item 1. Financial Statements.”)  The embedded derivative is classified as a Level 2 valuation as described in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10, “Fair Value Measurements and Disclosures.”

On March 4, 2010, the Company announced that it had entered into contingent agreements to pre-pay the Notes.  Note holders were to receive their proportional share of the following: $26 million in cash, warrants to purchase 7.75 million shares of Columbia's Common Stock at an exercise price of $1.35, and $10 million in shares of Columbia's Common Stock (the cash, warrants, and common stock together being the “Consideration”).  The closings of the transactions (See Note 15 included in “Item 1. Financial Statements.”) under the Notes pre-payment agreements occurred on July 2, 2010.

(6)	FINANCING AGREEMENTS-STRIANT:

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

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment is due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company has (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company will escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock, par value $.01 per share .  In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issues the secured promissory note on November 30, 2010, the Company will on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock.  Each warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date.  The warrants are exercisable at $1.15 per share, permit cashless exercise, and provide piggyback registration rights.  If the Company issues the secured promissory note, it would bear interest quarterly in arrears at the rate of 10% per annum, be due on November 30, 2011, be secured by Columbia’s assets, and contain customary representations, warranties, and events of default.  Using the Black-Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which is being amortized over the 16 months through November 2010.  The amortization expense recorded in the six months ended June 30, 2010 was approximately $270,000.  (See Notes 14 and 15 included in “Item 1. Financial Statements.”)  On the closing of the Watson Transactions on July 2, 2010, the amortization of the remaining balance of $225,000 was accelerated and the STRIANT Agreement was terminated.

(7)	FINANCING AGREEMENTS-WATSON NOTE:

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

On the closing of the Watson Transactions on July 2, 2010, the Watson Note and the accrued interest were forgiven.  (See Note 15 included in “Item 1. Financial Statements.”)

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

The following table shows selected information by geographic area:
	Net	Identifiable
	Revenues	Assets

As of and for the six months
ended June 30, 2010
United States	$ 10,744,125	$ 46,149,267

Switzerland	5,400,948	4,729,941
Other countries	476,911	-
Total International	5,877,859	4,729,941
Total	$ 16,621,984	$ 50,879,208

As of and for the six months
ended June 30, 2009
United States	$ 9,913,896	$ 33,205,823

Switzerland	5,830,995	6,557,863
Other countries	-	-
Total International	5,830,995	6,557,863
Total	$ 15,744,891	$ 39,763,686

(9)	LOSS PER COMMON AND POTENTIAL COMMON SHARE:

The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$ (17,472,878)	$ (10,574,228)	$(4,227,352)	$(5,240,661)
Less: Preferred stock dividends	(15,000)	(17,188)	(7,500)	(7,500)

Net loss applicable to
common stock	$ (17,487,878)	$ (10,591,416)	$(4,234,852)	$(5,248,161)

Basic and diluted:
Weighted average number of
common shares outstanding	65,385,125	54,367,610	65,381,371	54,437,754

Basic and diluted net loss per common share	$ (0.27)	$ (0.19)	$ (0.06)	$ (0.10)

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

(11)	STOCK-BASED COMPENSATION:

The Company’s net loss for the six months ended June 30, 2010 and June 30, 2009 included $1.2 million and $1.0 million, respectively, of stock based compensation expense.

	Six Months Ended June 30,
Stock Based Compensation	2010	2009

Cost of revenues	$ 37,831	$ 70,613

Selling and distribution	326,782	175,798

General and administrative	777,610	647,353

Research and development	62,736	78,271

Total	$ 1,204,959	$ 972,035

(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Effective January 1, 2008, we adopted FASB ASC 820-10-25, “Fair Value Measurement and Disclosures.”  This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements.  We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825,”Financial Instruments.”

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

The estimated fair value of the common stock warrant liability as of June 30, 2010 and December 31, 2009 was $4,057,817.  This value was determined based on the Company’s stock price at the measurement date, exercise price of the warrants, risk-free rates and historical volatility, and is classified as a Level 2 measurement.

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

(13)	RECENT ACCOUNTING PRONOUNCEMENTS:

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

(14)	WATSON TRANSACTIONS AND DEBT RESTRUCTURING:

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

(15)	SUBSEQUENT EVENTS:

On July 2, 2010, the Company closed the sale of its progesterone related assets and 11.2 million shares of Common Stock to Watson (See Note 14 included in “Item 1. Financial Statements.”).  Columbia's business now consists of its royalty and manufacturing revenues, potential milestone payments, its collaboration with Watson on the development of next-generation progesterone products, and its novel bioadhesive drug delivery technologies and other products.

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
Products

Progesterone Products
●  CRINONE® 8% (progesterone gel) marketed and sold by us in the U.S. through July  2, 2010 and sold to Watson for resale in the U.S. beginning after July 2, 2010

●  CRINONE® 8% sold to Merck Serono for resale outside the U.S.

●  PROCHIEVE® 8% (progesterone gel) sold by us in the U.S. through July 1, 2010 and sold to Watson for resale in the U.S. beginning after July 2, 2010

●  PROCHIEVE® 4% sold to Ascend Therapeutics, Inc., for resale in the U.S., pursuant to an agreement that terminated on July 23, 2010 and sold to Watson for resale in the U.S. beginning after July 2, 2010.

Other Products	● STRIANT® (testosterone buccal system) marketed and sold by us in the U.S. ● STRIANT® sold to Mipharm, S.p.A. for resale in Italy. ● Royalty, licensing and manufacturing revenues.

In 2009, we also sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for resale pursuant to a supply agreement that expired on October 31, 2009.  During 2010, we have received and intend to fulfill additional orders for Replens and Rephresh products from Lil’ Drug Store.

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson Pharmaceuticals, Inc. for a $47 million upfront payment plus royalties of 10 to 20 percent of annual net sales of certain progesterone products.  On July 2, 2010, the Company closed this transaction.  On June 1, 2010, we entered into a $15 million loan from Watson that was forgiven upon closing of the Watson Transactions on July 2, 2010.  This increased the upfront proceeds upon closing to $62 million.  Columbia's business now consists of its royalty and manufacturing revenues, potential milestone payments, its collaboration with Watson on the development of next-generation progesterone products, and its novel bioadhesive drug delivery technologies and other products.  Additional payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches.  Watson will fund the development of a second-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  (See Notes 14 and 15 included in “Item 1. Financial Statements.)

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

On March 3, 2010 we also entered into contingent agreements with the holders of our senior debt and our convertible subordinated notes (the “Notes”) under which, upon the closing of the Watson Transactions and the satisfaction of other conditions to consummation of such agreements, we would repay our outstanding debt on an accelerated and discounted basis and issue the Note holders shares of Common Stock and warrants to purchase Common Stock.  On July 2, 2010, the Company closed this transaction.  (See Notes 14 and 15 included in “Item 1. Financial Statements.”)

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

On March 3, 2010, we entered into contingent agreements with PharmaBio and the holders of our convertible Notes under which, subject to the closing of the Watson Transactions and satisfaction of the other conditions to consummation of such agreements, we would repay our outstanding debt on an accelerated and discounted basis and issue the holders of convertible Notes shares of Common Stock and warrants to purchase Common Stock.  (See Notes 14 and 15 included in "Item 1. Financial Statements.”)

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

Columbia will retain certain assets and rights to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.  The Watson Transactions closed on July 2, 2010.  (See Notes 14 and 15 included in "Item 1. Financial Statements.”)  As a result, Columbia is now debt-free with over $25 million in cash and approximately 84 million common shares outstanding.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been a number of changes to the disclosures related to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K/A for the year ended December 31, 2009, resulting from the closing of the Watson Transactions and the elimination of the Company’s debt and interest payments.  (See Notes 14 and 15 included in "Item 1. Financial Statements.”)

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

Prior to the filing of this Amendment No. 1 and based on their evaluation at June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with the preparation of this Amendment No. 1, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  In making this evaluation, they considered the material weakness related to the classification of warrants discussed below.  Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

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

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to October 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as liabilities instead of equity. Given this material weakness with regard to warrants, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010.

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

The process of developing product candidates involves a degree of risk and may take several years.  Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	Clinical trials may show our product candidates to be ineffective for the indications studied or to have harmful side effects;

●	Product candidates may fail to receive regulatory approvals required to bring the products to market;

●	Manufacturing costs or other factors may make our product candidates uneconomical; and

●	The proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

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

●
The rate of patient enrollment which is a function of factors including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the nature of the study protocol;

●	Institutional Review Board, or IRB, approval of the study protocol and the informed consent form;

●	Prior regulatory agency review and approval;

●	Analysis of data obtained from clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;

●	Changes in the policies of regulatory authorities for drug approval during the period of product development; and

●	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

In addition, developing product candidates is very expensive and will continue to have a significant impact on our ability to generate profits.  Factors affecting our product development expenses include:

●	Our ability to raise any additional funds that we need to complete our trials;

●	The number and outcome of clinical trials conducted by us and/or our collaborators;

●	The number of products we may have in clinical development;

●	In licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

●	Future levels of our revenue.

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

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

●	A product candidate may not be deemed to be safe or effective;

●	The manufacturing processes or facilities we have selected may not meet the applicable requirements; and

●	Changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

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