Form 10-Q/A
period 2010-09-30
COLUMBIA LABORATORIES INC
filed 2010-12-29
CIK 821995

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
[ ] Yes    [X] No

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of December 28, 2010: 80,953,987

EXPLANATORY NOTE

Columbia Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission (“SEC”) on November 4, 2010, to: (i) amend Item  1 – “Financial Statements” to restate our financial statements for the quarter ended September 30, 2010 to reflect the reclassification of certain warrants from equity to liabilities, as discussed below and (ii) to amend Item 4 – “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting, as of September 30, 2010 in light of the restatement of our financial statements for the quarter ended September 30, 2010.

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

The restatements that are being implemented reflect the reclassification of the Warrants from equity to a liability in an amount equal to the fair value of the Warrants, as of the date of issuance, which fair value calculated using the Black Scholes option pricing model is approximately $4 million. The effect of the restatements on the consolidated statement of operations was immaterial for the quarter ended September 30, 2010. The restatements have no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Accounts Payables; and Contractual Obligations. The restatements have no effect on the Company's development programs, including Prochieve® 8% for the prevention of preterm birth, or business strategy.

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

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010 (Restated)*	2009 (Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $8,240,760 in 2010 and
$12,225,732 in 2009 is interest bearing	$22,434,558	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009, respectively (including
amounts from related parties: 2010 - $576,749; 2009 - $0)	2,447,988	4,262,851
Inventories	2,766,766	2,532,722
Prepaid expenses and other current assets	218,169	1,097,525
Total current assets	27,867,481	22,650,713

Property and equipment, net	564,925	691,479
Intangible assets, net	-	18,770,332
Other assets	483,883	1,644,695

TOTAL ASSETS	$28,916,289	$43,757,219

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of financing agreements	$-	$144,897
Accounts payable	1,944,315	3,662,091
Accrued expenses	6,963,451	4,588,088
Redeemable warrants	5,643,021	-
Common stock warrant liablility	4,057,817	4,057,817
Total current liabilities	18,608,604	12,452,893

Notes payable	-	32,965,863
Long-term portion of financing agreements	-	15,234,406
Deferred revenue, (including amounts from related parites:
2010 - $25,554,840; 2009 - $0)	25,835,106	328,367
	44,443,710	60,981,529
TOTAL LIABILITIES

COMMITMENTS AND CONTINGENCIES

Contingently Redeemable Series C Preferred Stock,
600 shares issued and outstanding in 2010 and 2009,
respectively (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIT:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B Convertible Preferred Stock, 130 shares issued and
outstanding (liquidation preference of $13,000)	1	1
Series E Convertible Preferred Stock, 59,000 shares issued and
outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 150,000,000 shares and 100,000,000 authorized in 2010 and 2009, respectively; 84,434,611 and
65,761,986 shares issued in 2010 and 2009, respectively	844,345	657,619
Capital in excess of par value	260,439,004	238,579,829
Less cost of 3,521,499 and 131,935 treasury shares in
2010 and 2009, respectively	(3,403,090)	(280,813)
Accumulated deficit	(274,194,519)	(256,979,263)
Accumulated other comprehensive income	186,248	197,727
Shareholders' deficit	(16,127,421)	(17,824,310)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$28,916,289	$43,757,219

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

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET (LOSS) INCOME	$ (17,215,256)	$ (16,427,490)	$ 257,622	$(5,853,262)

Other comprehensive (loss) income:
Foreign currency translation	(11,479)	26,268	12,032	7,427

COMPREHENSIVE (LOSS) INCOME	$ (17,226,735)	$ (16,401,222)	$ 269,654	$(5,845,835)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value (restated)*	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2009	130	$ 1	59,000	$ 590	65,761,986	$ 657,619	$ 238,579,829	$ (280,813)	$ (256,979,263)	$ 197,727	$ (17,824,310)
Issuance of common stock and warrants					18,607,407	186,074	19,196,706				19,382,780
Share based compensation expense					65,218	652	2,684,969				2,685,621
Repurchase of company stock								(3,059,996)			(3,059,996)
Purchase of treasury stock								(62,281)			(62,281)
Dividends on preferred stock							(22,500)				(22,500)
Translation adjustment										(11,479)	(11,479)
Net loss									(17,215,256)		(17,215,256)
Balance, September 30, 2010, as restated	130	$ 1	59,000	$ 590	84,434,611	$ 844,345	$ 260,439,004	$ (3,403,090)	$ (274,194,519)	$ 186,248	$ (16,127,421)

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

(continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2010	2009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,471)	39,471

NET INCREASE (DECREASE) IN CASH	7,676,943	(5,165,805)

CASH, BEGINNING OF PERIOD	14,757,615	12,497,382

CASH END OF PERIOD	$ 22,434,558	$ 7,331,577

NON-CASH FINANCING ACTIVITIES

Conversion of Series C and Series E preferred shares	$ -	$ 175,000

Issuance of Warrants for Option to Extend Pharmabio Debt	$ -	$ 719,904

Forgiveness of Watson Note	$ 15,000,000	$ -

Net Issuance of Common Stock for Debt Retirement	$ 7,738,883	$ -

Issuance of Warrants for Debt Retirement	$ 5,509,893	$ -

SUPPLEMENTAL INFORMATION

Interest paid	$ 1,600,000	$ 2,400,003

Taxes paid	$ 58,256	$ 31,634

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as discussed in Note 2.

(1)	SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

(2)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our previously issued consolidated financial statements (Balance Sheets only) and related disclosures for the quarter ended September 30, 2010 to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

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

Company management has determined that the effect of the adjustment of the liability to mark to market and the corresponding effect on the income statement was immaterial and, accordingly, this adjustment was not reflected in the liability on the consolidated balance sheet at September 30, 2010 or in the consolidated statement of operations for the quarter and nine months ended September 30, 2010.

The following table summarizes the effect of the restatement on the specific items presented in the historical consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010:

Consolidated Balance Sheet	September 30, 2010	September 30, 2010
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$-	$4,058
Total Current Liabilities	14,551	18,609

Total Liabilities	40,386	44,444

Stockholders’ Deficit:
Additional paid-in-capital	264,497	260,439
Total Stockholders’ Deficit	(20,185)	(16,127)

(3)	WATSON TRANSACTIONS:

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

(4)	DEFERRED REVENUE:

Upon the closing of the Watson Transactions, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds (plus accrued interest) to the fair value of the 11.2 million shares of Common Stock and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million.  The excess has been recorded as deferred revenue and is being amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the FDA's expected acceptance of, the related new drug application which is planned to occur in the first half of 2011 but there can be no assurance that these events will occur
	September 30,	December 31,
	2010	2009
Cash Proceeds from Watson Transaction and Debt Forgiveness:	$ 62,000,000	$ -
Interest on Watson Note forgiven	50,000
Common Stock	(11,760,000)	-
Gross Proceeds less Value of Stock	50,290,000

Net Book Value of Intangible Assets Sold to Watson	(16,247,968)	-
Deferred Revenue related to Watson	34,042,032

Q310 Amortization of Deferred Revenue Related to Watson	(8,487,192)	-

Net Deferred Revenue - Watson	25,554,840	-

Deferred Revenue - Other	280,266	328,367

Deferred Revenue	$ 25,835,106	$ 328,367

(5)	SALES RETURN RESERVES:

Historically, revenues from the sale of products have been recorded at the time goods are shipped to customers; this will continue to be the case for sales of STRIANT.  Subsequent to the closing on July 2, 2010 of the Watson Transactions (See Note 3), sales of Progesterone Products to Watson will be recorded upon receipt of goods at Watson's warehouse.  The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  The Company's policy for sales to the trade, domestically, allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized.  The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first.  The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary.

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

The Company believes the greatest potential for uncertainty in estimating sales returns is the estimation of future prescriptions.  Historically, they have been wholly dependent on the Company’s ability to sell and market its products; following the closing on July 2, 2010 of the Watson Transactions (See Note 3), they are dependent on the ability of Watson to sell and market CRINONE (progesterone gel).  If prescriptions are lower in future periods, then the current reserve may not be adequate.  The Company is solely responsible for sales returns for products sold prior to the closing of the Watson Transactions on July 2, 2010.  Watson does not have the right to return products to the Company.

(6)	INVENTORIES:

Inventories consisted of the following:
	September 30,	December 31,
	2010	2009
Finished goods	$ 1,605,605	$ 1,343,742
Raw materials	1,161,161	1,188,980

	$ 2,766,766	$ 2,532,722

(7)	NOTES PAYABLE:

On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of the Notes to a group of existing institutional investors.  The Notes accrued interest at a rate of 8% per annum and are subordinated to the STRIANT Agreement (see Note 8) and had a stated maturity date of December 31, 2011.  They are convertible into a total of approximately 7.6 million shares of common stock (“Common Stock”) at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants had a stated expiration date of December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono S.A ("Merck Serono") the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.

The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the five-year term of the related Notes.  For the three- and nine- month periods ended September 30, 2010, $0.8 million and $1.6 million, respectively, of amortization related to these discounts were classified as interest expense in the consolidated statements of operations.  Unamortized discounts of $7.0 million had been reflected as a reduction to the face value of the Notes in the consolidated balance sheet as of December 31, 2009 and are fully written off as a result of the closing of the Watson Transactions and the Note Purchase Agreements.

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

The Notes contained an embedded derivative that allowed the holders to redeem the Notes at face value in the event of the sale of substantially all of the assets of the Company.  Prior to the signing of the Watson Transactions (See Note 3) on March 3, 2010, this feature was assigned a nominal value as the Company assessed the potential for such sale to be remote.  The Watson Transactions resulted in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Watson Transactions and the carrying value of the Notes.  Accordingly, the Company recorded a non-cash charge of $5,848,150 on March 31, 2010.

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

(8)	FINANCING AGREEMENTS-STRIANT:

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

(9)	DEBT EXTINGUISHMENT:

A charge to operations in the three months ended September 30, 2010 representing the loss on all debt extinguishment for the Notes, PharmaBio debt and the write-off of the remaining balance of the deferred financing costs was made as of the closing date of the Watson Transactions in the amount of $5,156,775, the proceeds from which were used to extinguish the debt.

Net Book Value of Long-Term Notes Payable		$ 34,558,425
Consideration:	Number of shares
Stock issued to Noteholders	7,407,407	(7,777,777)
Cash		(25,999,999)
Warrants to purchase shares of Common Stock	7,750,000	(5,509,893)

Loss on Extinguishment of Notes		(4,729,244)

Gain (Loss) on Debt Extinguishment of PharmaBio Debt Extinguishment		310,622
Write-off of Deferred Charges		(738,153)
Net Loss on Debt Extinguishment		$ (5,156,775)

(10)	FINANCING AGREEMENTS-WATSON NOTE:

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

(11)	GEOGRAPHIC INFORMATION:

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

The following table shows selected information by geographic area:

	Net	Identifiable
	Revenues	Assets

As of and for the nine months
ended September 30, 2010
United States	$ 21,422,766	$ 24,697,531

Switzerland	7,694,077	4,218,758
Other countries	1,666,554	-
Total International	9,360,631	4,218,758
Total	$ 30,783,397	$ 28,916,289

As of and for the nine months
ended September 30, 2009
United States	$ 14,442,536	$ 31,775,481

Switzerland	6,513,979	4,113,445
Other countries	2,691,333	-
Total International	9,205,312	4,113,445
Total	$ 23,647,848	$ 35,888,926

(12)	(LOSS) INCOME PER COMMON AND POTENTIAL COMMON SHARE:

 The calculation of basic and diluted (loss) income per common and common equivalent share is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET (LOSS) INCOME	$ (17,215,256)	$ (16,427,490)	$ 257,622	$(5,853,262)
Less: Preferred stock dividends	(22,500)	(24,688)	(7,500)	(7,500)

NET (LOSS) INCOME APPLICABLE TO
COMMON STOCK	$ (17,237,756)	$ (16,452,178)	$ 250,122	$(5,860,762)

NET (LOSS) INCOME PER COMMON SHARE:

Basic	$ (0.24)	$ (0.30)	$ 0.00	$ (0.11)
Diluted	$ (0.24)	$ (0.30)	$ 0.00	$ (0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	70,987,668	54,397,545	82,010,063	54,455,731
Diluted	70,987,668	54,397,545	82,010,063	54,455,731

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period.  The diluted earnings p er share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential Common Stock including selected restricted shares of Common Stock outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the loss per share calculation amounted to 28,705,906 and 22,405,539 for the nine month ended September 30, 2010, and 2009, respectively.

(13)	LEGAL PROCEEDINGS

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens and RepHresh. Bio-Mimetics has sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents.  On March 31, 2010, the District Court granted the Company’s summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for the Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics have each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal has now been transferred to the Federal Circuit). The Appellate Court will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract. The Company continues to incur defense costs and other expenses in connection with this lawsuit.  Although the Company believes it has meritorious defenses and intends to defend the case vigorously; if the Appellate Court affirms the judgment of the District Court, the Company expects to pay approximately $2.2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of the Company's products subject to the contractual conditions.  The Company does not have insurance coverage in this matter.  The $2.2 million reserve was included in selling and distribution expenses in the quarter ended September 30, 2010 and was included in accrued expenses as of that date.

(14)	STOCK-BASED COMPENSATION:

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

	Nine Months Ended September 30,
Stock Based Compensation	2010	2009

Cost of revenues	$ 133,543	$ 58,253

Selling and distribution	1,118,221	364,566

General and administrative	1,200,860	897,890

Research and development	232,997	107,508

Total	$ 2,685,621	$ 1,428,217

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The estimated fair value of the common stock warrant liability as of September 30, 2010 and December 31, 2009 was $4,057,817.  This value was determined based on the Company’s stock price at the measurement date, exercise price of the warrants, risk-free rates and historical volatility, and is classified as a Level 2 measurement.

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

(16)	RELATED PARTY TRANSACTIONS

The table below presents the transactions between the Company and Watson.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Net product revenues	$581,104	$-	$581,104	$-

Royalties	450,000	-	450,000	-

Other revenue (amortization of
deferred revenue)	8,487,192	-	8,487,192	-
Total net revenues	9,518,296	-	9,518,296	$-

COST OF PRODUCT REVENUES
Cost of product revenues	528,473		528,473
Gross profit	$8,989,823	$-	$8,989,823	$-

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

(17)	RECENT ACCOUNTING PRONOUNCEMENTS:

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

On March 3, 2010, we entered into a definitive agreement to sell substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson for a $47 million upfront payment plus royalties on certain progesterone products and potential milestone payments (the “Watson Transactions”).  On June 1, 2010, we entered into a $15 million loan from Watson.  On July 2, 2010, the Company closed these transactions and the loan from Watson was forgiven in accordance with its terms.  Forgiveness of the loan increased the upfront proceeds upon closing to $62 million.  Additional milestone payments up to $45.5 million can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches.  Watson will fund the development of a next-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.  (See Note 3 included in “Item 1. Financial Statements.)

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

General and administrative expenses increased 102% to $4.3 million in the three months ended September 30, 2010 as compared to $2.1 million in the three months ended September 30, 2009.  The increased expense in 2010 was attributable to $1.7 million in costs related to the Watson Transactions and $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions and $0.2 million of higher investor relations costs.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been a number of changes to the disclosures related to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K/A for the year ended December 31, 2009, resulting from the closing of the Watson Transactions and the elimination of the Company’s debt and interest payments.  (See Note 3 included in "Item 1. Financial Statements.”)

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

Prior to the filing of this Amendment No. 1 and based on their evaluation at September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with the preparation of this Amendment No. 1, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  In making this evaluation, they considered the material weakness related to the classification of warrants discussed below.  Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

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

In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continue on Replens and RepHresh. Bio-Mimetics has sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents. On March 31, 2010, the District Court granted the Company’s summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for the Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics have each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal has now been transferred to the Federal Circuit). The Appellate Court will review the case de novo (i.e., from the beginning) to determine if the District Court properly construed the parties’ contract. We continue to incur defense costs and other expenses in connection with this lawsuit.  Although we have meritorious defenses and intends to defend the case vigorously; if the Appellate Court affirms the judgment of the District Court, the Company would be required to pay approximately $2.2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of our products subject to the contractual conditions.  We have no insurance coverage in this matter.

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

We continue to incur defense costs and other expenses in connection with this lawsuit.  We believe we have meritorious defenses and intends to defend our company vigorously.  A judgment against us could require us to pay approximately $2.2 million in past due royalties and pre-judgment interest, and to resume paying the 2% royalty on future sales of our products subject to the contractual conditions.  We have no insurance coverage in this matter.

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

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

(a)	Exhibits

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Columbia Laboratories, Inc., filed with the Secretary of State of Delaware July 1, 2010. (1)
4.1	Form of Warrant to Purchase Common Stock. (1)
10.1	Second Amended and Restated License and Supply Agreement between Columbia Laboratories (Bermuda) Ltd., and Ares Trading S.A., effective May 19, 2010. (*)
10.2	Securities Purchase Agreement, dated as of August 9, 2010 (2)
10.3	Investor’s Rights Agreement, dated July 1, 2010. (1)
10.4	Watson Supply Agreement, dated July 2, 2010. (1)
10.5	Watson License Agreement, dated July 2, 2010. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 1, 2010

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 9, 2010

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