Form 10-K
period 2010-12-31
COLUMBIA LABORATORIES INC
filed 2011-03-10
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes          ☒ No
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.06, was $61,950,645.
Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 9, 2011 are 83,918,089.
Documents Incorporated By Reference
Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the U.S. Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before March 28, 2011.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2010

The “Company,” “Columbia,” “we,” “our” and “us” as used in this Annual Report on Form 10-K refer to Columbia Laboratories, Inc., a Delaware corporation, and its subsidiaries.

“CRINONE®” and “PROCHIEVE®” are registered trademarks of Watson Pharmaceuticals, Inc. “STRIANT®” is a registered trademark of Columbia Laboratories, Inc. RepHresh®, Replens® and Advantage-S® are registered trademarks of Lil’ Drug Store Products, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

General

We are in the business of developing, manufacturing and selling pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies to treat various medical conditions. Our focus is developing drugs that improve treatment options for women’s health, an area where we have a rich heritage and proven capabilities. Our strategy is to fund development through proof-of-concept, then partner for later-stage clinical trials and commercialization.
To date, we have developed and brought to market five bioadhesive vaginal gel products that provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other gynecologic conditions, all of which we have partnered or sold for commercialization.
In December 2010, we announced positive top-line results from the PREGNANT (PROCHIEVE Extending Gestation A New Therapy) Study, a pivotal Phase III clinical trial of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy. We plan to file a new drug application ("NDA") for this indication with the United States Food and Drug Administration ("FDA") in the second quarter of 2011.
Historically, we received revenues from our pharmaceutical products containing progesterone as an active ingredient, including CRINONE® 8% progesterone gel, PROCHIEVE® 4% progesterone gel and PROCHIEVE 8% progesterone gel (collectively, “Progesterone Products”), that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies, or sold to licensees. The presentation and results for net revenues have changed for Columbia due to the completion of the Watson Transactions (see below) and the sale of the Progesterone Product assets in July 2010 to Watson Pharmaceuticals, Inc. ("Watson") and its effect on revenues. Net Revenues now include:

•
Net Product Revenues (sales of Progesterone Product to wholesalers and specialty pharmacies in the U.S., Watson, Merck Serono S.A. ("Merck Serono") and sales of RePhresh® and Replens® to Lil' Drug Store Products, Inc. (“Lil' Drug Store”) and sales of STRIANT® (testosterone buccal system)

•	Royalty Revenues (primarily royalty revenues from Watson on sales of CRINONE and PROCHIEVE) and

•	Other Revenues, (primarily the amortization of the deferred revenue from the Watson Transactions).
All of the products we have developed and are developing utilize our Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. Our vaginal products adhere to the vaginal epithelium; the buccal products adhere to the mucosal membrane of the gum and cheek. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours, or longer. Both vaginal and buccal BDS products provide sustained and controlled delivery of active drug ingredients. Its extended period of attachment permits use of BDS in products when extended duration of effectiveness is desirable or required.
Watson Transactions and Debt Restructuring

On July 2, 2010, the Company sold to Watson, (i) substantially all of our assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of our Progesterone Products, including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s common stock ("Common Stock"). The Company retains certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono. These transactions are referred to collectively as the “Watson Transactions.”
Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. In addition, Watson will pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones in the investigational preterm birth indication. Watson will also make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT Study, and will be responsible for such other activities as determined by the joint development committee.  The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application up to a maximum of $7 million incurred after January 1, 2010; as of December 31, 2010, the Company had spent $6.3 million. All other development costs incurred in connection with the development collaboration will be paid by Watson.
The parties also entered into various ancillary agreements, including an Investor’s Rights Agreement (pursuant to which Watson designated a member of the Company’s board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares, and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the purchase agreement with Watson, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions, from July 2, 2010, (the date of the closing of the Watson Transactions) until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products. The joint development collaboration is terminable by either party on or after July 2, 2015.
PharmaBio Amendment
On March 5, 2003, the Company and PharmaBio Development, Inc. ("PharmaBio") entered into an agreement (the "STRIANT Agreement") under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the third quarter of 2003 and were subject to aggregate minimum ($30 million) and maximum ($55 million) amounts. Through July 2, 2010 when the final payment to Pharmabio was made, the Company had paid $13.5 million in royalties to PharmaBio under this agreement.
On July 22, 2009, the Company and PharmaBio entered into an amendment to their agreement pursuant to which they agreed that, when the minimum royalty payment was due, the Company could, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock.
On March 3, 2010, the Company entered into an amendment with PharmaBio to the STRIANT Agreement. The PharmaBio Amendment provided for the early termination of the STRIANT Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummated (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.
On July 2, 2010, the Company paid $ 16.2 million to PharmaBio and the STRIANT Agreement was terminated. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the 900,000 warrants granted to Pharmabio on July 22, 2009 was written off. PharmaBio retains the 900,000 warrants to purchase shares of Common Stock at $1.15 per share.
Note Purchase
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Subordinated Notes (the "Notes"). The aggregate purchase price for the Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.

Segments
The Company is currently engaged solely in one business segment -- the development, licensing and sale of pharmaceutical products. In certain foreign countries, these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. See Note 15 to the consolidated financial statements for information on foreign operations.

Operations
We have entered into partnerships to commercialize certain products in the U.S. and abroad. We seek to enter into additional partnerships to commercialize STRIANT in the U.S. and in new countries abroad, and other potential co-development opportunities.
We are substantially dependent on three third-party manufacturers for the products that we sell to marketing partners in the U.S. and around the world and the product we commercialize ourselves in the U.S. Our CRINONE and PROCHIEVE vaginal gel products are manufactured in bulk by Fleet Laboratories Limited, Watford, Herts, United Kingdom (“Fleet”) and filled into overwrapped single-use disposable applicators by Maropack AG, Zell, Switzerland (“Maropack”). Our buccal product, STRIANT, is manufactured for us by Mipharm S.p.A., Milan, Italy (“Mipharm”).
Fleet. Our wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., entered into a supply agreement dated December 8, 2009, with Fleet, our long-standing manufacturer of our progesterone vaginal gel, for delivery in bulk containers. Pursuant to the agreement, Fleet exclusively manufactures and supplies, and we exclusively purchase from Fleet, our requirements of bulk progesterone gel. The price may be adjusted annually on the anniversary date of the agreement to take into account any documented decrease or increase in the cost of raw materials or any other decrease or increase in the cost of manufacturing. The initial term of the agreement is five years, and the agreement automatically renews for additional periods of two years unless either party gives to the other party, not less than six months prior to expiration of the agreement, written notice of its intention not to extend the agreement; provided, however, that upon termination of the agreement, Fleet agrees to perform its obligations under the agreement until the earlier of one year and Columbia’s engagement and qualification of an alternative manufacturer. Payments under the agreement are made in pounds Sterling.
Maropack. Columbia Laboratories (Bermuda) Ltd. entered into an agreement dated Month #, #### with Maropack to fill our bulk progesterone gel into overwrapped single-use disposable applicators. The current term of the agreement is one (1) year with automatic one (1) year renewals. Either party may terminate the agreement on six (6) months prior written notice before the end of any renewal term. Prices are renegotiated annually based on forecast production volumes. Payments under the agreement are made in Swiss francs.
Mipharm. Columbia Laboratories (Bermuda) Ltd. entered into an agreement dated May 7, 2002, with Mipharm to manufacture at least eighty-five percent (85%) of our requirements for STRIANT for sale in the U. S., Europe and Latin America. Pursuant to the agreement, Mipharm built and operates a dedicated suite for the manufacture of hormone products, one-half the cost of which was paid by us. The original term of the agreement was twelve (12) years with automatic three (3) year renewals. Either party may terminate the agreement on twelve (12) months prior written notice before the end of any term. The price of the product may increase based on increases in labor costs in Italy or raw materials. Payments under the agreement are made in Euros.
Lubrizol, Inc. (“Lubrizol”) is the only supplier of medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products. We do not have long-term supply agreement with Lubrizol.
We regularly evaluate the performance of our third-party manufacturers with the objective of confirming their continuing capabilities to meet our needs efficiently and economically. Manufacturing facilities, both foreign and domestic, are subject to inspections by or under the authority of the FDA and by or under the authority of other federal, state, local or foreign authorities. A failure by any of our third-party manufacturers to pass an inspection could adversely affect our ability to continue to supply product to our partners and thus negatively impact our revenues.
We have established a quality assurance program intended to ensure our third-party manufacturers and service providers produce materials and provide services, when applicable, in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and other applicable regulations.
Products

•	CRINONE® 8% (progesterone gel)

◦	Sold to Watson for resale in the U.S.

◦	Sold to Merck Serono for resale outside the U.S.

•	CRINONE® 4% (progesterone gel)

◦	Sold to Watson for resale in the U.S.

•	STRIANT® (testosterone buccal system)

◦	Sold by the Company in the U.S.

◦	Sold to The Urology Company for resale in the U.K.

In 2008, 2009 and the first half of 2010, we also marketed and sold CRINONE/PROCHIEVE 8% (progesterone gel) in the U.S. With the closing of the Watson Transactions on July 2, 2010, Watson has sales and marketing responsibility for these products in the U.S. Watson discontinued distribution of PROCHIEVE for infertility and amenorrhea in the third quarter of 2010. Columbia receives royalty payments on quarterly net product sales of CRINONE and PROCHIEVE made by Watson.
In 2009 and the first half of 2010, we also sold PROCHIEVE 4% (progesterone gel) to Ascend Therapeutics, Inc., ("Ascend") for resale in the U.S. With the closing of the Watson Transactions, this product is now marketed and sold in the U.S. by Watson as CRINONE 4%. Columbia receives royalty payments on quarterly net product sales of CRINONE and     PROCHIEVE made by Watson.
In 2009 and 2010, we also sold Replens® Vaginal Moisturizer and RepHresh®  Vaginal Gel to Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) for resale pursuant to a supply agreement that expired on October 31, 2009, although we continued to supply Lil’ Drug Store periodically throughout 2010.
Progesterone Products: CRINONE and PROCHIEVE
Progesterone is a hormone manufactured by a woman’s ovaries in the second half of the menstrual cycle and by the placenta during pregnancy. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.
CRINONE is a sustained release gel that delivers natural progesterone vaginally. CRINONE utilizes the Company’s patented BDS, which enables the progesterone to achieve a preferential uptake of drug from the vagina to the uterus, or a “First Uterine Pass Effect™.” It is the first product designed and FDA approved to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of metabolites seen with orally-delivered synthetic progestins. The product is available in both 4% and 8% concentrations, and in the U.S. is also known under the trade name PROCHIEVE.
CRINONE 8% (progesterone gel) was approved in the U.S. in 1997 for progesterone supplementation or replacement as part of an Assisted Reproductive Technology (“ART”) treatment for infertile women with progesterone deficiency. CRINONE in both the 8% and 4% concentrations is approved in the U.S. for the treatment of secondary amenorrhea (loss of menstrual period). Outside the U.S., CRINONE has been approved for marketing for one or more medical indications in over 60 countries. The medical indications include: progesterone supplementation or replacement as part of an ART treatment for infertile women; the treatment of secondary amenorrhea; the prevention of hyperplasia in post-menopausal women receiving hormone replacement therapy (“HRT”); the reduction of symptoms of premenstrual syndrome (“PMS”); menstrual irregularities; dysmenorrhea; and dysfunctional uterine bleeding.
CRINONE is sold outside the U.S. by Merck Serono under a worldwide (excluding the U.S.) license from the Company. With the closing of the Watson Transactions on July 2, 2010, Watson has sales and marketing responsibility for CRINONE and PROCHIEVE in the U.S. Watson discontinued distribution of PROCHIEVE for infertility and amenorrhea in the third quarter of 2010.
In 2007, we reported data from a clinical trial of PROCHIEVE 8% in pregnant women with a history of a prior preterm birth (the "300 Study"). In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit from administering vaginal progesterone to that patient population. However, a secondary analysis of the data from the 300 Study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix at mid-pregnancy. This secondary analysis was conducted on a subset of patients with a short cervix at mid-pregnancy from the 300 Study. These data were published in the journal Ultrasound in Obstetrics & Gynecology in 2007 in an article entitled Vaginal Progesterone is Associated with a Decrease in Risk for Early Preterm Birth and Improved Neonatal Outcome in Women with a Short Cervix: a Secondary Analysis from a Randomized, Double-blind, Placebo-controlled Trial. (DeFranco EA, O’Brien JM, Adair CD, et al., Ultrasound Obstet Gynecol 2007;30:697-705).
Based on those positive data and our discussions with the U.S. Food and Drug Administration (“FDA”), we designed a pivotal Phase III clinical trial to confirm these data in a larger trial. We named this the PREGNANT (PR OCHIEVE E xtending G estatio N  A  N ew T herapy) study. The PREGNANT study was a randomized, double-blind, placebo-controlled Phase III clinical trial designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial is a reduction in preterm births at less than or equal to 32 6/7 weeks gestation versus placebo.
In October 2008, we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the National Institutes of Health (NIH), under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. All clinical data, whether generated by NIH sites or our sites, was collected centrally and the results are available to us for regulatory filings. We believe that, if approved for this new indication, the participation of the NIH will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth.
In December 2010, we reported positive top-line data from the completed, 465-patient PREGNANT Study. In that clinical trial, the administration of PROCHIEVE 8% was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. There was also evidence of improvement in infant outcome. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was comparable to placebo, which was as expected given the product’s documented safety history. Further details of the study will be available at the time of publication in the biomedical literature after peer-review.
We expect to file an NDA for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy in the second quarter of 2011. It is expected Watson will re-launch PROCHIEVE 8%, if approved by the FDA for use in this potential new indication.
In September 2007, we licensed PROCHIEVE 4% (which is marketed only in the U.S.) to Ascend to market this product effective January 1, 2008, under a five year license and supply agreement. On January 21, 2010, Ascend notified us that it was terminating the license and supply agreement as of July 23, 2010, pursuant to the terms of the agreement. With the closing of the Watson Transactions, pursuant to which Watson has sales and marketing responsibility for CRINONE and PROCHIEVE in the U.S., Watson discontinued distribution of PROCHIEVE 4% for in the third quarter of 2010 and has reintroduced CRINONE 4% in the U.S. Merck Serono suspended any promotional support for CRINONE 4% outside the U.S. but maintains the foreign marketing rights.
The most common side effects of CRINONE 8%/PROCHIEVE 8% are breast enlargement, constipation, somnolence, nausea, headache, and perineal pain. The most common side effects of CRINONE 4% when used in combination with estrogen include cramps, fatigue, depression, emotional lability, sleep disorder, and headache. CRINONE is contraindicated in the U.S. in patients with active thrombophlebitis or thromboembolic disorders, or a history of hormone-associated thrombophlebitis or thromboembolic disorders, missed abortion, undiagnosed vaginal bleeding, liver dysfunction or disease, and known or suspected malignancy of the breast or genital organs.
Other Vaginal Gel Women’s Products
Replens Vaginal Moisturizer. Replens is a vaginal gel product indicated for replenishment of vaginal moisture on a sustained basis and to relieve the discomfort associated with vaginal dryness. Replens was the first product developed utilizing the BDS. In May 2000, the Company sold the U.S. rights for Replens to Lil’ Drug Store, pursuant to an agreement under which the Company received royalties of 10% of sales of Replens in the U.S. until October 2005. On June 29, 2004, the Company sold the remaining worldwide marketing rights for Replens to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a promotion agreement that expired at the end of 2006 and a five year supply agreement for Lil’ Drug Store’s requirements for Replens in non-U.S. markets that expired on October 31, 2009. See “Item 1. Business - Licensing and Development Agreements.”
RepHresh Vaginal Gel. RepHresh Vaginal Gel is a feminine hygiene product that can eliminate vaginal odor. On June 29, 2004, the Company sold the worldwide marketing rights to the product to Lil’ Drug Store and executed two related agreements with Lil’ Drug Store: a promotion agreement that expired at the end of 2006 and a five year supply agreement that expired on October 31, 2009. See “Item 1. Business - Licensing and Development Agreements.”

Products Outside of the Women’s Health Market
STRIANT® (testosterone buccal system). STRIANT is approved in the U.S. and two European countries for treatment of hypogonadism in men, but is currently marketed only in the U.S. and the United Kingdom. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. The purpose of testosterone replacement therapy is to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects 38.7% of men aged 45 years or older in the U.S., approximately one million of whom currently receive treatment. The treatment for hypogonadism is to replace testosterone through one of many available delivery systems including transdermal patches, topical gels, injectable formulations of testosterone, and the STRIANT buccal system.
STRIANT utilizes the BDS to achieve controlled and sustained delivery of testosterone via the buccal cavity - the small depression in the mouth where the gum meets the upper lip above the incisor teeth. The product, which has the appearance of a small monoconvex tablet, rapidly adheres to the buccal mucosa. STRIANT is absorbed into the bloodstream and delivers testosterone directly into the superior vena cava (major blood vessel), bypassing the gastrointestinal system and liver. In clinical trials, STRIANT produced circulating testosterone concentrations in hypogonadal males approximating physiologic levels seen in healthy young men.
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
We sell STRIANT in the U.S. where STRIANT sales constituted less than 1% of the market for testosterone replacement products in 2010. We dissolved our marketing and sales organization in the second half of 2010 following the transfer of our progesterone assets to Watson, and are not undertaking activities beyond those that we believe are required to maintain current U.S. sales of STRIANT.
In October 2002, the Company and Ardana plc (then Ardana Biosciences, Ltd., “Ardana”) entered into a license and supply agreement under which Ardana licensed and sold STRIANT in several European countries (excluding Italy). See “Item 1. Business - Licensing and Development Agreements.” In July 2008, we terminated the license and supply agreement with Ardana. Prior to termination, Ardana had marketed and sold STRIANT in the United Kingdom itself, and sold STRIANT in Ireland, Germany, Sweden, Finland, Norway, Denmark, and the Netherlands through other distributors. Distribution in Europe was discontinued in 2008 and the marketing authorization in the United Kingdom was transferred to our subsidiary, Columbia Laboratories (UK) Ltd. In late 2009, we entered into an agreement with The Urology Company, Ltd to return the product to the market in the United Kingdom, but revenues are not expected to be material.
In May 2003, the Company and Mipharm entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Item 1. Business - Licensing and Development Agreements.” Mipharm launched STRIANT into the Italian market in November 2007. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A. , which discontinued marketing the product in 2010 due to low sales volumes.
Advanced Formula Legatrin PM. In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil’ Drug Store, which pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015. See “Item 1. Business - Licensing and Development Agreements."
Research and Development
The Company spent $8.6 million in 2010, $8.6 million in 2009 and $6.2 million in 2008 on research and development activities. These expenditures were primarily costs associated with the Company’s clinical study of PROCHIEVE 8% (progesterone gel) for the prevention of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound. The expenditures in 2009 also included some small residual costs associated with the development of a vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.
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
Following the completion of all three phases of clinical trials, the Company and its development partner, if any, analyze all of the data and file a New Drug Application (“NDA”) with the FDA if the data successfully demonstrate both safety and effectiveness. The NDA contains all of the scientific information that the Company has gathered. NDAs typically run thousands of pages. If the FDA approves the NDA, the new product becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies after approval (Phase IV studies) to evaluate long-term effects of the drug. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. The development, clinical testing and filing of an application to the respective regulatory agencies of those countries where the drug is intended to be approved for marketing and sales can cost millions of dollars.
PROCHIEVE 8% in Preventing Preterm Birth. In February 2007, we reported the results of our Phase III multi-center, randomized, double-blind, placebo-controlled, clinical trial designed to assess the efficacy, safety and tolerability of PROCHIEVE 8% in reducing the risk of preterm birth in pregnant women with a previous preterm birth before 35 weeks gestation ("the 300 Study"). The study did not achieve a statistically significant reduction in the incidence of preterm birth at week 32 6/7, the primary endpoint in the study. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was similar to placebo.
In April 2007, we reported that evaluation of a secondary endpoint of the 300 Study revealed a possible effect of PROCHIEVE 8% in delaying cervical shortening. Although an effect on cervical length was not the primary focus of this trial, pursuant to the study protocol, cervical length measurements were performed on all women at baseline (at approximately 20 weeks gestation) and at 28 weeks gestation. Data from the study show a statistically significant delay in cervical shortening in patients treated with PROCHIEVE 8%, and suggest a correlation between the cervical length data, PROCHIEVE 8% administration, and both a reduction in the likelihood of preterm birth and an improvement in infant outcomes.
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
On the basis of these analyses and discussions with the FDA, we designed the PREGNANT study, a randomized, double-

blind, placebo-controlled Phase III clinical trial designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of the PREGNANT clinical trial is a reduction in preterm births at less than or equal to 32 6/7 weeks gestation versus placebo.
In October 2008, we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the National Institutes of Health (NIH) under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. All clinical data, whether generated by NIH sites or our sites, was collected centrally and the results are available to us for regulatory filings. We believe that, if approved by the FDA for this potential new indication, the participation of the NIH will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth.
In December 2010, we reported positive top-line data from the completed, 465-patient PREGNANT Study. In that clinical trial, the administration of PROCHIEVE 8% was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. There was also evidence of improvement in infant outcome. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was comparable to placebo, which was as expected given the product’s documented safety history. Further details of the study will be available at the time of publication in the biomedical literature after peer-review.
Watson Development Collaboration. Pursuant to our agreement with Watson, we collaborate with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. Columbia is responsible for completion of the PREGNANT study and such other activities as determined by the joint development committee. We are responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related new drug application up to a maximum amount of $7 million from January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson. Through December 31, 2010 we had incurred $6.3 million of PREGNANT Study development costs.
PROCHIEVE 4% for the Prevention of Endometrial Hyperplasia. In 2004, a third party study was initiated to evaluate the long-term effects of hormone replacement therapy ("HRT") in menopausal women. The study investigators selected PROCHIEVE 4% as the active progesterone to be administered to all menopausal women with an intact uterus who receive estrogen to prevent them from developing endometrial hyperplasia. We supplied PROCHIEVE 4% for this trial until the close of the Watson Transactions in July 2010, after which Watson assumed responsibility for the trial.
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
Testosterone Progressive Hydration Vaginal Tablet. In October 2000, the Company completed a Phase I trial of its testosterone progressive hydration vaginal tablet for women. The study demonstrated that testosterone could be delivered vaginally over a period of days. We are not currently investing further in this drug candidate. We may consider further investment at a later date.
Vaginally Administered Peroxide (COL-2401). The Company is conducting pre-clinical development activities for a vaginally-administered peroxide product for treating or preventing vaginal infections. The product candidate is being investigated to determine the benefit of releasing and maintaining a very low concentration of peroxide over an extended period of time, in order to provide the benefits of oxygen release without adversely affecting normally-desired local vaginal flora.
Collaboration Agreements
Watson Pharmaceuticals, Inc.
On March 3, 2010, the Company and Watson entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Watson (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”)

of the Company's Common Stock. After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono (See Note 5).
The Company's stockholders' approved the Watson Transactions on July 1, 2010 and the Watson Transactions closed on July 2, 2010. At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, Watson paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Watson also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Watson have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010; as of December 31, 2010, the Company has spent $6.3 million. All other development costs incurred in connection with the development collaboration will be paid by Watson.
The parties also entered into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Watson has the right to designate a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions on July 2, 2010.
Merck Serono S.A.
In May 1995, the Company entered into a license and supply agreement with American Home Products Corporation, for its Wyeth-Ayerst Laboratories division ("Wyeth") to market CRINONE worldwide. The Company agreed to supply CRINONE at a price equal to 30% of Wyeth’s net selling price. In July 1999, Wyeth assigned the license and supply agreement to Serono (now Merck Serono).
In December 2006, the Company purchased from Merck Serono the full U.S. marketing rights for CRINONE. In July 2010, the Company sold U.S. marketing rights to CRINONE and PROCHIEVE to Watson. Merck Serono retains the marketing rights to CRINONE for the rest of the world.
CRINONE is sold outside the U.S. by Merck Serono. Effective May 19, 2010, the Company's wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., renewed its license and supply agreement with Ares Trading, S.A., an affiliate of Merck Serono under which Merck Serono is granted an exclusive license to our CRINONE outside the United States. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Also, with the 2010 renewal, the Company agreed to assign its CRINONE trademark registrations outside the United States to Merck Serono. The Company owns and remains responsible for all proceedings relating to the patents on the product outside the United States, which patents will expire in September 2014.
Under the agreement, the Company is the exclusive supplier of CRINONE to Merck Serono. There is a forecasting and ordering procedure under which Merck Serono must provide the Company with a rolling 18-month forecast of Merck Serono's requirements of product for each country in which the product is marketed. The first four months of each forecast are firm orders. The Company is required to supply to Merck Serono all of its requirements of the product before supplying the requirements of Watson.
The purchase price to Merck Serono for CRINONE is determined on a country-by-country basis and is the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) Columbia's direct manufacturing cost plus 20%. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units. The Company supplies promotional samples at the Company's direct manufacturing cost. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck Serono may elect to retain a license to the product and be entitled to manufacture the product. In such event, Merck Serono is obligated to pay the Company royalties, on a country-by-country basis, of fifteen percent (15%) of net sales, which royalty rate is reduced to seven percent (7%) of net sales if the licensed patents in such country have expired or a third-party vaginally-administered progesterone product approved in such country captures fifteen percent (15%) or more of the sales of the product in such country until May 21, 2015, and thereafter a royalty of two percent (2%) of net sales in such country until May 21, 2020. Thereafter, Merck Serono will have an irrevocable fully paid up license to the product in such country.
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
Mipharm S.p.A.
In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $0.4 million that was paid in 2003. We received a payment of $0.1 million, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $0.2 million, less VAT withholding, in 2007 on marketing authorization received by Mipharm in Italy. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. In 2007, Mipharm launched sales of STRIANT in Italy. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A., who discontinued marketing the product in 2010 due to low sales volumes. Sandoz and the Company terminated the agreement in November 2010.
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
Lil’ Drug Store Products, Inc.
In June 2004, the Company and Lil’ Drug Store entered into an asset purchase agreement, a five year supply agreement, and a 2½ year promotion agreement. Under the agreements, Lil’ Drug Store acquired the Company’s over-the-counter women’s healthcare products, RepHresh Vaginal Gel and Advantage-S Bioadhesive Contraceptive Gel, and foreign marketing rights for Replens Vaginal Moisturizer. The Company sold the U.S. marketing rights for Replens to Lil’ Drug Store in May 2000. Under the terms of the asset purchase agreement, Lil’ Drug Store also purchased the U.S. inventory of RepHresh and Advantage-S from the Company. The production and sale of Advantage-S was discontinued during 2006. The promotion agreement expired at the end of 2006. The Company supplied RepHresh and foreign requirements for Replens under the supply agreement until it expired on October 31, 2009, although we continued to supply Lil’ Drug Store periodically throughout 2010.
.In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil’ Drug Store. Lil’ Drug Store pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015.
Ascend Therapeutics, Inc.
In September 2007, the Company and Ascend entered into a five year license and supply agreement for the Company’s PROCHIEVE 4% progesterone gel, pursuant to which Ascend was responsible for marketing and sales of PROCHIEVE 4% in the U.S. Ascend purchased product from the Company at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increased over the life of the agreement. On January 21, 2010, Ascend notified us that it was terminating the license and supply agreement pursuant to the terms of the agreement. With the closing of the Watson Transactions, the 4% progesterone gel product is now marketed and sold as CRINONE 4% in the U.S. by Watson.
Financing Agreements
On July 31, 2002, PharmaBio Development, an affiliate of Quintiles Transnational Corp., agreed to pay $4.5 million in four equal quarterly installments commencing third quarter 2002 for the right to receive a 5% royalty on net sales of the Company’s women’s healthcare products in the U.S. for five years, beginning in the first quarter of 2003. The royalty payments were subject to an aggregate minimum ($8 million) and maximum ($12 million) amounts. Because the minimum amount exceeded $4.5 million, the Company recorded the amounts received as liabilities. The excess of the minimum ($8 million) paid by the Company over the $4.5 million received by the Company was recognized as interest expense over the five-year term of the agreement, assuming an interest rate of 17%. The final payment under this agreement was made in February 2008.
Patents, Trademarks and Proprietary Information
 We actively seek protection for our products and technology by means of U.S. and foreign patents, trademarks, and copyrights, as appropriate. The following table sets forth U.S. patents granted to the Company since 2002.

Year Granted	Nature of Patent
2011	Progesterone for the treatment or prevention of spontaneous pre-term birth*

2010	Low concentration of peroxide for treating or preventing vaginal infections.

2006	Bioadhesive progressive hydration tablets using desmopressin or prostaglandin E2 as the active ingredient.

2004	Compositions and methods for safely preventing or treating premature labor using a beta-adrenergic agonist, such as terbutaline.

2004	Methods of safely treating endometriosis or infertility, and for improving fertility, using a beta-adrenergic agonist.

2003	Use of progestin therapy for maintaining amenorrhea.

2003	Bioadhesive progressive hydration tablet.

2002	Use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.
* Progesterone-specific patents were transferred to Watson following the close of the Watson Transactions in July 2010. Columbia receives royalties from Watson on quarterly net sales of these products covered by these patents.

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
The following table sets forth the expiration dates of the principal U.S. patents for the marketed BDS products and current development projects.

Subject of patent	Year of Expiration	Product or Project
Progesterone to prevent or treat preterm birth*	2028	PROCHIEVE 8%
Low concentration of peroxide for treating or preventing vaginal infections.	2023	COL-2401
Progressive hydration tablets	2019	COL-1777 — STRIANT —
First Uterine Pass Effect™	2018	COL-1077 — COL-1777 —
Progesterone delivery*	2013	CRINONE /PROCHIEVE
* Progesterone-specific patents were transferred to Watson in conjunction with the closing of the Watson Transactions in July 2010. Columbia receives royalties from Watson on quarterly net sales of those progesterone-based products covered by these patents.

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
Watson owns registrations of “CRINONE” and “PROCHIEVE” in the U.S.
The Company owns registrations of “STRIANT” and “STRIANT SR” as trademarks in several countries throughout the world, including the U.S. and United Kingdom where it is marketed. There can be no assurance that such trademarks will afford the Company adequate protection or that the Company will have the financial resources to enforce its rights under such trademarks.
The Company also relies on confidentiality and nondisclosure agreements to protect its intellectual property. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Sales of Products

Product revenues consist of the BDS “Progesterone Products” that we sell to Watson and Merck Serono for resale. We supplement the Progesterone Products revenues by selling other products that use our BDS, which we refer to as “Other Products.”

Products

Progesterone Products	®	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.
	®	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.
	®	CRINONE® 8% sold to Merck Serono for resale outside the U.S.
	®	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.
	®	PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010

Other Products	®	STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S.
	®	STRIANT® sold to The Urology Company, Ltd. for resale in the U.K.

In 2009 and 2010, we also sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store  for resale pursuant to a supply agreement that expired on October 31, 2009, although we continued to supply Lil’ Drug Store periodically throughout 2010.
Prior to establishing our own sales force in 2002, we generally out-licensed marketing rights to our products. In October 2002, our sales force began to call on obstetricians and gynecologists to encourage prescriptions for PROCHIEVE 8%. The sales force began sales efforts for PROCHIEVE 4% in April 2003, and in September 2003 began to call on endocrinologists, urologists and certain primary healthcare doctors to encourage prescriptions for STRIANT. On December 22, 2006, the Company acquired the U.S. marketing rights to CRINONE and added reproductive endocrinologists to its infertility physician targets. Upon closing of the Watson Transactions in July 2010, the Company sold U.S. marketing rights to CRINONE and PROCHIEVE to Watson and transferred to Watson or otherwise dissolved its sales and marketing organization.
Success of Marketing Efforts
While we rely primarily on our partners, Watson and Merck Serono, their success and ours is dependent on market acceptance of our products by physicians, healthcare payors, patients, and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

•	Perceived efficacy of our products;

•	Convenience and ease of administration;

•	Prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	Availability of alternative treatments;

•	Cost effectiveness;

•	The pricing of our products; and

•	Our ability to obtain third party coverage or reimbursement for our products.

Even though we have received regulatory approval for CRINONE/PROCHIEVE and STRIANT, and even if we receive regulatory approval and satisfy the above criteria for any of our other investigational indications and product candidates, physicians may not prescribe our products. We sell STRIANT on our own behalf in the U.S. We have entered into agreements with other companies for the distribution and marketing of CRINONE and PROCHIEVE in the U.S., and CRINONE and STRIANT in certain countries outside the U.S. Factors that could affect our success and that of our partners in marketing our products include:
 The effectiveness of our production and distribution capabilities;

•	The successful marketing of our products by our distribution and marketing partners;

•	The success of competing products; and

•	The availability and extent of reimbursement from third party payors.

If any of the BDS products or product candidates fail to achieve market acceptance, we or our marketing partners may be unable to sell the products successfully, which would limit our ability to generate revenue and could harm our business.
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
CRINONE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections, by pharmacy-compounded vaginal suppositories, with Prometrium® (oral micronized progesterone) marketed by Solvay Pharmaceuticals, Inc. (“Solvay”), and Endometrin® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc. (“Ferring”). CRINONE and Endometrin are the only progestin products approved by FDA for use in infertility or for use in pregnant women. Endometrin was approved by the FDA in June 2007.
STRIANT competes against other testosterone products that can be delivered by injection, transdermal patch and transdermal gel. Some of the more successful testosterone products include AndroGel® (testosterone gel) marketed by Solvay, Testim® (testosterone gel) marketed by Auxilium Pharmaceuticals, Inc. (“Auxilium”), and Androderm® (testosterone transdermal system) marketed by Watson. Competition is based primarily on delivery method. Transdermal testosterone gels currently have the largest market share and transdermal testosterone patches have the next largest market share, followed by injectable products. STRIANT is priced comparably to the gels and patches.
In the second quarter of 2011, we intend to file an NDA for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix. If approved, PROCHIEVE 8% may face competition from other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections, by pharmacy-compounded vaginal suppositories, and possibly from Makena® (hydroxyprogesterone caproate injection), which was approved in February 2011 to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth and will be marketed by K-V Pharmaceutical Company ("K-V").
Customers
Our customers include trade customers, such as drug wholesalers, specialty pharmacies, and chain drug stores, and our marketing partners. Our practice, in the case of our trade customers, is to ship our products promptly upon receipt of purchase orders from customers; consequently, we have no backlog orders. In the case of our marketing partners, firm purchase orders are received by the Company ninety to one hundred twenty days in advance of the expected shipping date.

Revenue by Product
The following table sets forth the percentage of the Company's consolidated net revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2010	2009	2008
CRINONE®	47%	69%	59%
Watson Transaction Revenue Recognition and Royalties	40%	—%	—%
RepHresh®	4%	10%	9%
Replens®	4%	10%	8%
STRIANT®	3%	5%	6%
PROCHIEVE®	2%	5%	7%
Other	—%	1%	11%
Total	100%	100%	100%

The following table presents information about Columbia’s net revenues, including product sales, royalty and license revenue, by customer for each of the three years ended December 31:

(in millions)	2010	2009	2008
Watson	$20.1	$—	$—
Merck Serono	10.4	8.6	9.2
Lil' Drug Store Products, Inc.	3.8	6.6	6.2
Cardinal Healthcare	3.7	5.7	5.6
McKesson	3.1	4.6	5.0
All others (none over 5%)	4.6	6.7	10.2
Total	$45.7	$32.2	$36.2

The net revenues from Watson above includes product sales, royalties on sales by Watson and the amortization of the deferred revenues from the sales of the CRINONE assets to Watson.
The following table sets forth the Company's consolidated net revenues, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:
Sales by Geographic Area

(in millions)	2010	2009	2008
United States	$33.3	$20.0	$18.0
Switzerland	10.4	8.6	9.2
Other European Countries	2.0	3.6	9.0
Subtotal International	12.4	12.2	18.2
Total	$45.7	$32.2	$36.2

Employees
As of March 2 , 2011, the Company had 22 employees: 3 executive officers, 3 in production, 5 in research and development and 11 in support functions. We also use consultants as necessary to support key functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.
The Company has employment agreements with three employees: Mr. Condella, president and chief executive officer, Mr. McGrane, senior vice president, general counsel and secretary, and Mr. Gyenes, senior vice president, chief financial officer and treasurer. The Board of Directors of the Company has adopted an Incentive Plan, an Indemnification Agreement for Officers and Directors, and an Executive Change of Control Severance Agreement for Officers. On March 11, 2009, the Company entered into an amended and restated employment agreement and new Executive Change in Control Severance Agreement with Mr. McGrane, to effect certain technical changes required to comply with Internal Revenue Code 409A and the regulations thereunder. On July 15, 2009, and December 11, 2009, the Company entered into agreements with Messrs. Gyenes and Condella, respectively. On May 4, 2010, the Company entered into an amended and restated employment agreement with Mr. Condella upon his appointment as president and chief executive officer of the Company. On March 1, 2011, the Company entered into a further amendment to Mr. Condella's agreement.
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

Item 1A. Risk Factors

Our Phase III PREGNANT Study to reduce the incidence of preterm birth may not result in FDA approval of PROCHIEVE 8% in the new pre-term birth indication.
Our lead research and development opportunity is the PREGNANT Study. This randomized, double-blind, placebo-controlled clinical trial evaluated the effect of PROCHIEVE 8% on reducing the risk of preterm birth in women with a cervical length between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint was a reduction in the incidence of preterm birth at less than or equal to 32 6/7 weeks gestation vs. placebo. Enrollment in the study was completed in June 2010, and we reported positive top line study results in December 2010. However, the study may ultimately provide insufficient safety or efficacy data to meet FDA requirements for approval of PROCHIEVE 8% in the new preterm birth indication. In such event, a substantial portion of the contingent payments under the Watson Transactions would not be paid.
Our business is heavily dependent on the continued sale of Progesterone Products to Merck Serono and Watson.
Our operating results are heavily dependent on the product revenues and royalties derived from the sales of Progesterone Products to Watson for sale in the U.S and the sale of CRINONE 8% to Merck Serono for sale outside the U.S. Revenues from sales to and royalties received from Watson in 2010 constituted approximately 45% of our total net revenues. Revenues from the sales to Merck Serono in 2010 constituted approximately 22% of our total net revenues. We do not control the amount and timing of marketing resources that Watson or Merck Serono devote to our product. The failure of Watson or Merck Serono to effectively market our products could have a material adverse effect on our business, financial condition and results of operations. Our license and supply agreement with Merck Serono expires on May 19, 2015. Our supply agreement with Watson also expires on May 19, 2015, but Watson's obligation to pay us royalties on product sales continues until the latest of patent expiration, regulatory exclusivity expiration, or July 2, 2020.
The price of our Common Stock has been and may continue to be volatile.
Historically, the market price of our Common Stock has fluctuated over a wide range. Between 2008 and 2009, our Common Stock traded in a range from $.92 to $5.25 per share. In 2010, our Common Stock traded in a range from $0.88 to $2.43 per share. It is likely that the price of our common Stock will continue to fluctuate. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.
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
Our Common Stock is listed on the NASDAQ Global Market. The NASDAQ Global Market requires us to continue to meet certain listing standards. During 2010, the closing price of our Common Stock on the NASDAQ Global Market ranged from $0.88 to $2.43. On December 9, 2009, we received a letter from the NASDAQ Global Market indicating that for 30 consecutive business days our Common Stock did not maintain a minimum closing bid price of $1.00 or the Minimum Bid Price Requirement per share as required by NASDAQ Listing Rule 5450(a)(1). On January 13, 2010, we received a notice from the NASDAQ Global Market indicating that we had regained compliance with the Minimum Bid Price Requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). The notice stated that the closing bid price of our Common Stock had been at or above the required minimum $1.00 per share for the previous 10 consecutive business days. While we are currently in compliance with the NASDAQ Global Market continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet the NASDAQ Global Market’s continued listing standards, we will be notified by the NASDAQ Global Market and we will be required to take corrective action to meet the continued listing standards; otherwise our Common Stock will be delisted from the NASDAQ Global Market. A delisting of our Common Stock on the NASDAQ Global Market would reduce the liquidity and market price of our Common Stock and the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
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
In addition, developing product candidates is very expensive and could continue to have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	Our ability to raise any additional funds, if needed, to complete our trials;

•	The number and outcome of clinical trials conducted by us and/or our collaborators;

•	The number of products we may have in clinical development;

•	In licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	Future levels of our revenue.
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
Bio-Mimetics, Inc. ("Bio-Mimetics") held the patent upon which our original BDS, was based and which we purchased from them. Bio-Mimetics’ patent contained broad claims covering controlled release products that include a bioadhesive. However, this U.S. patent and its corresponding foreign patents expired in November 2003. Based upon the expiration of the original Bio-Mimetics patent, other parties will be permitted to make, use or sell products covered by the claims of the Bio-Mimetics patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of formulating and delivering therapeutic compounds using the BDS. We cannot assure you that any of these patents will enable us to prevent infringement, or that our competitors will not develop alternative methods of delivering compounds, potentially resulting in competitive products outside the protection that may be afforded by our patents. Other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.
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
Our progesterone delivery patent for CRINONE and PROCHIEVE expires in 2013 in the U.S. and in 2014 outside the U.S.
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
We hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Australia, Canada, Germany, Ireland, Italy, Russia, and the United Kingdom, which patents expire in May 2014. We do not hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Brazil, China, South Korea, Taiwan, and Turkey. Merck Serono holds marketing authorizations for CRINONE in approximately 63 countries outside the United States.
We are subject to government regulation, which could affect our ability or our partners' ability to sell products.
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
We are dependent on single-source third-party suppliers of raw materials for our products, the loss of whom could impair our ability to manufacture and sell our products.
Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products is currently available from only one supplier, Lubrizol, Inc. ("Lubrizol"). We believe that Lubrizol will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms or at all, which would impair our ability to manufacture and sell our products. While we purchase polycarbophil from Lubrizol, Inc. from time to time, we do not have an agreement with them concerning future purchases. The Company's policy is to have in inventory at least a 12 month supply of polycarbophil.
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
As of December 31, 2010, we had certain net operating loss carryforwards of approximately $160 million that may be used to reduce our future U.S. federal income tax liabilities. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.
On November 29, 2010, we amended and restated our Rights Agreement, dated as of March 13, 2002, as amended (the "Rights Plan"). The Rights Plan is intended to preserve the value of our net operating loss carryforwards by reducing the likelihood that we will experience an ownership change by discouraging (i) any person (together with such person's affiliates and associates), without the approval of our board of directors from acquiring 4.99% or more of our outstanding voting stock (as defined in the Rights Plan) and (ii) any person that currently beneficially owns 4.99% or more of the outstanding voting stock from acquiring more shares of our voting stock, other than by exercise or conversion of currently existing warrants, convertible securities or other equity-linked securities. There is no guarantee that the Rights Plan will prevent an ownership change within the meaning of Section 382(g) of the Internal Revenue Code and therefore, no guarantee that the value of our net operating loss carryforwards will be preserved.
Sales of large amounts of our Common Stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect rights of Common Stockholders.
As of March 9, 2011, we had 83,918,809 shares of Common Stock outstanding, of which 72,038,172 shares were freely tradable. As of that date, approximately 11,880,637 shares of our Common Stock were held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, warrants, and options. If all of these securities are exercised or converted, an additional 25,718,785 shares of our Common Stock will be outstanding, all of which are available for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.
In March 2002, our Board of Directors authorized shares of series D junior participating preferred stock in connection with its adoption of a stockholder rights plan (as discussed above, this plan was amended and restated on November 29, 2010), under which we issued rights to purchase series D convertible preferred stock to holders of our Common Stock. Upon certain triggering events, such rights become exercisable to purchase shares of our Common Stock (or, in the discretion of our Board of Directors, series D convertible preferred stock) at a price substantially discounted from the then current market price of our Common Stock.
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
We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our Common Stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.
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
We are a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has adopted a stockholder rights plan (as discussed above, this plan was amended and restated on November 29, 2010) and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law, our stockholder rights plan, and our ability to issue additional series of preferred stock, could impede a merger, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer for our Common Stock. This could reduce the market value of our Common Stock if investors view these factors as preventing stockholders from receiving a premium for their shares.
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
As described in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 28, 2010, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to October 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as liabilities instead of equity. Given this material weakness with regard to warrants, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.
We have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting including additional training in appropriate accounting topics to those charged with financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we have enhanced these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards, including better access to accounting literature, research materials and documents; and increased communication among our legal and finance personnel and third party professionals with whom we consult regarding complex accounting applications.
Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.  If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities.  In either case, there could result a material adverse effect on our business.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  We can give no assurance that the measures we have taken and plan to take in the future will be adequate or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2010, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	9,450	October, 2013	$220,303
Paris, France	European logistics office	150	3 months notice	$18,239

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
In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on Replens and RepHresh. Bio-Mimetics sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents.  On March 31, 2010, the District Court granted the Company's summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal was transferred to the Federal Circuit). The Company recorded a reserve for $2.2 million in selling and distribution expenses in the quarter ended September 30, 2010, to account for a probable decision against the Company. On December 3, 2010, the Company and Bio-Mimetics executed a settlement agreement under which all litigation was dismissed with prejudice, the prior agreements between the parties were terminated, and the Company paid Bio-Mimetics $1.8 million.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol CBRX. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$1.74	$1.09
Second Quarter	1.70	1.05
Third Quarter	1.59	1.08
Fourth Quarter	1.51	0.65
Fiscal Year Ended December 31, 2010
First Quarter	$1.44	$0.93
Second Quarter	1.30	0.96
Third Quarter	1.13	0.88
Fourth Quarter	2.43	1.07

At March 4, 2011, there were approximately 300 shareholders of record of the Company’s Common Stock, one shareholder of record of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), 3 shareholders of record of the Company’s contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) and 5 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 4,600 beneficial owners of its Common Stock on such date.
The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice, not to exceed 2,352,361 shares as of December 31, 2010. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond the control of the Company such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.
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
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the issuance and sale of Notes. The Notes bore interest at a rate of 8% per annum and were to mature on December 31, 2011. They are convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33 million, purchase Serono’s current inventory of that product, and pay other costs related to the transaction. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that was amortized over the remaining term of the license; amortization on these rights ceased with the closing of the Watson Transactions. The balance of approximately $3.7 million was used for general corporate purposes.
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Notes. The aggregate purchase price for the Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
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
On January 6, 2009, the Company raised approximately $0.75 million in gross proceeds to the Company from the issuance and sale of 451,807 shares of its Common Stock at a price of $1.66 per share in a registered offering. On October 22, 2009, the Company raised approximately $11.8 million in gross proceeds to the Company from the issuance and sale of 10,900,000 shares of its Common Stock at a price of $1.08 per share and warrants to purchase 5,450,000 shares of Common Stock with an exercise price of $1.52 per share in a registered offering. The warrants became exercisable on April 30, 2010, and expire on April 30, 2015, unless earlier exercised or terminated. Proceeds were used for general corporate purposes including the completion of the preterm birth clinical trial. In addition, on March 25, 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised
On July 2, 2010, the Company issued 11,200,000 shares of Common Stock as part of the Watson Transactions and 7,407,407 shares of Common Stock as part of the Note Purchase Agreement. Also, on August 9, 2010, the Company entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P. to repurchase, at $0.90 per share for an aggregate purchase price of approximately $3 million, 3,333,330 shares of Common Stock owned by them. During the fourth quarter of 2010, outstanding options were exercised resulting in the issuance of 59,375 shares of Common Stock and the receipt of $0.1 million by the Company.
Equity Compensation Plan Information
The following table sets forth aggregate information for the fiscal year ended December 31, 2010, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,334,029	$2.37	3,333,100
Equity compensation plans not approved by security holders	450,000	$7.79	—
Total	6,784,029	$2.73	3,333,100
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
The equity compensation plan not approved by the security holders represents 10 year warrant grants to key executives of the Company in 2001.
Stockholder Rights Plan
On March 12, 2002, the Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires a specified amount (the "Specified Amount") (originally 15%) or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning the Specified Amount or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires the Specified Amount or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's Common Stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of the Specified Amount or more of the Company’s voting stock, subject to certain exceptions.
On November 29, 2010, the Board of Directors of the Company adopted an amendment and restatement (the "Amendment") of the Rights Agreement, dated as of March 13, 2002 (the "Original Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC, as successor rights agent .
In general, the Amendment leaves the Original Rights Agreement unchanged in all material respects, other than changing the Specified Amount for the Rights becoming exercisable from 15% to 4.99% of the outstanding Voting Rights (as defined in the Rights Plan), expanding the concept of "beneficial ownership" to include shares owned (including those owned indirectly and constructively) under Section 382 of the Internal Revenue Code of 1986 (the "Code") and modifying the provisions relating to the exchange of Rights for Common Stock.
The Company adopted the Amendment to preserve the value of the Company's net operating loss carry forwards (the "Tax Benefits"), because its ability to fully use the Tax Benefits on an annual basis to offset future income may be substantially limited if the Company experiences an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986 (the "Code"). Generally, the Company would experience an "ownership change" under Section 382 of the Code if a greater than 50 percentage point change in ownership of the Voting Stock (as defined in the Rights Plan and described below) by stockholders who beneficially own (or who are deemed to own) 5% or more of the Company's Voting Stock occurs over a rolling three year period.
The Rights Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person (together with such person's affiliates and associates), without the approval of the Board, (i) from acquiring 4.99% or more of the outstanding Voting Stock and (ii) that currently beneficially owns 4.99% or more of the outstanding Voting Stock from acquiring more shares of Voting Stock, other than by exercise or conversion of currently existing warrants, convertible securities or other equity-linked securities. There is no guarantee that the Rights Plan will prevent the Company from experiencing an ownership change.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchased 3,333,330 shares of our equity securities in 2010. The following is a summary of stock repurchase activities during 2010 (in thousands except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of shares Purchased
August 1 to August 31, 2010	3,333	$0.90	$3,000

Total	3,333	$0.90	$3,000

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

Performance Graph

 Comparison of Five-Year Cumulative Total Return*
 Columbia Laboratories, Inc., Russell 2000 Index, Value Line Drug, And Peer Group
(Performance Results Through 12/31/10)

* Assumes $100 invested at the close of trading on December 31, 2005 in Columbia Laboratories, Inc. Common Stock, Russell 2000 Index, Value Line Drug, and Peer Group.

Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Peer Group Companies are Achillion Pharmaceuticals, Inc., Anadys Pharmaceuticals, Inc., Antares Pharma, Inc., BioDelivery Sciences International, Inc., BioSante Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Cytokinetics, Incorporated, DepoMed, Inc., Idera Pharmaceuticals, Inc., NeurogesX, Inc., Novavax, Inc., Transcept Pharmaceuticals, Inc., and Vical, Incorporated.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods. The consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and consolidated balance sheet data as of December 31, 2010, 2009 , 2008, 2007, and 2006 have been derived from audited consolidated financial statements.
Financial Highlights

	December 31
	2010	2009	2008	2007	2006
Statement of Operations Data:
(000's except per share data)

Net revenues	$45,676	$32,196	$36,229	$29,627	$17,393
Gross profit	36,655	23,002	25,294	20,613	9,573
Operating expenses	35,482	36,165	32,552	28,721	20,733
Interest expense	4,838	8,851	7,882	7,946	2,670
Net loss	(21,831)	(21,870)	(14,077)	(14,292)	(12,485)
Loss per common share-basic and diluted
-basic and diluted	$(0.30)	$(0.39)	$(0.27)	$(0.28)	$(0.26)
Weighted average number of common shares outstanding
-basic and diluted	73,463	56,359	52,439	51,124	48,089

Balance Sheet Data:
(000's)

Working capital	$1,997	$14,256	$12,305	$14,461	$23,410
Total assets	29,859	43,757	45,622	56,589	65,839
Notes payable	—	32,966	30,075	27,536	25,299
Long-term portion of financing agreements	—	15,234	13,126	11,426	13,277
Redeemable preferred series C stock	600	600	775	1,125	3,200
Shareholders' equity (deficiency)	(20,514)	(17,824)	(5,893)	2,015	12,616

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
Historically, we received revenues domestically from our Progesterone Products (CRINONE and PROCHIEVE) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees. As of July 2, 2010 and the close of the Watson Transactions described below, we supply Watson with CRINONE and PROCHIEVE products and Watson promotes and sells these products to wholesalers and specialty pharmacies in the United States. We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.

Products

Progesterone Products	®	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.
	®	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.
	®	CRINONE® 8% sold to Merck Serono for resale outside the U.S.
	®	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.
	®	PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010

Other Products	®	STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S.
	®	STRIANT® sold to The Urology Company for resale in the U.K.

 In 2009, we also sold Replens Vaginal Moisturizer and RepHresh Vaginal Gel to Lil' Drug Store for resale pursuant to a supply agreement that expired on October 31, 2009. During 2010, we have received and fulfilled additional orders for Replens and RepHresh products from Lil' Drug Store.
On July 2, 2010, we sold substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. The Watson Transactions allow for milestone payments up to $45.5 million that can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Additionally, Watson will fund the development of a next-generation vaginal Progesterone Product as part of a comprehensive life-cycle management strategy.
Effective May 19, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
Columbia's business now consists of its product manufacturing revenues, royalties and potential milestone payments, its collaboration with Watson on the development of next-generation Progesterone Products, and its novel bioadhesive drug delivery technologies and other products, some of which are based upon the Company's novel bioadhesive drug delivery technology.
With the closing of the Watson Transactions, all CRINONE and PROCHIEVE products are marketed and sold in the U.S. by Watson. We manufacture and sell product to Watson at our cost plus 10%: these revenues are recorded within Product Revenues. In addition, we will receive royalty payments going forward equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over. Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct costs plus 20%.
Future recurring revenues will be derived primarily from product and royalty streams from our partners, Watson and Merck Serono, as well as sales of STRIANT. Non-recurring revenues will be realized based upon the amortization of the upfront payments received from Watson over the relevant development period. Future, non-recurring milestone payments will be recognized when and if the milestones are achieved. Operating expenses attributable to product selling, marketing and distribution activities have been eliminated with the exception of those expenses related to the distribution of STRIANT. Research and development expenses should decrease as the PREGNANT Study and related NDA filing are completed.
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
From July 2010 through June 2011, the Company will record the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Beginning in the fourth quarter of 2010, only distribution costs related to STRIANT will be included in selling and distribution costs. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations; amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.
In connection with the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions.
Effective May 19, 2010, the Company's wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., renewed its license and supply agreement with Merck Serono under which Merck Serono is granted an exclusive license to our CRINONE (progesterone gel) products outside the United States. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Also, with the 2010 renewal, the Company agreed to assign its CRINONE trademark registrations outside the United States to Merck Serono. The Company owns and remains responsible for all proceedings relating to the patents on CRINONE outside the United States, which patents will expire in September 2014.
Under the agreement, the Company is the exclusive supplier of CRINONE to Merck Serono. There is a forecasting and ordering procedure under which Merck Serono must provide the Company with a rolling 18-month forecast of Merck Serono's requirements of product for each country in which the product is marketed. The first four months of each forecast are firm orders. The Company is required to supply to Merck Serono all of its requirements of the product before supplying the Company's own requirements or that of any licensee of the Company in the United States, including Watson.
The purchase price to Merck Serono for CRINONE is determined on a country-by-country basis and is the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) Columbia's direct manufacturing cost plus 20%. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units. The Company supplies promotional samples at the Company's direct manufacturing cost. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck Serono may elect to retain a license to the product and be entitled to manufacture the product. In such event Merck Serono is obligated to pay the Company royalties, on a country-by-country basis, of fifteen percent (15%) of net sales, which royalty rate is reduced to seven percent (7%) of net sales if the licensed patents in such country have expired or a third-party vaginally-administered progesterone product approved in such country captures fifteen percent (15%) or more of the sales of the product in such country until May 21, 2015, and thereafter a royalty of two percent (2%) of net sales in such country until May 21, 2020. Thereafter Merck Serono will have an irrevocable fully paid up license to the product in such country.
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
Clinical development of PROCHIEVE 8% for Prevention of Preterm Birth in Women with Mid-pregnancy Short Cervix.
In 2009 and 2010, we have invested significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program includes a clinical trial in pregnant women that we have named the PREGNANT study. In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior preterm birth. In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit of administering vaginal progesterone to this patient population. However, secondary analyses of the data from this earlier study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix in mid-pregnancy.
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
The PREGNANT study was designed based in part on the data set forth in the White Journal and discussions with the FDA. This randomized, double-blind, placebo-controlled Phase III clinical trial is designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial is a reduction in preterm births at less than or equal to 32 6/7 weeks versus placebo.
In October 2008 we announced a collaboration with the Perinatology Research Branch (PRB) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the National Institutes of Health (NIH) under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. With the increase in patients, the power of the study to show statistically significant improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NIH sites or our sites, was collected centrally and the results are available to us for regulatory filings. We believe that the participation of the NIH will have a positive impact on physicians’ adoption of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix at mid-pregnancy as measured by transvaginal ultrasound, which will lead to improved patient care and a more rapid reduction in the incidence of preterm birth.
In December 2010, we announced positive top-line results from the PREGNANT Study. The administration of PROCHIEVE 8% vaginal progesterone gel was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel.  There was also evidence of improvement in infant outcome.  The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was comparable to placebo, which was as expected given the product's documented safety history.
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

Results of Operations
Summary
Net Revenues

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec. from prior year	2008
	2010		2009
Net Product Revenues	$27,046,730	(15)%	$31,762,796	(2)%	$32,522,279
Royalties	1,252,382	236%	373,180	(90)%	3,653,636
Other Revenues	17,377,185	N/A	60,405	14%	53,199
Net revenues	$45,676,297	42%	$32,196,381	(11)%	$36,229,114

Total net revenues increased 41.9% in 2010 to $45.7 million as compared to $32.2 million in 2009. The significant increase in net revenues was driven primarily by the amortization of $17.1 million in revenue related to the gain on the sale of the progesterone assets to Watson, offset in part by Watson's assumption of domestic progesterone product sales for the second half of 2010. The presentation and results for net revenues have changed for Columbia due to the completion of the Watson Transactions and its effect on revenues. Net Revenues include net product revenues (sales of product Progesterone Products to wholesalers and specialty pharmacies in the U.S., Watson, Merck Serono and sales of Replens and RePhresh to Lil' Drug Store and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues, (primarily the amortization of the deferred revenue from the Watson Transactions).
Total net product revenues decreased by 15% in 2010 to $27.0 million as compared to $31.8 million in 2009 This decrease takes into account the transfer of the CRINONE and PROCHIEVE assets, including responsibility for future sales in the U.S., to Watson; net product revenues for CRINONE and PROCHIEVE reflect both our sales of these products prior to closing of the Watson Transactions and, thereafter, the sales of product to Watson. Net product revenues from Merck Serono for international sales of CRINONE increased 20% in 2010 when compared with 2009 due to an 8% increase in volume and a sales mix favoring the higher priced markets. While Columbia's supply contract with Lil' Drug Store expired in October 2009 for our OTC products, RepHresh and Replens, Lil' Drug Store continued to order product during 2010. Revenues from products sold to Lil' Drug Store were $2.8 million less in 2010 as compared with 2009. In addition, STRIANT net product revenues were $0.5 million lower in the 2010 period, mostly attributable to an increase in returns reserves.
Total royalty revenues increased to $1.3 million in 2010 as compared to $0.4 million in 2009, primarily as a result of royalty revenues from Watson on CRINONE and PROCHIEVE after the closing of the Watson Transactions.
Total other revenues were $17.4 million in 2010 as compared to $0.1 million in 2009, almost entirely due to the amortization of the deferred revenue recognized from the sale of assets to Watson in July 2010. The Company is amortizing $34 million in deferred gains at an average rate of $8.5 million over four quarters, representing the estimated remaining development period for PROCHIEVE 8%.
Net revenues decreased 11% in 2009 to $32.2 million as compared to $36.2 million in 2008.. Net revenues from Progesterone Products decreased 1% to $23.8 million from $24.1 million in 2008. The decrease from 2008 levels was primarily as a result of decreased sales of CRINONE outside the U.S and PROCHIEVE in the U.S. Net revenues from domestic CRINONE in 2009 increased 10% over 2008, with unit volume accounting for most of the increase. Total prescriptions for CRINONE in 2009 were 14% higher than 2008. These increases were achieved despite a major economic downturn during 2009 impacting patients' decisions to postpone or forego elective infertility procedures that are not reimbursed by health insurers in many major markets, including California. CRINONE net revenues from sales outside the U.S. in 2009 were 6% lower than in 2008 and can be attributed to a number of factors including lower selling prices due to foreign exchange rates relative to the dollar and price adjustments for government tenders. Sales volumes for CRINONE sold outside the U.S. were 8% higher than in 2008. PROCHIEVE net revenues in 2009 were $1.6 million or $0.5 million below net revenues of $2.1 million for 2008.
Gross profit improved by 59% from $23.0 million in 2009 to $36.7 million in 2010 as a result of the inclusion of the royalties from Watson and the recognition of revenue resulting from the Watson Transactions. Gross profit as a percentage of net revenues was 80% in 2010 as compared with 71% in 2009. Excluding the deferred gain recognition, the gross profit margin for 2010 would have been 68%, reflecting primarily the lower-margin OTC product sales to Lil' Drug Store as well as product sales to Watson.
Gross profit as a percentage of net revenues was 71% in 2009 as compared with 70% in 2008. Although the gross profit percentage did not materially change, there were a number of offsetting events including the recognition of the deferred income from the bankruptcy of Ardana plc (our STRIANT distributor in Europe) with no underlying costs, increases in CRINONE and STRIANT profitability primarily through the effects of higher volume and, to a lesser extent, price increases offset by international CRINONE price adjustments recognized for government tenders during the period which lowered international CRINONE margins.
Selling and Distribution

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2010		2009		2008
Selling and distribution	$9,661,026	(19)%	$11,982,229	(6)%	$12,685,618

Selling and distribution expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. Selling and distribution expenses were approximately $9.7 million, $12.0 million and $12.7 million in 2010, 2009 and 2008, respectively. Selling and distribution expenses decreased by approximately 19% in 2010 compared to 2009 and decreased by approximately 6% in 2009 compared to 2008.
Selling and distribution expenses decreased 19% to $9.7 million in 2010 as compared to $12.0 million in 2009. Major expenses during 2010 included the settlement in the amount of $1.8 million of the Bio-Mimetics, Inc. litigation (this represents a reduction in the reserve taken in the third quarter of 2010 of $0.4 million) , $0.9 in stock compensation costs from the accelerated vesting of all stock options and restricted shares and the extension of the expiration period for options as a result of the Watson Transactions and approximately $0.5 million in severance costs. These costs were offset by reductions in expenses of $2.5 million as our direct selling and marketing organization was shut down following the closing of the Watson Transactions on July 2, 2010. In summary, in 2010, sales force and management costs were $5.1 million, product marketing expenses were $1.4 million and sales information and distribution costs were $0.8 million, in addition to the Bio-Mimetics settlement, stock compensation expense and severance costs mentioned above.
Included in the 2009 expenses were sales force and management costs of approximately $6.7 million, product marketing expenses of approximately $4.3 million and $1.0 million in sales information and distribution costs. Expenses in 2008 included approximately $6.2 million in sales force and management costs, approximately $5.4 million in product marketing expenses and approximately $1.1 million in sales information and distribution costs.

General and Administrative

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2010		2009		2008
General and administrative	$14,716,339	39%	$10,559,298	23%	$8,615,381
General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, regulatory affairs, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and Administrative expenses increased by approximately $4.2 million, or 39%, to approximately $14.7 million in 2010 from approximately $10.6 million in 2009, which was an increase of $1.9 million from $8.6 million in 2008. The increased expense of $4.2 million in 2010 was attributable to $4.2 million in costs related to the Watson Transactions, $0.6 million in incremental severance costs and $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions, offset by lower other legal costs.
General and Administrative expenses increased by approximately $1.9 million, or 23%, to approximately $10.6 million in 2009 from approximately $8.6 million in 2008. The increase in 2009 reflected additional legal fees for patent applications for preterm birth ($0.3 million), the Bio-Mimetics litigation ($0.6 million), business development activities ($0.3 million) and severance costs ($0.5 million).

Research and Development

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2010		2009		2008
Research and development	$8,581,874	0%	$8,579,035	38%	$6,206,157

Research and development expenses remained at approximately the same level in 2010 as in 2009 at $8.6 million and compared with $6.2 million in 2008 as we completed the PREGNANT study which was substantially begun in 2008 with top line results announced in December 2010 and the anticipated filing of an NDA in the second quarter of 2011. Research and development expenses include costs for product development, clinical development and regulatory fees which is a combination of internal and third-party costs.
In 2010, the Company applied for and received a Qualified Therapeutic Discovery Project (”QTDP”) tax grant through the IRS. We recorded $244,479 in the fourth quarter for 2010 as a reduction in Research & Development expenses. The grant was received in the first quarter of 2011.
Amortization of CRINONE® Acquisition
We purchased the U.S. marketing rights for CRINONE® 8% from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33.0 million charge was being amortized over 6.75 years, and the $1.0 million charge was being amortized over 6.5 years. Amortization expenses of the acquisition cost for CRINONE® U.S. marketing rights for 2010, 2009 and 2008 were $2.5, $5.0 and $5.0 million, respectively. The reduction in 2010 reflects the sale of the Crinone assets to Watson and elimination of future amortization expense.
Other Income and Expense
Other income and expense aggregated to a net expense of $23.5 million in 2010 compared to $9.1 million in 2009 and $7.7 million in 2008. The 2010 other income and expense reflects the elimination of $4.0 million in interest expense upon the retirement of the Company’s debt on July 2, 2010; more than offset by a $5.2 million non-cash loss on the extinguishment of the Company’s debt; the recognition of the $13.2 million change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement and the October 2009 stock issuance resulting from the increase in stock price since issuance. There were no comparable charges in 2009 or 2008.
Interest expense was $4.8 million, $8.9 million and $7.9 million in 2010, 2009 and 2008, respectively. Interest expense in 2010 included cash interest of $1.6 million on the convertible notes and $1.8 million in charges associated with amortization of the beneficial conversion feature, amortization of the warrant costs and issuance costs related to the Company's convertible subordinated notes. Interest expense in 2010, 2009, and 2008 also included approximately $1.4 million, $2.2 million and $1.9 million, respectively, as a result of amortizing the difference between the minimum amounts to be paid to PharmaBio and the amounts received as interest expense under the PharmaBio agreements. The decrease in 2010 interest expense reflects primarily the elimination of all cash interest-based debt following the closing of the Watson Transactions. The increase in 2009 interest expense was primarily attributable to interest related to warrants to extend the Pharmabio debt maturity date to November 2011 and the decrease in royalty payments, resulting in a higher imputed rate of interest.
Other income and expense in 2010 reflected foreign exchange losses of approximately $0.2 million and tax expenses of approximately $0.1 million. In 2009 and 2008, other income of $0.2 million and $0.3 million, respectively, included foreign exchange losses, partially offset by interest income from marketable securities.
State Income Tax Benefit
In each of the years 2010, 2009 and 2008, we realized proceeds from the sale of the Company's New Jersey state net operating losses of $0.5 million, $0.4 million, and $0.9 million, respectively.
Net Loss
The net loss for 2010 was $21.8 million or $(0.30) per share as compared to a net loss of $21.9 million, or $(0.39) per share, in 2009 and a net loss of $14.1 million or $(0.27) per share in 2008.

Contractual Obligations
As previously disclosed, in July 2002 and March 2003, the Company entered into agreements with PharmaBio, under which we received upfront money in exchange for royalty payments on our women’s healthcare products and STRIANT, respectively. We owed royalty payments to PharmaBio for a fixed period of time. These royalty payments were subject to minimum and maximum amounts. On February 29, 2008, the Company made the final payment under the women's healthcare agreement. As discussed below, the remaining minimum payment on the STRIANT agreement was made on July 2, 2010. In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor.
On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Convertible Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Convertible Notes bore interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Convertible Notes are convertible into shares of Common Stock at a conversion price of $5.25 per share. The maturity date of the Convertible Notes was December 31, 2011. The Warrants were exercisable beginning on June 20, 2007, and ending on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances.
On July 22, 2009, the Company and PharmaBio entered into an amendment to their agreement pursuant to which they agreed that, when the minimum royalty payment was due, the Company could, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock.
On March 3, 2010, the Company entered into an amendment with PharmaBio to the STRIANT Agreement.The PharmaBio Amendment provided for the early termination of the STRIANT Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummated (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.
On July 2, 2010, the Company paid $ 16.2 million to PharmaBio and the STRIANT Agreement was terminated. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the 900,000 warrants granted to Pharmabio on July 22, 2009 was written off. PharmaBio retains the 900,000 warrants to purchase shares of Common Stock at $1.15 per share.
Note Purchase
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Subordinated Notes (the "Notes"). The aggregate purchase price for the Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
Our future material contractual obligations after giving effect to the Watson Transactions and the contingent agreements with PharmaBio and the holders of our Convertible Notes, include the following:

In $000	For the Fiscal Years Ended December 31,
	Total	2011	2012	2013	2014	Beyond
Operating lease obligations	$665	$245	$233	$187	$—	$—
Executive employment agreements	1,356	1,356	—	—	—	—
Total	$2,021	$1,601	$233	$187	$—	$—

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
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.
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

Liquidity and Capital Resources
Cash and cash equivalents were $21.6 million and $14.8 million at December 31, 2010 and December 31, 2009, respectively. We expect to be cash flow neutral in 2011 and believe our cash on hand will sustain our operations for at least the next 12 months. If we are successful in obtaining FDA approval of PROCHIEVE for the preterm birth indication, we would expect to become profitable and be in a position to realize the benefits of our net operating loss carryforwards which totaled approximately $160 million as of December 31, 2010.
Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

	2010	2009	2008
Cash flows:
Operating activities	$(9,723,628)	$(9,055,667)	$(5,136,488)
Investing activities	35,197,607	(49,853)	(375,926)
Financing activities	(18,585,134)	11,332,531	959,191

Operating Activities:
The net loss in 2010 of $21.8 million is reduced by non-cash items totaling $11.6 million resulting in cash losses of $10.3 million. Changes to assets and liabilities decreased the amount by $0.6 million.
The net loss in 2009 of $21.9 million is reduced by non-cash items totaling $13.8 million leaving cash losses of $8.1 million. Changes to assets and liabilities increased the amount by $1.0 million.
Investing Activities:
In 2010, net cash provided by investing activities was $35.2 million as a result of the proceeds from the sale of the progesterone assets to Watson.
In 2009, the Company invested approximately $0.1 million in processing equipment and computer equipment and software upgrades.

Financing Activities:
Net cash used in financing activities in 2010 was $18.6 million, consisting of $11.7 million in proceeds from the sale of Shares to Watson as a result of the Watson Transactions and $15 million in the proceeds from the Watson Note which was later forgiven as part of the Watson Transactions offset by the redemptions of the Notes in the amount of $26.0 million and the PharmaBio debt under the STRIANT Agreement in the amount of $16.2 million, which eliminated all of Columbia's debt. In addition in 2010, Columbia repurchased 3,333,330 shares of the Company's Common Stock for $3.1 million. The Company also acquired $0.1 million of treasury stock and received $0.1 million in cash from the exercise of options.
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
Also, as previously discussed, on March 5, 2003, the Company and PharmaBio Development, Inc. ("PharmaBio") entered into an agreement (the "STRIANT Agreement") under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the third quarter of 2003 and were subject to aggregate minimum ($30 million) and maximum ($55 million) amounts. Through July 2, 2010 when the final payment to Pharmabio was made, the Company had paid $13.5 million in royalties to PharmaBio under this agreement.
On July 22, 2009, the Company and PharmaBio entered into an amendment to their agreement pursuant to which they agreed that, when the minimum royalty payment was due, the Company could, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock.
On March 3, 2010, the Company entered into an amendment with PharmaBio to the STRIANT Agreement. The PharmaBio Amendment provided for the early termination of the STRIANT Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummated (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.
On July 2, 2010, the Company paid $ 16.2 million to PharmaBio and the STRIANT Agreement was terminated. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the 900,000 warrants granted to Pharmabio on July 22, 2009 was written off. PharmaBio retains the 900,000 warrants to purchase shares of Common Stock at $1.15 per share.
Note Purchase
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Subordinated Notes (the "Notes"). The aggregate purchase price for the Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
The Company has an effective registration statement that we filed with the Securities and Exchange Commission (the “SEC”) using a shelf registration process. Under the shelf registration process, we may offer from time to time Common Stock, preferred stock, debt securities and warrants up to an aggregate amount of $50 million. To date the Company has sold approximately

$12.5 million in Common Stock under the registration statement. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates.
As of December 31, 2010, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $67.4 million of additional capital and would cause the number of shares of Common Stock outstanding to increase by 28,464,559 shares. However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at December 31, 2010 were $3,551,801 and $12,225,500, respectively.
In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on Replens and RepHresh. Bio-Mimetics sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents.  On March 31, 2010, the District Court granted the Company's summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for the Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal was transferred to the Federal Circuit). The Company recorded a reserve for $2.2 million in selling and distribution expenses in the quarter ended September 30, 2010, to account for a probable decision against the Company. On December 3, 2010, the Company and Bio-Mimetics executed a settlement agreement under which all litigation was dismissed with prejudice, the prior agreements between the parties were terminated, and the Company paid Bio-Mimetics $1.8 million.
As of December 31, 2010, the Company had available net operating loss carryforwards of approximately $160 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.
In accordance with Statement of Financial Accounting Standards ASC 740, as of December 31, 2010 and 2009, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $69.4 million and $63.0 million, respectively, (comprised primarily of a net operating loss carryforwards) for which a valuation allowance has been recorded because the probability of realizing the deferred tax assets are not determinable.
Watson Transactions and Debt Restructuring
On March 3, 2010, the Company and Watson entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Watson (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock. After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.
On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Watson Note”). Amounts due under the Watson Note accrued interest at the rate of 4% per annum. If the Watson Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Watson Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Watson Note) with any party other than as contemplated pursuant to the Watson Transactions, the Watson Note would accelerate, and the Company would be required to repay all amounts due under the Watson Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company's Convertible Subordinated Notes (the "Notes") were paid in full or (ii) 21 Trading Days (as defined in the Watson Note) after the occurrence of such Fundamental Transaction. If neither the Watson Transactions nor another Fundamental Transaction closed, the Watson Note would become due and payable on December 31, 2011. If the Company were required to repay the Watson Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Watson on the date the Watson Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.
At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, the Watson paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Watson also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Watson have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson.
The parties also agreed to enter into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Watson has the right to designate a member of the Company's board of directors for the period set forth therein, Watson will obtain certain registration rights pertaining to the Shares and Watson will agree to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply PROCHIEVE 4%, PROCHIEVE 8% and CRINONE 8% to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
The Company's stockholders approved the Watson Transactions on July 1, 2010. The Watson Transactions closed on July 2, 2010.
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Subordinated Notes (the "Notes"). The aggregate purchase price for the Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions on July 2, 2010.
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
Transaction costs in connection with the Watson Transactions, which included investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense. For 2010, these expenses were $4.2 million.  There were no such costs in 2009.
Royalties on net sales of all Progesterone Products by Watson will be recognized as revenue when earned. Future contingent milestone payments under the Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when and if these milestones are achieved. All royalty and milestone payments from Watson are subject to a 1% fee payable to Torreya, the Company's investment advisor, and will be recorded upon the achievement of the milestones or receipt of the royalties subject to a maximum payment of $10 million. To ensure the successful transition of the commercial operations of CRINONE and PROCHEIVE, the Company has continued certain contracts and services with its vendors on behalf of Watson for which Watson is reimbursing the Company. These expenses and payments have been netted within operating expenses.

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
 Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Historically, revenues from the sale of products have been recorded at the time goods were shipped to customers; this will continue to be the case for sales of STRIANT and sales to international customers. Subsequent to the closing on July 2, 2010 of the Watson Transactions, sales of Progesterone Products to Watson are recorded upon receipt of goods at Watson's warehouse. The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels. License fees are recorded over the life of the license. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees. Deferred revenue recognized as a result of the Watson Transactions is being amortized over the remaining research and development period for the PREGNANT Study, including the Company's filing with, and the FDA's expected acceptance of, the related new drug application which is planned to occur in the first half of 2011 but there can be no assurance that these events will occur. Other deferred revenue is amortized over the life of the underlying agreement. License fees are recorded over the life of the license.
Sales Returns. The Company's policy for sales to the trade, domestically, allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary. Other than for STRIANT returns, we are only responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Watson Transactions on July 2, 2010. The Company is not responsible for returns for international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.
 Accounting For PharmaBio Agreements. In July 2002 and March 2003, the Company entered into agreements with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on certain of the Company’s products to be paid to PharmaBio for a fixed period of time. The royalty payments were subject to minimum and maximum amounts. Because the minimum amounts exceeded the amount received by the Company, the Company recorded the monies received as liabilities. We recorded the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense until the debt was extinguished upon closing of the Watson Transactions on July 2, 2010.
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
These forward looking expectations are based on current assumptions within the bounds of management’s knowledge of our business and operations and which management believes are reasonable. These assumptions are subject to risks and uncertainties, and actual results could differ materially from expectations because of issues and uncertainties such as those listed in “Risk Factors” and elsewhere in this Annual Report, which, among others, should be considered in evaluating our future performance. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent reports filed with the SEC

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk. Expenditures primarily related to manufacturing in 2010 were less than $0.1 million less than they would have been if the average 2009 exchange rates had been in effect in 2010.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
 The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
BDO USA, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive operations, shareholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 10, 2011

Item 9B. Other Information

In the fourth quarter of 2010, the Company reported all required disclosures on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2011 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2010 Annual Meeting of Shareholders.
Our executive officers and Directors as of March 10, 2011, were as follows:

Name	Age	Position with the Company
Frank C. Condella, Jr.	56	President, Chief Executive Officer, Director
Lawrence A. Gyenes	60	Senior Vice President, Chief Financial Officer and Treasurer
Michael McGrane	61	Senior Vice President, General Counsel and Secretary
Stephen G. Kasnet	65	Chairman of the Board
Edward A. Blechschmidt	58	Director
Valerie L. Andrews	51	Director
Cristina Csimma	52	Director
G. Frederick Wilkinson	54	Director

Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer, director and any other person pursuant to which the executive officer was selected or director was elected.
Mr. Condella has served as Chief Executive Officer since December 2009 and has been a Director of Columbia since March 2009. Mr. Condella has over 30 years of experience in both privately and publicly held companies, all of which were in the life sciences industry. He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceutical Co., from 2000 to 2001. Previously, he was Vice-President of Specialty Care Products at Hoffman-La Roche and Vice-President and General Manager of the Lederle unit of American Home Products. Mr. Condella is the non-executive Chairman of Skyepharma plc. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University.
Mr. Condella has a wide ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing and sales.
Mr. Gyenes has served as Senior Vice President, Chief Financial Officer and Treasurer since July 2009. Mr. Gyenes has over 35 years of financial experience in both privately and publicly held companies, most all of which were in the life sciences industry. He most recently served as Senior Vice President and Chief Financial Officer of Acusphere, Inc., a former NASDAQ-listed specialty pharmaceutical company from October 2007 to April 2009. Prior to joining Acusphere, Mr. Gyenes was Chief Financial Officer of Zila, Inc., a former NASDAQ-listed oral cancer screening company from March 2007 to July 2007. He was a consultant to investment management firms from March 2006 to February 2007, and Senior Vice President and Chief Financial Officer of Savient Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company from August 2004 to October 2005. He also held senior financial positions with Reliant Pharmaceuticals, Inc., Rand McNally & Co., CompuServe Corporation, Helene Curtis, Inc., and G.D. Searle & Co., and was a consultant to DuPont Pharmaceuticals Company in its sale to Bristol-Meyers Squibb. Mr. Gyenes holds an MBA degree from the University of Chicago and a BS degree in Accounting from the University of Illinois.
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
Mr. Kasnet has been a director of the Company since August 2004 and Chairman of the Board since November 2004. He was President and Chief Executive Officer of Dartmouth Street Capital LLC (real estate) from April 2007 through September 2009. He was President and Chief Executive Officer of Harbor Global Company, Ltd. (investment management and real estate), from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot and Forbes. He serves as Chairman of the Board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He is a director and chairman of the audit committee of Two Harbor Investment Corp (real estate) and a director of First Ipswich Bancorp (banking).He was Chairman of Warren Bank from 1990 to 2003. He is also a trustee and vice president of the board of The Governor’s Academy, Byfield, MA.
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
Ms. Andrews has been a director of Columbia since October 2005 and is Vice President and General Counsel of Vertex Pharmaceuticals Incorporated. Before joining Vertex in 2002, Ms. Andrews was Executive Director of Licensing for Massachusetts General and The Brigham and Women’s Hospitals, and prior to that a partner in the law firm of Hill & Barlow. She served as a law clerk to Chief Judge Levin H. Campbell of the U.S. Court of Appeals for the First Circuit from 1988 to 1989, and earlier rose to the rank of Captain in the U.S. Air Force.
Ms. Andrews has extensive experience in business and legal matters, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in corporate governance, strategic transactions, risk management, and compliance matters.
Dr. Csimma has been a director of the Company since September 2010. Dr. Csimma has served as Vice President, Drug Development, of Virdante Pharmaceuticals, Inc., since January 2009. She was a principal of Clarus Ventures, LLC (life sciences venture capital), from 2006 through 2008. She was Senior Director/Director, Experimental Medicine and Translational Research, Wyeth Research (pharmaceuticals) from 2001 to 2006, and Director, Clinical Research and Development, Wyeth-Ayerst Research (pharmaceuticals) from 2000 to 2001. Previously, Dr. Csimma held various positions, including Associate Director, Clinical Research, with Genetics Institute from 1988 to 2000, and was a Clinical Pharmacist with Dana-Farber Cancer Institute from 1983 to 1988. Dr. Csimma holds B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University..
Dr. Csimma has extensive experience, including senior leadership roles, in the pharmaceutical and healthcare industry, with particular experience in drug development.
Mr. Wilkinson has been a director of the Company since July 2010. Mr. Wilkinson has been Executive Vice President, Global Brands of Watson Pharmaceuticals, Inc., since September 2009. Prior to joining Watson, Mr. Wilkinson was President and Chief Operating Officer of Duramed Pharmaceuticals, Inc., the proprietary products subsidiary of Barr Pharmaceuticals, Inc., from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was President and Chief Executive Officer of Columbia from 2001 to 2006. From 1996 to 2001, Mr. Wilkinson was Senior Vice President and Chief Operating Officer of Watson Pharmaceuticals, Inc. Prior to joining Watson, he spent sixteen years at Sandoz Pharmaceuticals in numerous senior management positions of increasing responsibility.
Mr. Wilkinson has extensive experience in business matters, including senior leadership roles in the pharmaceutical industry, with particular experience in marketing and sales.
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

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the heading “Ownership of the Company”.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
2.1	Purchase and Collaboration Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated March 3, 2010 (33)

3.1	Restated Certificate of Incorporation of the Company, as amended (13)

3.2	Amended and Restated By-laws of Company (3)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (36)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (12)

4.6	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (12)

4.7	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (14)

4.8*	Form of Restricted Stock Agreement (16)

4.9*	Form of Option Agreement (23)

4.10	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (18)

4.11	Form of Warrant (36)

4.12	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated November 29, 2010 (39)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

Exhibit No	Description
10.3	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.4	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.5†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (7)

10.6†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (8)

10.7†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (9)

10.8*	Form of Indemnification Agreement for Officers and Directors (10)

10.9†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (11)

10.10†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(11)

10.11	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (15)

10.12*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (16)

10.13†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (18)

10.14	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (18)

10.15	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (19)

10.16†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (20)

10.17	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (21)

10.18	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (21)

10.19*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (22)

10.20*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (23)

10.21*	Form of Executive Change of Control Severance Agreement (23)

10.22	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (24)

Exhibit No	Description
10.23*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (23)

10.24*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (28)

10.25*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A Meer dated March 11, 2009 (25)

10.26*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (25)

10.27*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (26).

10.28	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (27)

10.29	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (29)

10.30	Form of Subscription Agreement (29)

10.31	Form of Warrant to Purchase Common Stock (29)

10.32*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (30)

10.33	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (31)

10.34*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (32)

10.35*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (32).

10.36	Note Purchase and Amendment Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated March 3, 2010 (33).

10.37	Contingent Agreement on Final Payment and Termination of the Striant Investment and Royalty Agreement by and between Columbia Laboratories, Inc. and PharmaBio Development Inc. dated March 3, 2010 (33)

10.38*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010 (34)

10.39†	Second Amended and Restated License and Supply Agreement dated May 14, 2010 between the Company and Ares Trading S.A.(35)

10.40	Investor’s Rights Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (36)

10.41	Supply Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (36)

10.42	License Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (36)

Exhibit No	Description
10.43	Securities Purchase Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated August 9, 2010 (37)

10.44	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (38)

10.45	Settlement Agreement and Release by and between Bio-Mimetics, Inc. and Columbia Laboratories, Inc. dated December 3, 2010 (40)

10.46*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr., dated March 1, 2011 (41)

14	Code of Ethics of the Company (10)

21	Subsidiaries of the Company (41)

23.1	Consent of BDO USA, LLP

31(i).1	Certification of Chief Executive Officer of the Company (41)

31(i).2	Certification of Chief Financial Officer of the Company (41)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (41)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (41)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

Exhibit No	Description

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

12/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

13/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

19/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

22/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

23/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009

28/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

Exhibit No	Description

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

34/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 5, 2010

35/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 18, 2010

36/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 6, 2010

37/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2010

38/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 15, 2010

39/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 30, 2010

40/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 6, 2010

41/	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date:	March 10, 2011	By:	/s/	Lawrence A. Gyenes
Lawrence A. Gyenes, Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Frank C. Condella, Jr.		March 10, 2011
	Frank C. Condella, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/	Lawrence A. Gyenes		March 10, 2011
	Lawrence A. Gyenes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/	Valerie L. Andrews		March 10, 2011
	Valerie L. Andrews	Director

/s/	Edward A. Blechschmidt		March 10, 2011
	Edward A. Blechschmidt	Director

/s/	Cristina Csimma		March 10, 2011
	Cristina Csimma	Director

/s/	Stephen G. Kasnet		March 10, 2011
	Stephen G. Kasnet	Chairman of the Board of Directors

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 10, 2011

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
CURRENT ASSETS
Cash and cash equivalents of which $8,245,818 in 2010 and $12,225,732 in 2009 is interest bearing	$21,630,979	$14,757,615
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2010 and 2009 (including amounts from related parties: 2010 - $2,101,161; 2009 - $0)	4,141,026	4,262,851
Inventories	2,586,207	2,532,722
Prepaid expenses and other current assets	497,947	1,097,525
Total current assets	28,856,159	22,650,713

PROPERTY AND EQUIPMENT
Machinery and equipment	2,547,206	2,547,460
Computer software	552,674	545,616
Office equipment and furniture and fixtures	705,188	669,599
	3,805,068	3,762,675
Less-accumulated depreciation and amortization	(3,286,526)	(3,071,196)
	518,542	691,479
INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION OF $15,229,668 IN 2009	—	18,770,332
OTHER ASSETS	484,141	1,644,695

TOTAL ASSETS	$29,858,842	$43,757,219
(Continued)

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	2010	2009
CURRENT LIABILITIES:
Current portion of financing agreements	$—	$144,897
Accounts payable	5,393,966	3,662,091
Accrued expenses	4,491,074	4,588,088
Deferred revenue (including amounts from related parties: 2010 - $16,974,383; 2009 - $0)	16,974,383	—
Total current liabilities	26,859,423	8,395,076
NOTES PAYABLE	—	32,965,863
DEFERRED REVENUE	154,187	328,367
REDEEMABLE WARRANTS	13,471,832	—
COMMON STOCK WARRANT LIABILITY	9,286,906	4,057,817
LONG-TERM PORTION OF FINANCING AGREEMENTS	—	15,234,406
TOTAL LIABILITIES	49,772,348	60,981,529

COMMITMENTS AND CONTINGENCIES

Contingently redeemable series C preferred stock 600 shares issued and outstanding (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock 59,000 shares issued and outstanding (liquidation preference of $5,900,000)	590	590
Common Stock $.01 par value; 150,000,000 shares and 100,000,000 authorized in 2010 and 2009, respectively; 84,434,611 and 65,761,986 shares issued in 2010 and 2009, respectively	844,345	657,619
Capital in excess of par value	260,600,989	238,579,829
Less cost of 3,462,124 and 131,935 treasury shares in 2010 and 2009, respectively	(3,346,090)	(280,813)
Accumulated deficit	(278,809,945)	(256,979,263)
Accumulated other comprehensive income	196,604	197,727
Shareholders' deficiency	(20,513,506)	(17,824,310)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$29,858,842	$43,757,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
Net product revenues (including amounts from
related parties: 2010 - $2,015,584; 2009 and 2008 - $0)	$27,046,730	$31,762,796	$32,522,279
Royalties (including amounts from
related parties: 2010 - $1,051,184; 2009 and 2008 - $0)	1,252,382	373,180	3,653,636
Other revenues (including amounts from
related parties: 2010 - $17,067,649; 2009 and 2008 - $0)	17,377,185	60,405	53,199
NET REVENUES	45,676,297	32,196,381	36,229,114

COST OF REVENUES (including amounts from
related parties: 2010 - $1,357,098; 2009 and 2008 - $0)	9,020,901	9,194,538	10,934,615
Gross profit	36,655,396	23,001,843	25,294,499

OPERATING EXPENSES:
Selling and distribution	9,661,026	11,982,229	12,685,618
General and administrative	14,716,339	10,559,298	8,615,381
Research and development	8,581,874	8,579,035	6,206,157
Amortization of licensing right	2,522,364	5,044,728	5,044,728
Total operating expenses	35,481,603	36,165,290	32,551,884

Income (loss) from operations	1,173,793	(13,163,447)	(7,257,385)

OTHER INCOME (EXPENSE):
Interest income	28,843	33,830	299,805
Interest expense	(4,837,688)	(8,851,253)	(7,882,183)
Loss on debt extinguishment	(5,156,775)	—	—
Change in fair value of redeemable warrants	(7,961,939)	—	—
Change in fair value of stock warrants	(5,229,089)	—	—
Other, net	(323,242)	(243,720)	(100,516)
	(23,479,890)	(9,061,143)	(7,682,894)
Loss before taxes	(22,306,097)	(22,224,590)	(14,940,279)
State income tax benefits	475,415	355,032	863,770
Net loss	$(21,830,682)	$(21,869,558)	$(14,076,509)
LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.30)	$(0.39)	$(0.27)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	73,462,937	56,358,843	52,439,327

The accompanying notes to consolidated financial statements are an integral part of these statements.

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
NET LOSS	$(21,830,682)	$(21,869,558)	$(14,076,509)

Other comprehensive income (loss):
Foreign currency translation	(1,123)	19,662	(29,539)

Comprehensive loss	$(21,831,805)	$(21,849,896)	$(14,106,048)

The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2007	130	$1	63,547	$635	51,730,151	$517,302	$222,376,941	$(54,030)	$(221,033,196)	$207,604	$2,015,257
Issuance of common stock	—	—	—	—	1,333,000	13,330	4,082,298	—	—	—	4,095,628
Options exercised	—	—	—	—	318,149	3,182	591,673	—	—	—	594,855
Conversion of Series C Preferred Stock	—	—	—	—	235,426	2,354	347,646	—	—	—	350,000
Conversion of Series E Preferred Stock	—	—	(4,547)	(45)	227,350	2,273	(2,228)	—	—	—	—
Share based compensation expense	—	—	—	—	163,503	1,635	1,345,756	—	—	—	1,347,391
Purchase of treasury stock	—	—	—	—	—	—	—	(135,199)	—	—	(135,199)
Dividends on preferred stock	—	—	—	—	—	—	(55,144)	—	—	—	(55,144)
Translation adjustment	—	—	—	—	—	—	—	—	—	(29,539)	(29,539)
Net loss	—	—	—	—	—	—	—	—	(14,076,509)	—	(14,076,509)
Balance, December 31, 2008	130	$1	$59,000	$590	54,007,579	$540,076	$228,686,942	$(189,229)	$(235,109,705)	$178,065	$(5,893,260)
Issuance of common stock	—	—	—	—	11,351,807	113,517	7,284,969	—	—	—	7,398,486
Issuance of warrants	—	—	—	—	—	—	719,904	—	—	—	719,904
Conversion of Series C Preferred Stock	—	—	—	—	117,449	1,174	173,826	—	—	—	175,000
Share based compensation expense	—	—	—	—	285,151	2,852	1,746,376	—	—	—	1,749,228
Purchase of treasury stock	—	—	—	—	—	—	—	(91,584)	—	—	(91,584)
Dividends on preferred stock	—	—	—	—	—	—	(32,188)	—	—	—	(32,188)
Translation adjustment	—	—	—	—	—	—	—	—	—	19,662	19,662
Net loss	—	—	—	—	—	—	—	—	(21,869,558)	—	(21,869,558)
Balance, December 31, 2009	130	$1	59,000	$590	65,761,986	$657,619	$238,579,829	$(280,813)	$(256,979,263)	$197,727	$(17,824,310)
Issuance of common stock	—	—	—	—	18,607,407	186,074	19,229,408	—	—	—	19,415,482
Options exercised	—	—	—	—	—	—	22,148	57,000	—	—	79,148
Share based compensation expense	—	—	—	—	65,218	652	2,799,604	—	—	—	2,800,256
Repurchase of Company Stock	—	—	—	—	—	—	—	(3,122,277)	—	—	(3,122,277)
Dividends on preferred stock	—	—	—	—	—	—	(30,000)	—	—	—	(30,000)
Translation adjustment	—	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Net loss	—	—	—	—	—	—	—	—	(21,830,682)	—	(21,830,682)
Balance, December 31, 2010	130	$1	59,000	$590	84,434,611	$844,345	$260,600,989	$(3,346,090)	$(278,809,945)	$196,604	$(20,513,506)
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,830,682)	$(21,869,558)	$(14,076,509)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	3,161,090	5,737,242	5,510,802
Amortization of beneficial conversion features	918,710	1,658,981	1,466,591
Amortization of warrants	673,852	1,231,916	1,092,197
Change in value of redeemable warrants	7,961,939	—	—
Change in value of stock warrants	5,229,089	—	—
Recognition of deferred income	(17,366,829)	(52,046)	(3,275,447)
Loss on extinguishment of debt	5,156,775	—	—
Provision for doubtful accounts	59,297	—	4,267
Provision for sales returns	1,781,617	1,226,357	1,399,991
Write-down of inventories	41,311	81,718	746,905
Share based compensation	2,800,256	1,749,228	1,347,391
Non-cash interest expense on financing agreements	1,137,222	2,085,059	1,702,842
Loss on disposal of fixed assets	—	—	3,048

Changes in assets and liabilities:
Accounts receivable	62,529	(700,574)	244,449
Inventories	(94,796)	(237,301)	(76,915)
Prepaid expenses and other current assets	599,578	5,000	184,775
Other assets	(995)	9,175	943

Accounts payable	1,731,875	1,576,628	(130,480)
Accrued expenses	(1,870,466)	(1,632,472)	(1,281,338)
Deferred revenue	125,000	74,980	—
Net cash used in operating activities	(9,723,628)	(9,055,667)	(5,136,488)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(42,393)	(49,853)	(375,926)
Proceeds from sale of assets	35,240,000	—	—
Net cash provided by or (used in) investing activities	35,197,607	(49,853)	(375,926)
(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	11,643,897	11,456,303	4,095,628
Proceeds from financing agreements - Watson Note	15,000,000	—	—
Payment of note payable	(25,999,999)	—	—
Proceeds from exercise of options	79,148	—	594,855
Purchase of company stock	(3,122,277)	(91,584)	—
Payment pursuant to financing agreements	(16,155,903)	—	(3,540,949)
Dividends paid	(30,000)	(32,188)	(55,144)
Net cash (used in) or provided by financing activities	(18,585,134)	11,332,531	1,094,390

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15,481)	33,222	(171,206)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,873,364	2,260,233	(4,724,429)

CASH AND CASH EQUIVALENTS, Beginning of year	14,757,615	12,497,382	17,221,811

CASH AND CASH EQUIVALENTS, End of year	$21,630,979	$14,757,615	$12,497,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,608,889	$3,200,000	$3,200,000
Taxes paid	$77,199	$52,000	$27,403
NON-CASH INVESTING & FINANCING ACTIVITIES
Conversion of Series C preference shares to common stock	$—	$175,000	$350,000
Issuance of Warrants for Option to Extend Pharmabio Debt	$—	$719,904	$—
Conversion of Series E preference shares to common stock	$—	$—	$454,700
Forgiveness of Watson Note	$15,000,000	$—	$—
Net Issuance of Common Stock for Debt Retirement	$7,738,883	$—	$—
Issuance of Warrants for Debt Retirement	$5,509,893	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION:

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
On March 3, 2010, the Company, Watson Pharmaceuticals, Inc., as a guarantor of Watson's obligations (“Watson”), and Coventry Acquisition, Inc., a subsidiary of Watson (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Watson (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock. After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono (See Note 5). The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Watson Transactions.”
On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Watson Note”). Amounts due under the Watson Note accrued interest at the rate of 4% per annum. If the Watson Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Watson Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Watson Note) with any party other than as contemplated pursuant to the Watson Transactions, the Watson Note would accelerate, and the Company would be required to repay all amounts due under the Watson Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company's Convertible Subordinated Notes (the "Notes") were paid in full or (ii) 21 Trading Days (as defined in the Watson Note) after the occurrence of such Fundamental Transaction. If neither the Watson Transactions nor another Fundamental Transaction closed, the Watson Note would become due and payable on December 31, 2011. If the Company were required to repay the Watson Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Watson on the date the Watson Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.
The Company's stockholders' approved the Watson Transactions on July 1, 2010 and the Watson Transactions closed on July 2, 2010. At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, Watson paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Watson also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Watson have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010; as of December 31, 2010, the Company has

spent $6.3 million. All other development costs incurred in connection with the development collaboration will be paid by Watson.
The parties also entered into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Watson has the right to designate a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions on July 2, 2010.
Accounting Treatment of the Watson Transactions
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds plus accrued interest to the fair value of the Shares in the amount of $11.8 million and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess has been recorded as deferred revenue and is being amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the Food and Drug Administration's ("FDA") expected acceptance of, the related new drug application which is planned to occur in the first half of 2011 but there can be no assurance that these events will occur.
Transaction costs in connection with the Watson Transactions, which include investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense. For 2010, these expenses were $ 4.2 million. There were no such costs prior to 2010.
Royalties on net sales of all Progesterone Products by Watson are recognized as revenue when earned. Future contingent milestone payments under the Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when and if these milestones are achieved. All royalty and milestone payments from Watson are subject to a 1% fee payable to Torreya, the Company's investment advisor, and will be recorded upon the achievement of the milestones or receipt of the royalties subject to a maximum payment of $10 million. To ensure the successful transition of the commercial operations of CRINONE and PROCHEIVE, the Company has continued certain contracts and services with its vendors on behalf of Watson for which Watson is reimbursing the Company. These expenses and payments have been netted within operating expenses. The Company has either received payment or accrued for these expenses due from Watson for approximately $1,1 million.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :
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
Foreign Currency -
The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. Resulting translation adjustments are accumulated as a separate component of shareholders' equity and represents the balance in accumulated other comprehensive income (loss). Transaction gains and losses are reflected in the Statements of Operations.
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
The estimated fair value of the redeemable warrants was $13,471,832 as of December 31, 2010. The estimated fair value of the common stock warrant liability was $9,286,906 and $4,057,817 as of December 31, 2010 and 2009, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement.
The fair value of accounts receivable and accounts payable approximate their carrying amount.
Inventories -
Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2010	2009
Finished goods	$1,491,057	$1,343,742
Raw materials	1,095,150	1,188,980
Total	$2,586,207	$2,532,722

Shipping costs are included in selling and distribution expenses and amounted to approximately $134,000, 169,000, and $152,000 in 2010, 2009 and 2008 respectively.
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

Depreciation expense amounted to approximately $215,000, $180,000, and $203,000 in 2010, 2009 and 2008, respectively.
Concentration of Risk-
The Company sells its products to customers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 10 for customer and product concentrations.
The Company depends on one supplier for a key excipient (ingredient) used in its products and one supplier for one of the active pharmaceutical ingredients.
 Intangible Assets -
On December 22, 2006, the Company acquired the U.S. rights to CRINONE (progesterone gel).   The cost of the acquisition was $33,000,000 in cash and was amortized over a 6.75-year period. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that was amortized over the remaining term of the license. The Company sold the U.S. rights to CRINONE as part of the Watson Transactions.
Amortization expense amounted to $2,522,364, $5,044,728 and $5,044,728 in 2010, 2009, and 2008, respectively.
Income Taxes -
Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2010 and 2009.
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
Accrued Expenses -
Accrued expenses consist of the following:

	2010	2009
Sales returns	$2,663,648	$1,883,623
Salaries	1,103,112	939,861
Interest	—	800,000
Professional fees	457,482	317,801
Inventory management fees	43,507	265,012
Marketing expenses	29,989	5,419
Royalties/Other	193,336	376,372
Total	$4,491,074	$4,588,088
Revenue Recognition -
The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Historically, revenues from the sale of products have been recorded at the time goods were shipped to customers; this will continue to be the case for sales of STRIANT and international sales. Subsequent to the closing on July 2, 2010 of the Watson Transactions, sales of Progesterone Products to Watson are recorded upon receipt of goods at Watson's warehouse. The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels. License fees are recorded over the life of the license. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees. Deferred revenue recognized as a result of the Watson Transactions is amortized over the remaining research and development period for the PREGNANT Study, including the Company's filing with, and the FDA's expected acceptance of, the related new drug application which is planned to occur in the first half of 2011, but there can be no assurance that these events will occur. Other deferred revenue is amortized over the life of the underlying agreement. License fees are recorded over the life of the license.
Sales Returns Reserves -
The Company's policy for sales to the trade, domestically, allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary. Other than for STRIANT returns, we are only responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Watson Transactions on July 2, 2010. The Company is not responsible for returns for international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.
An analysis of the reserve for sales returns follows:

	2010	2009	2008
Balance at beginning of year	$1,883,623	$1,864,316	$1,923,765
Provision:
Related to current period sales	934,190	671,259	674,020
Related to prior period sales	847,427	555,098	725,971
	1,781,617	1,226,357	1,399,991
Returns:
Related to current period sales	(62,061)	(28,092)	(130,551)
Related to 2006 Crinone® purchase	—	(31,793)	(300,152)
Related to prior period sales	(939,531)	(1,147,165)	(1,028,737)
	(1,001,592)	(1,207,050)	(1,459,440)
Balance at end of period	$2,663,648	$1,883,623	$1,864,316

Deferred Revenue -
Upon the closing of the Watson Transactions, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds (plus accrued interest) to the fair value of the 11.2 million shares of Common Stock in the amount of $11.8 million and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess has been recorded as deferred revenue and is being amortized (straight-line method) over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the FDA's expected acceptance of, the related new drug application which is planned to occur in the first half of 2011, but there can be no assurance that these events will occur.

	December 31	December 31,
	2010	2009
Cash Proceeds from Watson Transactions and Debt Forgiveness	$62,000,000	$—
Interest on Watson Note forgiven	50,000	—
Fair Value of Common Stock sold to Watson	(11,760,000)	—
Gross Proceeds less Value of Stock	50,290,000	—

Net Book Value of Intangible Assets Sold to Watson	(16,247,968)	—
Deferred Revenue related to Watson	34,042,032	—

Amortization of Deferred Revenue Related to Watson	(17,067,649)	—

Net Deferred Revenue - Watson	16,974,383	—

Deferred Revenue - Other	154,187	328,367

Total Deferred Revenue	$17,128,570	$328,367

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
Payments to Distributors -
The Company estimates fees it pays its distributors and specialty pharmacies for customer services that include supplemental sales calling, providing information about their customers and the processing of sales returns. These charges are split between selling and marketing expenses and as reduction to sales; the costs charged to selling and distribution expense in 2010, 2009 and 2008 were $0.2 million, $0.2 million and $0.5 million, respectively. The costs charged as a reduction to sales in 2010, 2009 and 2008 were $0.4 million, $0.6 million and $0.7 million, respectively.
Advertising Expense -
All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $0.6 million in 2010, $1.2 million in 2009 and $1.9 million in 2008 and is included in selling and distribution expense.
Research and Development Costs -
Company-sponsored research and development costs related to future products are expensed as incurred. The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010; as of December 31, 2010, the Company has spent $6.3 million. All other development costs incurred in connection with the development collaboration will be paid by Watson.
In 2010, the company applied for and received a Qualified Therapeutic Discovery Project (”QTDP”) tax grant through the IRS. We recorded $244,479 in the fourth quarter for 2010 as a reduction in R&D expenses. The grant was received in the first quarter of 2011.
Share-based compensation -
The Company recognizes compensation expense [ASC 718, “Share Based Payment”, formerly SFAS 123(R)], for all stock-based awards made to employees and directors including employee stock options based on estimated fair values.
ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2010, 2009 and 2008, were $2,800,256, $1,749,228 and $1,347,391, respectively, which consisted primarily of stock-based compensation expense related to employee stock options.
Loss per Share -
Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential Common Stock outstanding during the year. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive. Outstanding options and warrants excluded from the calculation amounted to 18,692,755, 16,903,059 and 9,731,213 at December 31, 2010, 2009 and 2008, respectively.
Cash Equivalents -
The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.
Reclassifications -
For comparability purposes, certain prior year amounts in the Consolidated Financial Statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.
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
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

(4)	INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Upon the adoption of FASB ASC 740 and through December 31, 2010, the Company had no unrecognized tax benefits.
The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2010	2009	2008
Federal income tax rate	(34.0)%	(34.0%)	(34.0%)

Foreign income tax benefit/loss	(9.8)%	(7.7%)	(18.2%)
State tax net of federal benefit	(1.6)%	(5.2%)	(11.0%)
Permanent Items:
Change in fair value of redeemable warrants	12.1%	—%	—%
Change in fair market value of stock warrants	8.0%	—%	—%
Incentive stock options	2.2%	1.7%	1.0%
Other	(1.4)%	0.1%	1.0%
Effect of permanent differences	20.9%	1.8%	2.0%

Effective income tax rate	(24.5)%	(45.1)%	(61.2)%

Increase in valuation allowance	22.4%	43.5%	55.4%
Effective income tax rate	(2.1)%	(1.6)%	(5.8)%

As of December 31, 2010, the Company has U.S. tax net operating loss carryforwards of approximately $160 million which expire through 2030. The Company also has unused tax credits of approximately $1.7 million which expire at various dates through 2028. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010.

Deferred Tax Assets (Liabilities)
	2010		2009
Share Based awards compensation	$1,090,139		$671,444
Allowance for doubtful accounts	29,135		28,125
Allowance for returns	1,034,780		706,359
Inventory reserve	—		30,083
Book accumulated depreciation net of tax	(25,332)		(21,484)
Accum amortization - CRINONE license	—		3,138,209
Deferred revenue - Watson	6,593,997	—	—
Other deferred revenue	36,419	—	—
Accrued professional fees	52,443		—
Vacation & bonus accrual	31,583		24,652
Inventory capitalization	11,429		40,253
Patents	862,132		487,688
Long term debt (book amortization beneficial conversion)	—		(1,530,254)
Federal net operating loss	54,487,943		55,055,721
State net operating loss	3,478,298		2,948,608
Unused R&D credit	1,657,701		1,383,187
Contributions	1,670		488
Other	10,658		—
Net Deferred Tax Assets	69,352,995		62,963,079
Less Valuation Allowance:
Federal	(69,352,995)		(62,963,079)
Deferred Tax Assets	$—		$—

The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. Tax years ended December 31, 2006 or later remain subject to examination by the IRS. State and local jurisdiction tax returns remain subject to examination for tax years ended December 31, 2006 or later.

(5)	STRATEGIC ALLIANCE AGREEMENTS:
In May 1995, the Company entered into a worldwide license and supply agreement with American Home Products Corporation (under which its Wyeth-Ayerst Laboratories division (“Wyeth”) marketed CRINONE. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On May 27, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE® ” to obstetricians, gynecologists and all other physicians in the U.S. that were not on Merck Serono’s target list of fertility specialists. During the year ended December 31, 2010, the Company recorded an adjustment to revenues of $123,000 related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2009. During the year ended December 31, 2009, the Company recorded an adjustment to revenues of $320,000 related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2008. During the year ended December 31, 2008, the Company recorded an adjustment to revenues of $350,000 related to estimated price adjustments for CRINONE sold to Merck Serono in 2007. These adjustments are for the effects of government tenders awarded and foreign exchange differences from established rates at the beginning of each year.
Effective May 5, 2000, the Company licensed its Legatrin® PM brand to Lil’ Drug Store. Under the terms of this agreement, the Company receives license fees equal to 20% of the licensee’s net sales of Legatrin PM. This agreement had a five-year term with provisions for renewal and contains an option that allows the licensee to acquire this brand from the Company. In May 2010, the license for Advanced Formula Legatrin PM renewed automatically to May 2015.
On October 16, 2002, the Company and Ardana entered into a license and supply agreement for STRIANT in 18 European countries (excluding Italy). Under the agreement the Company received $6.0 million. In July 2008, the Company terminated the development and license agreement pursuant to its rights under the agreement to terminate it in the event of the insolvency of Ardana. Ardana announced in June 2008 that it suspended trading in its shares, was no longer in a position to continue its operations, and had appointed administrators of the company. In the quarter ended September 30, 2008, the Company recognized $2.9 million of deferred revenue from the cancellation of the agreement. The Company recognized license revenue under this agreement of$0.0, $0.0, and $3.2 million in 2010, 2009, and 2008, respectively.
In May 2003, the Company and Mipharm entered into an agreement under which Mipharm will market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm is obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. The Company received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. Mipharm will provide additional performance payments upon the achievement of certain levels of sales in Italy, and the Company will receive a percentage markup on the cost of goods for each unit sold. Mipharm is a manufacturer of STRIANT under a May 2002 agreement. The Company has recognized the license revenue on this agreement over a 132 month period. Mipharm assigned the agreement to Sandoz S.p.A in 2009 and Sandoz discontinued marketing the product in 2010 due to low sales volume. In November, 2010, the Company and Sandoz terminated the agreement. Due to this termination, we have accelerated the amortization of the remaining balance of the deferred revenue; revenue was recognized in the amount of $265,168, $53,199 and $41,574 in 2010 and 2009, and 2008, respectively.
On September 27, 2007, the Company entered into a License and Supply Agreement with Ascend Therapeutics, Inc. (“Ascend”), pursuant to which the Company granted Ascend an exclusive, five year license to market and sell the Company’s PROCHIEVE 4% product in the U.S. effective January 1, 2008. Ascend purchased product from Columbia at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement. On January 21, 2010, Ascend notified the Company that it was terminating the license and supply agreement as of July 23, 2010, pursuant to the terms of the agreement.
See Note 2 for a description of the Company's agreements with Watson.

(6)	NOTES PAYABLE:
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes to a group of existing institutional investors. The notes bore interest at a rate of 8% per annum and were subordinated to the PharmaBio financing agreements (see Note 7) and were to mature on December 31, 2011. They were convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expire on December 22, 2011, unless earlier exercised or terminated. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.
The Company recorded original issue discounts of $6,272,566 to the notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the notes. These discounts were being amortized at an imputed rate over the five year term of the related notes. For the years ended December 31, 2010, 2009 and 2008, $783,346, $2,890,897 and $2,535,788, respectively, of amortization related to these discounts is classified as interest expense in the consolidated statements of operations. Unamortized discounts of $0 and $7,034,137 have been reflected as a reduction to the face value of the convertible notes in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.
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
The Warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants. The Warrants contain a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company issues shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study. This resulted in the Warrants being recorded as a liability; the Company determined the fair value using the Black-Scholes model. The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893. It was increased as of December 31, 2010 by $7,961,939 to $13,471,832. The value of the redeemable warrants has been adjusted for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study on December 6, 2010. During the first quarter of 2011, the obligation will be reclassified to Capital In excess of Par Value. On December 6, 2010, the Company announced the topline results of the PREGNANT Study; the contingent redemption rights expire on January 20, 2011, 45 days after the announcement. The Company calculated the value of the warrants at expiration to be approximately $16 million, recorded an additional charge of approximately $2.6 million and will reclassify the value of the warrants to Capital in Excess of Par Value in the first quarter of 2011.
.

(7)	FINANCING AGREEMENTS:
In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term is seven years. Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the term of the STRIANT Agreement, assuming an interest rate of 15%. The Company recorded $1,146,443, $2,245,647 and $1,878,364 as interest expense in 2010, 2009 and 2008, respectively. The STRIANT Agreement called for a true-up payment on November 14, 2006 equal to the difference between royalties paid through and for the third quarter of 2006 and $13,000,000. On April 14, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with PharmaBio pursuant to which the Company agreed to pay approximately $12 million of this true-up payment seven months early. Accordingly, on April 14, 2006, the Company paid PharmaBio $11,585,235 (the “Early Payment”), which was the present value of a November 14, 2006 $12 million true-up payment using a six percent (6%) annual discount factor. In consideration of such payment, PharmaBio agreed that PharmaBio would be deemed (solely for purposes of the STRIANT Agreement) to have received on account of that payment $12 million for purposes of the true-up payment. In the event that, as of the payment date for the true-up payment, the aggregate amount of royalties paid under the STRIANT Agreement, including the Early Payment, exceeded $13 million, the Company would have been entitled to have such excess reimbursed.
Liabilities from financing agreements at December 31, 2009 consist of the following:

STRIANT Agreement	$15,379,303
Less: current portion	144,897
Total	$15,234,406

On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment was due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company would escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company has agreed that if it issued the secured promissory note on November 30, 2010, the Company would on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. The warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrant is exercisable at $1.15 per share, permits cashless exercise, and provides piggyback registration rights. Using the Black Scholes valuation model, the Company determined the value of the warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which was being amortized over the 16 months through November 2010.
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
On July 2, 2010, the Company paid $16.2 million to PharmaBio and the STRIANT Agreement was terminated. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the 900,000 warrants was written off. PharmaBio retains the 900,000 warrants to purchase shares of Common Stock.

(8)	DEBT EXTINGUISHMENT:
A charge to operations in the twelve months ended December 31, 2010 representing the loss on all debt extinguishment for the Notes, PharmaBio debt and the write-off of the remaining balance of deferred financing costs was made as of the closing date of the Watson Transactions in the amount of $5,156,775, the proceeds from which were used to extinguish the debt.

Net Book Value of Long-Term Notes Payable		$34,558,425
Consideration:	Number of shares
Fair Value of Stock issued to Noteholders	7,407,407	(7,777,777)
Cash		(25,999,999)
Warrants to purchase shares of Common Stock	7,750,000	(5,509,893)

Loss on Extinguishment of Notes		(4,729,244)

Gain (Loss) on Debt Extinguishment of PharmaBio Debt		310,622
Write-off of Deferred Charges		(738,153)
Net Loss on Debt Extinguishment		$(5,156,775)

(9)	FINANCING AGREEMENTS-WATSON NOTE:
On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to the Watson Note. Amounts due under the Watson Note accrued interest at the rate of 4% per annum. If the Watson Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Watson Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Watson Note) with any party other than as contemplated pursuant to the Watson Transactions, the Watson Note would accelerate, and the Company would be required to repay all amounts due under the Watson Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company's Notes were paid in full or (ii) 21 Trading Days (as defined in the Watson Note) after the occurrence of such Fundamental Transaction. If neither the Watson Transactions nor another Fundamental Transaction closed, the Watson Note would become due and payable on December 31, 2011. If the Company were required to repay the Watson Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Watson on the date the Watson Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.
The proceeds of the Watson Note were intended to be used by the Company for purposes of financing product development activities as described in the Watson Note and for general corporate purposes.
The Watson Note was unsecured and subordinate in right of payment to the Company's obligations to PharmaBio under the STRIANT Agreement. As required by the STRIANT Agreement, pursuant to a Letter Agreement dated June 1, 2010 between the Company and PharmaBio, PharmaBio consented to the Company entering into, and incurring the debt under, the Watson Note. The Watson Note was also subordinate in right of payment to the Company's Notes. The Watson Note contained certain covenants and representations and warranties, including a covenant which prohibited the Company from incurring any additional indebtedness that would rank senior or pari passu to the Watson Note, subject to certain exceptions specified in the Watson Note.
The Watson Note contained customary events of default and acceleration provisions. Upon the occurrence of a default under the Watson Note and so long as the same remained continuing, all unpaid amounts thereunder, together with all accrued but unpaid interest thereon, would become payable.
Upon the closing of the Watson Transactions on July 2, 2010, the Watson Note and the accrued interest were forgiven.
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

(10)	CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK
In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2003, 500 shares of Series C Preferred Stock were converted into 142,857 Common Shares; in 2006, 50 shares of Series C Preferred Stock were converted into 14,285 Common Shares, in 2007, 2,075 shares of Series C Preferred Stock were converted into 1,564,548 Common Shares; in 2008, 350 shares of Series C Preferred Stock were converted into 235,426 Common Shares and in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 Common Shares. In 2010, there were no shares of Series C Preferred Stock that were converted. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations.

(11)	SHAREHOLDERS’ EQUITY
Preferred Stock - Authorized Preferred Stock is 1,000,000 shares at a par value of $0.01 per share.
In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock. At December 31, 2010 only 130 shares remain outstanding.
Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of Common Stock into which the preferred stock is convertible.
On March 12, 2002, the Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires a specified amount (the "Specified Amount") (originally 15%) or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning the Specified Amount or more of the Company’s voting stock. The rights will expire on March 12, 2012. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires the Specified Amount or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's Common Stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of the Specified Amount or more of the Company’s voting stock, subject to certain exceptions.
On November 29, 2010, the Board of Directors of the Company adopted an amendment and restatement (the "Amendment") of the Rights Agreement, dated as of March 13, 2002 (the "Original Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC, as successor rights agent (as amended, the "Rights Plan").
In general, the Amendment leaves the Original Rights Agreement unchanged in all material respects, other than changing the trigger for the Rights becoming exercisable from 15% to 4.99% of the outstanding Voting Rights (as defined in the Rights Plan), expanding the concept of "beneficial ownership" to include shares owned (including those owned indirectly and constructively) under Section 382 of the Code and modifying the provisions relating to the exchange of Rights for Common Stock.
The Company adopted the Amendment to preserve the value of the Company's net operating loss carry forwards (the "Tax Benefits"), because its ability to fully use the Tax Benefits on an annual basis to offset future income may be substantially limited if the Company experiences an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986

(the "Code"). Generally, the Company would experience an "ownership change" under Section 382 of the Code if a greater than 50 percentage point change in ownership of the Voting Stock (as defined in the Rights Plan and described below) by stockholders who beneficially own (or who are deemed to own) 5% or more of the Company's Voting Stock occurs over a rolling three year period.
The Rights Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person (together with such person's affiliates and associates), without the approval of the Board, (i) from acquiring 4.99% or more of the outstanding Voting Stock and (ii) that currently beneficially owns 4.99% or more of the outstanding Voting Stock from acquiring more shares of Voting Stock, other than by exercise or conversion of currently existing warrants, convertible securities or other equity-linked securities. There is no guarantee that the Rights Plan will prevent the Company from experiencing an ownership change.
On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share
Common Stock -
During the third quarter of 2010, the Company issued 11,200,000 shares of Common Stock, valued at $11,760,000, as part of the Watson Transactions and 7,407,407 shares of Common Stock, valued at $7,777,777, as part of the Note Purchase Agreement. Also during the third quarter of 2010, the Company entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P. to repurchase, at $0.90 per share for an aggregate purchase price of approximately $3 million, 3,333,330 shares of Common Stock. The Company issued 59,375 shares of Common Stock out of treasury stock for the exercise of stock options for proceeds of $79,149. The Company granted 65,218 shares of restricted stock to members of the Board of Directors.
During the first quarter of 2009, the Company issued 451,807 shares of Common Stock in a registered offering with gross proceeds of $750,000. During the fourth quarter of 2009 the Company issued 10,900,000 shares of Common Stock and 5,450,000 warrants to purchase Common Stock in a registered offering with proceeds net of offering costs of $10,706,305. Also, in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised. The Company granted 326,776 shares of restricted stock to its key employees and to members of the Board of Directors.
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

Warrants -
As of December 31, 2010, the Company had warrants outstanding for the purchase shares of Common Stock. Information on outstanding warrants is as follows:

Weighted Average Exercise Price	Warrants	Expiration Date

$1.15	900,000	7/22/2014
1.35	7,750,000	7/2/2015
1.52	5,450,000	4/30/2015
5.39	1,857,041	3/11/2011
5.50	2,285,714	11/22/2011
5.85	100,000	3/12/2011
8.35	350,000	3/12/2011

$2.45	18,692,755

During 2010, warrants to purchase 7,750,000 shares of the Company’s Common Stock at an exercise price of $1.35 per share were issued as part of the Note Purchase Agreement which by their terms expire July 2, 2015. The fair value of the warrant liability at date of issuance was calculated using the Black-Scholes option pricing model and determined to be $5,509,893. It was increased as of December 31, 2010 by $7,961,939 to $13,471,832. (See Note 6)
During 2009, warrants to purchase 900,000 shares of the Company’s Common Stock at an exercise price of $1.15 per share were issued in conjunction with the right to issue the secured promissory note to PharmaBio which by their terms expire November 30, 2015. Also, in 2009, warrants to purchase 5,450,000 shares of the Company’s Common Stock at an exercise price of $1.52 per share were issued to investors in the October 2009 financing which by their terms expire on April 30, 2015. In accordance with ASC 815 "Derivatives and Hedging - Contracts in Entity's Own Equity", these warrants have been recorded as liabilities, measured at fair value on the date of issue, with changes in the fair values recognized in the Company's statement of operations. The fair value of the warrant liability at date of issuance was calculated using the Black-Scholes option pricing model and determined to be $4,057,187. It was increased as of December 31, 2010 by $5,229,089 to $9,286,906 This warrant liability will be marked to market in future periods which could materially affect the statement of operations.
No warrants were issued in 2008.
No warrants were exercised in 2010, 2009 and 2008.

(12)	STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation costs for the years ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended
	December 31,
	2010	2009	2008
Employee stock-based compensation in:
Cost of revenue	$138,444	$73,630	$68,046
Selling and distribution	1,118,221	450,226	175,375
General and administrative	1,297,927	1,085,785	973,148
Research and development	245,664	139,587	98,002
Total employee stock-based compensation in operating expenses	2,661,812	1,675,598	1,246,525
Total employee stock-based compensation	$2,800,256	$1,749,228	$1,314,571

Stock-based compensation expense in the amount of $1.4 million for the acceleration and modification of the vesting of stock options and restricted shares was recognized as a result of the Watson Transactions and is reflected in the total stock-based compensation reported for the year ended December 31, 2010 in the amounts shown above. Stock based compensation for consultants amounted to $483,893, $222,554, and $32,820 for 2010, 2009 and 2008, respectively. No tax benefit has been recognized due to net losses during the periods presented.
As of December 31, 2010, total unamortized share-based compensation cost related to non-vested stock options was $669,975 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 42 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.
The assumptions used to value options granted are as follows:

	2010	2009	2008
Risk free interest rate	1.38%	1.71%	2.25%
Expected term	4.75 years	4.2 years	4.75 years
Dividend yield	—	—	—
Expected volatility	92.45%	93.04%	85.49%

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
A summary of the status of the Company’s two stock option plans as of December 31, 2010, 2009, and 2008 is presented below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,960,304	$2.70	4,863,488	$3.47	4,936,335	$4.64
Granted	1,048,000	1.07	1,842,525	1.40	1,275,700	2.58
Exercised	(59,375)	1.33	—	—	(318,149)	1.87
Forfeited	(614,900)	3.37	(745,709)	4.05	(1,030,398)	9.10
Outstanding at end of year	6,334,029	$2.56	5,960,304	$2.70	4,863,488	$3.47
Options exercisable at year end	5,326,029		3,168,023		2,688,841

The weighted average grant date fair values of options granted in 2010, 2009 and 2008 was $0.74, $0.78, and $1.39 per share, respectively.
The weighted average exercise price and the weighted average remaining contractual life of the outstanding options expected to vest at December 31, 2010 amounted to $2.56 and 4.2 years, respectively.
The aggregate intrinsic value of options outstanding, options expected to vest and options exercisable at December 31, 2010 were $3,551,801, $1,210,560 and $2,341.241, respectively. The intrinsic value of options exercised in 2010, 2009 and 2008, respectively, were $44,764 $0, and $0. Our current policy is to utilize shares held in treasury to settle option exercises and issue new shares for restricted stock grants.
As a result of the completion of the Watson Transactions, the vesting of all unvested options and restricted shares was accelerated which resulted in an incremental expense of $1,299,519. In addition, the normal expiration terms for those employees who were terminated as a result of the Watson Transactions was extended from 90 days to approximately 270 days or March 31, 2011. The Company recorded a charge of $57,470 related to this modification. Lastly, two executives were provided with an extension of their vested options which will resulted in an expense of $469,237.
Restricted stock grants consist of grants of the Company’s Common Stock that may vest in the future. The Board has set a one, two, or four year vesting period for most of the issued restricted shares except annual grants to independent Directors which vest at the next annual meeting of stockholders. The fair value of each restricted share grant is equal to the market price of the Company’s Common Stock at the date of grant. Expense relating to restricted shares is at the closing price amortized ratably over the vesting period.
A summary of the Company’s restricted stock activity and related information for 2010 is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at beginning of period	337,039	$1.55	238,115	$2.23	197,096	$2.36
Granted	112,148	1.07	326,776	1.31	172,553	2.36
Vested	(309,339)	1.07	(186,227)	3.70	(122,484)	2.94
Forfeited	(46,930)	3.92	(41,625)	1.66	(9,050)	1.94
Unvested at December 31, 2010	92,918	$1.07	337,039	$1.55	238,115	$2.23

As of December 31, 2010, there was $0.1 million of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.7 million and $0.4 million, respectively.

(13)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson for the year ended, December 31, 2010; there were no related party transactions for 2009 and 2008.

2010
REVENUES
Net product revenues	$2,015,584

Royalties	1,051,184

Other revenue (amortization of
deferred revenue)	17,067,649
Total net revenues	20,134,417

COST OF PRODUCT REVENUES
Cost of product revenues	1,357,098
Gross profit	$18,777,319

To ensure the successful transition of the commercial operations of CRINONE and PROCHEIVE, the Company has continued certain contracts and services with its vendors on behalf of Watson for which Watson is reimbursing the Company. These expenses and payments have been netted within operating expenses. The Company has either received payment or accrued for these expenses due from Watson for approximately $1,100,000.

(14)	COMMITMENTS AND CONTINGENCIES:
Cash and cash equivalents-
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.
Leases -
The Company leases office space and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2010, 2009 and 2008 totaled $326,949, $308,079 and $330,772, respectively. Future minimum lease payments as of December 31, 2010 are as follows:

2011	$244,532
2012	233,066
2013	187,031
2014	—
Beyond	—
Total	$664,629
Royalties -
In 1989, the Company purchased the assets of Bio-Mimetics Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures which were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. was entitled to a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments were payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. The Company was required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock was $20 or more on March 2, or within 30 days after the date, of any year. The Company could not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties were paid. Royalty expense under this agreement amounted to $31,546, $104,967, and $132,023 in 2010, 2009 and 2008, respectively. See “Legal Proceedings”
Legal Proceedings -
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
 In connection with the 1989 purchase of the assets of Bio-Mimetics, Inc., which assets consisted of the patents underlying the Company's bioadhesive delivery system, other patent applications, and related technology, the Company agreed to pay Bio-Mimetics a royalty equal to two percent of the net sales of products based on the assets up to an aggregate of $7.5 million until the last of the relevant patents expired. The Company determined that royalty payments on STRIANT, PROCHIEVE, and CRINONE terminated in September of 2006, with the expiration of a certain Canadian patent, but continued on Replens and RepHresh. Bio-Mimetics sued the Company in the United States District Court for the District of Massachusetts (the "District Court") (Bio-Mimetics, Inc. v. Columbia Laboratories, Inc.) alleging breach of contract, unfair or deceptive trade practices, and incorrect inventorship on certain Company patents.  On March 31, 2010, the District Court granted the Company's summary judgment motion in part and dismissed the claims other than the breach of contract claim. Following reconsideration of its March 31, 2010 order, on May 26, 2010, the District Court entered judgment for the Bio-Mimetics on the breach of contract claim. The Company and Bio-Mimetics each appealed the rulings of the District Court adverse to their interests to the United States Court of Appeals (initially to the First Circuit, but the appeal was transferred to the Federal Circuit). The Company recorded a reserve for $2.2 million in selling and distribution expenses in the quarter ended September 30, 2010, to account for a probable decision against the Company. On December 3, 2010, the Company and Bio-Mimetics executed a settlement agreement under which all litigation was dismissed with prejudice, the prior agreements between the parties were terminated, and the Company paid Bio-Mimetics $1.8 million.

(15)	GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:
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
The following table shows selected information by geographic area:

	Revenues	Profit (Loss) from Operations	Identifiable Assets
As of and for the year ended December 31, 2010-
United States	$33,281,893	$(5,837,836)	$25,671,205
Switzerland	10,353,058	7,011,629	4,187,637
Other	2,041,346
Subtotal International	12,394,404	7,011,629	4,187,637
Total	$45,676,297	$1,173,793	$29,858,842

As of and for the year ended December 31, 2009-
United States	$19,997,178	$(18,771,745)	$37,263,748
Switzerland	8,610,429	5,608,298	6,493,471
Other	3,588,774	—	—
Subtotal International	12,199,203	5,608,298	6,493,471
Total	$32,196,381	$(13,163,447)	$43,757,219

As of and for the year ended December 31, 2008-
United States	$17,950,995	$(14,978,075)	$38,806,638
Switzerland	9,168,230	7,720,690	6,815,851
Other	9,109,889	—	—
Subtotal International	18,278,119	7,720,690	6,815,851
Total	$36,229,114	$(7,257,385)	$45,622,489

Customer Concentration -
The following table presents information about Columbia’s revenues by customer, including royalty and license revenue for the three years ended December 31:

	2010	2009	2008
Watson	$20,122,930	$—	$—
MerckSerono	10,353,058	8,627,333	9,168,230
Lil' Drug Store Products, Inc.	3,787,133	6,592,945	6,218,949
Cardinal Healthcare	3,729,885	5,662,507	5,612,748
McKesson	3,130,158	4,574,128	4,990,960
All others (none over 5%)	4,553,133	6,739,468	10,238,227
Total	$45,676,297	$32,196,381	$36,229,114

Revenue by Product
The following table sets forth the breakdown of the Company's consolidated net revenues, consisting of sales, royalty and licensing income, by revenue source for each product accounting for 10% or more of consolidated revenues in any of the three years ended December 31:

	2010	2009	2008
CRINONE®	$21,249,096	$22,166,867	$21,439,847
Watson Royalties and Deferred Revenue Recognition	18,118,833	—	—
RepHresh®	1,971,981	3,021,944	3,316,193
Replens®	1,815,365	3,199,132	2,905,486
STRIANT®	1,293,416	1,732,691	2,221,480
PROCHIEVE®	716,872	1,642,161	2,697,255
Other	510,734	433,586	3,648,853
Total	$45,676,297	$32,196,381	$36,229,114

(16)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
The following table summarizes selected quarterly data for the years ended December 31, 2010 and 2009:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net product sales	$7,103,756	$9,480,911	$5,117,378	$5,344,685	$27,046,730
Royalties	52,356	(48,386)	540,379	708,033	1,252,382
Other revenues	16,787	16,560	8,503,655	8,840,183	17,377,185
Net revenues	7,172,899	9,449,085	14,161,412	14,892,901	45,676,297
Gross profit	5,996,320	7,363,429	11,191,585	12,104,062	36,655,396
Loss from operations	(4,983,317)	(2,822,782)	892,645	8,087,247	1,173,793
Net loss	(13,245,526)	(4,227,352)	257,621	(4,615,425)	(21,830,682)
Basic and diluted loss per common share*	$(0.20)	$(0.06)	$0.00	$(0.06)	$(0.30)

2009
Net sales	$7,224,370	$8,286,623	$7,807,944	$8,443,858	$31,762,795
Royalties	83,517	121,586	81,713	86,364	373,180
Other revenues	13,300	15,495	13,300	18,311	60,406
Net Revenues	7,321,187	8,423,704	7,902,957	8,548,533	32,196,381
Gross profit	5,541,169	6,084,353	5,341,397	6,034,924	23,001,843
Loss from operations	(3,247,187)	(3,060,393)	(3,422,766)	(3,433,101)	(13,163,447)
Net loss	(5,333,567)	(5,240,661)	(5,853,262)	(5,442,068)	(21,869,558)
Basic and diluted loss per common share*	$(0.10)	$(0.10)	$(0.11)	$(0.09)	$(0.39)

*    The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

The explanations for major variances from quarter to quarter for the year ended December 31, 2010 are:

1.	The reduction in net product sales in the third and fourth quarters of 2010 reflects the transfer of domestic Progesterone Product sales to Watson.

2.	The increase in royalties in the third and fourth quarter of 2010 primarily reflects the royalties earned on sales of Progesterone Products made by Watson.

3.
The increase in other revenues in the third and fourth quarter of 2010 primarily reflects the amortization of the gain from the sale of the Progesterone Products assets to Watson of $8.5 million and $8.6 million, respectively.

4.
The improvement in operating results during 2010 is due to the amortization of the gain from the sale of the of Progesterone Products to Watson which commenced in the third quarter of 2010, as well as reduction in costs related to the elimination of the commercial sales organization, and amortization of intangible costs which also occurred in the third quarter of 2010.

5.
In the third quarter of 2010, the Company established a reserve of $2.2 million for back royalties and pre-judgment interest for Bio-Mimetics, Inc.; in the fourth quarter the reserve was decreased by $0.4 million to reflect the actual settlement.

6.    During the fourth quarter of 2010, a charge of $13.1 million was recorded to adjust the Redeemable Warrants and Common Stock Warrant Liability to fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

The audits referred to in our report dated March 10, 2011 relating to the consolidated financial statements of Columbia Laboratories, Inc., which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 10, 2011

U. S.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

Description	Balance at beginning of year	Charged to (credited to) costs and expenses	Deductions	Balance at end of year

YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful accounts	$100,000	$59,297	$59,297	$100,000
YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$95,733	$4,267	$—	$100,000

EXHIBIT INDEX

Exhibit No	Description
2.1	Purchase and Collaboration Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated March 3, 2010 (33)

3.1	Restated Certificate of Incorporation of the Company, as amended (13)

3.2	Amended and Restated By-laws of Company (3)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (36)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (3)

4.2	Securities Purchase Agreement, dated as of January 7, 1999, between the Company and each of the purchasers named on the signature pages thereto (3)

4.3	Securities Purchase Agreement, dated as of January 19, 1999, among the Company, David M. Knott and Knott Partners, L.P. (3)

4.4	Form of Warrant to Purchase Common Stock (3)

4.5	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (12)

4.6	Preferred Stock Purchase Agreement, dated as of May 10, 2005, among Columbia Laboratories, Inc., Perry Partners L.P. and Perry Partners International, Inc. (12)

4.7	Securities Purchase Agreement, dated March 10, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (14)

4.8*	Form of Restricted Stock Agreement (16)

4.9*	Form of Option Agreement (23)

4.10	Securities Purchase Agreement, dated December 21, 2006, by and between Columbia Laboratories, Inc. and the Purchasers listed on Exhibit A thereto (18)

4.11	Form of Warrant (36)

4.12	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated November 29, 2010 (39)

10.1	1996 Long-term Performance Plan, as amended, of the Company (2)

10.2	Asset Purchase, License and Option Agreement between Bio-Mimetics, Inc. and Columbia Laboratories, Inc., dated November 22, 1989 (1)

10.3	Settlement Agreement and Release dated as of March 16, 2000 between Columbia Laboratories (Bermuda) Ltd. and Lake Consumer Products, Inc. (5)

10.4	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (6)

10.5†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (7)

Exhibit No	Description
10.6†	Investment and Royalty Agreement dated March 5, 2003 between the Company and PharmaBio Development Inc. (8)

10.7†	License and Supply Agreement Dated May 27, 2003 between the Company and Mipharm S.p.A. (9)

10.8*	Form of Indemnification Agreement for Officers and Directors (10)

10.9†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (11)

10.10†	Supply Agreement dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc.(11)

10.11	Letter Agreement Supplement to STRIANT Investment and Royalty Agreement dated April 14, 2006 (15)

10.12*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (16)

10.13†	Agreement, dated December 21, 2006, by and among Ares Trading S.A., Serono, Inc., the Company and its wholly-owned subsidiary, Columbia Laboratories (Bermuda), Ltd (18)

10.14	Amendment No. 1 to the Amended and Restated License and Supply Agreement, entered into December 21, 2006, by and between Ares Trading S.A and Columbia Laboratories (Bermuda), Ltd. (18)

10.15	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (19)

10.16†	License and Supply Agreement between Columbia Laboratories, Inc. and Ascend Therapeutics, Inc., dated September 27, 2007 (20)

10.17	Supply Agreement between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories Limited, dated July 12, 1996 (21)

10.18	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (21)

10.19*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (22)

10.20*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (23)

10.21*	Form of Executive Change of Control Severance Agreement (23)

10.22	Stock Purchase Agreement, by and between the Company and Numoda Corporation, dated January 6, 2009 (24)

10.23*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (23)

10.24*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (28)

10.25*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and James A Meer dated March 11, 2009 (25)

Exhibit No	Description
10.26*	Separation and Release Agreement by and between Columbia Laboratories, Inc. and James A. Meer effective as of May 18, 2009 (25)

10.27*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (26).

10.28	Second Amendment to Investment and Royalty Agreement, by and between the Company and PharmaBio Development, Inc., July 22, 2009 (27)

10.29	Placement Agent Agreement, by and among the Company, Oppenheimer & Co., Inc. and The Benchmark Company, LLC, dated October 22, 2009 (29)

10.30	Form of Subscription Agreement (29)

10.31	Form of Warrant to Purchase Common Stock (29)

10.32*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (30)

10.33	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (31)

10.34*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (32)

10.35*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (32).

10.36	Note Purchase and Amendment Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated March 3, 2010 (33).

10.37	Contingent Agreement on Final Payment and Termination of the Striant Investment and Royalty Agreement by and between Columbia Laboratories, Inc. and PharmaBio Development Inc. dated March 3, 2010 (33)

10.38*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010 (34)

10.39†	Second Amended and Restated License and Supply Agreement dated May 14, 2010 between the Company and Ares Trading S.A.(35)

10.40	Investor’s Rights Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (36)

10.41	Supply Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (36)

10.42	License Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (36)

10.43	Securities Purchase Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated August 9, 2010 (37)

10.44	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (38)

10.45	Settlement Agreement and Release by and between Bio-Mimetics, Inc. and Columbia Laboratories, Inc. dated December 3, 2010 (40)

Exhibit No	Description
10.46*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr., dated March 1, 2011 (41)

14	Code of Ethics of the Company (10)

21	Subsidiaries of the Company (41)

23.1	Consent of BDO USA, LLP

31(i).1	Certification of Chief Executive Officer of the Company (41)

31(i).2	Certification of Chief Financial Officer of the Company (41)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (41)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (41)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-31962) declared effective on May 14, 1990

2/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

3/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

7/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

9/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2003

10/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

11/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

12/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

Exhibit No	Description
13/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 16, 2006

15/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 17, 2006

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 17, 2006

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 26, 2006

19/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

20/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated November 8, 2007

21/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

22/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

23/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 8, 2009

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2009

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 24, 2009

28/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 23, 2009

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

34/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 5, 2010

Exhibit No	Description
35/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 18, 2010

36/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 6, 2010

37/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2010

38/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 15, 2010

39/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 30, 2010

40/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 6, 2010

41/	Filed herewith