Form 10-Q
period 2011-03-31
COLUMBIA LABORATORIES INC
filed 2011-05-05
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 5, 2011: 89,910,269.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (the “2010 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2011.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $15,254,034 in 2011 and $8,245,818 in 2010 is interest bearing	$20,060,211	$21,630,979
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2011 and 2010 (including amounts from related parties: 2011 - $555,441; 2010 - $0)	3,016,942	4,141,026
Inventories	2,903,388	2,586,207
Prepaid expenses and other current assets	900,316	497,947
Total current assets	26,880,857	28,856,159
Property and equipment, net	473,305	518,542
Other assets	464,321	484,141
TOTAL ASSETS	$27,818,483	$29,858,842

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,829,127	$5,393,966
Accrued expenses	3,960,640	4,491,074
Deferred revenue (amounts from related parties)	8,580,457	16,974,383
Total current liabilities	15,370,224	26,859,423
Deferred revenue	119,531	154,187
Redeemable warrants	—	13,471,832
Common stock warrant liability	14,345,017	9,286,906
TOTAL LIABILITIES	29,834,772	49,772,348
COMMITMENTS AND CONTINGENCIES
Contingently redeemable series C preferred stock, 600 shares issued and outstanding (liquidation preference of $600,000)	600,000	600,000
SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 24,000 shares issued and outstanding (liquidation preference of $2,400,000) in 2011 and 59,000 shares issued and outstanding (liquidation preference of $5,900,000) in 2010	240	590
Common stock $.01 par value; 150,000,000 authorized; 86,731,337 and 84,434,611 shares issued in 2011 and 2010, respectively	867,313	844,345
Capital in excess of par value	276,315,144	260,600,989
Less cost of 3,462,124 treasury shares in 2010	—	(3,346,090)
Accumulated deficit	(279,996,832)	(278,809,945)
Accumulated other comprehensive income	197,845	196,604
Shareholders' deficiency	(2,616,289)	(20,513,506)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$27,818,483	$29,858,842
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
Net product revenues (including amounts from related parties:
2011 - $426,780; 2010 - $0)	$3,464,944	$7,103,756
Royalties (including amounts from related parties:
2011 - $540,000; 2010 - $0)	600,813	52,356
Other revenues (including amounts from related parties:
2011 - $8,393,926; 2010 - $0)	8,428,582	16,787
Total net revenues	12,494,339	7,172,899
COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related parties:
2011 - $388,133; 2010 - $0)	2,034,838	1,176,579
Gross profit	10,459,501	5,996,320
OPERATING EXPENSES:
Selling and distribution	57,842	3,250,319
General and administrative	2,356,478	4,126,318
Research and development	1,345,601	2,341,818
Amortization of licensing right	—	1,261,182
Total operating expenses	3,759,921	10,979,637
Income (loss) from operations	6,699,580	(4,983,317)
OTHER INCOME (EXPENSE):
Interest income	1,525	1,620
Interest expense	(3,888)	(2,302,794)
Change in fair value of derivative	—	(5,848,150)
Change in fair value of redeemable warrants	(2,721,205)	—
Change in fair value of stock warrants	(5,058,111)	—
Other, net	(101,860)	(110,685)
Total other expenses	(7,883,539)	(8,260,009)
Loss before taxes	(1,183,959)	(13,243,326)
State income taxes	(2,928)	(2,200)
NET LOSS	$(1,186,887)	$(13,245,526)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	83,703,219	65,388,921
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
NET LOSS	$(1,186,887)	$(13,245,526)
Other comprehensive income (loss):
Foreign currency translation	1,241	(8,818)
COMPREHENSIVE LOSS	$(1,185,646)	$(13,254,344)
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,186,887)	$(13,245,526)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	46,162	1,526,916
Amortization on beneficial conversion features	—	451,490
Amortization on warrant valuation	—	331,857
Change in value of derivative	—	5,848,150
Change in value of redeemable warrants	2,721,205	—
Change in value of stock warrants	5,058,111	—
Recognition of deferred income	(8,428,582)	—
Provision for sales returns	41,096	1,063,993
Writedown of Striant inventories	58,612	14,001
Share-based compensation	200,280	561,651
Non-cash interest expense on financing agreements	—	546,995
Loss on disposal of fixed assets	3,780	—

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,124,084	965,183
Inventories	(375,793)	(570,269)
Prepaid expenses and other current assets	(402,369)	88,202
Other assets	19,820	(183)
Increase (decrease) in:
Accounts payable	(2,564,839)	(856,619)
Other accrued expenses	(588,551)	(133,833)
Deferred revenue	—	(16,186)
Net cash used in operating activities	(4,273,871)	(3,424,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,705)	(1,214)
Net cash used in investing activities	(4,705)	(1,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,043,744	—
Proceeds from exercise of warrants	653,299	—
Payments for purchase of treasury stock	—	(25,556)
Dividends paid	(7,500)	(7,500)
Net cash provided by (used in) financing activities	2,689,543	(33,056)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Three Months Ended March 31,
	2011	2010

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,265	(14,924)
NET DECREASE IN CASH	(1,570,768)	(3,473,372)
CASH, BEGINNING OF PERIOD	21,630,979	14,757,615
CASH END OF PERIOD	$20,060,211	$11,284,243

SUPPLEMENTAL INFORMATION
Interest paid	$—	$800,000
Taxes paid	$31,728	$8,500
NON-CASH FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par	$16,193,037	$—
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)	WATSON TRANSACTIONS:
On July 2, 2010, the Company sold to Watson Pharmaceuticals, Inc. ("Watson"), (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of the Company's Progesterone Products, including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's common stock ("Common Stock"). The Company retains certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono S.A. ("Merck Serono"). These transactions are referred to collectively as the “Watson Transactions.”
 Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Watson will also make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT Study, and will be responsible for such other activities as determined by the joint development committee.  The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application up to a maximum of $7 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson. As of March 31, 2011, the Company has spent $7.3 million in costs related to the clinical trial and has invoiced Watson for the $0.3 million in excess of $7.0 million. The $0.3 million in reimbursable costs were credited to research and development expense.
The parties also entered into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Watson designated a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares, and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply CRINONE and PROCHIEVE to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
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

(3)	DEFERRED REVENUE:

Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven debt plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million.  The excess has been recorded as deferred revenue and is being amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the United States Food and Drug Administration's ("FDA") expected acceptance of, the related New Drug Application ("NDA"). The NDA was submitted on April 26, 2011.

	March 31	December 31
	2011	2010
Net deferred revenue - Watson	8,580,457	16,974,383

Deferred revenue - other	119,531	154,187

Total deferred revenue	$8,699,988	$17,128,570

The Company recognized revenue from the amortization of deferred revenues of $8,428,582 and $16,787 for the for the three months ended March 31, 2011 and March 31, 2010.

(4)	REVENUE RECOGNITION AND SALES RETURNS RESERVES:
Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues, (primarily the amortization of the deferred revenue from the Watson Transactions).
Net product revenues are recognized when shipped, except in the case of product shipments to Watson, which are recognized when received at Watson's warehouse.   Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
The Watson Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing and acceptance of the related New Drug Application with the United States Food and Drug Administration.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period.   The adoption of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements by the Company on January 1, 2011, did not alter the revenue recognition for the Watson Transactions as ASU 2009-13 is only applicable to revenue arrangements entered into or materially modified after adoption.
The Company's policy for sales to the trade, domestically, allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary. With regard to sales returns for CRINONE and PROCHIEVE products, we are only responsible for returns of products sold prior to the closing of the Watson Transactions on July 2, 2010. The Company is not responsible for returns for international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.

An analysis of the reserve for sales returns follows:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$2,663,648	$1,883,623
Provision:
Related to current period sales	41,096	319,078
Related to prior period sales	—	744,915
	41,096	1,063,993
Returns:
Related to current period sales	—	(7,879)
Related to prior period sales	(283,880)	(332,770)
	(283,880)	(340,649)
Balance at end of quarter	$2,420,864	$2,606,967

(5)	INVENTORIES:
Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Finished goods	$1,859,593	$1,491,057
Raw materials	1,043,795	1,095,150
Total Inventories	$2,903,388	$2,586,207

(6)	NOTES PAYABLE:
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the offering and sale of convertible subordinated notes (the "Notes") to a group of existing institutional investors.  The Notes accrued interest at a rate of 8% per annum and were subordinated to the Company's obligations under the STRIANT Agreement (see Note 7) and had a stated maturity date of December 31, 2011.  They were convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants had a stated expiration date of December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.
The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the five-year term of the related Notes.  For the three month period ended March 31, 2010, $0.7 million of amortization related to these discounts were classified as interest expense in the consolidated statements of operations; there was no amortization taken in the period ended March 31, 2011 because the discounts were fully written off as a result of the closing of the Watson Transactions and the Note Purchase Agreements (described below).
On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Notes.  Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders.  The aggregate purchase price for the Notes was $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.  The closings of the transactions contemplated by the Note Purchase Agreements were subject to various conditions, including the consummation of the Watson Transactions.  Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminated the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transactions.  The Amendment would have terminated if the note purchase closings did not occur on or prior to August 31, 2010, and, in certain other circumstances.  On July 2, 2010, the closings under the Note Purchase Agreements occurred and the Notes were canceled.
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
The Warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary, of their issuance, unless earlier exercised or terminated as provided in such Warrants.  The Warrants contained a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company had issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study.  This resulted in the Warrants being recorded as a liability; the Company determined the fair value using the Black-Scholes model.  The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes model to be $16,193,037 and reclassified to Capital in Excess of Par Value. These Warrants will no longer be marked to market.

(7)	FINANCING AGREEMENTS-STRIANT:
In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio Development Inc. ("PharmaBio") agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement.  In return, PharmaBio received a 9% royalty on net sales of STRIANT® (testosterone buccal system), ("STRIANT") in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels.  The royalty term was seven years.  Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities.  The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the seven-year term of the STRIANT Agreement, assuming an interest rate of 15%.  Interest expense was $0.6 million for the three months ended March 31, 2010. There was no interest in the three months ended March 31, 2011 due to the termination of the STRIANT Agreement following the Watson Transactions, as described below.
On July 22, 2009, the Company and PharmaBio entered into an amendment to the STRIANT Agreement, in which they agreed that when the minimum royalty payment would become due the Company would be entitled, in its sole discretion, either to pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of Common Stock at an exercise price of $1.15.  Using the Black-Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Common Stock to be $719,904, or $0.80 per share, which was being amortized over the 16 month period through November 2010.  The amortization expense recorded in the three months ended March 31, 2010 was approximately $0.1 million.
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
On July 2, 2010, the Company paid $16.2 million to PharmaBio and the STRIANT Agreement was terminated.  In addition, the amortization of the remaining balance of $225,000 for the value assigned to the PharmBio warrants was written off.  PharmaBio retains the warrants to purchase 900,000 shares of Common Stock.

(8)	GEOGRAPHIC INFORMATION:
The Company and its subsidiaries are engaged in one line of business, the development, licensing, manufacturing and sale of pharmaceutical products.  The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations.  The Company’s international customers, Merck Serono and The Urology Company, sells its products into several countries.
As of July 2, 2010, with the completion of the Watson Transactions, Watson is responsible for the commercialization and sale of Progesterone Products domestically.  The Company supplies Watson with finished products on a cost-plus-10% basis.
The following table shows selected information by geographic area:

	Net Revenues	Identifiable Assets
As of and for the three months ended March 31, 2011
United States	$9,810,525	$23,131,187
Switzerland	2,683,814	4,687,296
Total	$12,494,339	$27,818,483
As of and for the three months ended March 31, 2010
United States	$4,649,037	$32,586,890
Switzerland	2,363,620	5,674,320
Other countries	160,242	—
Total International	2,523,862	5,674,320
Total	$7,172,899	$38,261,210

Table of Contents

(9)	LOSS PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted loss per common and common equivalent share is as follows:

	Three Months Ended March 31,
	2011	2010
NET LOSS	$(1,186,887)	$(13,245,526)
Less: Preferred stock dividends	(7,500)	(7,500)
NET LOSS APPLICABLE TO
COMMON STOCK	$(1,194,387)	$(13,253,026)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic and diluted	83,703,219	65,388,921

Basic loss per share is computed by dividing the net loss plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during the period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock including selected restricted shares of Common Stock outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes and convertible preferred stock are not included in the computation of diluted loss per share as their effect is anti-dilutive.  Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the loss per share calculation amounted to 19,477,889 and 27,954,254 for the three months ended March 31, 2011, and 2010, respectively.

(10)	LEGAL PROCEEDINGS
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
The Company’s net loss for the three months ended March 31, 2011 and March 31, 2010 included $0.2 million and $0.6 million, respectively, of stock based compensation expense.

	Three Months Ended March 31
Stock Based Compensation	2011	2010
Cost of revenues	$3,844	$23,234
Selling and distribution	—	231,290
General and administrative	171,290	264,211
Research and development	25,146	42,916
Total	$200,280	$561,651
During the three months ended March 31, 2011, the Company granted 935,000 options to employees. During the three months ended March 31, 2011, 312,050 options expired unexercised, most of which were out of the money options that had been granted to the sales and marketing organization.

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
The estimated fair value of our contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if we issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT Study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010.  It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010, and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These Warrants will no longer be marked to market.
The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $14,345,017 and $9,286,906 as of March 31, 2011 and December 31, 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at the measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended March 31, 2011, the Company recorded an expense of $5,058,111 to adjust the value of the stock warrant liability to market
The fair value of accounts receivable and accounts payable approximate their carrying amount.

13.	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson.

	Three Months Ended March 31,
	2011	2010
REVENUES
Net product revenues	$426,780	$—
Royalties	540,000	—
Other revenue (amortization of deferred revenue)	8,393,926	—
Total net revenues	$9,360,706	$—
COST OF PRODUCT REVENUES
Cost of product revenues	388,133	—
Gross profit	$8,972,573	$—

Accounts Receivable	$555,441	—
The Company has exceeded the cap of $7.0 million by $0.3 million for research and development spending on the pre-term birth clinical trial as defined in the Watson Transactions and has recorded this amount as a reduction of research and development expenses and invoiced Watson.

(14)	RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU became effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application was permitted with required transition disclosures based on the period of adoption.  We have adopted this standard and there is no effect of this standard on our consolidated financial statements at this time.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We have adopted this standard and there is no effect of this standard on our consolidated financial statements at this time.

(15)	SUBSEQUENT EVENTS:
STRIANT ASSET PURCHASE AGREEMENT
On April 20, 2011, Columbia Laboratories, Inc. entered into an asset purchase agreement (“Asset Purchase Agreement”) and a license agreement (“License Agreement”) with Actient Pharmaceuticals, LLC (“Actient”), Lake Forest, IL, relating to the sale of certain assets and the licensing of certain intellectual property related to STRIANT® in the United States.
Under the Asset Purchase Agreement, the Company sold to Actient certain assets primarily related to STRIANT in the United States, it territories, and possessions (“Territory”), including, but not limited to the STRIANT NDA and other regulatory approvals in the Territory; the STRIANT trademark, trade dress and other promotional materials used primarily to promote, market and sell STRIANT in the Territory; on-hand Product inventories as of the closing; and other ancillary assets and rights.
In consideration of the assets and rights acquired under the Asset Purchase Agreement, Actient made a one-time payment at closing to Columbia of $3.1 million. Columbia will recognize a gain of $2.7 million on the sale of STRIANT, net of the transfer of inventory, in the second quarter of 2011.
Under the License Agreement, Columbia has granted to Actient an exclusive (even as to Columbia) irrevocable, perpetual and transferable license in the Territory to the intellectual property primarily related to STRIANT, including a license relating to Columbia's progressive hydration technology used in STRIANT, for use in the treatment of hypogonadism and other indications related to low testosterone levels in men.
In consideration of the rights granted under the License Agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the Territory. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7%) royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10%) royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50%) upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing.
WATSON PURCHASE AND COLLABORATION AGREEMENT
Pursuant to the Company's Purchase and Collaboration Agreement with Watson, Columbia would be eligible to receive either a $6 million or $8 million milestone payment based upon achievement of certain statistical results of the PREGNANT Study on the primary endpoint, reduction of preterm birth < 33 weeks gestation, and the secondary endpoint, infant outcomes composite score. The Company provided written notice to Watson that the Company had achieved the $6 million milestone. Watson provided written notice to the Company that the milestone had not been achieved. The parties expect to resolve the dispute pursuant to the terms of the Purchase and Collaboration Agreement. No revenue has been recognized to date for this potential milestone payment.

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
Historically, we received revenues domestically from our Progesterone Products (CRINONE and PROCHIEVE) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees. As of July 2, 2010, the close of the Watson Transactions described below, we supply Watson with CRINONE and PROCHIEVE products and Watson will promote and sell these products to wholesalers and specialty pharmacies in the United States.  We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.

Products:

Progesterone Products	-	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.;

	-	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.;

	-	CRINONE® 8% sold to Merck Serono for resale outside the U.S.;

	-	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.; and

	-	PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010.

Other Products	-	STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S. and

STRIANT® sold to The Urology Company, Ltd. for resale in the U.K.
On July 2, 2010, we sold substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the ongoing PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Additionally, Watson will fund the development of a next-generation vaginal Progesterone Product as part of a comprehensive life-cycle management strategy.
Effective May 19, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
Columbia's business now consists of its product manufacturing revenues, royalties and potential milestone payments, its collaboration with Watson on the development of next-generation Progesterone Products, and its novel bioadhesive drug delivery technologies and other product candidates.
With the closing of the Watson Transactions, all CRINONE and PROCHIEVE products are marketed and sold in the U.S. by Watson. We manufacture and sell product to Watson at our cost plus 10%: these revenues are recorded within Product Revenues. In addition, we receive royalty payments equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over. Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct costs plus 20%.
Future recurring revenues will be derived primarily from product and royalty streams from our partners, Watson and Merck Serono, as well as sales of STRIANT to The Urology Company and royalties on STRIANT sales from Actient which are not expected to be material in the near-term. Non-recurring revenues will be realized based upon the amortization of the upfront payments received from Watson over the relevant development period and the one-time closing payment from Actient. Future, non-recurring milestone payments will be recognized when and if the milestones are achieved. Operating expenses attributable to product selling, marketing and distribution activities have been eliminated with the exception of those expenses related to the distribution of STRIANT which will cease during the second quarter. Research and development expenses should decrease because the PREGNANT Study has been completed and the NDA filing has been submitted. In addition, the Company has reached the cap of $7 million for research and development spending on the preterm birth clinical trial and filing as defined in the Watson Transactions. Future spending on development will be the responsibility of Watson.
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
From July 2010 through June 2011, the Company will record the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Beginning in the fourth quarter of 2010, only distribution costs related to STRIANT are included in selling and distribution costs. Following the sale of STRIANT in April 2011, the Company will no longer have any sales and distribution expenses. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations. Amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.
In connection with the Watson Transactions, until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. Either party may terminate the joint development collaboration five years after the closing of the Watson Transactions.
Pursuant to the Company's Purchase and Collaboration Agreement with Watson, Columbia would be eligible to receive either a $6 million or $8 million milestone payment based upon achievement of certain statistical results of the PREGNANT Study on the primary endpoint, reduction of preterm birth < 33 weeks gestation, and the secondary endpoint, infant outcomes composite score. The Company provided written notice to Watson that the Company had achieved the $6 million milestone. Watson provided written notice to the Company that the milestone had not been achieved. The parties expect to resolve the dispute pursuant to the terms of the Purchase and Collaboration Agreement. No revenue has been recognized to date for this potential milestone payment.
Under the Asset Purchase Agreement, dated April 20, 22011, the Company sold to Actient certain assets primarily related to STRIANT in the United States, it territories, and possessions including, but not limited to the STRIANT NDA and other regulatory approvals in the Territory; the STRIANT trademark, trade dress and other promotional materials used primarily to promote, market and sell the Product in the Territory; on-hand Product inventories as of the closing; and other ancillary assets and rights. In consideration of the assets and rights acquired under the Asset Purchase Agreement, Actient made a one-time payment on April 20, 2011 to Columbia of $3.1 million. The gain, net of inventory, will be recognized in the second quarter of 2011.
Results of Operations - Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Total net revenues in the three months ended March 31, 2011 were $12.5 million as compared to $7.2 million in the three months ended March 31, 2010.  The presentation and results for net revenues have changed for Columbia due to the completion of the Watson Transactions and its effect on revenues. Net Revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2010, to wholesalers and specialty pharmacies in the U.S., and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues, (primarily the amortization of the deferred revenue from the Watson Transactions).
Total net product revenues decreased by $3.6 million to $3.5 million in the three months ended March 31, 2011 as compared to $7.1 million in the three months ended March 31, 2010.  This decrease takes into account the transfer of CRINONE and PROCHIEVE assets, including responsibility for product sales in the U.S. to Watson.  Net product revenues from Merck Serono for international sales of CRINONE increased by 12%.  STRIANT net product revenues were $0.2 million higher than in the 2010 period.
Total royalty revenues increased by $0.5 million to $0.6 million in the three months ended March 31, 2011 as compared to $0.1 million in the three months ended March 31, 2010, primarily as a result of royalty revenues from Watson on CRINONE and PROCHIEVE products sold by Watson after the closing of the Watson Transactions.
Total other revenues were $8.4 million in the three months ended March 31, 2011 as compared to $0.0 million in the three months ended March 31, 2010, entirely due to the amortization of the deferred revenue recognized from the sale of assets to Watson.  The Company is amortizing $34 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for PROCHIEVE.
 Gross profit increased 74% from $6.0 million in the three months ended March 31, 2010 to $10.5 million for the three months ended March 31, 2011, as a result of the inclusion of the royalties from Watson and the recognition of the amortization of the deferred revenue resulting from the Watson Transactions.  Gross margin as a percentage of total net revenues was unchanged at 84% for the three months ended March 31, 2011 as compared with the same period in 2010.  Excluding the amortization of deferred revenue, gross profit margin was 50% for the three months ended March 31, 2011 as compared with 84% in the same period in 2010; the decline in this gross profit margin is related to the product sales to Watson in the 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the 2010 period at wholesale prices.
Selling and distribution expenses decreased $3.2 million to $0.1 million in the three months ended March 31, 2011, as compared to $3.3 million in the three months ended March 31, 2010.  The reduction in expenses is a result of the elimination of Columbia's commercial organization following the closing of the Watson Transactions on July 2, 2010.  Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  The costs for selling and distribution in the three months ended March 31, 2011 are attributable to distribution costs related to STRIANT. For the three months ended March 31, 2010, sales force and management costs were $2.0 million (including $0.2 million of severance), product marketing expenses were approximately $1.0 million and sales information and distribution costs were approximately $0.3 million.
General and administrative expenses decreased $1.8 million to $2.4 million in the three months ended March 31, 2011, as compared to $4.1 million in the three months ended March 31, 2010.  The decrease in expenses from 2010 was attributable to $1.7 million in costs related to the Watson Transactions and $0.2 million of higher investor relations costs and $0.1 million in higher intellectual property costs in 2010.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.
Research and development expenses decreased by $1.0 million to $1.3 million in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the first quarter of 2011 are lower than in 2010 due to the higher level of spending in 2010 as we completed patient enrollment in the PREGNANT Study. In addition, we have incurred the full $7 million for research and development spending on the PREGNANT Study for which we are responsible under the Watson Transactions agreements. Expenses in excess of that amount are funded by Watson.
 Amortization of the acquisition cost for the CRINONE U.S. marketing rights ceased in the third quarter of 2010 as a result of the sale of these assets to Watson. The amortization in the quarter ended March 31, 2010 was $1.3 million.
 Other expense amounted to $7.9 million for the three months ended March 31, 2011, a decrease of $0.4 million over the same period in 2010, consisting primarily of expenses related to the recognition of the $7.8 million change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement ($2.7 million) and the October 2009 stock issuance ($5.1 million) resulting from the increase in stock price from December 31, 2010. On January 20, 2011, when the contingent purchase rights on the redeemable warrants expired, the value of the warrants was reclassified to Capital in Excess of Par Value. These warrants will no longer be marked to market. Other income/expense for the quarter ended March 31, 2010 consisted primarily of interest expense of $2.3 million associated with the $40 million convertible notes, the financing agreements and warrant amortization with PharmaBio, and $5.8 million representing the non-cash charge for the embedded derivative related to the Notes that was repaid as part of the Watson Transactions.
As a result, the net loss for the three months ended March 31, 2011 was $1.2 million or $0.01 per basic and diluted share, as compared to the net loss for the three months ended March 31, 2010 of $13.2 million or $0.20 per basic and diluted share.

Liquidity and Capital Resources
Cash and cash equivalents were $20.1 million and $21.6 million at March 31, 2011 and December 31, 2010, respectively.  The Company believes its cash on hand will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Cash flows:
Operating activities	$(4,273,871)	$(3,424,178)
Investing activities	(4,705)	(1,214)
Financing activities	2,689,543	(33,056)

Operating Activities:
Net cash used in operating activities for the three months ended March 31, 2011 was $4.3 million and resulted primarily from $1.5 million in net operating losses after applying non-cash charges and decreases in working capital of $2.8 million.  The net loss of $1.2 million in the first three months of 2011 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, stock-based compensation, write-down of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $0.3 million, resulting in a net cash loss of $1.5 million.  Accounts receivable decreased by $1.1 million from the fourth quarter of 2010.   Inventories grew by $0.4 million during the period to meet customer orders. Prepaid expenses and other assets increased $0.4 million.  Accounts payable decreased by $2.6 million due primarily to the $1.8 million payment for the Bio-Mimetics settlement coupled with payments related to completion of the PREGNANT Study.  Other accrued expenses decreased by $0.6 million, mainly related to the payment of bonuses in the first quarter of 2011.
Net cash used in operating activities for the three months ended March 31, 2010 resulted primarily from $2.9 million in net operating losses after applying non-cash charges and increases in working capital of $0.5 million. The net loss of $13.2 million in the first quarter of 2010 included non-cash items for depreciation, amortization, a change in the fair value of a derivative, stock-based compensation, provision for sales returns, and non-cash interest expense, which totaled $10.3 million in aggregate, leaving a net cash loss, net of non-cash items, of $2.9 million for the first quarter of 2010. Accounts receivable decreased by $1.0 million as a result of higher sales late in the fourth quarter of 2009 payment for which was made in the first quarter of 2010. Inventories grew by $0.6 million during the period to meet customer orders. Accounts payable decreased by $0.9 million and accrued expenses decreased by $0.1 million. The decrease in accounts payable was due primarily to payments for marketing programs and for the PREGNANT STUDY. The reduction in accrued expenses of $0.1 million related to the distributor service fees and professional fees paid during the quarter.
Investing activities:
Net cash used in investing activities was insignificant in the first quarters of 2011 and 2010.
Financing Activities:
 Net cash provided by financing activities in the three months ended March 31, 2011 was $2.7 million, consisting of $2.0 million of proceeds from the exercise of stock options and $0.7 million of proceeds from the exercise of warrants.
Net cash used in financing activities in the first quarter of 2010 was insignificant.
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
 As of March 31, 2011, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $44.0 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of the warrants may result in no cash to the Company.  Options and warrants outstanding at March 31, 2011 were 5,679,215 and 12,398,161, respectively.  However, there can be no assurance that any such options or warrants will be exercised.  The aggregate intrinsic value of exercisable options and warrants was $29.5 million and $0.0 million at each period ended March 31, 2011 and March 31, 2010, respectively.
Significant expenditures anticipated by the Company in the near future are concentrated on relatively fixed general and administrative expenses as well as product development and related staff costs. The Company will also be making investments to increase manufacturing capacity to ensure its ability to meet Watson's forecasts for the anticipated launch of PROCHIEVE.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
 The Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since that report was filed.
Recent Accounting Pronouncements
 In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU became effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application was permitted with required transition disclosures based on the period of adoption.  We have adopted this standard and there is no effect of this standard on our consolidated financial statements at this time.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We have adopted this standard and there is no effect of this standard on our consolidated financial statements at this time.
Critical Accounting Policies and Estimates
The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2010, beginning on page F-10.  Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.
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
Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues, (primarily the amortization of the deferred revenue from the Watson Transactions).
Net product revenues are recognized when shipped, except in the case of product shipments to Watson, which are recognized when received at Watson's warehouse.   Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
The Watson Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing and acceptance of the related New Drug Application with the United States Food and Drug Administration.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period.   The adoption of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements by the Company on January 1, 2011, did not alter the revenue recognition for the Watson Transactions as ASU 2009-13 is only applicable to revenue arrangements entered into or materially modified after adoption.
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
Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006, the Company adopted ASC 718, “Share Based Payment”, formerly SFAS 123(R), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of ASC 718.  During the first quarter of 2011, there were 935,000 options granted.

	Three Months Ended March 31,
	2011	2010
Risk free interest rate	2.16%	—
Expected term	4.75	—
Dividend yield	—	—
Expected volatility	92.68%	—
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
The estimated fair value of our contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if we issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT Study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These warrants will no longer be marked to market.
The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $14,345,017 and $9,286,906 as of March 31, 2011 and December 31, 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended March 31, 2011, the Company recorded an expense of $5,058,111 to adjust the value of the stock warrant liability to market.
The fair value of accounts receivable and accounts payable approximate their carrying amount.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements, which statements are indicated by the words “may,” “will,” “plans,” “believes,” “expects,” “intends,” “anticipates,” “potential,” “should,”and similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made.
Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE by Watson in the United States; the successful marketing of CRINONE by Merck Serono outside the United States; acceptance for review by the FDA of the NDA for PROCHIEVE in the preterm birth indication; the decision of the FDA on Columbia's request for Priority Review for this NDA; the outcome of further statistical analyses of the clinical data generated during the PREGNANT Study by the FDA; success in obtaining timely approval of PROCHIEVE in the preterm birth indication by the FDA; successful development of a next-generation vaginal progesterone product; the ability of our third-party manufacturers to supply CRINONE, PROCHIEVE and STRIANT; success in obtaining acceptance and approval of new products by the FDA and international regulatory agencies; the impact of competitive products and pricing; the timely and successful negotiation of partnerships or other transactions; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC.
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
 Expenditures, primarily related to manufacturing for the three months ended March 31, 2011 were approximately $0.7 million more than they would have been if the average 2010 exchange rates had been in effect in 2011.

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
Based on their evaluation at March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A.    Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    (Removed and Reserved)

Item 5.     Other Information
None.

Item 6.     Exhibits

(a)	Exhibits

10.1	Asset Purchase Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (1)
10.2	License Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (1)
10.3	U.S. Supply Agreement Assignment dated April 20, 2011, between Mipharm S.p.A., and Columbia Laboratories (Bermuda), Ltd. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  May 5, 2011