Form 10-Q/A
period 2011-03-31
COLUMBIA LABORATORIES INC
filed 2011-05-06
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 5, 2011: 86,910,269.

EXPLANATORY NOTE

Columbia Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission (“SEC”) on May 5, 2011, to correct the statement on the cover page of the Quarterly Report on Form 10-Q of the number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 5, 2011. The number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 5, 2011, was 86,910,269 shares.

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

DATE:  May 6, 2011