Form 10-Q
period 2011-06-30
COLUMBIA LABORATORIES INC
filed 2011-08-04
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 2, 2011: 87,267,865.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three- and six- months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (the “2010 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2011.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $13,256,241 in 2011 and $8,245,818 in 2010 is interest bearing	$21,760,780	$21,630,979
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2011 and 2010 (including amounts from related parties: 2011 - $6,540,972; 2010 - $0)	9,075,401	4,141,026
Inventories	2,781,820	2,586,207
Prepaid expenses and other current assets	685,028	497,947
Total current assets	34,303,029	28,856,159
Property and equipment, net	879,782	518,542
Other assets	464,424	484,141
TOTAL ASSETS	$35,647,235	$29,858,842

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$3,300,302	$5,393,966
Accrued expenses	3,643,850	4,491,074
Deferred revenue (amounts from related parties)	—	16,974,383
Total current liabilities	6,944,152	26,859,423
Deferred revenue	84,673	154,187
Redeemable warrants	—	13,471,832
Common stock warrant liability	10,985,691	9,286,906
TOTAL LIABILITIES	18,014,516	49,772,348
COMMITMENTS AND CONTINGENCIES
Contingently redeemable series C preferred stock, 600 shares issued and outstanding (liquidation preference of $600,000)	600,000	600,000
SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 24,000 shares issued and outstanding (liquidation preference of $2,400,000) in 2011 and 59,000 shares issued and outstanding (liquidation preference of $5,900,000) in 2010	240	590
Common stock $.01 par value; 150,000,000 authorized; 87,304,313 and 84,434,611 shares issued in 2011 and 2010, respectively	873,043	844,345
Capital in excess of par value	277,765,619	260,600,989
Less cost of 36,448 and 3,462,124 treasury shares in 2011 and 2010, respectively	(125,381)	(3,346,090)
Accumulated deficit	(261,682,637)	(278,809,945)
Accumulated other comprehensive income	201,834	196,604
Shareholders' equity (deficiency)	17,032,719	(20,513,506)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$35,647,235	$29,858,842
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Net product revenues (including amounts from related parties:
six months 2011 - $938,340; 2010 - $0
three months 2011 - $511,560; 2010 - $0)	$8,407,029	$16,584,667	$4,942,085	$9,480,911
Royalties (including amounts from related parties:
six months 2011 - $1,142,818; 2010 - $0
three months 2011 - $602,818; 2010 - $0)	1,287,532	3,970	686,719	(48,386)
Other revenues (including amounts from related parties:
six months 2011 - $21,984,800; 2010 - $0
three months 2011 - $13,590,874; 2010 - $0 )	22,043,897	33,347	13,615,315	16,560
Total net revenues	31,738,458	16,621,984	19,244,119	9,449,085
COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related parties:
six months 2011 - $817,488; 2010 - $0
three months 2011 - $429,355; 2010 - $0)	5,036,926	3,262,235	3,002,088	2,085,656
Gross profit	26,701,532	13,359,749	16,242,031	7,363,429
OPERATING EXPENSES:
Selling and distribution	87,669	5,956,631	29,827	2,706,312
General and administrative	4,856,804	8,111,718	2,500,326	3,985,400
Research and development (net of reimbursement from related parties:
six months 2011 - $2,215,176; 2010 - $0
three months 2011 - $1,917,565; 2010 - $0)	1,853,550	4,575,135	507,949	2,233,317
Net gain on U.S. sale of STRIANT	(2,533,127)	—	(2,533,127)	—
Amortization of licensing right	—	2,522,364	—	1,261,182
Total operating expenses	4,264,896	21,165,848	504,975	10,186,211
Income (loss) from operations	22,436,636	(7,806,099)	15,737,056	(2,822,782)
OTHER INCOME (EXPENSE):
Interest income	4,527	2,209	3,002	589
Interest expense	(7,776)	(4,820,092)	(3,888)	(2,517,298)
Change in fair value of derivative	—	(4,829,036)	—	1,019,114
Change in fair value of redeemable warrants	(2,721,205)	—	—	—
Change in fair value of stock warrants	(2,260,183)	—	2,797,928	—
Other, net	(320,187)	(17,660)	(218,327)	93,025
Total other income (expense)	(5,304,824)	(9,664,579)	2,578,715	(1,404,570)
Income (loss) before taxes	17,131,812	(17,470,678)	18,315,771	(4,227,352)
State income taxes	(4,504)	(2,200)	(1,576)	—
NET INCOME (LOSS)	$17,127,308	$(17,472,878)	$18,314,195	$(4,227,352)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.20	$(0.27)	$0.21	$(0.06)
Diluted	$0.19	$(0.27)	$0.16	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	85,352,044	65,385,125	86,982,750	65,381,371
Diluted	89,534,165	65,385,125	95,851,956	65,381,371
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
NET INCOME (LOSS)	$17,127,308	$(17,472,878)	$18,314,195	$(4,227,352)
Other comprehensive income (loss):
Foreign currency translation	5,230	(23,511)	3,989	(14,693)
COMPREHENSIVE INCOME (LOSS)	$17,132,538	$(17,496,389)	$18,318,184	$(4,242,045)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,127,308	$(17,472,878)
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	86,520	3,053,736
Amortization on beneficial conversion features	—	918,710
Amortization on warrant valuation	—	673,852
Change in value of derivative	—	4,829,036
Gain on sale of STRIANT	(2,533,127)	—
Change in value of redeemable warrants	2,721,205	—
Change in value of stock warrants	2,260,183	—
Recognition of deferred income	(16,889,710)	—
Provision for sales returns	52,487	1,515,754
Writeoff of accounts receivable	7,616	—
Writeoff of inventories	—	29,085
Share-based compensation	504,383	1,204,959
Non-cash interest expense on financing agreements	—	1,137,222
Loss on disposal of fixed assets	3,780	—

Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(4,941,991)	22,917
Inventories	(483,645)	(526,580)
Prepaid expenses and other current assets	(292,118)	426,846
Other assets	19,717	(294)
Increase (decrease) in:
Accounts payable	(2,093,664)	(980,506)
Other accrued expenses	(918,025)	405,325
Deferred revenue	(154,187)	(32,184)
Net cash used in operating activities	(5,523,268)	(4,795,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(625,344)	(7,152)
Proceeds from sale of STRIANT	3,100,000	—
Net cash provided by (used in) investing activities	2,474,656	(7,152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing agreements	—	15,000,000
Proceeds from exercise of stock options	2,641,951	—
Proceeds from exercise of warrants	653,299	—
Payments for purchase of treasury stock	(125,381)	(28,430)
Dividends paid	(15,000)	(15,000)
Net cash provided by financing activities	3,154,869	14,956,570

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Six Months Ended June 30,
	2011	2010

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,544	(33,871)
NET INCREASE IN CASH	129,801	10,120,547
CASH, BEGINNING OF PERIOD	21,630,979	14,757,615
CASH, END OF PERIOD	$21,760,780	$24,878,162

SUPPLEMENTAL INFORMATION
Interest paid	$—	$1,600,000
Taxes paid	$109,476	$60,552
NON-CASH FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par	$16,193,037	$—
Retirement of warrant liability	$561,398	$—
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
On July 2, 2010, the Company sold to Watson Pharmaceuticals, Inc. ("Watson"), (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE® 8% progesterone gel, PROCHIEVE® 4% progesterone gel and PROCHIEVE® 8% progesterone gel (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's common stock ("Common Stock"). The Company retains certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono S.A. ("Merck Serono"). These transactions are referred to collectively as the “Watson Transactions.”
 Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III Study designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix (the “PREGNANT Study”), regulatory filings, receipt of regulatory approvals and product launches. Watson will also make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase and Collaboration Agreement, dated as of March 3, 2010, between the Company and Watson (the “Purchase Agreement”), in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT Study and will be responsible for such other activities as determined by the joint development committee.  The Company is responsible for the costs of the preparation, filing and approval process of the new drug application (“NDA”) in the preterm birth indication with the Food and Drug Administration ("FDA") up to a maximum of $7.0 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson. As of June 30, 2011, the Company has spent $9.2 million in costs related to the PREGNANT Study and related NDA; Watson has paid $1.9 million and has been invoiced for the $0.3 million, or a total of $2.2 million in excess of $7.0 million. The $2.2 million in reimbursable costs were credited to research and development expense.
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
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven debt plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million.  The excess has been recorded as deferred revenue and was being amortized over the remaining research and development period for the PREGNANT Study including the Company's submission to, and the FDA's filing of the related NDA. On April 26, 2011, the Company submitted an NDA related to the Preterm birth indication.  On June 27, 2011, the FDA accepted for filing the NDA, which earned a $5.0 Milestone payment from Watson to the Company and was recorded as other revenue in the three month period ended June 30, 2011.  The payment was received in July 2011.

	June 30,	December 31,
	2011	2010
Net deferred revenue - Watson	$—	16,974,383

Deferred revenue - other	84,673	154,187

Total deferred revenue	$84,673	$17,128,570

The Company recognized revenue from the amortization of deferred revenues of $17,043,897 and $16,787 for the six months ended June 30, 2011 and June 30, 2010.

(4)	STRIANT ASSET PURCHASE AGREEMENT:
On April 20, 2011, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) and a license agreement (“License Agreement”) with Actient Pharmaceuticals, LLC (“Actient”), Lake Forest, IL, relating to the sale of certain assets and the licensing of certain intellectual property related to STRIANT® (testosterone buccal system), ("STRIANT") in the United States.
Under the Asset Purchase Agreement, the Company sold to Actient certain assets primarily related to STRIANT in the United States, its territories, and possessions (“Territory”), including, but not limited to the STRIANT NDA and other regulatory approvals in the Territory; the STRIANT trademark, trade dress and other promotional materials used primarily to promote, market and sell STRIANT in the Territory; on-hand STRIANT inventories as of the closing; and other ancillary assets and rights.
In consideration of the assets and rights acquired under the Asset Purchase Agreement, Actient made a one-time payment at closing to Columbia of $3.1 million. Columbia recognized a gain in the second quarter of 2011 of $2.5 million on the sale of STRIANT, net of the transfer of inventory, fixed assets related to STRIANT, and the residual prepaid FDA fees.
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

(5)	REVENUE RECOGNITION AND SALES RETURNS RESERVES:
Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues, (primarily the amortization of the deferred revenue and milestone payments from the Watson Transactions).
Net product revenues are recognized when shipped, except in the case of product shipments to Watson, which are recognized when received at Watson's warehouse. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
The Watson Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing of the related NDA with the FDA.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period.   The adoption of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements by the Company on January 1, 2011, did not alter the revenue recognition for the Watson Transactions as ASU 2009-13 is only applicable to revenue arrangements entered into or materially modified after adoption.
The Company's collaboration agreement with Watson entitles it to milestone payments based upon the successful completion of clinical development milestones in the PREGNANT study, regulatory filings, receipt of regulatory approvals and product launches.  The Company applies the Milestone Method and recognizes the entire amount as revenue in the period earned for all milestones considered substantive.  The Company considers a number of factors in determining if a milestone payment is substantive including: if the payment is commensurate with the Company's performance to achieve the milestone or the enhancement of the value of the delivered items as a result of a specific outcome resulting from the Company's performance to achieve the milestone; if the milestone relates only to past performance and if the milestone is reasonable relative to all of the deliverables and payment terms within the collaboration agreement.  The Company earned a $5.0 million milestone upon the FDA acceptance of the preterm birth NDA.  The Company determined this to be a substantive milestone and recognized the entire amount as revenue in the three month period ended June 30, 2011.
The Company's policy for sales to the trade, domestically, allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company recorded a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary. With regard to sales returns for CRINONE and PROCHIEVE, the Company is only responsible for returns of products sold prior to the closing of the Watson Transactions on July 2, 2010. In addition, with the sale of STRIANT, the Company is only responsible for returns of products sold prior to the closing under the STRIANT Asset Purchase Agreement on April 20, 2011. The Company is not responsible for returns for international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.
An analysis of the reserve for sales returns follows:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of year	$2,663,648	$1,883,623

Provision:
Related to current period sales	52,487	694,913
Related to prior period sales	—	820,841
	52,487	1,515,754
Returns:
Related to current period sales	—	(36,220)
Related to prior period sales	(464,682)	(552,322)
	(464,682)	(588,542)
Balance at end of quarter	$2,251,453	$2,810,835

(6)	INVENTORIES:
Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Finished goods	$1,890,388	$1,491,057
Raw materials	891,432	1,095,150
Total Inventories	$2,781,820	$2,586,207

(7)	NOTES PAYABLE:
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the offering and sale of convertible subordinated notes (the "Notes") to a group of institutional investors.  The Notes accrued interest at a rate of 8% per annum and were subordinated to the Company's obligations under the STRIANT Financing Agreement (see Note 8) and had a stated maturity date of December 31, 2011.  They were convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants have a stated expiration date of December 22, 2011, unless earlier exercised or terminated.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.
The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the five-year term of the related Notes.  For the six month period ended June 30, 2010, $0.8 million of amortization related to these discounts were classified as interest expense in the consolidated statements of operations; there was no amortization taken in the period ended June 30, 2011 because the discounts were fully written off as a result of the closing of the Watson Transactions and the Note Purchase Agreements (described below).
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

The Warrants issued under the Note Purchase Agreements on July 2, 2011 are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants.  The Warrants contained a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company had issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study.  This resulted in the Warrants being recorded as a liability; the Company determined the fair value using the Black-Scholes model.  The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes model to be $16,193,037 and reclassified to Capital in Excess of Par Value. These Warrants are no longer marked to market.

(8)	FINANCING AGREEMENTS-STRIANT:
In an agreement dated March 5, 2003 (the “STRIANT Financing Agreement”), PharmaBio Development Inc. ("PharmaBio") agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Financing Agreement.  In return, PharmaBio received a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels.  The royalty term was seven years.  Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities.  The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the seven-year term of the STRIANT Financing Agreement, assuming an interest rate of 15%.  Interest expense was $1.2 million for the six months ended June 30, 2010. There was no interest in the six months ended June 30, 2011 due to the termination of the STRIANT Financing Agreement following the Watson Transactions, as described below.
On July 22, 2009, the Company and PharmaBio entered into an amendment to the STRIANT Agreement, in which they agreed that when the minimum royalty payment would become due the Company would be entitled, in its sole discretion, either to pay the balance due under the STRIANT Financing Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of Common Stock at an exercise price of $1.15.   The warrants have a stated expiration date of July 22, 2014, unless earlier exercised or terminated. Using the Black-Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Common Stock to be $719,904, or $0.80 per share, which was being amortized over the 16 month period through November 2010.  The amortization expense recorded in the six months ended June 30, 2010 was approximately $0.3 million.
On March 3, 2010, the Company entered into an amendment (the “PharmaBio Amendment”) with PharmaBio to the STRIANT Financing Agreement.  The PharmaBio Amendment provided for the early termination of the STRIANT Financing Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummated (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.
On July 2, 2010, the Company paid $16.2 million to PharmaBio and the STRIANT Financing Agreement was terminated.  In addition, the amortization of the remaining balance of $225,000 for the value assigned to the PharmaBio warrants was written off.  PharmaBio retained the warrants to purchase 900,000 shares of Common Stock.

(9)	GEOGRAPHIC INFORMATION:
The Company and its subsidiaries are engaged in one line of business, the development, licensing, manufacturing and sale of pharmaceutical products. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations. The Company’s international customers, Merck Serono and The Urology Company, sell its products into several countries.
As of July 2, 2010, with the completion of the Watson Transactions, Watson is responsible for the commercialization and sale of Progesterone Products domestically. The Company supplies Watson with finished products on a cost-plus-10% basis.

The following table shows selected information by geographic area:

	Net Revenues	Identifiable Assets
As of and for the six months ended June 30, 2011
United States	$24,705,931	$29,753,248
Switzerland	7,032,527	4,967,415
Other countries	—	926,572
Total	$31,738,458	$35,647,235
As of and for the six months ended June 30, 2010
United States	$10,744,125	$46,355,624
Switzerland	5,400,948	3,903,520
Other countries	476,911	620,064
Total	$16,621,984	$50,879,208

(10)	INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
INCOME (LOSS) PER SHARE -Basic
NET INCOME (LOSS)	$17,127,308	$(17,472,878)	$18,314,195	$(4,227,352)
Less: Preferred stock dividends	(15,000)	(15,000)	(7,500)	(7,500)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$17,112,308	$(17,487,878)	$18,306,695	$(4,234,852)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	85,352,044	65,385,125	86,982,750	65,381,371

NET INCOME (LOSS) PER COMMON SHARE: Basic	$0.20	$(0.27)	$0.21	$(0.06)

INCOME (LOSS) PER SHARE -Diluted

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$17,112,308	$(17,487,878)	$18,306,695	$(4,234,852)
Add: Preferred stock dividends	15,000	—	7,500	—
Less: Fair value of stock warrants for dilutive warrants	—	—	(2,797,949)	—
NET INCOME (LOSS) APPLICABLE TO
DILUTIVE COMMON STOCK	$17,127,308	$(17,487,878)	$15,516,246	$(4,234,852)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	85,352,044	65,385,125	86,982,750	65,381,371
Effect of dilutive securities
Dilutive stock awards	1,777,414	—	1,649,489	—
Dilutive warrants	577,859	—	5,840,869	—
Dilutive preferred share conversions	1,826,848	—	1,378,848	—
	4,182,121	—	8,869,206	—
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	89,534,165	65,385,125	95,851,956	65,381,371

NET INCOME (LOSS) PER COMMON SHARE: Diluted	$0.19	$(0.27)	$0.16	$(0.06)

Basic income (loss) per share is computed by dividing the net income (loss) plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during a period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock including selected restricted shares of Common Stock outstanding during the period.  Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.
Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to 13,333,244 and 27,625,310 for the six months ended June 30, 2011, and 2010, respectively but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to 4,339,789 and 27,625,310 for the three months ended June 30, 2011, and 2010, respectively but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

(11)	LEGAL PROCEEDINGS:
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

(12)	STOCK-BASED COMPENSATION:
The Company’s net income (loss) for the six months ended June 30, 2011 and June 30, 2010 included $0.5 million and $1.2 million, respectively, of stock based compensation expense. Stock based compensation for the six months ended June 30, 2011 included $152,317 related to the accelerated vesting of certain stock options upon the acceptance by the FDA of the Company's preterm birth indication NDA in accordance with the original stock option agreements..

	Six Months Ended June 30,
Stock Based Compensation	2011	2010
Cost of revenues	$6,618	$37,831
Selling and distribution	—	326,782
General and administrative	454,855	777,610
Research and development	42,910	62,736
Total	$504,383	$1,204,959
During the six months ended June 30, 2011, the Company granted 1,035,000 options to employees. During the six months ended June 30, 2011, 515,050 options expired unexercised, most of which were out of the money options that had been granted to the previous sales and marketing organization.

(13)	FAIR VALUE OF FINANCIAL INSTRUMENTS:
 Effective January 1, 2008, the Company adopted FASB ASC 820-10-25, "Fair Value Measurement and Disclosures." This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, ”Financial Instruments.”
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
The estimated fair value of the Company's contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if the Company issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT Study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010.  It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010, and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These Warrants will no longer be marked to market.
The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $10,985,691 and $9,286,906 as of June 30, 2011 and December 31, 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at the measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the six months ended June 30, 2011, the Company recorded an expense of $2,260,183 to adjust the value of the stock warrant liability to market
The fair value of accounts receivable and accounts payable approximate their carrying amount.

(14)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Net product revenues	$938,340	$—	$511,560	$—
Royalties	1,142,818	—	602,818	—
Amortization of deferred revenue	16,984,800	—	8,590,874	—
Milestone payment	5,000,000	—	5,000,000
Other revenue	21,984,800	—	13,590,874	—

Total net revenues	$24,065,958	$—	$14,705,252	$—
COST OF PRODUCT REVENUES
Cost of product revenues	817,488	—	429,355	—
Gross profit	$23,248,470	$—	$14,275,897	$—

Accounts Receivable	$6,540,972	$—
The accounts receivable balance at the end of June 30, 2011 included the $5 million milestone payment. The Company has exceeded the cap of $7.0 million by $2.2 million for research and development spending on the PREGNANT Study and related NDA pursuant to the Watson Transactions and has recorded this amount as a reduction of research and development expenses. Watson has paid $1.9 million and has been invoiced for the remaining $0.3 million.

(15)	RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU became effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application was permitted with required transition disclosures based on the period of adoption.  The Company has adopted this standard and there is no effect of this standard on the consolidated financial statements at this time.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company has adopted this standard and there is no effect of this standard on the consolidated financial statements at this time.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, (ASU 2011-04), which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. This update will not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.

(16)	SUBSEQUENT EVENTS:
WATSON PURCHASE AND COLLABORATION AGREEMENT
The Company's March 2, 2010 Purchase and Collaboration Agreement with Watson provides for a Clinical Trial Results Milestone payment to Columbia of either $6 million or $8 million based upon certain statistical results of the PREGNANT Study, as agreed to by the FDA. The Company provided statistical analyses to Watson and claimed the $6 million milestone. Watson did not agree that the milestone had been achieved pursuant to the terms of the contract. The parties tried without success to resolve the dispute. Columbia has now decided not to pursue this milestone further after careful review by legal counsel and consideration of the costs and uncertain outcome in arbitration of the dispute under the contract. The working relationship between the two parties remains very collaborative in advancing the NDA submission and filing with the FDA and development of a next-generation vaginal progesterone product. No revenue has been recognized for this milestone payment.

STRIANT ASSET PURCHASE AGREEMENT
On July 27, 2011, the Company entered into a license agreement with Invaron Pharmaceuticals Inc. (“Invaron”), a privately-held Canadian pharmaceutical company, for STRIANT® (testosterone buccal system) in Canada. Under the terms of the agreement, Invaron will seek regulatory approval for and will market STRIANT in Canada. Columbia will receive a royalty on annual net sales of STRIANT in Canada, assuming Invaron receives Health Canada regulatory approval. Revenues to Columbia are not expected to be material.

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
Historically, we received revenues domestically from our Progesterone Products (CRINONE and PROCHIEVE) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees. As of July 2, 2010, and the close of the Watson Transactions described below, we supply Watson with CRINONE products and Watson promotes and sells these products to wholesalers and specialty pharmacies in the United States.  We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.

Products:

Progesterone Products	-	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.;

	-	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.;

	-	CRINONE® 8% sold to Merck Serono for resale outside the U.S.;

	-	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.; and

	-	PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010.

Other Products	-	STRIANT® (testosterone buccal system) formerly marketed and sold by the Company in the U.S. and now marketed and sold by Actient; and

STRIANT® sold to The Urology Company, Ltd. for resale in the U.K.
On July 2, 2010, we sold substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the PREGNANT Study, regulatory filings, receipt of regulatory approvals and product launches. Additionally, Watson will fund the development of a next-generation vaginal Progesterone Product as part of a comprehensive life-cycle management strategy.
Effective May 19, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
Under the Asset Purchase Agreement, dated April 20, 2011, the Company sold to Actient certain assets primarily related to STRIANT in the United States, its territories, and possessions (the “Territory”) including, but not limited to the STRIANT NDA and other regulatory approvals in the Territory; the STRIANT trademark, trade dress and other promotional materials used primarily to promote, market and sell STRIANT in the Territory; on-hand STRIANT inventories as of the closing; and other ancillary assets and rights. In consideration of the assets and rights acquired under the Asset Purchase Agreement, Actient made a one-time payment on April 20, 2011 to Columbia of $3.1 million. The $2.5 million gain, net of the transfer of inventory, fixed assets related to STRIANT, and the residual prepaid FDA fees, was recognized in the second quarter of 2011.
Columbia's business now consists of its product manufacturing revenues, royalties and potential milestone payments, its collaboration with Watson on the development of next-generation Progesterone Products, and its novel bioadhesive drug delivery technologies and other product candidates.
With the closing of the Watson Transactions, CRINONE products are marketed and sold in the U.S. by Watson. We manufacture and sell product to Watson at our cost plus 10%: these revenues are recorded within net product revenues. In addition, we receive royalties equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over. Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct manufacturing costs plus 20%. These revenues are recorded within net product revenues.

Future recurring revenues will be derived primarily from product sales to and royalties from Watson, product sales to Merck Serono, and royalties on STRIANT sales by The Urology Company and Actient. Future revenues from STRIANT are not expected to be material. Future, non-recurring milestone payments will be recognized when and if the milestones are achieved. Operating expenses attributable to product selling, marketing and distribution activities have been eliminated with the exception of those expenses related to the distribution of STRIANT which ceased in the second quarter of 2011. Research and development expenses should decrease because the PREGNANT Study has been completed and the related NDA filing has been submitted. In addition, the Company has reached the cap of $7.0 million for research and development spending on the PREGNANT Study and related NDA pursuant to the Watson Transactions. Future spending on development related to Progesterone Products will be the responsibility of Watson.
All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, or supplied for resale in the United States. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.
From July 2010 through June 2011, the Company has recorded the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Beginning in the fourth quarter of 2010, only distribution costs related to STRIANT are included in selling and distribution costs. Following the U.S. sale of STRIANT in April 2011, the Company no longer has any sales and distribution expenses. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations. Amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.
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
The Company's March 2, 2010 Purchase and Collaboration Agreement with Watson provides for a Clinical Trial Results Milestone payment to Columbia of either $6 million or $8 million based upon certain statistical results of the PREGNANT Study, as agreed to by the FDA. The Company provided statistical analyses to Watson and claimed the $6 million milestone. Watson did not agree that the milestone had been achieved pursuant to the terms of the contract. The parties tried without success to resolve the dispute. Columbia has now decided not to pursue this milestone further after careful review by legal counsel and consideration of the costs and uncertain outcome in arbitration of the dispute under the contract. The working relationship between the two parties remains very collaborative in advancing the NDA submission and filing with the FDA and development of a next-generation vaginal progesterone product. No revenue has been recognized for this milestone payment.
The NDA for the PREGNANT Study was submitted to the FDA on April 26, 2011 and was accepted for filing by the FDA on June 27, 2011. This triggered a milestone payment of $5 million due from Watson pursuant to the Company's Purchase and Collaboration Agreement. The $5 million milestone payment has been accrued in Other Revenues in the second quarter of 2011 with the corresponding entry in Accounts Receivable from Watson. The payment was made by Watson on July 8, 2011.
Results of Operations - Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010
 Total net revenues in the six months ended June 30, 2011 were $31.7 million as compared to $16.6 million in the six months ended June 30, 2010.  The presentation and results for net revenues have changed for Columbia from previous years due to the completion of the Watson Transactions and its effect on revenues. Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2010, to wholesalers and specialty pharmacies in the U.S., and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues decreased by $8.2 million to $8.4 million in the six months ended June 30, 2011 as compared to $16.6 million in the six months ended June 30, 2010.  This decrease takes into account the transfer of CRINONE and PROCHIEVE assets, including responsibility for product sales in the U.S., to Watson and to a smaller extent, the transfer of STRIANT product sales in the U.S. to Actient.  Net product revenues from Merck Serono for international sales of CRINONE 8% increased by 26% due primarily to higher volume. STRIANT net product revenues were $0.1 million lower than in the 2010 period, as a result of the sale to Actient.

Total royalty revenues were $1.3 million in the six months ended June 30, 2011, as compared to $0.0 million in the six months ended June 30, 2010, as a result of royalty revenues from Watson on CRINONE products sold by Watson after the closing of the Watson Transactions.
Total other revenues were $22.0 million in the six months ended June 30, 2011 as compared to $0.0 million in the six months ended June 30, 2010, due to the amortization of the deferred revenue recognized from the sale of assets to Watson and the recognition of the $5.0 million milestone payment from Watson for the filing of the PREGNANT Study NDA with the FDA.  The Company was amortizing $34 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for PROCHIEVE for the preterm birth indication.
 Gross profit increased 100% from $13.4 million in the six months ended June 30, 2010 to $26.7 million for the six months ended June 30, 2011, as a result of the inclusion of the royalties from Watson, the recognition of the amortization of the deferred revenue resulting from the Watson Transactions and the milestone payment from Watson.  Gross margin as a percentage of total net revenues was higher at 84% for the six months ended June 30, 2011 as compared with 80% with the same period in 2010.  Excluding the amortization of deferred revenue and the milestone payment, gross profit margin was 48% for the six months ended June 30, 2011 as compared with 84% in the same period in 2010. The decline in this gross profit margin is related to the product sales to Watson in the 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the 2010 period at wholesale prices.
Selling and distribution expenses were $0.1 million in the six months ended June 30, 2011, as compared to $6.0 million in the six months ended June 30, 2010.  The reduction in expenses is a result of the elimination of Columbia's sales and marketing organization following the closing of the Watson Transactions on July 2, 2010.  Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  The costs for selling and distribution in the six months ended June 30, 2011 are attributable to distribution costs related to STRIANT. For the six months ended June 30, 2010, sales force and management costs were $3.7 million (including $0.2 million of severance), product marketing expenses were approximately $1.7 million and sales information and distribution costs were approximately $0.6 million.
General and administrative expenses were $4.9 million in the six months ended June 30, 2011, as compared to $8.1 million in the six months ended June 30, 2010.  The decrease in expenses from 2010 was attributable to $2.5 million in costs related to the Watson Transactions, $0.6 million in severance costs and $0.2 million of higher investor relations costs in 2010.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.
Research and development expenses were $1.9 million in the six months ended June 30, 2011 as compared to $4.6 million for the six months ended June 30, 2010.  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the first six months of 2011 were lower than in 2010 due to completion of the PREGNANT Study in December 2010. In addition, we have incurred the full $7.0 million for research and development spending on the PREGNANT Study and related NDA for which we were responsible pursuant to the Watson Transactions. Expenses in excess of that amount are the responsibility of Watson. During the six months ended June 30, 2011, $2.2 million in reimbursable costs were credited to research and development expense.
 Amortization of the acquisition cost for the CRINONE U.S. marketing rights ceased in the third quarter of 2010 as a result of the sale of these assets to Watson. The amortization in the six months ended June 30, 2010 was $2.5 million.
 Other expense amounted to $5.3 million for the six months ended June 30, 2011, a decrease of $4.4 million over the same period in 2010, consisting primarily of expenses related to the recognition of the $5.0 million change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement ($2.7 million) and the October 2009 stock issuance ($2.3 million) which expenses resulted from the increase in stock price from December 31, 2010. On January 20, 2011, when the contingent purchase rights on the redeemable warrants expired, the value of the warrants was reclassified to Capital in Excess of Par Value. The warrants related to the July 2010 convertible notes will no longer be marked to market. Other income/expense for the six months ended June 30, 2010 consisted primarily of interest expense of $4.8 million associated with the $40 million convertible notes, the financing agreements and warrant amortization with PharmaBio, and $4.8 million representing the non-cash charge for the embedded derivative related to the Notes that was repaid as part of the Watson Transactions.
As a result, the net income for the six months ended June 30, 2011 was $17.1 million or $0.20 per basic and $0.19 per diluted share, as compared to the net loss for the six months ended June 30, 2010 of $17.5 million, or $0.27 per basic and diluted share.

Results of Operations - Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010
 Total net revenues in the three months ended June 30, 2011 were $19.2 million as compared to $9.4 million in the three months ended June 30, 2010.  The presentation and results for net revenues have changed from previous years for Columbia due to the completion of the Watson Transactions and its effect on revenues. Net Revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2010, to wholesalers and specialty pharmacies in the U.S., and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues were $4.9 million in the three months ended June 30, 2011 as compared to $9.5 million in the three months ended June 30, 2010.  This decrease takes into account the transfer of CRINONE and PROCHIEVE assets, including responsibility for product sales in the U.S. to Watson.  Net product revenues from Merck Serono for international sales of CRINONE 8% increased by 38% due to a primarily to higher volume. STRIANT net product revenues were $0.2 million lower than in the 2010 period, as a result of the sale to Actient.
Total royalty revenues were $0.7 million in the three months ended June 30, 2011, compared to $0.0 million in the three months ended June 30, 2010, primarily as a result of royalty revenues from Watson on CRINONE products sold by Watson after the closing of the Watson Transactions.
Total other revenues were $13.6 million in the three months ended June 30, 2011 as compared to $0.0 million in the three months ended June 30, 2010, due to the amortization of the deferred revenue recognized from the sale of assets to Watson and the recognition of the $5.0 million milestone payment from Watson for the filing of the PREGNANT Study NDA by the FDA.  The Company was amortizing $34.0 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for PROCHIEVE.
 Gross profit increased 121% from $7.4 million in the three months ended June 30, 2010 to $16.2 million for the three months ended June 30, 2011, as a result of the inclusion of the royalties from Watson, the recognition of the amortization of the deferred revenue resulting from the Watson Transactions and the PREGNANT Study NDA filing milestone payment from Watson.  Gross margin as a percentage of total net revenues was higher at 84% for the three months ended June 30, 2011 compared with 78% in the same period in 2010.  Excluding the amortization of deferred revenue and the milestone payment, gross profit margin was 47% for the three months ended June 30, 2011 as compared with 78% in the same period in 2010. The decline in gross profit margin is related to the product sales to Watson in the 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the 2010 period at wholesale prices.
Selling and distribution expenses were $0.0 million in the three months ended June 30, 2011, as compared to $2.7 million in the three months ended June 30, 2010.  The reduction in expenses is a result of the elimination of Columbia's sales and marketing organization following the closing of the Watson Transactions on July 2, 2010.  Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  There were nominal costs for selling and distribution in the three months ended June 30, 2011, which were attributable to distribution costs related to STRIANT. For the three months ended June 30, 2010, sales force and management costs were $1.6 million, product marketing expenses were approximately $0.8 million and sales information and distribution costs were approximately $0.3 million.
General and administrative expenses were $2.5 million in the three months ended June 30, 2011, as compared to $4.0 million in the three months ended June 30, 2010.  The decrease in expenses from 2010 was attributable to $1.0 million in costs related to the Watson Transactions, $0.6 million in severance costs and $0.1 million in higher intellectual property costs in 2010.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.
Research and development expenses were $0.5 million in the three months ended June 30, 2011, as compared to $2.2 million in the three months ended June 30, 2010.  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the second quarter of 2011 were lower than in 2010 due to completion of the PREGNANT Study in December 2010 and the reimbursement of R&D expenses by Watson. We have incurred the full $7.0 million for research and development spending on the PREGNANT Study for which we were responsible under the Watson Transactions. Expenses in excess of that amount are the responsibility of Watson. During the three months ended June 30, 2011, $1.9 million in reimbursable costs were credited to research and development expense.
 Amortization of the acquisition cost for the CRINONE U.S. marketing rights ceased in the third quarter of 2010 as a result of the sale of these assets to Watson. The amortization in the quarter ended June 30, 2010 was $1.3 million.

Other income/expense amounted income of $2.6 million for the three months ended June 30, 2011, compared to expense of $1.4 million over the same period in 2010, consisting primarily of the recognition of the $2.8 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from March 31, 2011. Other income/expense for the quarter ended June 30, 2010 consisted primarily of interest expense of $2.5 million associated with the $40 million convertible notes, the financing agreements and warrant amortization with PharmaBio, and $1.0 million representing the non-cash charge for the embedded derivative related to the Notes that were repaid as part of the Watson Transactions.
As a result, the net income for the three months ended June 30, 2011 was $18.3 million or $0.21 per basic and $0.16 per diluted share, as compared to the net loss for the three months ended June 30, 2010 of $4.2 million or $0.06 per basic and diluted share.
Liquidity and Capital Resources
Cash and cash equivalents were $21.8 million and $21.6 million at June 30, 2011 and December 31, 2010, respectively.  The Company believes its cash on hand will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended June 30,
	2011	2010
Cash flows:
Operating activities:
Net income (loss)	$17,127,308	$(17,472,878)
Non-cash charges	(13,786,663)	13,362,354
Change in working capital	(8,863,913)	(684,476)
Total operating activities	(5,523,268)	(4,795,000)

Investing activities	2,474,656	(7,152)
Financing activities	3,154,869	14,956,570
Effect of exchange rate changes on cash	23,544	(33,871)
NET INCREASE IN CASH	$129,801	$10,120,547

Operating Activities:
Net cash used in operating activities for the six months ended June 30, 2011 was $5.5 million and resulted primarily from $3.3 million in net operating income after applying non-cash charges and increases in working capital of $8.9 million.  The net income of $17.1 million in the first six months of 2011 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, gain on the sale of STRIANT, stock-based compensation, write-down of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $13.8 million, resulting in a net cash income of $3.3 million.  Accounts receivable increased by $4.9 million from the fourth quarter of 2010, primarily related to the accrual for the $5.0 million milestone payment from Watson.   Inventories grew by $0.5 million during the period to meet customer orders. Accounts payable decreased by $2.1 million due primarily to the $1.8 million payment for the Bio-Mimetics settlement coupled with payments related to completion of the PREGNANT Study.  Other accrued expenses decreased by $0.9 million, mainly related to the payment of bonuses in the first quarter of 2011.
Net cash used in operating activities for the six months ended June 30, 2010 resulted primarily from $4.1 million in net operating losses after applying non-cash charges and increases in working capital of $0.7 million. The net loss of $17.5 million in the first half of 2010 included non-cash items for depreciation, amortization, a change in the fair value of a derivative, stock-based compensation, provision for sales returns, and non-cash interest expense, which totaled $13.4 million, leaving a net cash loss of $4.1 million for the first half of 2010. Accounts receivable remained unchanged from the fourth quarter of 2009. Inventories grew by $0.5 million during the period to meet customer orders. Accounts payable decreased by $1.0 million and other accrued expenses increased by $0.4 million. The decrease in accounts payable is due primarily to payments for marketing programs and for the PREGNANT Study. The increase in other accrued expenses of $0.4 million related to the accruals for severance payments.

Investing activities:
Net cash provided by investing activities was $2.5 million in the six months ended June 30, 2011 and nominal in the six months ended June 30, 2010. Proceeds from the sale of SRIANT were $3.1 million and the Company has started making investments of $0.6 million to increase manufacturing capacity primarily to ensure its ability to meet Watson's forecasts for the anticipated launch of PROCHIEVE and facility improvements to ensure compliant manufacturing operations.
Financing Activities:
 Net cash provided by financing activities in the six months ended June 30, 2011 was $3.2 million, consisting of $2.6 million of proceeds from the exercise of employee stock options and $0.7 million of proceeds from the exercise of warrants offset by the purchase as related to treasury stock of $0.1 million.
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
 As of June 30, 2011, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $42.0 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to the Company.  Options and warrants outstanding at June 30, 2011 were 5,168,965 and 12,179,169, respectively.  However, there can be no assurance that any such options or warrants will be exercised.  The aggregate intrinsic value of exercisable options and warrants was $16.5 million and $0.0 million at each period ended June 30, 2011 and June 30, 2010, respectively.
Significant expenditures anticipated by the Company in the near future are concentrated on relatively fixed general and administrative expenses as well as product development and related staff costs. The Company will also be making investments to increase manufacturing capacity to ensure its ability to meet Watson's forecasts for the anticipated launch of PROCHIEVE and making facility improvements to ensure compliant manufacturing operations.
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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, (ASU 2011-04), which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. This update will not have a material effect on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05 Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.
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
Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of STRIANT through April 2011), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily the amortization of the deferred revenue and milestone payments from the Watson Transactions).
Net product revenues are recognized when shipped, except in the case of product shipments to Watson, which are recognized when received at Watson's warehouse.   Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
The Watson Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing and acceptance of the related NDA with the FDA.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period.   The adoption of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements by the Company on January 1, 2011, did not alter the revenue recognition for the Watson Transactions as ASU 2009-13 is only applicable to revenue arrangements entered into or materially modified after adoption.
Sales Returns. Revenues from the sale of products are recorded at the time goods are shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees are not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized.  The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists.  With regard to sales returns for CRINONE and PROCHIEVE, the Company is only responsible for returns of products sold prior to the closing of the Watson Transactions on July 2, 2010. In addition, with the sale of STRIANT, the Company is only responsible for returns of products sold prior to the closing of the STRIANT Asset Purchase Agreement on April 20, 2011. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.

Stock-Based Compensation – Employee Stock-Based Awards. Commencing January 1, 2006, the Company adopted ASC 718, “Share Based Payment”, formerly SFAS 123(R), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of ASC 718.  During the first six months of 2011, there were 1,035,000 options granted.

	Six Months Ended June 30,
	2011	2010
Risk free interest rate	2.12%	—
Expected term	4.75	—
Dividend yield	—	—
Expected volatility	92.7%	—
Fair Value of Financial Instruments- Effective January 1, 2008, we adopted FASB ASC 820-10-25, "Fair Value Measurement and Disclosures." This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, "Financial Instruments."
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
The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Company’s Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $10,985,691 and $9,286,906 as of June 30, 2011 and December 31, 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the six months ended June 30, 2011, the Company recorded an expense of $2,260,183 to adjust the value of the stock warrant liability to market.
The fair value of accounts receivable and accounts payable approximate their carrying amount.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements, which statements are indicated by the words “may,” “will,” “plans,” “believes,” “expects,” “intends,” “anticipates,” “potential,” “should,” and similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made.

Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE by Watson in the United States; the successful marketing of CRINONE 8% by Merck Serono outside the United States; review by the FDA of the NDA for PROCHIEVE in the preterm birth indication; the outcome of further analyses of the clinical data generated during the PREGNANT Study by the FDA; success in obtaining timely approval of PROCHIEVE in the preterm birth indication by the FDA; successful development of a next-generation vaginal progesterone product; the ability of our third-party manufacturers to supply CRINONE, PROCHIEVE and STRIANT; success in obtaining acceptance and approval of new products by the FDA and international regulatory agencies; the impact of competitive products and pricing; the timely and successful negotiation of partnerships or other transactions; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC.
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
 Expenditures, primarily related to manufacturing for the six months ended June 30, 2011 were approximately $1.0 million more than they would have been if the average 2010 exchange rates had been in effect in 2011.
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
Based on their evaluation at June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    (Removed and Reserved)

Item 5.     Other Information
None.

Item 6.     Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws of Columbia Laboratories, Inc. (1)
10.1	Asset Purchase Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (2)
10.2	License Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (2)
10.3	U.S. Supply Agreement Assignment dated April 20, 2011, between Mipharm S.p.A., and Columbia Laboratories (Bermuda), Ltd. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	XBRL instance documents

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, dated April 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  August 4, 2011