Form 10-Q
period 2011-09-30
COLUMBIA LABORATORIES INC
filed 2011-11-03
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 2, 2011: 87,267,865.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three- and nine- months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2011.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $5,218,499 in 2011 and $8,245,818 in 2010 is interest bearing	$11,327,465	$21,630,979
Short term investments	14,988,328	—
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2011 and 2010 (including amounts from related party: 2011 - $932,052; 2010 - $2,101,161)	3,099,756	4,141,026
Inventories	3,343,237	2,586,207
Prepaid expenses and other current assets	560,166	497,947
Total current assets	33,318,952	28,856,159
Property and equipment, net	851,343	518,542
Other assets	464,306	484,141
TOTAL ASSETS	$34,634,601	$29,858,842

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$2,906,871	$5,393,966
Accrued expenses	3,613,674	4,491,074
Deferred revenue (amounts from related party)	—	16,974,383
Total current liabilities	6,520,545	26,859,423
Deferred revenue	49,815	154,187
Redeemable warrants	—	13,471,832
Common stock warrant liability	5,935,171	9,286,906
TOTAL LIABILITIES	12,505,531	49,772,348
COMMITMENTS AND CONTINGENCIES
Contingently redeemable series C preferred stock, 600 shares issued and outstanding (liquidation preference of $600,000)	600,000	600,000
SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 24,000 shares issued and outstanding (liquidation preference of $2,400,000) in 2011 and 59,000 shares issued and outstanding (liquidation preference of $5,900,000) in 2010	240	590
Common stock $.01 par value; 150,000,000 authorized; 87,304,313 and 84,434,611 shares issued in 2011 and 2010, respectively	873,043	844,345
Capital in excess of par value	277,903,393	260,600,989
Less cost of 36,448 and 3,462,124 treasury shares in 2011 and 2010, respectively	(125,381)	(3,346,090)
Accumulated deficit	(257,265,396)	(278,809,945)
Accumulated other comprehensive income	143,170	196,604
Shareholders' equity (deficiency)	21,529,070	(20,513,506)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$34,634,601	$29,858,842
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Net product revenues (including amounts from related party:
nine months 2011 - $1,513,296; 2010 - $581,104
three months 2011 - $574,956; 2010 - $581,104)	$12,536,141	$21,702,045	$4,129,112	$5,117,378
Royalties (including amounts from related party:
nine months 2011 - $1,845,154; 2010 - $450,000
three months 2011 - $702,336; 2010 - $450,000)	2,070,226	544,349	782,694	540,380
Other revenues (including amounts from related party:
nine months 2011 - $21,974,383; 2010 - $8,487,192
three months 2011 $0; 2010 - $8,487,192 )	22,078,785	8,537,003	34,888	8,503,655
Total net revenues	36,685,152	30,783,397	4,946,694	14,161,413
COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related party:
nine months 2011 - $1,453,720; 2010 - $528,473
three months 2011 - $636,232; 2010 - $528,473)	8,161,210	6,232,062	3,124,284	2,969,827
Gross profit	28,523,942	24,551,335	1,822,410	11,191,586
OPERATING EXPENSES:
Selling and distribution	87,669	9,882,039	—	3,925,408
General and administrative	6,765,420	12,451,067	1,908,616	4,339,349
Research and development (net of reimbursement from related party:
nine months 2011 - $2,690,163; 2010 - $0
three months 2011 - $474,987; 2010 - $0)	2,362,434	6,609,318	508,884	2,034,183
Net gain on U.S. sale of STRIANT	(2,533,127)	—	—	—
Amortization of licensing right	—	2,522,364	—	—
Total operating expenses	6,682,396	31,464,788	2,417,500	10,298,940
Income (loss) from operations	21,841,546	(6,913,453)	(595,090)	892,646
OTHER INCOME (EXPENSE):
Interest income	36,395	24,625	31,868	22,416
Interest expense	(11,663)	(4,832,641)	(3,887)	(12,549)
Change in fair value of derivative	—	—	—	4,829,036
Loss on extinguishment of debt	—	(5,156,775)	—	(5,156,775)
Change in fair value of redeemable warrants	(2,721,205)	(133,128)	—	(133,128)
Change in fair value of stock warrants	2,790,337	—	5,050,520	—
Other, net	(353,151)	(201,684)	(32,964)	(184,024)
Total other income (expense)	(259,287)	(10,299,603)	5,045,537	(635,024)
Income (loss) before taxes	21,582,259	(17,213,056)	4,450,447	257,622
Provision for income taxes	(37,710)	(2,200)	(33,206)	—
NET INCOME (LOSS)	$21,544,549	$(17,215,256)	$4,417,241	$257,622
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.25	$(0.24)	$0.05	$0.00
Diluted	$0.20	$(0.24)	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	85,998,197	70,987,668	87,269,433	82,010,063
Diluted	92,561,710	70,987,668	89,240,246	82,010,063
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
NET INCOME (LOSS)	$21,544,549	$(17,215,256)	$4,417,241	$257,622
Other comprehensive income (loss):
Foreign currency translation	(10,356)	(11,479)	(15,586)	12,032
Unrealized loss on short term investments	(43,078)	—	(43,078)	—
COMPREHENSIVE INCOME (LOSS)	$21,491,115	$(17,226,735)	$4,358,577	$269,654

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,544,549	$(17,215,256)
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	120,646	3,107,178
Amortization on beneficial conversion features	—	918,710
Amortization on warrant valuation	—	673,852
Gain on sale of STRIANT	(2,533,127)	—
Change in value of redeemable warrants	2,721,205	133,128
Change in value of stock warrants	(2,790,337)	—
Recognition of deferred income	(16,924,568)	(8,537,003)
Provision for sales returns	358,287	1,633,424
Writeoff of accounts receivable	7,616	67,744
Writeoff of inventories	58,612	42,595
Loss on extinguishment of debt	—	5,156,775
Share-based compensation	649,658	2,685,621
Non-cash interest expense on financing agreements	—	1,137,222
Loss on disposal of fixed assets	3,780	—
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,033,654	1,747,119
Inventories	(1,103,674)	(276,639)
Prepaid expenses and other current assets	(167,256)	879,356
Other assets	19,835	(737)
Increase (decrease) in:
Accounts payable	(2,487,095)	(1,717,776)
Other accrued expenses	(1,247,092)	704,747
Deferred revenue	(154,187)	—
Net cash used in operating activities	(889,494)	(8,859,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(631,031)	(34,864)
Additions to short term investments	(15,031,406)	—
Proceeds from sale of assets	—	35,240,000
Proceeds from sale of STRIANT	3,100,000	—
Net cash (used in) provided by investing activities	(12,562,437)	35,205,136
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	11,643,897
Proceeds from financing agreements - Watson Note	—	15,000,000
Proceeds from exercise of stock options	2,641,950	—
Proceeds from exercise of warrants	653,299	—
Payment of note payable	—	(25,999,999)
Payments pursuant to financing agreements	—	(16,155,903)
Repurchase of company stock	—	(3,059,996)
Payments for purchase of treasury stock	(125,381)	(62,281)
Dividends paid	(22,500)	(22,500)
Net cash provided by (used in) financing activities	3,147,368	(18,656,782)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2011	2010

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,049	(11,471)
NET (DECREASE) INCREASE IN CASH	(10,303,514)	7,676,943
CASH, BEGINNING OF PERIOD	21,630,979	14,757,615
CASH, END OF PERIOD	$11,327,465	$22,434,558

SUPPLEMENTAL INFORMATION
Interest paid	$—	$1,600,000
Taxes paid	$199,775	$58,256
NON-CASH FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par value	$16,193,037	$—
Retirement of warrant liability	$561,398	$—
Forgiveness of Watson Note	$—	$15,000,000
Net issuance of Common Stock for debt retirement	$—	$7,738,883
Issuance of warrants for debt retirement	$—	$5,509,893
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (1) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 with the exception of the addition of the following accounting policy related to the accounting for short term investments.
Short Term Investments. Investments consist of actively traded mutual funds that invest in U.S. Treasury and agency securities. The Company's investments are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders' equity as unrealized gains and losses and reported as a component of accumulated other comprehensive income. No gains or losses on investments are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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
Watson paid the Company $47 million in cash, forgave $15 million in debt, payable under a note described in Note 10 (the Watson Note), and assumed certain liabilities associated with the Purchased Assets. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III study designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening (the “PREGNANT study”), regulatory filings, receipt of regulatory approvals and product launches. Watson will also make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase and Collaboration Agreement, dated as of March 3, 2010, between the Company and Watson (the “Purchase Agreement”), in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT study and will be responsible for such other activities as determined by the joint development committee.  The Company is responsible for the costs of the preparation, filing and approval process of the new drug application (“NDA”) in the preterm birth indication with the Food and Drug Administration ("FDA") up to a maximum of $7.0 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson. As of September 30, 2011, the Company has spent $9.7 million in costs related to the PREGNANT study and related NDA. Watson has reimbursed the Company for $2.4 million of these costs and has been invoiced for $0.3 million. The $2.7 million in reimbursable costs were credited to research and development expense.
The parties also entered into various ancillary agreements in connection with the Purchase Agreement, including an Investor's Rights Agreement (pursuant to which Watson designated a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares, and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply Progesterone Products to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Purchase Agreement, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions, from July 2, 2010,

(the date of the closing of the Watson Transactions) until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products. The joint development collaboration is terminable by either party on or after July 2, 2015.

(3)	DEFERRED REVENUE:
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven debt plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million.  The excess has been recorded as deferred revenue and was being amortized over the remaining research and development period for the PREGNANT study including the Company's submission to, and the FDA's filing of the related NDA. On April 26, 2011, the Company submitted an NDA related to the Preterm birth indication.  On June 27, 2011, the FDA accepted for filing the NDA, which triggered a $5.0 million milestone payment from Watson to the Company and was recorded as other revenue in the three month period ended June 30, 2011.  The payment was received in July 2011.

	September 30,	December 31,
	2011	2010
Net deferred revenue - Watson	$—	$16,974,383

Deferred revenue - other	49,815	154,187

Total deferred revenue	$49,815	$17,128,570

The Company recognized revenue from the amortization of deferred revenues of $17,078,785 and $8,537,003 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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
In consideration of the rights granted under the License Agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the Territory. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7%) royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10%) royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50%) upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic product to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing.

(5)	REVENUE RECOGNITION AND SALES RETURNS RESERVES:
Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of STRIANT through April, 2011), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues, (primarily the amortization of the deferred revenue and milestone payments from the Watson Transactions).
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
The Purchase Agreement with Watson entitles the Company to milestone payments based upon the successful completion of clinical development milestones in the PREGNANT study, regulatory filings, receipt of regulatory approvals and product launches.  The Company applies the Milestone Method and recognizes the entire amount as revenue in the period earned for all milestones considered substantive.  The Company considers a number of factors in determining if a milestone payment is substantive including: if the payment is commensurate with the Company's performance to achieve the milestone or the enhancement of the value of the delivered items as a result of a specific outcome resulting from the Company's performance to achieve the milestone; if the milestone relates only to past performance and if the milestone is reasonable relative to all of the deliverables and payment terms within the Purchase Agreement.  The Company earned a $5.0 million milestone payment upon the FDA acceptance of the Preterm Birth NDA.  The Company determined this to be a substantive milestone and recognized the entire amount as revenue in the three month period ended June 30, 2011.
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
An analysis of the reserve for sales returns follows:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of year	$2,663,648	$1,883,623

Provision:
Related to current period sales	52,487	745,405
Related to prior period sales	305,800	888,019
	358,287	1,633,424
Returns:
Related to current period sales	—	(61,013)
Related to prior period sales	(1,093,307)	(745,945)
	(1,093,307)	(806,958)
Balance at end of quarter	$1,928,628	$2,710,089

(6)	INVENTORIES:
Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Finished goods	$1,932,215	$1,491,057
Raw materials	1,411,022	1,095,150
Total Inventories	$3,343,237	$2,586,207

(7)	NOTES PAYABLE:
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
The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million have been recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the five-year term of the Notes.  For the nine month period ended September 30, 2010, $0.8 million of amortization related to these discounts were classified as interest expense in the Company's consolidated statements of operations; there was no amortization taken in the period ended September 30, 2011 because the discounts were fully written off as a result of the closing of the Watson Transactions and the Note Purchase Agreements (described below).
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
In an agreement dated March 5, 2003 (the “STRIANT Financing Agreement”), PharmaBio Development Inc. ("PharmaBio") agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Financing Agreement.  In return, PharmaBio received a 9% royalty on net sales of STRIANT in the United States up to agreed annual sales revenues and a 4.5% royalty on net sales above those levels.  The royalty term was seven years.  Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts; because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities.  The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the seven-year term of the STRIANT Financing Agreement, assuming an interest rate of 15%.  Interest expense was $1.2 million for the nine months ended September 30, 2010. There was no interest in the nine months ended September 30, 2011 due to the termination of the STRIANT Financing Agreement following the Watson Transactions, as described below.
On July 22, 2009, the Company and PharmaBio entered into an amendment to the STRIANT Financing Agreement, in which they agreed that when the minimum royalty payment would become due the Company would be entitled, in its sole discretion, either to pay the balance due under the STRIANT Financing Agreement or issue to PharmaBio a secured promissory note for that balance.  In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of Common Stock at an exercise price of $1.15.   This warrant had a stated expiration date of July 22, 2014, unless earlier exercised or terminated. Using the Black-Scholes valuation model, the Company determined the value of the initial warrant to purchase 900,000 shares of the Common Stock to be $719,904, or $0.80 per share, which was being amortized over the 16 month period through November 2010.  The amortization expense recorded in the nine months ended September 30, 2010 was approximately $0.3 million.
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
On July 2, 2010, the Company paid $16.2 million to PharmaBio and the STRIANT Financing Agreement was terminated.  In addition, the amortization of the remaining balance of $225,000 for the value assigned to the PharmaBio warrants was written off.  PharmaBio retained the warrant to purchase 900,000 shares of Common Stock.

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
The Watson Note was unsecured and subordinate in right of payment to the Company's obligations to PharmaBio under the STRIANT Financing Agreement. As required by the STRIANT Financing Agreement, pursuant to a Letter Agreement dated June 1, 2010 between the Company and PharmaBio, PharmaBio consented to the Company entering into, and incurring the debt under, the Watson Note. The Watson Note was also subordinate in right of payment to the Notes. The Watson Note contained certain covenants and representations and warranties, including a covenant which prohibited the Company from incurring any additional indebtedness that would rank senior or pari passu to the Watson Note, subject to certain exceptions specified in the Watson Note.

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
The following table shows selected information by geographic area:

	Net Revenues	Identifiable Assets
As of and for the nine months ended September 30, 2011
United States	$26,094,314	$28,748,775
Switzerland	10,590,838	3,428,553
Other countries	—	2,457,273
Total	$36,685,152	$34,634,601
As of and for the nine months ended September 30, 2010
United States	$21,422,766	$24,697,531
Switzerland	7,694,077	2,571,502
Other countries	1,666,554	1,647,256
Total	$30,783,397	$28,916,289

(12)	INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
INCOME (LOSS) PER SHARE -Basic
NET INCOME (LOSS)	$21,544,549	$(17,215,256)	$4,417,241	$257,622
Less: Preferred stock dividends	(22,500)	(22,500)	(7,500)	(7,500)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$21,522,049	$(17,237,756)	$4,409,741	$250,122

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	85,998,197	70,987,668	87,269,433	82,010,063

NET INCOME (LOSS) PER COMMON SHARE: Basic	$0.25	$(0.24)	$0.05	$0.00

INCOME (LOSS) PER SHARE -Diluted

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$21,522,049	$(17,237,756)	$4,409,741	$250,122
Add: Preferred stock dividends	22,500	—	—	—
Less: Fair value of stock warrants for dilutive warrants	(2,790,337)	—	(5,050,520)	—
NET INCOME (LOSS) APPLICABLE TO
DILUTIVE COMMON STOCK	$18,754,212	$(17,237,756)	$(640,779)	$250,122

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	85,998,197	70,987,668	87,269,433	82,010,063
Effect of dilutive securities
Dilutive stock awards	1,503,743	—	—	—
Dilutive warrants	3,024,798	—	1,970,813	—
Dilutive preferred share conversions	2,034,972	—	—	—
	6,563,513	—	1,970,813	—
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	92,561,710	70,987,668	89,240,246	82,010,063

NET INCOME (LOSS) PER COMMON SHARE: Diluted	$0.20	$(0.24)	$(0.01)	$0.00

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
Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to 17,344,134 and 28,705,906 for the nine months ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to 4,339,789 and 28,705,906 for the three months ended September 30, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

(13)	LEGAL PROCEEDINGS:
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

(14)	STOCK-BASED COMPENSATION:
The Company’s net income (loss) for the nine months ended September 30, 2011 and September 30, 2010 included $0.6 million and $2.7 million, respectively, of stock based compensation expense. Stock based compensation for the nine months ended September 30, 2011 included $152,317 related to the accelerated vesting of certain stock options upon the acceptance by the FDA of the Company's preterm birth indication NDA in accordance with the original stock option agreements. Stock-based compensation expense in the amount of $1.4 million for the acceleration and modification of the vesting of stock options and restricted shares was recognized as a result of the Watson Transactions and was reflected in the total stock-based compensation reported for the nine months ended September 30, 2010.

	Nine Months Ended September 30,
Stock Based Compensation	2011	2010
Cost of revenues	$9,422	$133,543
Selling and distribution	—	1,118,221
General and administrative	578,936	1,200,860
Research and development	61,300	232,997
Total	$649,658	$2,685,621
During the nine months ended September 30, 2011, the Company granted 1,035,000 options to employees. During the nine months ended September 30, 2011, 519,050 options expired unexercised, most of which were out of the money options that had been granted to the previous sales and marketing organization.

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
The fair value of the short term investments are determined based on quoted market prices on the balance sheet date and are classified as a level 1 investment.
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
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $5,935,171 and $9,286,906 as of September 30, 2011 and December 31, 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at the measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the nine months ended September 30, 2011, the Company recorded income of $2,790,337 to adjust the value of the stock warrant liability to market.
The fair value of accounts receivable and accounts payable approximate their carrying amount.

(16)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Net product revenues	$1,513,296	$581,104	$574,956	$581,104
Royalties	1,845,154	450,000	702,336	450,000
Amortization of deferred revenue	16,974,383	8,487,192	—	8,487,192
Milestone payment	5,000,000	—	—	—
Other revenue	21,974,383	8,487,192	—	8,487,192

Total net revenues	$25,332,833	$9,518,296	$1,277,292	$9,518,296
COST OF PRODUCT REVENUES
Cost of product revenues	1,453,720	528,473	636,232	528,473
Gross profit	$23,879,113	$8,989,823	$641,060	$8,989,823

Accounts receivable	$932,052	$533,445
The Company has exceeded the cap of $7.0 million by $2.7 million for research and development spending on the PREGNANT study and related Preterm Birth NDA pursuant to the Watson Transactions and has recorded this amount as a reduction of research and development expenses. Watson has paid the Company for $2.4 million of these excess amounts and has been invoiced for the remaining $0.3 million.

(17)	RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU became effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application was permitted with required transition disclosures based on the period of adoption.  The Company has adopted this standard and there is no effect of this standard on the Company's consolidated financial statements at this time.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company has adopted this standard and there is no effect of this standard on the Company's consolidated financial statements at this time.
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

Products:

Progesterone Products	-	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.;

	-	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.;

	-	CRINONE® 8% sold to Merck Serono for resale outside the U.S.;

	-	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.; and,

	-	PROCHIEVE® 4% formerly sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010.

Other Products	-	STRIANT® (testosterone buccal system) formerly marketed and sold by the Company in the U.S. and now marketed and sold by Actient; and

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
With the closing of the Watson Transactions, CRINONE products are marketed and sold in the U.S. by Watson. We manufacture and sell product to Watson at our cost plus 10%; these revenues are recorded within net product revenues. In addition, we receive royalties equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over. Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct manufacturing costs plus 20%. These revenues are recorded within net product revenues.
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
From July 2010 through June 2011, the Company recorded the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which totaled approximately $34 million. The Company charges our United States operations all selling and distribution expenses that support our marketing, sales and distribution efforts. Beginning in the fourth quarter of 2010, only distribution costs related to STRIANT are included in selling and distribution costs. Following the U.S. sale of STRIANT in April 2011, the Company no longer has any sales and distribution expenses. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations. Amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.
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
The Company's March 3, 2010 Purchase Agreement with Watson provides for a Clinical Trial Results Milestone payment to Columbia of either $6 million or $8 million based upon certain statistical results of the PREGNANT study, as agreed to by the FDA. The Company provided statistical analyses to Watson and claimed the $6 million milestone. Watson did not agree that the milestone had been achieved pursuant to the terms of the Purchase Agreement. The parties tried without success to resolve the dispute. Columbia decided not to pursue this milestone further after careful review by legal counsel and consideration of the costs and uncertain outcome in arbitration of the dispute under the Purchase Agreement. The working relationship between the two parties remains collaborative in advancing the NDA submission and filing with the FDA and development of a next-generation vaginal progesterone product. No revenue was recognized for this milestone payment.The NDA for the progesterone vaginal gel 8% for the reduction of risk of preterm birth in women with premature cervical shortening in the mid-trimester of pregnancy was submitted to the FDA on April 26, 2011 and was accepted for filing by the FDA on June 27, 2011. This triggered a milestone payment of $5 million due from Watson pursuant to the Company's Purchase Agreement. The $5 million milestone payment was recorded in the second quarter of 2011 and the payment was received in the third quarter of 2011.

Results of Operations - Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010
Total net revenues in the nine months ended September 30, 2011 were $36.7 million as compared to $30.8 million in the nine months ended September 30, 2010.  The presentation and results for net revenues have changed for Columbia from previous years due to the completion of the Watson Transactions and its effect on revenues. Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2010, to wholesalers and specialty pharmacies in the U.S., and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues decreased by $9.2 million to $12.5 million in the nine months ended September 30, 2011 as compared to $21.7 million in the nine months ended September 30, 2010.  This decrease takes into account the transfer of CRINONE and PROCHIEVE assets, including responsibility for product sales in the U.S., to Watson, the absence of sales in 2011 to Lil Drug Store Products, Inc. ("LDS") for Replens and RepHresh as a result of the contract expiration and to a smaller extent, the transfer of STRIANT product sales in the U.S. to Actient.  Net product revenues from Merck Serono for international sales of CRINONE 8% increased by 37% due to higher volume. STRIANT net product revenues were $0.4 million lower than in the 2010 period, as a result of the sale to Actient.
Total royalty revenues were $2.1 million in the nine months ended September 30, 2011, as compared to $0.5 million in the nine months ended September 30, 2010, primarily as a result of royalty revenues from Watson on CRINONE products sold by Watson after the closing of the Watson Transactions.
Total other revenues were $22.1 million in the nine months ended September 30, 2011 as compared to $8.5 million in the nine months ended September 30, 2010, due to the amortization of the deferred revenue recognized from the sale of assets to Watson and the recognition of the $5.0 million milestone payment from Watson for the filing of the Preterm Birth study NDA with the FDA.  The Company was amortizing $34 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for progesterone vaginal gel 8% for the preterm birth indication.
Gross profit increased 16% from $24.6 million in the nine months ended September 30, 2010 to $28.5 million for the nine months ended September 30, 2011, as a result of the inclusion of the royalties from Watson, the recognition of the amortization of the deferred revenue resulting from the Watson Transactions and the $5.0 million milestone payment from Watson.  Gross margin as a percentage of total net revenues was lower at 78% for the nine months ended September 30, 2011 as compared with 80% with the same period in 2010.  Excluding the amortization of deferred revenue and the $5.0 million milestone payment, gross profit margin was 59% for the nine months ended September 30, 2011 as compared with 72% in the same period in 2010. The decline in this gross profit margin is related to the product sales to Watson in the 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the 2010 period at wholesale prices.
Selling and distribution expenses were $0.1 million in the nine months ended September 30, 2011, as compared to $9.9 million in the nine months ended September 30, 2010.  The reduction in expenses is a result of the elimination of Columbia's sales and marketing organization following the closing of the Watson Transactions on July 2, 2010.  Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs.  The costs for selling and distribution in the nine months ended September 30, 2011 are attributable to distribution costs related to STRIANT. For the nine months ended September 30, 2010, sales force and management costs were $5.1 million (including $0.5 million of severance), Bio-Mimetics expense of $2.2 million, product marketing expenses were approximately $1.9 million and sales information and distribution costs were approximately $0.7 million.
General and administrative expenses were $6.8 million in the nine months ended September 30, 2011, as compared to $12.5 million in the nine months ended September 30, 2010.  The decrease in expenses from 2010 was mainly attributable to $4.2 million in costs related to the Watson Transactions, $0.6 million in severance costs and $0.2 million of higher investor relations costs in 2010.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.
Research and development expenses were $2.4 million in the nine months ended September 30, 2011 as compared to $6.6 million for the nine months ended September 30, 2010.  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the first nine months of 2011 were lower than in 2010 due to completion of the PREGNANT study in December 2010. In addition, we have incurred the full $7.0 million for research and development spending on the PREGNANT study and related NDA for which we were responsible pursuant to the Watson Transactions. Expenses in excess of that amount are the responsibility of Watson. During the nine months ended September 30, 2011, $2.7 million in reimbursable costs were credited to research and development expense.
Amortization of the acquisition cost for the CRINONE U.S. marketing rights ceased in the third quarter of 2010 as a result of the sale of these assets to Watson. The amortization in the nine months ended September 30, 2010 was $2.5 million.
Other expense amounted to $0.3 million for the nine months ended September 30, 2011, a decrease of $10.0 million over the same period in 2010. Other income/expense during the nine months ended September 30, 2011 included expense related to the recognition of the $5.0 million change in fair value of the warrants issued in conjunction with the July 2010 Note retirement ($2.7 million) which resulted from the increase in stock price from December 31, 2010 through January 20, 2011 and income related to the change in fair value of the warrants issued in conjunction with the October 2009 stock issuance ($2.8 million) which resulted from the decrease in stock price from December 31, 2010. On January 20, 2011, when the contingent purchase rights on the redeemable warrants expired, the value of the warrants was reclassified to Capital in Excess of Par Value. The warrants related to the July 2010 Note retirement are no longer be marked to market. Other income/expense during the nine months ended September 30, 2010 consisted primarily of $5.2 million for the recognition of the loss on the debt extinguishment for the retirement of the Notes and the PharmaBio debt and the write-off of the remaining balance of the deferred financing costs for the Notes and the PharmaBio warrant and interest expense of $4.8 million associated with the $40.0 million Notes and the financing agreements and PharmaBio warrant amortization.
As a result, the net income for the nine months ended September 30, 2011 was $21.5 million or $0.25 per basic and $0.20 per diluted share, as compared to the net loss for the nine months ended September 30, 2010 of $17.2 million, or $0.24 per basic and diluted share.Results of Operations - Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010
Total net revenues in the three months ended September 30, 2011 were $4.9 million as compared to $14.2 million in the three months ended September 30, 2010.  The presentation and results for net revenues have changed from previous years for Columbia due to the completion of the Watson Transactions and its effect on revenues. Net Revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2010, to wholesalers and specialty pharmacies in the U.S., and sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues were $4.1 million in the three months ended September 30, 2011 as compared to $5.1 million in the three months ended September 30, 2010.  This decrease takes into account $2.1 million of net revenues to LDS for Replens and RepHresh in the third quarter of 2010 with no revenues from LDS in 2011, offset to some extent by higher net product revenues from Merck Serono for international sales of CRINONE 8%, which increased by $1.3 million due primarily to higher volume. STRIANT net product revenues were $0.3 million lower than in the 2010 period, as a result of the April 2011 sale to Actient.
Total royalty revenues were $0.8 million in the three months ended September 30, 2011, compared to $0.5 million in the three months ended September 30, 2010, primarily as a result of royalty revenues from Watson on CRINONE products sold by Watson after the closing of the Watson Transactions.Total other revenues were $0.0 million in the three months ended September 30, 2011 as compared to $8.5 million in the three months ended September 30, 2010, due to the amortization of the deferred revenue recognized from the sale of assets to Watson. The Company amortized $34.0 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for for progesterone vaginal gel 8% in the Preterm Birth indication.
Gross profit decreased 84% from $11.2 million in the three months ended September 30, 2010 to $1.8 million for the three months ended September 30, 2011, primarily as a result of the recognition of the amortization of the deferred revenue resulting from the Watson Transactions in the three months ended September 30, 2010.  Gross margin as a percentage of total net revenues was lower at 37% for the three months ended September 30, 2011 compared with 79% in the same period in 2010.  Excluding the amortization of deferred revenue in 2010, gross profit margin was 37% for the three months ended September 30, 2011 as compared with 47% in the same period in 2010. The decline in gross profit margin is related to a higher proportion of product sales to Watson in the 2011 period at cost-plus-10% versus net product sales to Serono than in 2010.
Selling and distribution expenses were $0.0 million in the three months ended September 30, 2011, as compared to $3.9 million in the three months ended September 30, 2010.  The reduction in expenses is a result of the elimination of Columbia's sales and marketing organization following the closing of the Watson Transactions on July 2, 2010.  Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In the three months ended September 30, 2010, expenses primarily include the establishment of a reserve of $2.2 million for back royalties and pre-judgment interest related to Bio-Mimetics, Inc., $0.9 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions and approximately $0.2 million in severance costs and $0.6 million in residual selling and marketing expenses.
General and administrative expenses were $1.9 million in the three months ended September 30, 2011, as compared to $4.3 million in the three months ended September 30, 2010.  The decrease in expenses from 2010 was attributable to $1.7 million in costs related to the Watson Transactions and $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson Transactions.   General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees.Research and development expenses were $0.5 million in the three months ended September 30, 2011, as compared to $2.0 million in the three months ended September 30, 2010.  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the third quarter of 2011 were lower than in 2010 due to completion of the PREGNANT study in December 2010 and the reimbursement of R&D expenses by Watson. We have incurred the full $7.0 million for research and development spending on the PREGNANT study for which we were responsible under the Watson Transactions. Expenses in excess of that amount are the responsibility of Watson. During the three months ended September 30, 2011, $0.5 million in reimbursable costs were credited to research and development expense.
Amortization of the acquisition cost for the CRINONE U.S. marketing rights ceased in the third quarter of 2010 as a result of the sale of these assets to Watson. There was no amortization expense in the quarter ended September 30, 2010.
Other income/expense amounted to income of $5.0 million for the three months ended September 30, 2011, compared to expense of $0.6 million over the same period in 2010, consisting primarily of the recognition of the $5.1 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from June 30, 2011. Other income/expense for the quarter ended September 30, 2010 in the amount of $0.6 million consisted primarily of expenses related to the retirement of all our debt including a $5.2 million expense for the recognition of the loss on debt extinguishment for the Notes, PharmaBio debt under the STRIANT Financing Agreement, and the write-off of the remaining balance of deferred financing costs for the Notes and the PhamaBio warrant partially offset by income from the reversal of the $4.8 million expense recognized in the first half of 2010 for the fair value of the embedded derivative.As a result, the net income for the three months ended September 30, 2011 was $4.4 million or $0.05 per basic and $(0.01) diluted share, as compared to the net income for the three months ended September 30, 2010 of $0.3 million or $0.00 per basic and diluted share.

Liquidity and Capital Resources
Cash and cash equivalents were $11.3 million and $21.6 million at September 30, 2011 and December 31, 2010, respectively.  Cash as of the quarter ended September 30, 2011 reflects the transfer of approximately $15.0 million of cash to short term investments. The Company believes its cash, cash equivalents and short term investments will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Nine Months Ended September 30,
	2011	2010
Cash flows:
Operating activities:
Net income (loss)	$21,544,549	$(17,215,256)
Non-cash charges	(18,328,228)	7,019,246
Change in working capital	(4,105,815)	1,336,070
Total operating activities	(889,494)	(8,859,940)

Investing activities
Purchase of property and equipment	(631,031)	(34,864)
Proceeds from sale of assets	—	35,240,000
Additions to short term investments	(15,031,406)	—
Proceeds from sale of STRIANT	3,100,000	—
Investing activities	(12,562,437)	35,205,136

Net proceeds from the sale of common stock	—	11,643,897
Proceeds from financing agreements - Watson Note	—	15,000,000
Proceeds from exercise of stock options	2,641,950	—
Proceeds from exercise of warrants	653,299	—
Payment of note payable	—	(25,999,999)
Payments pursuant to financing agreements	—	(16,155,903)
Repurchase of company stock	—	(3,059,996)
All other financing activities	(147,881)	(84,781)
Financing activities	3,147,368	(18,656,782)
Effect of exchange rate changes on cash	1,049	(11,471)
NET INCREASE IN CASH	$(10,303,514)	$7,676,943
Operating Activities:
Net cash used in operating activities for the nine months ended September 30, 2011 was $0.9 million and resulted primarily from $3.2 million in net operating income after applying non-cash charges and increases in working capital of $4.1 million.  The net income of $21.5 million in the first nine months of 2011 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, gain on the sale of STRIANT, stock-based compensation, write-down of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $18.3 million, resulting in a net cash income of $3.2 million.  Accounts receivable decreased by $1.0 million from the fourth quarter of 2010.   Inventories grew by $1.1 million during the period to meet customer orders. Accounts payable decreased by $2.5 million due primarily to the $1.8 million payment for the Bio-Mimetics settlement coupled with payments related to completion of the PREGNANT study.  Other accrued expenses decreased by $1.2 million, mainly related to the payment of bonuses in the first quarter of 2011.
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
Investing activities:
Net cash used in investing activities was $12.6 million in the nine months ended September 30, 2011 and net cash provided by investing activities was $35.2 million in the nine months ended September 30, 2010. During 2011, investing activities included an increase in short term investments of $15.0 million and investments of $0.6 million to increase manufacturing capacity primarily to ensure the Company's ability to meet Watson's forecasts for the anticipated launch of progesterone vaginal gel 8% and facility improvements to ensure compliant manufacturing operations offset by $3.1 million in proceeds from the sale of STRIANT. Net cash provided by investing activities was $35.2 million in the nine months ended September 30, 2010 as a result of the proceeds from the sale of the progesterone assets to Watson.
Financing Activities:
Net cash provided by financing activities in the nine months ended September 30, 2011 was $3.1 million, consisting of $2.6 million of proceeds from the exercise of employee stock options and $0.7 million of proceeds from the exercise of warrants offset by the purchase as related to treasury stock of $0.1 million. Net cash used in financing activities in the nine months ended September 30, 2010 was $18.6 million, consisting of $11.7 million in proceeds from the sale of Shares to Watson as a result of the Watson Transactions, the proceeds from the Watson Note which was later forgiven as part of the Watson Transactions, and the redemptions of the Notes in the amount of $26.0 million and the PharmaBio debt under the STRIANT Financing Agreement in the amount of $16.2 million, which eliminated all of the Company's debt. In addition, in the nine months ended September 30, 2011, the Company repurchased 3,333,330 shares of Common Stock for $3.1 million.
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
As of September 30, 2011, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $26.6 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to the Company.  Options and warrants outstanding at September 30, 2011 were 5,164,965 and 12,179,169, respectively; however, there can be no assurance that any such options or warrants will be exercised.  As of September 30, 2011, 1,685,014 employee stock options were exercised and 4,206,545 warrants were exercised. The aggregate intrinsic value of exercisable options and warrants was $5.3 million and $0.0 million at each period ended September 30, 2011 and September 30, 2010, respectively.
Significant expenditures anticipated by the Company in the near future are concentrated on relatively fixed general and administrative expenses as well as product development and related staff costs. The Company will also be making investments to increase manufacturing capacity to ensure its ability to meet Watson's forecasts for the anticipated launch of progesterone vaginal gel 8% and making facility improvements to ensure compliant manufacturing operations.
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

	Nine Months Ended September 30,
	2011	2010
Risk free interest rate	2.12%	1.38%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	92.7%	92.45%
Short Term Investments- Investments consist of U.S. Treasury and agency securities. The Company's investments are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders' equity as unrealized gains and losses and reported as a component of accumulated other comprehensive income. No gains or losses on investments are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
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
The fair value of the short term investments are determined based on quoted market prices on the balance sheet date and are classified as a level 1 investment.
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
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $5,935,171 and $9,286,906 as of September 30, 2011 and December 31, 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the nine months ended September 30, 2011, the Company recorded income of $2,790,337 to adjust the value of the stock warrant liability to market.
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
Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE by Watson in the United States; the successful marketing of CRINONE 8% by Merck Serono outside the United States; review by the FDA of the NDA for progesterone vaginal gel 8% in the preterm birth indication; the outcome of further analyses by the FDA of the clinical data within the Preterm Birth NDA; success in obtaining timely FDA approval of the Preterm Birth NDA; ; successful development of a next-generation vaginal progesterone product; the ability of our third-party manufacturers to supply Progesterone Products; the impact of competitive products and pricing; the timely and successful negotiation of partnerships or other transactions; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC.
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
Expenditures, primarily related to manufacturing for the nine months ended September 30, 2011 were approximately $1.1 million more than they would have been if the average 2010 exchange rates had been in effect in 2011.
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
Based on their evaluation at September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
3.2
Certificate of Designations of Series D Junior Participating Preferred Stock of Columbia Laboratories, Inc., included as Exhibit C to the Amended and Restated Rights Agreement, dated as of March 13, 2002. (2)

4.1
Amendment No. 1, dated as of September 20, 2011, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC.(3)

4.2	Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	XBRL instance documents

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 15, 2011.
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, dated March 12, 2002
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 16, 2011.
(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  November 2, 2011