Form 10-K
period 2011-12-31
COLUMBIA LABORATORIES INC
filed 2012-03-12
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes          ☒ No
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.09, was $232,926,391.
Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 9, 2012 are 87,330,865.
Documents Incorporated By Reference
Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the U.S. Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before March 28, 2012.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2011

The “Company,” “Columbia,” “we,” “our” and “us” as used in this Annual Report on Form 10-K refer to Columbia Laboratories, Inc., a Delaware corporation, and its subsidiaries.
“CRINONE®” and “PROCHIEVE®” are registered trademarks of Watson Pharmaceuticals, Inc. “STRIANT®” is a registered trademark of Actient Pharmaceuticals LLC. RepHresh®, Replens® and Advantage-S® are registered trademarks of Lil’ Drug Store Products, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

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
In April 2011, we announced positive results from the PREGNANT (PROCHIEVE Extending Gestation A New Therapy) study, a pivotal Phase III clinical trial of PROCHIEVE 8% conducted in collaboration with the National Institutes of Health ("NIH") to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy. We filed a New Drug Application ("NDA"), NDA 22-139, for this indication with the United States Food and Drug Administration ("FDA") in April 2011. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson NDA 22-139 pursuant to the second closing of the sale of assets under the Watson Purchase Agreement as described below. On February 24, 2012, Watson received a Complete Response Letter ("CRL") from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. Watson has requested an End-of-Review meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application.
Historically, we received revenues from our pharmaceutical products containing progesterone as an active ingredient, including CRINONE® 8% progesterone gel, PROCHIEVE® 4% progesterone gel and PROCHIEVE 8% progesterone gel (collectively, “Progesterone Products”), that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies, or sold to licensees. The presentation and results for net revenues changed for Columbia subsequent to the completion of the Watson Transactions (see below) and the sale of the Progesterone Product assets in July 2010 to Watson and its effect on revenues. Net Revenues now include:

•	Net Product Revenues (sales of Progesterone Products to Watson and Merck Serono S.A. ("Merck Serono") )

•	Royalty Revenues (primarily royalty revenues from Watson on sales of CRINONE)
All of the products we have developed utilize our Bioadhesive Delivery System (“BDS”), which consists principally of a polymer (polycarbophil) and an active ingredient. The BDS is based upon the principle of bioadhesion, a process by which the polymer adheres to epithelial surfaces or mucosa. Our vaginal products adhere to the vaginal epithelium; the buccal products adhere to the mucosal membrane of the gum and cheek. The polymer remains attached to epithelial surfaces or mucosa and is discharged upon normal cell turnover, a physiological process that, depending upon the area of the body, occurs every 12 to 72 hours, or longer. Both vaginal and buccal BDS products provide sustained and controlled delivery of active drug ingredients. Its extended period of attachment permits use of BDS in products when extended duration of effectiveness is desirable or required.
Watson Transactions and Debt Restructuring
On July 2, 2010, under a Purchase and Collaboration Agreement between the Company and Watson (the “Watson Purchase Agreement”), the Company sold to Watson, (i) substantially all of our assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of our Progesterone Products, including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share ("Common Stock"). The Company retains certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono. These transactions are referred to collectively as the “Watson Transactions.”
Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones in the investigational preterm birth indication. Watson paid a $5 million milestone upon the acceptance by FDA of NDA 22-139, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not payable under a strict interpretation of the agreement. Watson is obligated to pay us up to $32.5 million in cash upon the achievement of certain launch milestones for progesterone products for the preterm birth indication, whether or not the products use the PROCHIEVE 8% formulation. Watson will also make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization.  If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Watson Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties established a joint development committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT study, and will be responsible for such other activities as determined by the joint development committee.  The Company was responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum of $7 million incurred after January 1, 2010; the Company reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration have been paid by the Company and reimbursed by Watson and accounted for as a reduction of the recorded development costs. Because of the costs or time required to obtain FDA approval of a progesterone product for the proposed preterm indication, Watson may decide to discontinue development of PROCHIEVE 8% or an alternative formulation of progesterone to prevent preterm birth in women with a short cervix.
The parties also entered into various ancillary agreements, including an Investor’s Rights Agreement (pursuant to which Watson designated a member of the Company’s board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares, and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company supplies CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Watson Purchase Agreement, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions, from July 2, 2010, (the date of the closing of the Watson Transactions) until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products. The joint development collaboration is terminable by either party on or after July 2, 2015.
PharmaBio Financing for STRIANT
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
On July 2, 2010, in connection with terminating the STRIANT Agreement, the Company paid $ 16.2 million to PharmaBio in full satisfaction of all of the outstanding amounts under the STRIANT Agreement. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the 900,000 warrants granted to PharmaBio on July 22, 2009 was written off. PharmaBio retains the 900,000 warrants to purchase shares of Common Stock at $1.15 per share.
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
Operations
We have entered into partnerships to commercialize certain products in the U.S. and abroad. We seek to enter into additional partnerships to commercialize STRIANT in new countries abroad, and other potential co-development opportunities.
We are substantially dependent on three third-party manufacturers for the products that we sell to marketing partners in the U.S. and around the world. Our CRINONE and PROCHIEVE vaginal gel products are manufactured in bulk by Fleet Laboratories Limited, Watford, Herts, United Kingdom (“Fleet”) and filled into overwrapped single-use disposable applicators by Maropack AG, Zell, Switzerland (“Maropack”)
Fleet. Our wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., entered into a supply agreement dated December 8, 2009, with Fleet, our long-standing manufacturer of our progesterone vaginal gel, for delivery in bulk containers. Pursuant to the agreement, Fleet exclusively manufactures and supplies, and we exclusively purchase from Fleet, our requirements of bulk progesterone gel. The price may be adjusted annually on the anniversary date of the agreement to take into account any documented decrease or increase in the cost of raw materials or any other decrease or increase in the cost of manufacturing. The initial term of the agreement is five (5) years, and the agreement automatically renews for additional periods of two (2) years unless either party gives to the other party, not less than six (6) months prior to expiration of the agreement, written notice of its intention not to extend the agreement; provided, however, that upon termination of the agreement, Fleet agrees to perform its obligations under the agreement until the earlier of one (1) year and Columbia’s engagement and qualification of an alternative manufacturer. Payments under the agreement are made in pounds Sterling.
Maropack. Columbia Laboratories (Bermuda) Ltd. entered into an agreement dated October 28, 1993, with Maropack to fill our bulk progesterone gel into overwrapped single-use disposable applicators. The current term of the agreement is one (1) year with automatic one (1) year renewals. Either party may terminate the agreement on six (6) months prior written notice before the end of any renewal term. Prices are renegotiated annually based on forecast production volumes. Payments under the agreement are made in Swiss francs.
Mipharm. Columbia Laboratories (Bermuda) Ltd. entered into an agreement dated May 7, 2002, with Mipharm to manufacture at least eighty-five percent (85%) of our requirements for STRIANT for sale in the U. S., Europe and Latin America. Pursuant to the agreement, Mipharm built and operates a dedicated suite for the manufacture of hormone products, one-half the cost of which was paid by us. The original term of the agreement was twelve (12) years with automatic three (3) year renewals. Either party may terminate the agreement on twelve (12) months prior written notice before the end of any term. The price of the product may increase based on increases in labor costs in Italy or raw materials. Payments under the agreement are made in Euros. In April 2011, we sold U.S. rights to STRIANT to Actient Pharmaceuticals LLC and we amended the Mipharm manufacturing agreement to remove the U.S. from the scope of the agreement.
Lubrizol, Inc. (“Lubrizol”) is the only supplier of medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products. We do not have a long-term supply agreement with Lubrizol.
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
Products

•	CRINONE® 8% (progesterone gel)

◦	Sold to Watson for resale in the U.S.

◦	Sold to Merck Serono for resale outside the U.S.

•	CRINONE® 4% (progesterone gel)

◦	Sold to Watson for resale in the U.S.

•	STRIANT® (testosterone buccal system)

◦	Licensed to and sold by Actient Pharmaceuticals in the U.S.

◦	Licensed to and sold by The Urology Company in the U.K.

◦	Licensed to Invaron Pharmaceuticals for sale in Canada
In April 2011, March 2011, and July 2011, the Company entered into license agreements for the Company's STRIANT testosterone product with, respectively, Actient Pharmaceuticals LLC, The Urology Company Ltd, and Invaron Pharmaceuticals, Inc., for, respectively, the U.S., Europe, and Canada. Future revenues from these agreements are not expected to be material.
In 2009 and the first half of 2010, we also marketed and sold CRINONE/PROCHIEVE 8% (progesterone gel) in the U.S. With the closing of the Watson Transactions on July 2, 2010, Watson has sales and marketing responsibility for these products in the U.S. Watson discontinued distribution of PROCHIEVE in the third quarter of 2010. Columbia receives royalty payments on quarterly net product sales of CRINONE made by Watson.
In 2009 and the first half of 2010, we also sold PROCHIEVE 4% (progesterone gel) to Ascend Therapeutics, Inc., ("Ascend") for resale in the U.S. With the closing of the Watson Transactions, this product is now marketed and sold in the U.S. by Watson as CRINONE 4%. Columbia receives royalty payments on quarterly net product sales of CRINONE made by Watson.
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
CRINONE is a sustained release gel that delivers natural progesterone vaginally. CRINONE utilizes the Company’s patented BDS, which enables the progesterone to achieve a preferential uptake of drug from the vagina to the uterus, or a “First Uterine Pass Effect™.” It is the first product designed and FDA-approved to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of metabolites seen with orally-delivered synthetic progestins. The product is available in both 4% and 8% concentrations, and in the U.S. is also known under the trade name PROCHIEVE.
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
CRINONE is sold outside the U.S. by Merck Serono under a worldwide (excluding the U.S.) license from the Company. With the closing of the Watson Transactions on July 2, 2010, Watson has sales and marketing responsibility for CRINONE and PROCHIEVE in the U.S. Watson discontinued distribution of PROCHIEVE in the third quarter of 2010.
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
In October 2008, we announced a collaboration with the Perinatology Research Branch of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the NIH, under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. All clinical data, whether generated by NIH sites or our sites, was collected centrally and the results are available to us for regulatory filings.

In December 2010, we reported positive top-line data from the completed, 465-patient PREGNANT study and in April 2011 the study was published in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology in a manuscript entitled Vaginal progesterone reduces the rate of preterm birth in women with a sonographic short cervix: a multicenter, randomized, double-blind, placebo-controlled trial. (Hassan SS, Romero R, et al., Ultrasound Obstet Gynecol 2011;38:18-31). The published results indicate that the administration of PROCHIEVE 8% from mid-pregnancy until term in women with a premature cervical shortening as confirmed by transvaginal ultrasound was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. Use of PROCHIEVE was associated with: a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022) and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was also noted with PROCHIEVE. The incidence and profile of adverse events in patients receiving PROCHIEVE were comparable to placebo.
In April 2011, we filed a New Drug Application (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the sale of assets under the Watson Purchase Agreement. On February 24, 2012, Watson received a Complete Response Letter ("CRL") from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Watson has requested an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application. Because of the costs or time required to obtain FDA and/or regulatory approvals of a progesterone product for the proposed preterm birth indication, Watson may decide not to continue to develop PROCHIEVE 8% or an alternative formulation of progesterone to prevent preterm birth in women with a short cervix. We can give no assurance that Prochieve 8% will ever be approved by the FDA. In that case, we would not receive the milestones, royalties or share of gross profits from the proposed preterm birth indication.
In September 2007, we licensed PROCHIEVE 4% (which was marketed only in the U.S.) to Ascend to market this product effective January 1, 2008, under a five year license and supply agreement. On January 21, 2010, Ascend notified us that it was terminating the license and supply agreement as of July 23, 2010, pursuant to the terms of the agreement. With the closing of the Watson Transactions, pursuant to which Watson has sales and marketing responsibility for CRINONE and PROCHIEVE in the U.S., Watson discontinued distribution of PROCHIEVE 4% in the third quarter of 2010 and has reintroduced CRINONE 4% in the U.S. Merck Serono does not market CRINONE 4% outside the U.S. but maintains the foreign marketing rights.
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
Until April 2011, we sold STRIANT in the U.S. We dissolved our marketing and sales organization in the second half of 2010 following the transfer of our progesterone assets to Watson, and in April 2011 sold U.S. rights to STRIANT to Actient Pharmaceuticals LLC. ("Actient"). The Company will receive royalties on net sales of STRIANT greater than $10 million per year, but revenues are not expected to be material. Mipharm will supply product directly to Actient.
In November 2009, the Company and The Urology Company, Ltd ( (“TUC”) entered into a license and supply agreement under which TUC licensed and sells STRIANT in the United Kingdom. In March 2011 the license and supply agreement was extended to cover the rest of Europe. In July 2011 we entered into a license agreement with Invaron Pharmaceuticals Inc. (“Invaron”) for STRIANT in Canada. Under the terms of the agreements, TUC and Invaron will seek regulatory approvals for, and will market STRIANT in, their territories and the Company will receive a royalty on annual net sales of STRIANT. Revenues are not expected to be material from either TUC or Invaron.
In May 2003, the Company and Mipharm entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Item 1. Business - Licensing and Development Agreements.” Mipharm launched STRIANT into the Italian market in November 2007. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A., which discontinued marketing the product in 2010 due to low sales volumes. Sandoz and the Company terminated the agreement in November 2010. Subsequently, Italy was included in the territory licensed to TUC.
Advanced Formula Legatrin PM. In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil’ Drug Store, which pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015. See “Item 1. Business - Collaboration

Agreements."
Research and Development
The Company spent $2.8 million in 2011, $8.6 million in 2010, and $8.6 million in 2009 on research and development activities. These expenditures were primarily costs associated with the Company’s clinical study of PROCHIEVE 8% (progesterone gel) for the reduction of risk of preterm birth in women with premature cervical shortening as measured by transvaginal ultrasound, and related NDA filing. In 2011, a large portion of the the costs associated with the completion of the preterm birth trial and related NDA filing were reimbursed by Watson as part of the Watson Purchase Agreement. The expenditures in 2010 also included some small residual costs associated with the development of a vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.
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
PROCHIEVE 8% in Preventing Preterm Birth. In February 2007, we reported data from a clinical trial of PROCHIEVE 8% in pregnant women with a previous preterm birth ("the 300 Study").
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
Based on those positive data and discussions with the FDA, we designed a pivotal Phase III clinical trial to confirm these data in a larger trial. We named this the PREGNANT (PR OCHIEVE E xtending G estatio N  A  N ew T herapy) study. The PREGNANT study was a randomized, double-blind, placebo-controlled Phase III clinical trial designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial was a reduction in preterm births at less than or equal to 32 6/7 weeks gestation versus placebo.
In October 2008, we announced a collaboration with the Perinatology Research Branch of the Eunice Kennedy Shriver

National Institutes of Child Health and Human Development, part of the NIH under which we amended the study protocol to reflect the addition of nine NIH sponsored sites and an increase in the number of patients from 300 to 450. All clinical data, whether generated by NIH sites or our sites, was collected centrally and the results are available to us for regulatory filings.
In December 2010, we reported positive top-line data from the completed, 465-patient PREGNANT Study and in April 2011 the study was published in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology in a manuscript entitled Vaginal progesterone reduces the rate of preterm birth in women with a sonographic short cervix: a multicenter, randomized, double-blind, placebo-controlled trial. (Hassan SS, Romero R, et al., Ultrasound Obstet Gynecol 2011;38:18-31). The published results indicate that the administration of PROCHIEVE 8% from mid-pregnancy until term in women with a premature cervical shortening as confirmed by transvaginal ultrasound was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. Use of PROCHIEVE was associated with: a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022) and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was also noted with PROCHIEVE. The incidence and profile of adverse events in patients receiving PROCHIEVE were comparable to placebo.
In April 2011, we filed a New Drug Application (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the sale of assets under the Watson Purchase Agreement. On February 24, 2012, Watson received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Watson has requested an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application.
Watson Development Collaboration. Pursuant to the Watson Purchase Agreement, we collaborate with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. Columbia was responsible for completion of the PREGNANT study and such other activities as determined by the joint development committee. We were responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum amount of $7 million from January 1, 2010. We reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration are paid or reimbursed by Watson and accounted for as a reduction of the recorded development costs. Because of the costs or time required to obtain FDA approval of a progesterone product for the proposed preterm indication, Watson may decide to discontinue development of PROCHIEVE 8% or an alternative formulation of progesterone to prevent preterm birth in women with a short cervix.
PROCHIEVE 4% for the Prevention of Endometrial Hyperplasia. In 2004, a third party study was initiated to evaluate the long-term effects of hormone replacement therapy (“HRT”) in menopausal women. The study investigators selected PROCHIEVE 4% as the active progesterone to be administered to all menopausal women with an intact uterus who receive estrogen to prevent them from developing endometrial hyperplasia. We supplied PROCHIEVE 4% for this trial until the close of the Watson Transactions in July 2010, after which Watson assumed responsibility for the trial.
Vaginally Administered Lidocaine (COL-1077). The Company has conducted pre-clinical and clinical development activities for a vaginally-administered lidocaine product for treating or preventing pelvic pain. The product candidate is being investigated to determine the benefit of administration of lidocaine over an extended period of time in advance of routine gynecological procedures.
Vaginally Administered Peroxide (COL-2401). The Company has completed limited pre-clinical development activities for a vaginally-administered peroxide product for treating or preventing vaginal infections. The product candidate is being investigated to determine the benefit of releasing and maintaining a very low concentration of peroxide over an extended period of time, in order to provide the benefits of oxygen release without adversely affecting normally-desired local vaginal flora.
Collaboration Agreements
Watson Pharmaceuticals, Inc.
On March 3, 2010, the Company and Watson entered into the Watson Purchase Agreement. Pursuant to the Watson Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Watson (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE

4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock. After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.
The Company's stockholders' approved the Watson Transactions on July 1, 2010 and the Watson Transactions closed on July 2, 2010. At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, Watson paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. (Watson has paid the $5 million milestone upon the acceptance by FDA of the NDA, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not met.) Watson also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Watson Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Watson Purchase Agreement, the Company and Watson have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. We were responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum amount of $7 million from January 1, 2010. We reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration have been paid by Columbia and reimbursed by Watson and accounted for as a reduction of the recorded development costs. Because of the costs or time required to obtain FDA approval of a progesterone product for the proposed preterm indication, Watson may decide to discontinue development of PROCHIEVE 8% or an alternative formulation of progesterone to prevent preterm birth in women with a short cervix.
The parties also entered into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Watson has the right to designate a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares and Watson agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company supplies CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Watson Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions on July 2, 2010.

Merck Serono S.A.
CRINONE is sold outside the U.S. by Merck Serono, pursuant to a license and supply agreement between the Company's wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd. and Ares Trading, S.A., an affiliate of Merck Serono. Under this agreement, Merck Serono is granted an exclusive license to CRINONE outside the United States and we supply Merck Serono with CRINONE. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Merck Serono holds marketing authorizations for CRINONE in over 63 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Hungary, Italy and Russia, but we do not hold patents in Brazil, China, South Korea, Taiwan, Turkey and Vietnam.
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
Mipharm S.p.A.
In May 2003, the Company and Mipharm entered into an agreement under which Mipharm would market, distribute and sell STRIANT in Italy. In 2007, Mipharm launched STRIANT in Italy. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A., who discontinued marketing the product in 2010 due to low sales volumes. Sandoz and the Company terminated the agreement in November 2010. Subsequently, Italy was included in the territory licensed to TUC.
Lil’ Drug Store Products, Inc.
In June 2004, the Company and Lil’ Drug Store entered into a five year supply agreement for RepHresh Vaginal Gel and foreign sales of Replens Vaginal Moisturizer. The Company supplied RepHresh and foreign requirements of Replens under the supply agreement until it expired on October 31, 2009, although we continued to supply Lil’ Drug Store periodically throughout 2010.
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

Actient Pharmaceuticals LLC, The Urology Company LTD, and Invaron Pharmaceuticals, Inc.
In April 2011, March 2011, and July 2011, the Company entered into license agreements for the Company’s STRIANT testosterone product with, respectively, Actient Pharmaceuticals LLC, The Urology Company Ltd, and Invaron Pharmaceuticals, Inc., for, respectively, the U.S., Europe, and Canada. Future revenues from these agreements are not expected to be material.
Patents, Trademarks and Proprietary Information
We actively seek protection for our products and technology by means of U.S. and foreign patents, trademarks, and copyrights, as appropriate. The following table sets forth U.S. patents granted to the Company since 2002.

Year Granted	Nature of Patent
2011	Progesterone for the treatment or prevention of spontaneous preterm birth*

2010	Low concentration of peroxide for treating or preventing vaginal infections.

2006	Bioadhesive progressive hydration tablets using desmopressin or prostaglandin E2 as the active ingredient.

2004	Compositions and methods for safely preventing or treating premature labor using a beta-adrenergic agonist, such as terbutaline.

2004	Methods of safely treating endometriosis or infertility, and for improving fertility, using a beta-adrenergic agonist.

2003	Bioadhesive progressive hydration tablet.

2002	Use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.
* Progesterone-specific patents were transferred to Watson in connection with the closing of the Watson Transactions in July 2010. Columbia receives royalties from Watson on quarterly net sales of the progesterone based products covered by these patents.

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

The following table sets forth the expiration dates of the principal U.S. patents for the marketed BDS products and current development projects.

Subject of patent	Year of Expiration	Product or Project
Progesterone to prevent or treat preterm birth*	2028	PROCHIEVE 8%/ progesterone vaginal gel 8%
Low concentration of peroxide for treating or preventing vaginal infections.	2023	COL-2401
Progressive hydration tablets	2019	STRIANT
First Uterine Pass Effect™	2018	COL-1077
Progesterone delivery*	2013	CRINONE /PROCHIEVE
* Progesterone-specific patents were transferred to Watson in conjunction with the closing of the Watson Transactions in July 2010. Columbia receives royalties from Watson on quarterly net sales of the progesterone-based products covered by these patents.
Our licensees market STRIANT (testosterone buccal system) in the U.S. and the United Kingdom. We hold patents that expire in August 2019 on the product formulation around the world, including the U.S., Canada and the United Kingdom.
Merck Serono holds marketing authorizations for CRINONE in over 63 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Hungary, Italy and Russia, but we do not hold patents in Brazil, China, South Korea, Taiwan, Turkey and Vietnam.
Watson owns registrations of “CRINONE” and “PROCHIEVE” in the U.S. Our licensees own registrations of “STRIANT” and “STRIANT SR” as trademarks in several countries throughout the world, including the U.S. and United Kingdom where it is marketed. There can be no assurance that such trademarks will afford adequate protection or that the licensee will have the financial resources to enforce its rights under such trademarks.
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

Products

Progesterone Products	☐	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.
	☐	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.
	☐	CRINONE® 8% sold to Merck Serono for resale outside the U.S.
	☐	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.
	☐	PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010

Other Products	☐	STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S. until April 2011
STRIANT® licensed in April 2011 to Actient Pharmaceuticals, LLC, for sale in the U.S.
	☐	STRIANT® licensed to and sold to The Urology Company, Ltd. for sale in the U.K.
	☐	STRIANT® licensed to Invaron in Canada

In 2009 and 2010, we also sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store for resale pursuant to a supply agreement that expired on October 31, 2009, although we continued to supply Lil’ Drug Store periodically throughout 2010.
Prior closing of the Watson Transaction in July 2010, we engaged a sales force to promote the products we sold directly (rather than licensed to third parties for resale). Upon closing of the Watson Transactions in July 2010, the Company sold U.S. marketing rights to CRINONE and PROCHIEVE to Watson and transferred to Watson or otherwise dissolved its sales and marketing organization.
Success of Marketing Efforts
While we rely on our partners, principally Watson and Merck Serono, their success and ours is dependent on market acceptance of our products by physicians, healthcare payors, patients, and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

•	Perceived efficacy of our products;

•	Convenience and ease of administration;

•	Prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	Availability of alternative treatments;

•	Cost effectiveness;

•	The pricing of our products; and

•	Our ability to obtain third party coverage or reimbursement for our products.

Factors that could affect the success of our partners in marketing our products include:

•	The effectiveness of our production and distribution capabilities;

•	The successful marketing of our products by our distribution and marketing partners;

•	The success of competing products; and

•	The availability and extent of reimbursement from third party payors.
If any of our BDS products or product candidates fail to achieve market acceptance, our marketing partners may be unable to sell the products successfully, which would limit our ability to generate revenue and could harm our business.

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
The pharmaceutical industry is subject to change as new delivery technologies are developed, new products enter the market, generic versions of available drugs become available and treatment paradigms evolve to reflect these and other medical research discoveries. We face significant competition in all areas of our business. The rapid pace of change in the pharmaceutical industry continually creates new opportunities for competitors and start-ups and can quickly render existing products less valuable. Customer requirements and physician and patient preferences continually change as new treatment options emerge, are more or less heavily promoted, and become less expensive. As a result, our partners may not gain, and may lose, market share.
CRINONE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections or vaginal suppositories, with Prometrium® (oral micronized progesterone) marketed by Abbott Laboratories ("Abbott"), and Endometrin® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc. (“Ferring”). CRINONE and Endometrin are the only progestin products approved by FDA for use in infertility or for use in pregnant women.
In April 2011, we filed a New Drug Application (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-pregnancy of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the sale of assets under the Watson Purchase Agreement. On February 24, 2012, Watson received a Complete Response Letter ("CRL") from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Watson has requested an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application.
If approved, PROCHIEVE 8% may face competition from other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded vaginal suppositories, and possibly from off label use of Prometrium® (oral micronized progesterone) marketed by Abbott.
Customers
Our marketing partners place firm purchase orders ninety to one hundred twenty days in advance of the expected shipping date.

Revenue by Product
The following table sets forth the percentage of the Company's consolidated net revenues, consisting of sales, licensing fees, sales force promotional fees, and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2011	2010	2009
Watson Transaction Revenue Recognition and Royalties	57%	40%	—%
CRINONE®	41%	47%	69%
STRIANT®	1%	3%	5%
RepHresh®	—%	4%	10%
Replens®	—%	4%	10%
PROCHIEVE®	—%	2%	5%
Other	1%	—%	1%
Total	100%	100%	100%

The following table presents information about Columbia’s net revenues, including product sales, royalty and license revenue, by customer for each of the three years ended December 31:

(in millions)	2011	2010	2009
Watson	$27.8	$20.1	$—
Merck Serono	14.6	10.4	8.6
Lil' Drug Store Products, Inc.	0.5	3.8	6.6
Cardinal Healthcare	0.3	3.7	5.7
McKesson	0.2	3.1	4.6
All others (none over 5%)	(0.3)	4.6	6.7
Total	$43.1	$45.7	$32.2
The net revenues from Watson above includes product sales, royalties on sales by Watson and the amortization of the deferred revenues from the sales of the CRINONE assets to Watson.
The following table sets forth the Company's consolidated net revenues, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:
Sales by Geographic Area

(in millions)	2011	2010	2009
United States	$28.4	$33.3	$20.0

Switzerland	14.6	10.4	8.6
Other European Countries	—	2.0	3.6
Subtotal International	14.6	12.4	12.2
Total	$43.1	$45.7	$32.2

Employees
As of March 9, 2012, the Company had 21 employees: 4 executive officers, 5 in supply chain management, 4 in research and development and 8 in support functions. We also use consultants as necessary to support key functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.
The Company has employment and/or executive change of control severance agreements with five employees: Mr. Condella, president and chief executive officer, Mr. McGrane, senior vice president, general counsel and secretary, Mr. Gyenes, senior vice president, chief financial officer and treasurer, Dr. Creasy, vice president, clinical research, and Mr. Martin, vice president, business development. The Company also has indemnification agreements with officers and directors. On March 11, 2009, the Company entered into an amended and restated employment agreement and executive change of control severance agreement with Mr. McGrane, to effect certain technical changes required to comply with Internal Revenue Code 409A and the regulations thereunder. On July 15, 2009, and December 11, 2009, the Company entered into agreements with Messrs. Gyenes and Condella, respectively. On May 4, 2010, the Company entered into an amended and restated employment agreement with Mr. Condella upon his appointment as president and chief executive officer of the Company. On March 1, 2011, the Company entered into a further amendment to Mr. Condella's agreement. On May 6, 2011, the Company entered into an employment agreement with Mr. Martin upon his hiring as vice president, business development.
Available Information
The Company's Internet address is www.columbialabs.com. Through a link on the “Investor” section of this website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. In addition, we will provide electronic or paper copies of our filings free of charge upon request. Information contained on our corporate website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.
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

Item 1A. Risk Factors

Our Phase III PREGNANT Study to reduce the incidence of preterm birth may not result in FDA approval of PROCHIEVE 8% in the proposed preterm birth indication.
Our lead research and development opportunity is progesterone vaginal gel 8% to reduce the risk of preterm birth in women with a singleton pregnancy and premature cervical shortening. In the PREGNANT Study, a Phase III pivotal trial conducted by Columbia in collaboration with the NIH, treatment with PROCHIEVE 8% was associated with: a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022) and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was also noted with PROCHIEVE 8%. The incidence and profile of adverse events in patients receiving PROCHIEVE 8% was comparable to placebo. However, the study may ultimately provide insufficient safety or efficacy data to meet FDA requirements for approval of PROCHIEVE 8% in the proposed preterm birth indication. In such event, additional clinical studies may be needed by Watson to obtain approval that would delay significantly the payment of milestones and royalties for the proposed preterm birth indication and may result in a delay or discontinuation of pursuit of approval in ex-U.S. countries by either Watson or Merck-Serono. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the sale of assets under the Watson Purchase Agreement. On February 24, 2012, Watson received a Complete Response Letter ("CRL") from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Watson has requested an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application. Because of the costs or time required to obtain FDA and/or regulatory approvals of a progesterone product for the proposed preterm birth indication, Watson may decide not to continue to develop PROCHIEVE 8% or an alternative formulation of progesterone to prevent preterm birth in women with a short cervix. We can give no assurance that Prochieve 8% will ever be approved by the FDA.
The amount of net proceeds that we will receive from the Watson Transactions is subject to uncertainties. Watson may decide not to continue to seek FDA approval of progesterone in the proposed preterm birth indication.
The milestone and royalty payments contemplated by the Watson Purchase Agreement are subject to uncertainties, many of which are beyond our control. It is possible that these payments may be materially less than we expect or may not be owed to us at all. Watson holds a patent in the US that expires in 2028 for the use of progesterone to prevent preterm birth in women with a short cervix, but the formulation patent for PROCHIEVE 8% expires in 2013. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to our 2010 Watson Purchase Agreement. Under the Watson Purchase Agreement, Watson is obligated to pay us up to $32.5 million in cash upon the achievement of certain launch milestones for progesterone products for the preterm birth indication, whether or not the products use the PROCHIEVE 8% formulation. Watson will also make royalty payments of 10 to 20 percent of annual net sales of certain progesterone products (subject to certain reductions) or a share of gross profits. Because of the costs or time required to obtain FDA and/or regulatory approvals of a progesterone product for the proposed preterm birth indication, Watson may decide not to continue to develop PROCHIEVE 8% or an alternative formulation of progesterone to prevent preterm birth in women with a short cervix. In that case, we would not receive the milestones, royalties or share of gross profits from the proposed preterm birth indication.
Our business is heavily dependent on the continued sale of Progesterone Products to Merck Serono and Watson.
Our operating results are heavily dependent on the product revenues and royalties derived from the sales of Progesterone Products to Watson for sale in the U.S and the sale of CRINONE 8% to Merck Serono for sale outside the U.S. Revenues from sales to and royalties received from Watson in 2011 constituted approximately 65% of our total net revenues. Revenues from the sales to Merck Serono in 2011 constituted approximately 34% of our total net revenues. We do not control the amount and timing of marketing resources that Watson or Merck Serono devote to our product. The failure of Watson or Merck Serono to effectively market our products could have a material adverse effect on our business, financial condition and results of operations. Our license and supply agreement with Merck Serono expires on May 19, 2015. Our supply agreement with Watson also expires on May 19, 2015, but Watson's obligation to pay us royalties on product sales continues until the latest of patent expiration, regulatory exclusivity expiration, or July 2, 2020.
The price of our Common Stock has been and may continue to be volatile.
Historically, the market price of our Common Stock has fluctuated over a wide range. Between 2009 and 2010, our Common Stock traded in a range from $0.65 to $2.43 per share. In 2011, our Common Stock traded in a range from $1.78 to $4.31 per share. It is likely that the price of our Common Stock will continue to fluctuate. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.
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
On March 6, 2012, we again received a letter from the NASDAQ Global Market indicating that for 30 consecutive business days our Common Stock did not maintain a minimum closing bid price of $1.00 or the Minimum Bid Price Requirement per share as required by NASDAQ Listing Rule 5450(a)(1). The Company has 180 calendar days to regain compliance with the minimum closing bid price rule. If at any time before September 4, 2012, the bid price of the Company's Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify the Company that it has regained compliance with the minimum bid price rule.
We cannot assure you that we will regain compliance with the NASDAQ Global Market continued listing requirements. If we do not meet the NASDAQ Global Market’s continued listing standards, we will be notified by the NASDAQ Global Market and we will be required to take corrective action to meet the continued listing standards; otherwise our Common Stock will be delisted from the NASDAQ Global Market. A delisting of our Common Stock on the NASDAQ Global Market would reduce the liquidity and market price of our Common Stock and the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
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
As a drug development company, some of our pharmaceutical products are in various stages of development. In the U.S. and most foreign countries, we must complete extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.
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
The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. If we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications.
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
Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our products marketed by our partners from which we derive royalties may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a third-party payor, reimbursement may be lost entirely or be reduced compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. Our partners may also decide to enter into discount or formulary fee arrangements with payors, which could result in lower or discounted prices for CRINONE, PROCHIEVE, or future products.
We face significant competition from pharmaceutical companies that may adversely impact the market share of our marketing partners.
Our marketing partners compete against established pharmaceutical companies that market products addressing similar needs. Further, numerous companies are developing, or may develop, enhanced delivery systems and products that compete with our present and proposed products. Some of these competitors may possess greater financial, research and technical resources than our company or our partners. Moreover, these companies may possess greater marketing capabilities than our partners, including the resources to implement extensive advertising campaigns.
The pharmaceutical industry is subject to change as new delivery technologies are developed, new products enter the market, generic versions of available drugs become available, and treatment paradigms evolve to reflect these and other medical research discoveries. We face significant competition in all areas of our business. The rapid pace of change in the pharmaceutical industry continually creates new opportunities for existing competitors and start-ups, and can quickly render existing products less valuable. Customer requirements and physician and patient preferences continually change as new treatment options emerge, are more or less heavily promoted, and become less expensive. As a result, our partners may not gain, and may lose, market share.
Our products could demonstrate hormone replacement risks.
In the past, certain studies of female hormone replacement therapy products, such as estrogen, have reported an increase in health risks. Progesterone is a natural female hormone present at normal levels in most women through their lifetimes. However, some women require progesterone supplementation due to a natural or chemical-related progesterone deficiency. It is possible that data suggesting risks or problems may come to light in the future that could demonstrate a health risk associated with progesterone or progestin supplementation or our 8% and 4% progesterone gels. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use progestins, including progesterone gels.
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
Bio-Mimetics, Inc. ("Bio-Mimetics") held the patent upon which our original BDS, was based and which we purchased from them. Bio-Mimetics’ patent contained broad claims covering controlled release products that include a bioadhesive. However, this U.S. patent and its corresponding foreign patents expired in November 2003 and 2004, respectively. Based upon the expiration of the original Bio-Mimetics patent, other parties will be permitted to make, use or sell products covered by the claims of the Bio-Mimetics patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of formulating and delivering therapeutic compounds using the BDS. We cannot assure you that any of these patents will enable us to prevent infringement, or that our competitors will not develop alternative methods of delivering compounds, potentially resulting in competitive products outside the protection that may be afforded by our patents. Other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.
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
Our progesterone delivery patent for the current formulation of CRINONE/PROCHIEVE expires in September 2013. This same patent applies to the preterm birth opportunity product, if development is successful and it is approved. Together with Watson, we are working on the next generation delivery system with a longer patent life. The cost of developing this system is being funded by Watson. We have no assurances that the development of the next generation delivery system will be successful or completed and approved prior to the expiration of the current patents.
We hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Australia, Canada, Germany, Hungary, Italy and Russia, which patents expire in May 2014. We do not hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Brazil, China, South Korea, Taiwan, Turkey and Vietnam. Merck Serono holds marketing authorizations for CRINONE in approximately 60 countries outside the United States.
We are subject to government regulation, which could affect our partners' ability to sell products.
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
We currently purchase progesterone from two suppliers for the U.S., but only one supplier is approved in the rest of the world. If our suppliers are unable or unwilling to satisfy our needs, we will be required to seek alternative sources of supply. While alternative sources of progesterone exist, the time needed to obtain regulatory approvals for new suppliers may impair our ability to manufacture and sell our products.

We are dependent upon single-source third-party developers and manufacturers, the loss of which could result in a loss of revenues.
We rely on third parties to develop and manufacture our products, including Fleet, which manufacturers our vaginal gel products in bulk and Maropack, which fills our vaginal gel products into applicators . These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain FDA approval of alternate developers and manufacturers. Delays in the development and manufacture of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of our products would impair our ability to deliver our products to customers on a timely and competitive basis, and could result in the loss of revenues.
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
As of December 31, 2011, we had certain net operating loss carryforwards of approximately $153 million that may be used to reduce our future U.S. federal income tax liabilities, if we become profitable. If unused, these tax loss carryforwards will begin to expire between 2018 and 2031. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could also be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.
On November 29, 2010, we amended and restated our Rights Agreement, dated as of March 13, 2002, as amended (the "Rights Plan"). The Rights Plan is intended to preserve the value of our net operating loss carryforwards by reducing the likelihood that we will experience an ownership change by discouraging (i) any person (together with such person's affiliates and associates), without the approval of our board of directors from acquiring 4.99% or more of our outstanding voting stock (as defined in the Rights Plan) and (ii) any person that currently beneficially owns 4.99% or more of the outstanding voting stock from acquiring more shares of our voting stock, other than by exercise or conversion of currently existing warrants, convertible securities or other equity-linked securities. On September 20, 2011 we further amended the Rights Plan to extend the expiration date from March 12, 2012, to July 3, 2013. There is no guarantee that the Rights Plan will prevent an ownership change within the meaning of Section 382(g) of the Internal Revenue Code and therefore, no guarantee that the value of our net operating loss carryforwards will be preserved.
Sales of large amounts of our Common Stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect rights of Common Stockholders.
As of March 9, 2012, we had 87,330,865 shares of Common Stock outstanding, of which 75,380,709 shares were freely tradable. As of that date, approximately 11,950,156 shares of our Common Stock were held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, warrants, and options. If all of these securities are exercised or converted, an additional 17,600,012 shares of our Common Stock will be outstanding, all of which are available for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.
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
We are a small company and we rely heavily on third parties to conduct many important functions. As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our Common Stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.
We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws, false claims laws and federal and state anti-referral laws.
Various federal and state laws pertain to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment. Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws.
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
We are a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has adopted a stockholder rights plan (as discussed above, this plan was amended and restated on November 29, 2010 and extended on September 20, 2011) and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law, our stockholder rights plan, and our ability to issue additional series of preferred stock, could impede a merger, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer for our Common Stock. This could reduce the market value of our Common Stock if investors view these factors as preventing stockholders from receiving a premium for their shares.
We are exposed to market risk from foreign currency exchange rates.
With two operating subsidiaries and third party manufacturers in Europe, economic and political developments in the European Union, including the ongoing European debt problems, can have a significant impact on our business. All of our products are currently manufactured in Europe. We are exposed to currency fluctuations related to payment for the manufacture of our products in Euros and other currencies and selling them in U.S. dollars and other currencies.
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
We could be negatively impacted by securities class action complaints.
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company, three of its officers, and two of its independent directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al., and assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's common stock during the period December 6, 2010 through January 20, 2012. The complaints allege that the Company and its officers omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's Phase III PREGNANT Study and the likelihood of approval by the United States Food and Drug Administration of a new drug application to market PROCHIEVE 8% for the prevention of preterm birth. According to the complaints, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Company's stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that these actions are without merit, and intends to defend them vigorously. It will take time and money to defend and may distract us from more productive activities. No assurance can be provided that we will be successful in defending this litigation or that insurance proceeds will be sufficient to cover any liability under such claims.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

As of December 31, 2011, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	9,450	October, 2013	$233,066
Paris, France	European logistics office	150	3 months notice	$19,529

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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company, three of its officers, and two of its independent directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al., and assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's common stock during the period December 6, 2010 through January 20, 2012. The complaints allege that the Company and its officers omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's Phase III PREGNANT Study and the likelihood of approval by the United States Food and Drug Administration of a new drug application to market PROCHIEVE 8% for the prevention of preterm birth. According to the complaints, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Company's stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that these actions are without merit, and intends to defend them vigorously.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities
The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol CBRX. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$1.44	$0.93
Second Quarter	1.30	0.96
Third Quarter	1.13	0.88
Fourth Quarter	2.43	1.07
Fiscal Year Ended December 31, 2011
First Quarter	$4.09	$2.07
Second Quarter	4.31	2.90
Third Quarter	3.39	1.92
Fourth Quarter	2.74	1.78
At March 9, 2012 there were approximately 250 shareholders of record of the Company’s Common Stock, one shareholder of record of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), 3 shareholders of record of the Company’s contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) and 3 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 4,600 beneficial owners of its Common Stock on such date.
The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice, not to exceed 2,352,361 shares as of December 31, 2011. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond the control of the Company such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.
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
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the issuance and sale of Notes. The Notes bore interest at a rate of 8% per annum and were to mature on December 31, 2011. They were convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expired on December 22, 2011. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33 million, purchase Serono’s current inventory of that product, and pay other costs related to the transaction. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1.0 million as an increase in the purchase price that was amortized over the remaining term of the license; amortization on these rights ceased with the closing of the Watson Transactions. The balance of approximately $3.7 million was used for general corporate purposes.
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
On January 6, 2009, the Company raised approximately $0.75 million in gross proceeds to the Company from the issuance and sale of 451,807 shares of its Common Stock at a price of $1.66 per share in a registered offering. On October 22, 2009, the Company raised approximately $11.8 million in gross proceeds to the Company from the issuance and sale of 10,900,000 shares of its Common Stock at a price of $1.08 per share and warrants to purchase 5,450,000 shares of Common Stock with an exercise price of $1.52 per share in a registered offering. The warrants became exercisable on April 30, 2010, and expire on April 30, 2015, unless earlier exercised or terminated. Proceeds were used for general corporate purposes including the completion of the preterm birth clinical trial. In addition, on March 25, 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised
On July 2, 2010, the Company issued 11,200,000 shares of Common Stock as part of the Watson Transactions and 7,407,407 shares of Common Stock as part of the Note Purchase Agreement. Also, on August 9, 2010, the Company entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P. to repurchase, at $0.90 per share for an aggregate purchase price of approximately $3 million, 3,333,330 shares of Common Stock owned by them. During 2010, outstanding options were exercised resulting in the issuance of 59,375 shares of Common Stock and the receipt of $0.1 million by the Company.
During 2011, outstanding options were exercised resulting in the issuance of 1,685,014 shares of Common Stock and the receipt of $2.7 million by the Company.
Equity Compensation Plan Information
The following table sets forth aggregate information for the fiscal year ended December 31, 2011, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,104,215	$2.51	1,994,675
Equity compensation plans not approved by security holders	—	$—	—
Total	5,104,215	$2.51	1,994,675
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
On September 20, 2011, the Company and American Stock Transfer and Trust Company, LLC, as rights agent, further amended the Rights Plan to extend the expiration date of the rights from March 12, 2012 to July 3, 2013. Except for the extension of the expiration date, the Rights Plan otherwise remained unmodified. The extension was made to preserve the value of the Tax Benefits. As of January 27, 2012, the Company's cumulative change in ownership among stockholders with at least a 5% ownership interest (as determined under the rules of Section 382) was approximately 44% over the immediately preceding three-year period.
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
Dividend Policy
The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the development and expansion of its business. The Company is required to pay a 5% dividend on its Series C Preferred Stock on the last day of each quarter. The Company is current on its dividend payments.
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

Performance Graph

* Assumes $100 invested at the close of trading on December 31, 2007 in Columbia Laboratories, Inc. Common Stock, Russell 2000 Index, Value Line Drug, and Peer Group.
Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Peer Group Companies are Antares Pharma Inc., BioDelivery Sciences Int. Inc., BioSante Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Curis, Inc., Cytokinetics Inc., Ligand Pharmaceuticals Inc., Novavax, Inc., Orexigen Therapeutics, Inc., Pain Therapeutics Inc., Pozen Inc., Vanda Pharmaceuticals, Inc., and Vical Inc.

Item 6. Selected Financial Data
The following selected financial data are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods. The consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 and consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008, and 2007 have been derived from audited consolidated financial statements.
Financial Highlights

		December 31
	2011	2010	2009	2008	2007
Statement of Operations Data:
(000's except per share data)

Net revenues	$43,062	$45,676	$32,196	$36,229	$29,627
Gross profit	31,371	36,655	23,002	25,294	20,613
Operating expenses	8,442	35,482	36,165	32,552	28,721
Interest expense	12	4,838	8,851	7,882	7,946
Net income (loss)	$20,527	$(21,831)	$(21,870)	$(14,077)	$(14,292)
Income (loss) per common share-basic and diluted
Basic	$0.24	$(0.30)	$(0.39)	$(0.27)	$(0.28)
Diluted	$0.22	$(0.30)	$(0.39)	$(0.27)	$(0.28)
Weighted average number of common shares outstanding
Basic	86,325	73,463	56,359	52,439	51,124
Diluted	92,549	73,463	56,359	52,439	51,124

Balance Sheet Data:
(000's)

Working capital	$27,500	$1,997	$14,256	$12,305	$14,461
Total assets	36,083	29,859	43,757	45,622	56,589
Notes payable	—	—	32,966	30,075	27,536
Long-term portion of financing agreements	—	—	15,234	13,126	11,426
Redeemable preferred series C stock	600	600	600	775	1,125
Shareholders' equity (deficiency)	20,631	(20,514)	(17,824)	(5,893)	2,015

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
Historically, we received revenues domestically from our Progesterone Products (CRINONE and PROCHIEVE) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees. As of July 2, 2010 and the close of the Watson Transactions (as defined and described below), we supply Watson with CRINONE and PROCHIEVE products and Watson promotes and sells these products to wholesalers and specialty pharmacies in the United States. We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.

Products

Progesterone Products	☐	CRINONE® 8% (progesterone gel) formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.
	☐	CRINONE® 4% (progesterone gel) sold to Watson for resale in the U.S.
	☐	CRINONE® 8% sold to Merck Serono for resale outside the U.S.
	☐	PROCHIEVE® 8% (progesterone gel) formerly sold by the Company in the U.S.
	☐	PROCHIEVE® 4% sold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010

Other Products	☐	STRIANT® (testosterone buccal system) marketed and sold by the Company in the U.S. until April 2011
STRIANT® licensed in April 2011 to Actient Pharmaceuticals, LLC, for sale in the U.S.
	☐	STRIANT® licensed to and sold by The Urology Company in the U.K.
	☐	STRIANT® licensed to Invaron Pharmaceuticals for sale in Canada
In 2009, we also sold Replens Vaginal Moisturizer and RepHresh Vaginal Gel to Lil' Drug Store for resale pursuant to a supply agreement that expired on October 31, 2009. During 2010, we received and fulfilled additional orders for Replens and RepHresh products from Lil' Drug Store.
On July 2, 2010, we sold substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Watson for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. In June 2011, Columbia earned a $5 million milestone payment from Watson based on FDA's acceptance for filing of the PROCHIEVE NDA submission. The Company remains eligible for $32.5 million in potential milestone payments related to receipt of regulatory approvals and product launches. Additionally, Watson is funding the development of a next-generation vaginal progesterone products as part of a comprehensive life-cycle management strategy.
Effective May 19, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
On April 20, 2011, we sold U.S. rights to STRIANT to Actient Pharmaceuticals, LLC, for a combination of cash upfront and royalties on annual sales of STRIANT above $10 million. The Company also licensed to Actient certain intellectual property related to the underlying progressive hydration technology for use in the treatment of hypogonadism and other indications related to low testosterone levels in men.
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
Future recurring revenues will be derived primarily from product and royalty streams from our partners, Watson and Merck Serono. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to the Company's two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to customers' in-market sales. Future, non-recurring milestone payments will be recognized when and if the milestones are achieved. Operating expenses attributable to product selling, marketing and distribution activities have been eliminated. Research and development expenses should remain low for the foreseeable future.
On March 1, 2012, the Company announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. The Company will record a severance charge of approximately $0.5 million in the first quarter of 2012, and expects to realize annual savings of over $1.5 million. The reduction primarily impacts research and development and general administrative positions. Columbia’s remaining staff will continue to focus on the future course of Columbia's business, executing its public reporting obligations, management of its supply chain, and its role on the Joint Development Committee with Watson for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with premature cervical shortening.
All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to the Company, in the case of the products supplied for resale in the United States. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.
From July 2010 through June 2011, the Company recorded the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million. The Company historically charged our United States operations all selling and distribution expenses that supported our marketing, sales and distribution efforts. From the fourth quarter of 2010 until the sale of STRIANT to Actient in April 2011, only distribution costs related to STRIANT were included in selling and distribution costs; ; since then, there have been and going forward, there will be no such costs. Research and development expenses are charged to our United States operations for product development which principally supports new products and new label indications for products to be sold in this country. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations; amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.
In connection with the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions (i.e., July 2, 2015).
Effective May 19, 2010, the Company's wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., renewed its license and supply agreement with Merck Serono under which Merck Serono is granted an exclusive license to our CRINONE products outside the United States. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Also, with the 2010 renewal, the Company agreed to assign its CRINONE trademark registrations outside the United States to Merck Serono. The Company owns and remains responsible for all proceedings relating to the patents on CRINONE outside the United States. Merck Serono holds marketing authorizations for CRINONE in over 60 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Hungary, Italy and Russia, but we do not hold patents in Brazil, China, South Korea, Taiwan, Turkey and Vietnam.
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
Clinical Development of PROCHIEVE 8% for Prevention of Preterm Birth in Women with Premature Cervical Shortening.
In 2009, 2010 and, to a lesser extent, 2011, we have invested significant resources in the development program for PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program included a clinical trial in pregnant women that we named the PREGNANT study.
In 2007, we reported data from our completed clinical trial of PROCHIEVE 8% in pregnant women with a history of prior preterm birth ("the 300 Study"). In that clinical trial, the study endpoints were not met, and the trial demonstrated that there was no benefit of administering vaginal progesterone to this patient population. However, secondary analyses of the data from the 300 Study demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix in mid-pregnancy. The clinical trial data were published in October 2007 in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology (also known as the “White Journal”), which was followed by the publication of an abstract entitled “ Progesterone Reduces the Rate of Cervical Shortening in Women at Risk for Preterm Birth ” in the December 2007 supplement of the American Journal of Obstetrics and Gynecology . Because we were able to publish data in advance of the 2008 Annual Meeting of the Society for Maternal-Fetal Medicine in late January 2008, the data underlying this abstract were discussed in an oral presentation at that meeting.
The PREGNANT study was designed based in part on the data set forth in the White Journal and discussions with the FDA. This randomized, double-blind, placebo-controlled Phase III clinical trial was designed to evaluate the ability of PROCHIEVE 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial was a reduction in preterm births at less than or equal to 32 6/7 weeks versus placebo.
In October 2008, we announced a collaboration with the Perinatology Research Branch of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the NIH. Under this collaboration, we amended the study protocol to reflect the addition of nine NIH-sponsored sites and an increase in the number of patients from 300 to 450. With the increase in patients, the power of the study to show statistically significant improvements in both the obstetrical endpoints and infant outcomes becomes even stronger. All clinical data, whether generated by NIH sites or our sites, was collected centrally and the results were available to us for regulatory filings.
In December 2010, we announced positive top-line results from the PREGNANT Study and in April 2011 the study was published in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology in a manuscript entitled Vaginal progesterone reduces the rate of preterm birth in women with a sonographic short cervix: a multicenter, randomized, double-blind, placebo-controlled trial. (Hassan SS, Romero R, et al., Ultrasound Obstet Gynecol 2011;38:18-31). The published results indicate that the administration of PROCHIEVE 8% vaginal progesterone gel from mid-pregnancy until term in women with a premature cervical shortening as confirmed by transvaginal ultrasound was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. Use of PROCHIEVE was associated with: a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022) and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was noted with PROCHIEVE.  The incidence and profile of adverse events in patients receiving

PROCHIEVE were comparable to placebo.
In April 2011, we filed a New Drug Application (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the sale of assets under the Watson Purchase Agreement. On February 24, 2012, Watson received a Complete Response Letter ("CRL") from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Watson has requested an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application.

Results of Operations
Summary
Net Revenues

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec. from prior year	2009
	2011		2010
Net product revenues	$17,977,608	(34)%	$27,046,730	(15)%	$31,762,796
Royalties	2,970,980	137%	1,252,382	236%	373,180
Other revenues	22,113,433	27%	17,377,185	N/A	60,405
Net revenues	$43,062,021	(6)%	$45,676,297	42%	$32,196,381

Cost of net product revenues	$11,691,365		$9,020,901		$9,194,538

Total gross profit	$31,370,656		$36,655,396		$23,001,843

Total gross profit as a % of net revenues	73%		80%		71%
Total net product gross profit as a % of net product revenues	35%		67%		71%
Total net revenues decreased 6% in 2011 to $43.1 million as compared to $45.7 million in 2010. The decrease in net revenues is in part due to Watson's assumption of domestic progesterone product sales for the second half of 2010 with direct sales by Columbia in the first half of 2010, offset by the recognition of the $5.0 million milestone payment from Watson for the filing of the PREGNANT Study NDA by the FDA in the second quarter of 2011. Total net revenues increased 42% in 2010 to $45.7 million as compared to $32.2 million in 2009. The significant increase in net revenues was driven primarily by the amortization of $17.1 million in revenue recorded as part of Other Revenues and related to the gain on the sale of the progesterone assets to Watson, offset in part by Watson's assumption of domestic progesterone product sales for the second half of 2010.
The presentation and results for net revenues have changed for Columbia from previous years due to the completion of the Watson Transactions and its effect on revenues. Net revenues include net product revenues (sales of progesterone products to Watson and Merck Serono and, in 2010 and 2009, to wholesalers and specialty pharmacies in the U.S., and sales of STRIANT and sales of Replens and RepHresh to Lil' Drug Store in 2010 and 2009), royalty revenues (primarily royalty revenues from Watson on sales of progesterone products) and other revenues (primarily amortization of the deferred revenue and milestone payments from the Watson Transactions). Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to the Company's two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to customers' in-market sales.
Total net product revenues decreased by 34% to $18.0 million in 2011 as compared to $27.0 million in 2010.  This decrease takes into account the transfer of CRINONE and PROCHIEVE assets, including responsibility for product sales in the U.S., to Watson, the absence of sales in 2011 to Lil' Drug Store Products for Replens and RepHresh as a result of the contract expiration and to a smaller extent, the transfer of STRIANT product sales in the U.S. to Actient Pharmaceuticals, LLC.  Net product revenues from Merck Serono for international sales of CRINONE 8% increased by 40% primarily due to higher volume. STRIANT net product revenues were $0.4 million lower than in the 2010 period, as a result of the sale to Actient Pharmaceuticals, LLC.
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
Total royalty revenues increased to $3.0 million in 2011 as compared to $1.3 million in 2010, partially as a result of the inclusion of a full year of royalty revenues from Watson on CRINONE and PROCHIEVE after the closing of the Watson

Transactions compared with a half year in 2010, coupled with higher royalties from Watson when comparing the second half of 2011 to the second half of 2010.
Total other revenues were $22.1 million in 2011 as compared to $17.4 million in 2010,. The increase is a result of the recognition of the $5.0 million milestone payment from Watson for the filing of the PREGNANT Study NDA by the FDA. The other major component of other revenues in 2010 and 2011 was the amortization of the $34 million in deferred gains from the sale of the progesterone assets to Watson, at an average rate of $8.5 million over four quarters (two in 2010 and two in 2011), representing the estimated remaining development period for PROCHIEVE 8%.
Gross profit decreased by 14% from $36.7 million in 2010 to $31.4 million in 2011 as a result of the product sales to Watson in the entire 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the first half of 2010 at wholesale prices. Gross profit as a percentage of total net revenues was 73% in 2011 as compared with 80% in 2010. Excluding royalties and the deferred gain recognition, the gross profit margin for 2011 would have been 35%, as compared with, 67% in 2010, as a result of the product sales to Watson in the entire 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the first half of 2010 at wholesale prices. Gross profit improved by 59% from $23.0 million in 2009 to $36.7 million in 2010 as a result of the inclusion of the royalties from Watson and the recognition of revenue resulting from the Watson Transactions. Gross profit as a percentage of total net revenues was 80% in 2010 as compared with 71% in 2009. Excluding royalties and the deferred gain recognition, the gross profit margin for 2010 would have been 68%, reflecting primarily the lower-margin OTC product sales to Lil' Drug Store as well as product sales to Watson.
The Company recorded a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient in the second quarter of 2011 which was recognized within operating expenses.
Selling and Distribution

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2011		2010		2009
Selling and distribution	$87,669	(99)%	$9,661,026	(19)%	$11,982,229
Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. In 2011, these expenses represented selling and distribution costs related to STRIANT. Selling and distribution expenses were approximately $0.1 million, $9.7 million and $12.0 million in 2011, 2010 and 2009, respectively. The reduction in expenses is a result of the elimination of Columbia's sales and marketing organization following the closing of the Watson Transactions on July 2, 2010. Selling and distribution expenses decreased by approximately 99% in 2011 compared to 2010 and decreased by approximately 19% in 2010 compared to 2009. Major expenses during 2010 included the settlement in the amount of $1.8 million of the Bio-Mimetics, Inc. litigation (this represents a reduction in the reserve taken in the third quarter of 2010 of $0.4 million), $0.9 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares and the extension of the expiration period for options as a result of the Watson Transactions and approximately $0.5 million in severance costs. These costs were offset by reductions in expenses of $2.5 million as our direct selling and marketing organization was shut down following the closing of the Watson Transactions on July 2, 2010. In summary, in 2010, sales force and management costs were $5.1 million, product marketing expenses were $1.4 million and sales information and distribution costs were $0.8 million, in addition to the Bio-Mimetics settlement, stock compensation expense and severance costs mentioned above.
Included in the 2009 expenses were sales force and management costs of approximately $6.7 million, product marketing expenses of approximately $4.3 million and $1.0 million in sales information and distribution costs.
General and Administrative

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2011		2010		2009
General and administrative	$8,108,194	(45)%	$14,716,339	39%	$10,559,298
General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses decreased by approximately $6.6 million, or 45%, to approximately $8.1 million in 2011 from approximately $14.7 million in 2010. The decreased costs from 2010 are due to the costs of $4.2 million related to the Watson Transactions, $0.6 million in incremental severance costs, $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Watson

Transactions that occurred in 2010 and were not present in 2011, and lastly $0.2 million in accrual reversals. These costs can also be attributed to the increase in costs for 2010 over 2009.
Research and Development

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2011		2010		2009
Research and development	$2,779,058	(68)%	$8,581,874	—%	$8,579,035
Research and development expenses include costs for product development, clinical development and regulatory fees, which are a combination of internal and third-party costs. Research and development expenses decreased in 2011 to $2.8 million compared to $8.6 million in 2010. Expenses were lower than in 2010 due to completion of the PREGNANT Study in December 2010. In addition, we have incurred the full $7.0 million for research and development spending on the PREGNANT Study and related NDA for which we were responsible pursuant to the Watson Transactions. Expenses in excess of that amount are the responsibility of Watson. During the year ended December 31, 2011, $3.2 million in reimbursable costs were credited to research and development expense. Research and development expenses in 2010 remained at approximately the same level as in 2009 at $8.6 million as we completed the PREGNANT study which was begun in 2008 with top line results announced in December 2010 and an NDA submission in April 2011.
In 2010, the Company applied for and received a Qualified Therapeutic Discovery Project (”QTDP”) tax grant through the IRS. We recorded $244,479 in the fourth quarter for 2010 as a reduction in research and development expenses. The grant was received in the first quarter of 2011.
Amortization of CRINONE® Acquisition
We purchased the U.S. marketing rights for CRINONE® 8% from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for Merck Serono sales returns. The $33.0 million charge was being amortized over 6.75 years, and the $1.0 million charge was being amortized over 6.5 years. The $1.0 million adjustment charge was fully amortized in 2010. Amortization expenses of the acquisition cost for CRINONE® U.S. marketing rights for 2011, 2010 and 2009 were $0.0 million, $2.5 million and $5.0 million, respectively. The reduction in 2010 from 2009 reflects the sale of the Crinone assets to Watson and elimination of future amortization expense.
Other Income and Expense
Other income and expense aggregated to a net expense of $2.4 million in 2011 compared to $23.5 million in 2010 and $9.1 million in 2009. The 2011 other income and expense includes expense ($2.7 million) related to the recognition of the change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement which resulted from the increase in stock price from December 31, 2010 through January 20, 2011 and income ($0.6 million) related to the change in fair value of the warrants issued in conjunction with the October 2009 stock issuance which resulted from the decrease in stock price from December 31, 2010 through December 31, 2011. On January 20, 2011, when the contingent purchase rights on the redeemable warrants expired, the value of the warrants was reclassified to Capital in Excess of Par Value.
The 2010 other income and expense reflects the elimination of $4.0 million in interest expense upon the retirement of the Company’s debt on July 2, 2010; more than offset by a $5.2 million non-cash loss on the extinguishment of the Company’s debt; the recognition of the $13.2 million change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement and the October 2009 stock issuance resulting from the increase in stock price since issuance. There were no comparable charges in 2009.
Interest expense was $4.8 million and $8.9 million in 2010 and 2009, respectively. There was essentially no interest expense in 2011 due to the retirement of the Company's debt on July 2, 2010. Interest expense in 2010 included cash interest of $1.6 million on the convertible notes and $1.8 million in charges associated with amortization of the beneficial conversion feature, amortization of the warrant costs and issuance costs related to the Company's convertible subordinated notes. Interest expense in 2010, and 2009 also included approximately $1.4 million and $2.2 million, respectively, as a result of amortizing the difference between the minimum amounts to be paid to PharmaBio and the amounts received as interest expense under the PharmaBio STRIANT Agreement. The decrease in 2010 interest expense reflects primarily the elimination of all cash interest-based debt following the closing of the Watson Transactions.
Other income and expense in 2011 reflected foreign exchange losses of approximately $0.3 million and interest income from marketable securities of $0.1 million. In 2010 and 2009, other income of $0.3 million and $0.2 million, respectively, included foreign exchange losses, partially offset by interest income from marketable securities.

State Income Tax Benefit
In each of the years 2010 and 2009, we realized proceeds from the sale of the Company's New Jersey state net operating losses of $0.5 million, and $0.4 million, respectively. We were not eligible to apply for the sale of New Jersey state net operating losses in 2011.
Net Income (Loss)
Net income for 2011 was $20.5 million or $0.24 per basic and $0.22 per diluted share as compared to a net loss of $21.8 million, or $(0.30) per basic and diluted share, in 2010 and a net loss of $21.9 million or $(0.39) basic and diluted per share in 2009.

Contractual Obligations
As previously disclosed, in March 2003, the Company entered into the STRIANT Agreement with PharmaBio, under which we received upfront money in exchange for royalty payments on STRIANT. We owed royalty payments to PharmaBio for a fixed period of time. These royalty payments were subject to minimum and maximum amounts. As discussed below, the remaining minimum payment on the STRIANT Agreement was made on July 2, 2010. In addition, the Company enters into operating leases for many of our facility and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities and equipment. At the end of the lease, we have no further obligation to the lessor.
On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Convertible Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Convertible Notes bore interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Convertible Notes were convertible into shares of Common Stock at a conversion price of $5.25 per share. The maturity date of the Convertible Notes was December 31, 2011. The Warrants were exercisable beginning on June 20, 2007, and ending on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances.
On July 22, 2009, the Company and PharmaBio entered into an amendment to the STRIANT Agreement pursuant to which they agreed that, when the minimum royalty payment was due, the Company could, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock.
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
Note Purchase
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Notes. The aggregate purchase price for the Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
Our future material contractual obligations include the following:

In $000	For the Fiscal Years Ended December 31,
	Total	2012	2013	2014	2015	Beyond
Operating lease obligations	$429	$242	$187	$—	$—	$—
Executive employment agreements	1,638	1,638	—	—	—	—
Total	$2,067	$1,880	$187	$—	$—	$—

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU became effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application was permitted with required transition disclosures based on the period of adoption.  We have adopted this standard and there was no effect of this standard on our consolidated financial statements at this time.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We have adopted this standard and there was no effect of this standard on our consolidated financial statements at this time.
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
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05 Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required. The Company early adopted this standard as of December 31, 2011.
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

Liquidity and Capital Resources
Cash and cash equivalents were $10.1 million and $21.6 million at December 31, 2011 and December 31, 2010, respectively. Cash from short term investments was $15.0 million at December 31, 2011. We expect to be cash flow neutral in 2012. The Company believes its cash, cash equivalents and short term investments will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

	2011	2010	2009
Cash flows:
Operating activities:
Net income (loss)	$20,527,192	(21,830,682)	(21,869,558)
Non-cash charges	(16,072,183)	11,554,329	13,718,455
Cash Income (loss)	4,455,009	(10,276,353)	(8,151,103)
Change in working capital	(5,794,880)	552,725	(904,564)
Total operating activities	(1,339,871)	(9,723,628)	(9,055,667)

Investing activities:
Purchase of property and equipment	(1,307,103)	(42,393)	(49,853)
Additions to short term investments	(15,101,980)	—	—
Proceeds from sale of assets	—	35,240,000	—
Proceeds from sale of STRIANT	3,100,000	—	—
Total investing activities	(13,309,083)	35,197,607	(49,853)

Financing activities:
Net proceeds from issuance of common stock and warrants	—	11,643,897	11,456,303
Proceeds from financing agreements - Watson Note	—	15,000,000	—
Payment of note payable	—	(25,999,999)	—
Proceeds from exercise of options	2,641,950	79,148	—
Proceeds from exercise of warrants	653,299	—	—
Repurchase of company stock	—	(3,059,997)	—
Payment pursuant to financing agreements	—	(16,155,903)	—
Payments for the purchase of treasury stock	(125,381)	(62,280)	(91,584)
Dividends paid	(30,000)	(30,000)	(32,188)
Total financing activities	3,139,868	(18,585,134)	11,332,531

Effect of exchange rate changes on cash	(7,730)	(15,481)	33,222

NET INCREASE (DECREASE) IN CASH	$(11,516,816)	$6,873,364	$2,260,233
Operating Activities:
The net income in 2011 of $20.5 million is decreased by non-cash items totaling $16.1 million resulting in cash income of $4.5 million. The non-cash items include such items as the add back of the gain on the sale of Striant. (-$2.5 million), the change in value of the redeemable and stock warrants (+$2.2 million), the recognition of deferred income from the Watson Transactions (-$17.1 million), and provisions for sales returns and stock based compensation. Changes to assets and liabilities decreased by $5.8 million, primarily related to an increase in inventory of $1.4 million related to the buildup of pre-launch production for Prochieve 8%, coupled with decreases in payables of $1.9 million primarily related to the payment of the Bio-Mimetics settlement and $1.8 million primarily related to reimbursement for sales returns.
The net loss in 2010 of $21.8 million is reduced by non-cash items totaling $11.6 million leaving cash losses of $10.3 million. The non-cash items include such items as the change in value of the redeemable and stock warrants (+$13.2 million), the recognition of deferred income from the Watson Transactions (-$17.4 million), the loss on extinguishment of debt .(+5.2 million), depreciation and amortization expenses., and provisions for sales returns and stock based compensation. Changes to assets and liabilities increased by $0.6 million, primarily related to increases of $0.6 million in prepaid expenses related to insurance payments.
The net loss in 2009 of $21.9 million is reduced by non-cash items totaling $13.8 million leaving cash losses of $8.1 million. The non-cash items primarily include depreciation and amortization expenses and provisions for sales returns and stock based compensation. Changes to assets and liabilities increased the amount by $1.0 million, primarily related to decreases in accounts receivable and inventories.
Investing Activities:
In 2011, the company invested $13.3 million of which $15.1 million was for short term investments and $1.3 million for the purchase of equipment. In addition, the proceeds from the sale of STRIANT offset these uses.
In 2010, net cash provided by investing activities was $35.2 million as a result of the proceeds from the sale of the progesterone assets to Watson.
In 2009, the company invested approximately $0.1 million in processing equipment and computer equipment and software upgrades.
Financing Activities:
Net cash provided by financing activities in 2011 was $3.1 million, primarily from the exercise of stock options and warrants.
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
Also, as previously discussed, on March 5, 2003, the Company and PharmaBio entered into the STRIANT Agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the third quarter of 2003 and were subject to aggregate minimum ($30 million) and maximum ($55 million) amounts. Through July 2, 2010 when the final payment to Pharmabio was made, the Company had paid $13.5 million in royalties to PharmaBio under this agreement.
On July 22, 2009, the Company and PharmaBio entered into an amendment to the STRIANT Agreement pursuant to which they agreed that, when the minimum royalty payment was due, the Company could, in its sole discretion, either pay the balance due or issue to PharmaBio a secured promissory note for that balance. The note would bear interest quarterly in arrears at the rate of 10% per annum and be due on November 30, 2011. In consideration for the right to issue the secured promissory note, the Company granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock.
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
Note Purchase
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Notes . The aggregate purchase price for the Convertible Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Convertible Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of

Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
As of December 31, 2011, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $29.5 million million of additional capital and would cause the number of shares of Common Stock outstanding to increase by 16,374,424 shares. However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at December 31, 2011 were $3,355,890 and $10,712,540, respectively.
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
As of December 31, 2011, the Company had available net operating loss carryforwards of approximately $153 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.
In accordance with Statement of Financial Accounting Standards ASC 740, as of December 31, 2011 and 2010, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $59.2 million and $69.4 million, respectively, (comprised primarily of a net operating loss carryforwards) for which a valuation allowance has been recorded because the probability of realizing the deferred tax assets is not determinable.
Watson Transactions and Debt Restructuring
On March 3, 2010, the Company and Watson entered into a Purchase and Collaboration Agreement (the “Watson Purchase Agreement”). Pursuant to the Watson Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Watson (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock. After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.
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
At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, Watson paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased

Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Watson paid a $5 million milestone upon the acceptance by FDA of the NDA which was recorded in other revenues in 2011, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not met. Watson also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Watson Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Watson Purchase Agreement, the Company and Watson have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. We were responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum amount of $7 million from January 1, 2010. We reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration are paid or reimbursed by Watson and accounted for as a reduction of the recorded development costs.
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
The Company's stockholders approved the Watson Transactions on July 1, 2010. The Watson Transactions closed on July 2, 2010.
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Notes. The aggregate purchase price for the Convertible Notes was approximately $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Convertible Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
As part of the Watson Purchase Agreement, from the date of the closing of the Watson Transactions until the second anniversary of the date on which the Company and Watson terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Watson Transactions on July 2, 2010.
Accounting Treatment of the Watson Transactions
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess has been recorded as deferred revenue and was being amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the FDA acceptance of, the related new drug application in June 2011.
Transaction costs in connection with the Watson Transactions, which included investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense. For 2010, these expenses were $4.2 million.  There were no such costs in 2009.
Royalties on net sales of all Progesterone Products by Watson will be recognized as revenue when earned. Future contingent milestone payments under the Watson Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when and if these milestones are achieved. All royalty and milestone payments from Watson are subject to a 1% fee payable to Torreya, the Company's investment advisor, and will be recorded upon the achievement of the milestones or receipt of the royalties subject to a maximum aggregate payment of $10 million. To ensure the successful transition of the commercial operations of CRINONE and PROCHIEVE, the Company continued certain contracts and services with its vendors on behalf of Watson for which Watson reimbursed the Company. These expenses and payments have been netted within operating expenses.
Critical Accounting Policies and Estimates
Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition and fair value of warrants and options. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Revenue recognition. The Company’s revenue recognition is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to our two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to our customers' in-market sales. Historically, revenues from the sale of products have been recorded at the time goods were shipped to customers; this will continue to be the case for sales to international customers. Subsequent to the closing on July 2, 2010 of the Watson Transactions, sales of progesterone products to Watson are recorded upon receipt of goods at Watson's warehouse. The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels. License fees are recorded over the life of the license. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees. Deferred revenue recognized as a result of the Watson Transactions was amortized over the remaining research and development period for the PREGNANT Study, including the Company's filing with, and the FDA's acceptance of, the related new drug application in June 2011. Other deferred revenue is amortized over the life of the underlying agreement. License fees are recorded over the life of the license.
Sales Returns. The Company's policy for sales to the trade prior to the Watson Transactions allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary. We are only responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Watson Transactions on July 2, 2010, and for STRIANT products sold prior to the sale of the product to Actient Pharmaceuticals LLC. The Company is not responsible for returns for international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.
Accounting For STRIANT Agreement. In March 2003, the Company entered into the STRIANT Agreement with PharmaBio under which the Company received upfront money paid in quarterly installments in exchange for royalty payments on STRIANT to be paid to PharmaBio for a fixed period of time. The royalty payments were subject to minimum and maximum amounts. Because the minimum amounts exceeded the amount received by the Company, the Company recorded the monies received as liabilities. We recorded the excess of the minimum to be paid by the Company over the amount received by the Company as interest expense until the debt was extinguished upon closing of the Watson Transactions on July 2, 2010.
Accounting for Fair Value for Warrant Liabilities - The estimated fair value of the Common Stock warrant liability and embedded derivative are determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement.
Share-based compensation - The Company recognizes compensation expense [ASC 718, “Share Based Payment”, formerly SFAS 123(R)], for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations..

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
The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk. Expenditures primarily related to manufacturing in 2011 were $1.0 million less than they would have been if the average 2010 exchange rates had been in effect in 2011.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.
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
Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.
BDO USA, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 12, 2012

Item 9B. Other Information
In the fourth quarter of 2011, the Company reported all required disclosures on Form 8-K.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information concerning directors and all audit committee financial experts required by Item 10 is incorporated herein by reference to Columbia’s Proxy Statement for its 2012 Annual Meeting of Shareholders. The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Columbia’s Proxy Statement for its 2012 Annual Meeting of Shareholders.
Our executive officers and Directors as of March 9, 2012, were as follows:

Name	Age	Position with the Company
Frank C. Condella, Jr.	57	President, Chief Executive Officer, Director
Lawrence A. Gyenes	61	Senior Vice President, Chief Financial Officer and Treasurer
Michael McGrane	62	Senior Vice President, General Counsel and Secretary
George W. Creasy, M.D.	57	Vice President, Clinical Research
Stephen G. Kasnet	66	Chairman of the Board
Edward A. Blechschmidt	59	Director
Valerie L. Andrews	52	Director
Cristina Csimma, PharmD	53	Director
G. Frederick Wilkinson	55	Director
Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer, director and any other person pursuant to which the executive officer was selected or director was elected.
Mr. Condella has served as Chief Executive Officer since December 2009 and has been a Director of Columbia since March 2009. Mr. Condella has over 30 years of experience in both privately and publicly held companies, all of which were in the life sciences industry. He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceutical Co., from 2000 to 2001. Previously, he was Vice-President of Specialty Care Products at Hoffman-La Roche and Vice-President and General Manager of the Lederle unit of American Home Products. Mr. Condella is the non-executive Chairman of Skyepharma plc. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University. Mr. Condella has a wide ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing and sales, business development, manufacturing and product development.
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

Dr. Creasy has served as Vice President, Clinical Research, since November 2003, and became an executive officer in May, 2011. He joined the company from Johnson & Johnson where he was a Senior Director for clinical research, having worked on several clinical development programs in women's health between 1987 and 2003 leading to a number of new drug application filings with FDA. Dr. Creasy received his B.S. and M.D. degrees from the Pennsylvania State University. He completed a residency in obstetrics and gynecology at York Hospital and was board certified in obstetrics and gynecology in 1986. He was an Assistant Professor for the Pennsylvania State University at the Hershey Medical Center prior to joining Johnson & Johnson. Dr. Creasy is a Fellow of the American College of Obstetricians and Gynecologists and is licensed to practice medicine in Pennsylvania.
Mr. Kasnet has been a director of the Company since August 2004 and Chairman of the Board since November 2004. He was President and Chief Executive Officer of Dartmouth Street Capital LLC (real estate) from April 2007 through September 2009. He was President and Chief Executive Officer of Harbor Global Company, Ltd. (investment management and real estate), from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot , Cabot, and Forbes. He serves as Chairman of the Board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He is a director and chairman of the audit committee of Two Harbor Investment Corp (real estate) and a director of First Ipswich Bancorp (banking).He was Chairman of Warren Bank from 1990 to 2003. He is also a trustee of The Governor’s Academy, Byfield, MA.
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
Dr. Csimma has been a director of the Company since September 2010. Dr. Csimma is currently engaged in strategic advisory roles with the biopharmaceutical and venture capital industries, as well as government and patient organizations. She served as Vice President, Drug Development, of Virdante Pharmaceuticals, Inc., from January 2009 to May 2011. She was a principal of Clarus Ventures, LLC (life sciences venture capital), from 2006 through 2008. She was Senior Director/Director, Experimental Medicine and Translational Research, Wyeth Research (pharmaceuticals) from 2001 to 2006, and Director, Clinical Research and Development, Wyeth-Ayerst Research (pharmaceuticals) from 2000 to 2001. Previously, Dr. Csimma held various positions, including Associate Director, Clinical Research, with Genetics Institute from 1988 to 2000, and was a Clinical Pharmacist with Dana-Farber Cancer Institute from 1983 to 1988. Dr. Csimma holds B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University..
Dr. Csimma has extensive experience in the biopharmaceutical industry, venture capital and academic settings, and worked globally in multiple therapeutic areas, with leadership roles in drug development, clinical research, and translational medicine.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the heading “Executive Compensation”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the heading “Ownership of the Company”.
Item 13. Certain Relationships, Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the heading “Certain Relationships and Related Transactions”.
Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the heading “Relationship with Independent Auditors”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
2.1	Purchase and Collaboration Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated March 3, 2010 (19)

3.1	Restated Certificate of Incorporation of the Company, as amended (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (22)

3.3	Amended and Restated By-laws of Company (29)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (2)

4.2	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (7)

4.3*	Form of Restricted Stock Agreement (9)

4.4*	Form of Option Agreement (13)

4.5	Form of Warrant (22)

4.6	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated November 29, 2010 (25)

4.7
Amendment No. 1, dated as of September 20, 2011, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (30)

10.1	1996 Long-term Performance Plan, as amended, of the Company (1)

10.2	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (3)

10.3†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (4)

10.4*	Form of Indemnification Agreement for Officers and Directors (5)

10.5†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (9)

10.7	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (10)

10.8	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (11)

10.9*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (12)

10.10*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (13)

10.11*	Form of Executive Change of Control Severance Agreement (13)

10.12*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (13)

10.13*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (15)

10.14*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (14)

10.15*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (16)

10.16	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (17)

10.17*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (18)

10.18*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (18).

10.19	Note Purchase and Amendment Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated March 3, 2010 (19).

10.20*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010 (20)

10.21	Second Amended and Restated License and Supply Agreement dated May 14, 2010 between the Company and Ares Trading S.A.(21)

10.22	Investor’s Rights Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.23	Supply Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.24	License Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.25	Securities Purchase Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated August 9, 2010 (23)

10.26	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (24)

10.27	Settlement Agreement and Release by and between Bio-Mimetics, Inc. and Columbia Laboratories, Inc. dated December 3, 2010 (26)

10.28*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr., dated March 1, 2011 (27)

10.29	Asset Purchase Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (28)

10.30	License Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc.(28)

10.31	U.S. Supply Agreement Assignment dated April 20, 2011, between Mipharm S.p.A., and Columbia Laboratories (Bermuda), Ltd.(28)

10.32
Agreement dated February 10, 2012, of Columbia Laboratories, Inc., and Coventry Acquisition, LLC, to Waive Conditions Precedent to Second Closing of March 3, 2010 Purchase and Collaboration Agreement (31)

14	Code of Ethics of the Company (5)

21	Subsidiaries of the Company (32)

23.1	Consent of BDO USA, LLP

31(i).1	Certification of Chief Executive Officer of the Company (32)

31(i).2	Certification of Chief Financial Officer of the Company (32)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (32)

101††	XBRL data file (32)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

††
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

2/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

3/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

9/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

12/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

13/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

15/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

20/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 5, 2010

21/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 18, 2010

22/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 6, 2010

23/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2010

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 15, 2010

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 30, 2010

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 6, 2010

27/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 20, 2011

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2011

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 16, 2011

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 10, 2012

32/	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date:	March 12, 2012	By:	/s/	Lawrence A. Gyenes
Lawrence A. Gyenes, Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Frank C. Condella, Jr.		March 12, 2012
	Frank C. Condella, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/	Lawrence A. Gyenes		March 12, 2012
	Lawrence A. Gyenes	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/	Valerie L. Andrews		March 12, 2012
	Valerie L. Andrews	Director

/s/	Edward A. Blechschmidt		March 12, 2012
	Edward A. Blechschmidt	Director

/s/	Cristina Csimma		March 12, 2012
	Cristina Csimma	Director

/s/	Stephen G. Kasnet		March 12, 2012
	Stephen G. Kasnet	Chairman of the Board of Directors

/s/	G. Frederick Wilkinson		March 12, 2012
	G. Frederick Wilkinson	Director

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 12, 2012

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
ASSETS

	2011	2010
CURRENT ASSETS
Cash and cash equivalents of which $5,215,349 in 2011
and $8,245,818 in 2010 is interest bearing	$10,114,163	$21,630,979
Short term investments	15,023,999	—
Accounts receivable, net of allowances for doubtful
accounts of $100,000 in 2011 and 2010 (including amounts from related party 2011 - $1,760,304; 2010 - $2,101,161)	4,695,410	4,141,026
Inventories	3,635,730	2,586,207
Prepaid expenses and other current assets	667,927	497,947
Total current assets	34,137,229	28,856,159

PROPERTY AND EQUIPMENT
Machinery and equipment	2,945,324	2,547,206
Computer software	671,498	552,674
Office equipment and furniture and fixtures	738,405	705,188
	4,355,227	3,805,068
Less-accumulated depreciation and amortization	(2,874,156)	(3,286,526)
	1,481,071	518,542

OTHER ASSETS	464,286	484,141

TOTAL ASSETS	$36,082,586	$29,858,842
(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2011	2010
CURRENT LIABILITIES:
Accounts payable	3,526,171	5,393,966
(including amounts to related party 2011 - $503,763; 2010 - $275,885)
Accrued expenses	3,016,596	4,491,074
Deferred revenue (including amounts from related party)	93,750	16,974,383
Total current liabilities	6,636,517	26,859,423
DEFERRED REVENUE	46,416	154,187
REDEEMABLE WARRANTS	—	13,471,832
COMMON STOCK WARRANT LIABILITY	8,168,846	9,286,906
TOTAL LIABILITIES	14,851,779	49,772,348

COMMITMENTS AND CONTINGENCIES

Contingently redeemable series C preferred stock 600 shares
issued and outstanding (liquidation preference of $600,000)	600,000	600,000

SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value; 1,000,000 shares authorized,
Series B convertible preferred stock, 130 shares issued and
outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and
outstanding (liquidation preference of $2,274,000) in 2011 and 59,000 shares issued and outstanding (liquidation preference of $5,900,000) in 2010	227	590
Common Stock $.01 par value; 150,000,000 shares
authorized; 87,367,313 and 84,434,611 shares issued in 2011 and 2010, respectively	873,673	844,345
Capital in excess of par value	278,060,138	260,600,989
Treasury stock at cost: 36,448 and 3,462,124 shares
in 2011 and 2010, respectively	(125,381)	(3,346,090)
Accumulated deficit	(258,282,753)	(278,809,945)
Accumulated other comprehensive income	104,902	196,604
Shareholders' equity (deficiency)	20,630,807	(20,513,506)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$36,082,586	$29,858,842
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
REVENUES
Net product revenues (including amounts from
related party: 2011 - $3,201,464; 2010 - $2,015,584 and 2009 - $-)	$17,977,608	$27,046,730	$31,762,796
Royalties (including amounts from
related party: 2011 - $2,650,831; 2010 - $1,051,184 and 2009 - $-)	2,970,980	1,252,382	373,180
Other revenues (including amounts from
related party: 2011 - $21,974,383; 2010 - $17,067,649 and 2009 - $-)	22,113,433	17,377,185	60,405
Total net revenues	43,062,021	45,676,297	32,196,381

COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from
related party: 2011 - $2,874,873; 2010 - $1,357,098 and 2009 - $-)	11,691,365	9,020,901	9,194,538
Gross profit	31,370,656	36,655,396	23,001,843

OPERATING EXPENSES:
Selling and distribution	87,669	9,661,026	11,982,229
General and administrative	8,108,194	14,716,339	10,559,298
Research and development (net of reimbursement from
related party: 2011 - $3,196,601; 2010 - $-; 2009 $-)	2,779,058	8,581,874	8,579,035
Net gain on U.S. sale of STRIANT	(2,533,127)	—	—
Amortization of licensing right	—	2,522,364	5,044,728
Total operating expenses	8,441,794	35,481,603	36,165,290
Income (loss) from operations	22,928,862	1,173,793	(13,163,447)

OTHER INCOME (EXPENSE):
Interest income	107,257	28,843	33,830
Interest expense	(12,111)	(4,837,688)	(8,851,253)
Loss on debt extinguishment	—	(5,156,775)	—
Change in fair value of redeemable warrants	(2,721,205)	(7,961,939)	—
Change in fair value of stock warrants	556,662	(5,229,089)	—
Other, net	(292,991)	(323,242)	(243,720)
Total other income (expense)	(2,362,388)	(23,479,890)	(9,061,143)
Income (loss) before taxes	20,566,474	(22,306,097)	(22,224,590)
State income (tax) benefit	(8,282)	475,415	355,032
Federal income taxes	(31,000)	—	—
NET INCOME (LOSS)	$20,527,192	$(21,830,682)	$(21,869,558)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.24	$(0.30)	$(0.39)
Diluted	$0.22	$(0.30)	$(0.39)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	86,325,350	73,462,937	56,358,843
Diluted	92,549,153	73,462,937	56,358,843
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
NET INCOME (LOSS)	$20,527,192	$(21,830,682)	$(21,869,558)

Other comprehensive income (loss):
Foreign currency translation	(13,721)	(1,123)	19,662
Unrealized loss on short term investments	(77,981)	—	—

COMPREHENSIVE INCOME (LOSS)	$20,435,490	$(21,831,805)	$(21,849,896)
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2011

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par Value	Number of Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	130	$1	59,000	$590	54,007,579	$540,076	$228,686,942	(63,644)	$(189,229)	$(235,109,705)	$178,065	$(5,893,260)
Issuance of common stock	—	—	—	—	11,351,807	113,517	7,284,969	—	—	—	—	7,398,486
Issuance of warrants	—	—	—	—	—	—	719,904	—	—	—	—	719,904
Conversion of Series C Preferred Stock	—	—	—	—	117,449	1,174	173,826	—	—	—	—	175,000
Share based compensation expense	—	—	—	—	285,151	2,852	1,746,376	—	—	—	—	1,749,228
Purchase of treasury stock	—	—	—	—	—	—	—	(68,291)	(91,584)	—	—	(91,584)
Dividends on preferred stock	—	—	—	—	—	—	(32,188)		—	—	—	(32,188)
Translation adjustment	—	—	—	—	—	—	—		—	—	19,662	19,662
Net loss	—	—	—	—	—	—	—		—	(21,869,558)	—	(21,869,558)
Balance, December 31, 2009	130	$1	59,000	$590	65,761,986	$657,619	$238,579,829	(131,935)	$(280,813)	$(256,979,263)	$197,727	$(17,824,310)
Issuance of common stock	—	—	—	—	18,607,407	186,074	19,229,408	—	—	—	—	19,415,482
Options exercised	—	—	—	—	—	—	22,148	59,375	57,000	—	—	79,148
Share based compensation expense	—	—	—	—	65,218	652	2,799,604	—	—	—	—	2,800,256
Repurchase of company stock	—	—	—	—	—	—	—	(3,333,330)	(3,059,997)	—	—	(3,059,997)
Purchase of treasury stock	—	—	—	—	—	—	—	(56,234)	(62,280)	—	—	(62,280)
Dividends on preferred stock	—	—	—	—	—	—	(30,000)	—	—	—	—	(30,000)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Net loss	—	—	—	—	—	—	—	—	—	(21,830,682)	—	(21,830,682)
Balance, December 31, 2010	130	$1	59,000	$590	84,434,611	$844,345	$260,600,989	(3,462,124)	$(3,346,090)	$(278,809,945)	$196,604	$(20,513,506)
Options exercised	—	—	—	—	689,950	6,900	1,673,336	995,064	961,714	—	—	2,641,950
Conversion of Series E Preferred Stock	—	—	(36,260)	(363)	1,339,800	13,398	(470,376)	473,200	457,341	—	—	—
Warrants exercised	—	—	—	—	868,072	8,681	(721,019)	1,993,860	1,927,035	—	—	1,214,697
Share based compensation expense	—	—	—	—	34,880	349	814,171	—	—	—	—	814,520
Purchase of treasury stock	—	—	—	—	—	—	—	(36,448)	(125,381)	—	—	(125,381)
Dividends on preferred stock	—	—	—	—	—	—	(30,000)	—	—	—	—	(30,000)
Reclassification of redeemable warrants	—	—	—	—	—	—	16,193,037	—	—	—	—	16,193,037
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(13,721)	(13,721)
Loss on short term investments	—	—	—	—	—	—	—	—	—	—	(77,981)	(77,981)
Net income	—	—	—	—	—	—	—	—	—	20,527,192	—	20,527,192
Balance, December 31, 2011	130	$1	22,740	$227	87,367,313	$873,673	$278,060,138	(36,448)	$(125,381)	$(258,282,753)	$104,902	$20,630,807
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,527,192	$(21,830,682)	$(21,869,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	166,990	3,161,090	5,737,242
Amortization of beneficial conversion features	—	918,710	1,658,981
Amortization of warrants	—	673,852	1,231,916
Gain on sale of STRIANT	(2,533,127)	—	—
Change in value of redeemable warrants	2,721,205	7,961,939	—
Change in value of stock warrants	(556,662)	5,229,089	—
Recognition of deferred income	(17,113,404)	(17,366,829)	(52,046)
Loss on extinguishment of debt	—	5,156,775	—
Provision for doubtful accounts	—	59,297	—
Provision for sales returns	358,287	1,781,617	1,226,357
Write-down of inventories	58,612	41,311	81,718
Write-off of accounts receivable	7,616	—	—
Share based compensation	814,520	2,800,256	1,749,228
Non-cash interest expense on financing agreements	—	1,137,222	2,085,059
Loss on disposal of fixed assets	3,780	—	—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(562,000)	62,529	(700,574)
Inventories	(1,396,167)	(94,796)	(237,301)
Prepaid expenses and other current assets	(275,017)	599,578	5,000
Other assets	19,855	(995)	9,175
Increase (decrease) in:
Accounts payable	(1,867,795)	1,731,875	1,576,628
Accrued expenses	(1,838,756)	(1,870,466)	(1,632,472)
Deferred revenue	125,000	125,000	74,980
Net cash used in operating activities	(1,339,871)	(9,723,628)	(9,055,667)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,307,103)	(42,393)	(49,853)
Additions to short term investments	(15,101,980)	—	—
Proceeds from sale of assets	—	35,240,000	—
Proceeds from the sale of STRIANT	3,100,000	—	—
Net cash (used in) provided by investing activities	(13,309,083)	35,197,607	(49,853)
(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	11,643,897	11,456,303
Proceeds from financing agreements - Watson Note	—	15,000,000	—
Payment of note payable	—	(25,999,999)	—
Proceeds from exercise of stock options	2,641,950	79,148	—
Proceeds from exercise of warrants	653,299	—	—
Repurchase of company stock	—	(3,059,997)	—
Payment pursuant to financing agreements	—	(16,155,903)	—
Payments for the purchase of treasury stock	(125,381)	(62,280)	(91,584)
Dividends paid	(30,000)	(30,000)	(32,188)
Net cash provided by (used in) financing activities	3,139,868	(18,585,134)	11,332,531

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,730)	(15,481)	33,222

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(11,516,816)	6,873,364	2,260,233

CASH AND CASH EQUIVALENTS, Beginning of year	21,630,979	14,757,615	12,497,382

CASH AND CASH EQUIVALENTS, End of year	$10,114,163	$21,630,979	$14,757,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$1,608,889	$3,200,000
Taxes paid	$220,042	$77,199	$52,000
NON-CASH INVESTING & FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par value	$16,193,037	$—	$—
Retirement of warrant liability	$561,398	$—	$—
Conversion of Series C preference shares to common stock	$—	$—	$175,000
Issuance of Warrants for Option to Extend Pharmabio Debt	$—	$—	$719,904
Forgiveness of Watson Note	$—	$15,000,000	$—
Net Issuance of Common Stock for Debt Retirement	$—	$7,738,883	$—
Issuance of Warrants for Debt Retirement	$—	$5,509,893	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION:
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
The Company's stockholders' approved the Watson Transactions on July 1, 2010 and the Watson Transactions closed on July 2, 2010. At the closing of the Watson Transactions, in consideration for the sale of the Purchased Assets and the Shares, Watson paid the Company $47 million in cash, forgave the Watson Note and assumed certain liabilities associated with the Purchased Assets. In addition, Watson agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Watson paid a $5 million milestone upon the acceptance by FDA of the NDA, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not payable under a strict interpretation of the agreement. Watson also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Watson have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. The Company is responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010. The maximum was achieved in the first quarter of 2011. All other development costs incurred in connection with the development collaboration are paid by Watson. From

January 1, 2010 through December 31, 2011, the Company spent $10.2 million in costs related to the PREGNANT study and related NDA. Watson has reimbursed the Company for $3.0 million of these costs and has been invoiced for $0.2 million. The $3.2 million in reimbursable costs were credited to research and development expense.
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
Accounting Treatment of the Watson Transactions
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds plus accrued interest to the fair value of the Shares in the amount of $11.8 million and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess has been recorded as deferred revenue and was amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the Food and Drug Administration's ("FDA") acceptance of, the related new drug application in June 2011. Watson paid a $5 million milestone upon the acceptance by FDA of NDA 22-139 which amount was recorded in other revenues, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not payable under a strict interpretation of the agreement.
Transaction costs in connection with the Watson Transactions, which include investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense. For 2010, these expenses were $ 4.2 million. There were no such costs prior to 2010 or in 2011.
Royalties on net sales of all Progesterone Products by Watson are recognized as revenue when earned. Future contingent milestone payments under the Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when and if these milestones are achieved. All royalty and milestone payments from Watson are subject to a 1% fee payable to Torreya, the Company's investment advisor, and will be recorded upon the achievement of the milestones or receipt of the royalties subject to a maximum payment of $10 million. To ensure the successful transition of the commercial operations of CRINONE and PROCHEIVE, the Company continued certain contracts and services with its vendors on behalf of Watson for which Watson reimbursed the Company. These expenses and payments have been netted within operating expenses. The Company has received payment for these expenses due from Watson for approximately $1.1 million in 2010.

(3)	STRIANT ASSET PURCHASE AGREEMENT:
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
In consideration of the rights granted under the License Agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the Territory. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7%) royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10%) royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50%) upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic product to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing. No royalties have been booked to date for this agreement.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :
Principles of Consolidation -
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Estimates -
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to sales return reserves, payments to distributors, warrant valuations, and share based compensation. Actual results could differ from those estimates.
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
The estimated fair value of our contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if we issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These warrants are no longer being marked to market.

The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $8,168,846 , $9,286,906, and $4,057,817 as of December 31, 2011, 2010, and 2009, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During years ended December 31, 2011 and 2010, the Company recorded income of $556,662 and losses of $5,229,089, respectively, to adjust the value of the stock warrant liability to market.
The fair value of accounts receivable and accounts payable approximate their carrying amount.
Inventories -
Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2011	2010
Finished goods	$2,055,357	$1,491,057
Raw materials	1,580,373	1,095,150
Total	$3,635,730	$2,586,207
Shipping costs are included in selling and distribution expenses and amounted to approximately $28,000, $134,000, and $169,000 in 2011, 2010 and 2009, respectively.
Property and Equipment -
Property and equipment is stated at cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective leases. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, as follows:

Years

Software	3
Machinery and equipment	3.5-10
Furniture and fixtures	5
Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs that do not extend the term of the assets are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.
Depreciation expense amounted to approximately $167,000, $215,000, and $180,000 in 2011, 2010 and 2009, respectively.
Concentration of Risk-
The Company has two major customers - .Watson and Merck Serono. See Note 16 for customer and product concentrations.
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
Amortization expense amounted to $0, $2,522,364 and $5,044,728 in 2011, 2010, and 2009, respectively.
Income Taxes -
Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2011 and 2010.
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
Accrued Expenses -
Accrued expenses consist of the following:

	December 31,
	2011	2010
Sales returns	$1,429,597	$2,663,648
Salaries	927,621	1,103,112
Professional fees	474,464	457,482
Inventory management fees	—	43,507
Marketing expenses	—	29,989
Royalties/Other	184,913	193,336
Total	$3,016,595	$4,491,074
Revenue Recognition -
In 2011, net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of STRIANT through April 2011), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily the amortization of the deferred revenue and milestone payments from the Watson Transactions). In 2010 and 2009, net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and sales of Progesterone Products and STRIANT to distributors and sales of RepHresh and Replens to Lil Drug Stores ,royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (primarily the amortization of the deferred revenue and milestone payments from the Watson Transactions).
In 2011, net product revenues are recognized when shipped to Merck Serono, but in the case of product shipments to Watson, they are recognized when received at Watson's warehouse.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
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
Sales Returns Reserves -
The Company is responsible for sales returns for products sold to domestic customers prior to both the Watson Transactions and the sale of STRIANT to Actient. Revenues from the sale of products to domestic customers were recorded at the time goods were shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees are not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized.  The Company evaluates its remaining provision for returns on a quarterly basis based on returns processed rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists. The Company is not responsible for returns for international sales.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.

An analysis of the reserve for sales returns follows:

	2011	2010	2009
Balance at beginning of year	$2,663,648	$1,883,623	$1,864,316
Provision:
Related to current period sales	52,487	934,190	671,259
Related to prior period sales	305,800	847,427	555,098
	358,287	1,781,617	1,226,357
Returns:
Related to current period sales	—	(62,061)	(28,092)
Related to 2006 Crinone® purchase	—	—	(31,793)
Related to prior period sales	(1,592,338)	(939,531)	(1,147,165)
	(1,592,338)	(1,001,592)	(1,207,050)
Balance at end of period	$1,429,597	$2,663,648	$1,883,623
Deferred Revenue -
Upon the closing of the Watson Transactions, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Watson Note proceeds (plus accrued interest) to the fair value of the 11.2 million shares of Common Stock in the amount of $11.8 million and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess of approximately $34 million was recorded as deferred revenue and was amortized (straight-line method) over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the FDA's acceptance of, the related new drug application which occurred on June 26, 2011.
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
Payments to Distributors -
The Company estimated fees it paid to its distributors and specialty pharmacies for customer services that included supplemental sales calling, providing information about their customers and the processing of sales returns. These charges were split between selling and marketing expenses and as a reduction to sales; the costs charged to selling and distribution expense in 2011, 2010 and 2009 were $0.0 million, $0.2 million and $0.2 million, respectively. The costs charged as a reduction to sales in 2011, 2010 and 2009were $0.0 million, $0.4 million and $0.6 million, respectively.
Advertising Expense -
All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $0.0 million in 2011, $0.6 million in 2010 and $1.2 million in 2009 and is included in selling and distribution expense.
Research and Development Costs -
Company-sponsored research and development costs related to future products are expensed as incurred. The Company was responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010; as of December 31, 2010, the Company had spent $6.3 million. During 2011, the Company spent an additional $0.7 million which brought them to the $7.0 million maximum. Watson was invoiced a total of $3.2 million to fund additional costs to complete PREGNANT Study and for the filing of the NDA. All other development costs incurred in connection with the development collaboration will be paid by Watson.
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
ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2011, 2010 and 2009, were $814,520, $2,800,256 and$1,749,228, respectively, which consisted primarily of stock-based compensation expense related to employee stock options.
Earnings Per Share ("EPS") -
The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

	Years Ended December 31,
	2011	2010	2009
INCOME (LOSS) PER SHARE -Basic
NET INCOME (LOSS)	$20,527,192	$(21,830,682)	$(21,869,558)
Less: Preferred stock dividends	(30,000)	(30,000)	(30,000)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$20,497,192	$(21,860,682)	$(21,899,558)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	86,325,350	73,462,937	56,358,843

NET INCOME (LOSS) PER COMMON SHARE: Basic	$0.24	$(0.30)	$(0.39)

INCOME (LOSS) PER SHARE -Diluted
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$20,497,192	$(21,860,682)	$(21,899,558)
Add: Preferred stock dividends	30,000	—	—
Less: Fair value of stock warrants for dilutive warrants	(556,662)	—	—
NET INCOME (LOSS) APPLICABLE TO
DILUTIVE COMMON STOCK	$19,970,530	$(21,860,682)	$(21,899,558)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	86,325,350	73,462,937	56,358,843
Effect of dilutive securities
Dilutive stock awards	1,357,712	—	—
Dilutive warrants	2,855,848	—	—
Dilutive preferred share conversions	2,010,243	—	—
	6,223,803	—	—
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	92,549,153	73,462,937	56,358,843

NET INCOME (LOSS) PER COMMON SHARE: Diluted	$0.22	$(0.30)	$(0.39)
Basic income (loss) per share is computed by dividing the net income (loss), (less) plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during a period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock including selected restricted shares of Common Stock outstanding during the period.  Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to 6,158,057, 18,692,755 and 16.903,059 for the years ended December 31, 2011, 2010 and 2009, respectively, because the awards were anti-dilutive.
Cash Equivalents -
The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.
Short Term Investments -
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
Reclassifications -
For comparability purposes, certain prior year amounts in the Consolidated Financial Statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement.  This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable.  ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration.  Additionally, ASU No. 2009-13 requires expanded disclosures.  This ASU became effective for revenue arrangements entered into or materially modified after the fiscal year 2010.  Earlier application was permitted with required transition disclosures based on the period of adoption.  We have adopted this standard and there was no effect of this standard on our consolidated financial statements at this time.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU was effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We have adopted this standard and there was no effect of this standard on our consolidated financial statements at this time.
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
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05 Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required. The Company early adopted this standard at December 31, 2011.

(5)	INCOME TAXES
Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Upon the adoption of FASB ASC 740 and through December 31, 2011, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011.
The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2011	2010	2009
Federal income tax rate	34.0%	(34.0)%	(34.0)%

Foreign income tax benefit/loss	(8.6)%	(9.8)%	(7.7)%
State tax net of federal benefit	1.4%	(1.6)%	(5.2)%
Permanent Items:
Change in fair value of redeemable warrants	4.5%	12.1%	—%
Change in fair market value of stock warrants	(0.9)%	8.0%	—%
Incentive stock options	(2.6)%	2.2%	1.7%
Other	(0.7)%	(1.4)%	0.1%
Effect of permanent differences	0.3%	20.9%	1.8%

Effective income tax rate	27.1%	(24.5)%	(45.1)%
			\
Change in valuation allowance	(26.9)%	22.4%	43.5%
Effective income tax rate	0.2%	(2.1)%	(1.6)%
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the future to realize the benefits of its deferred tax assets.
As of December 31, 2011, the Company has U.S. tax net operating loss carryforwards of approximately $153 million which expire through 2031. The Company also has unused tax credits of approximately $1.9 million which expire at various dates through 2031. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. U.S. net operating loss carryforwards include $2.2 million of excess tax benefits from the exercise of share based awards that will be recorded in Capital in Excess of Par Value when realized.

Deferred Tax Assets (Liabilities)
	2011	2010
Share Based awards compensation	$912,843	$1,090,139
Allowance for doubtful accounts	28,319	29,135
Allowance for returns	539,796	1,034,780
Inventory reserve	22,131	—
Book accumulated depreciation net of tax	(22,224)	(25,332)
Deferred revenue - Watson	—	6,593,997
Other deferred revenue	35,399	36,419
Accrued professional fees	142,411	52,443
Vacation & bonus accrual	14,275	31,583
Inventory capitalization	—	11,429
Patents	1,090,637	862,132
Federal net operating loss	51,429,375	54,487,943
State net operating loss	3,093,966	3,478,298
Unused R&D credit	1,872,998	1,657,701
Contributions	2,492	1,670
Other	14,354	10,658
Net Deferred Tax Assets	59,176,772	69,352,995
Less Valuation Allowance:
Federal	(59,176,772)	(69,352,995)
Deferred Tax Assets	$—	$—

The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. Tax years ended December 31, 2008 or later remain subject to examination by the IRS. State and local jurisdiction tax returns remain subject to examination for tax years ended December 31, 2008 or later.
As of December 31, 2011, the Company is under IRS examination with respect to the year ended December 31, 2009.

(6)	STRATEGIC ALLIANCE AGREEMENTS:
In May 1995, the Company entered into a worldwide license and supply agreement with American Home Products Corporation (under which its Wyeth-Ayerst Laboratories division (“Wyeth”) marketed CRINONE. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On May 27, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE® ” to obstetricians, gynecologists and all other physicians in the U.S. that were not on Merck Serono’s target list of fertility specialists. During the year ended December 31, 2011, the Company recorded an adjustment to revenues of $220,000 related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2010. During the year ended December 31, 2010, the Company recorded an adjustment to revenues of $320,000 related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2009. During the year ended December 31, 2009, the Company recorded an adjustment to revenues of $350,000 related to estimated price adjustments for CRINONE sold to Merck Serono in 2007. These adjustments are for the effects of government tenders awarded and foreign exchange differences from established rates at the beginning of each year.
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
In May 2003, the Company and Mipharm entered into an agreement under which Mipharm would market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm was obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. The Company received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. The Company has recognized the license revenue on this agreement over a 132 month period. Mipharm assigned the agreement to Sandoz S.p.A in 2009 and Sandoz discontinued marketing the product in 2010 due to low sales volume. In November, 2010, the Company and Sandoz terminated the agreement. Due to this termination, we accelerated the amortization of the remaining balance of the deferred revenue in 2010; revenue was recognized in the amount of $265,168 and $53,199 in 2010,and 2009, respectively.
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
See Note 2 for a description of the Company's agreements with Watson.

(7)	NOTES PAYABLE:
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes ("Notes") to a group of existing institutional investors. The Notes bore interest at a rate of 8% per annum and were subordinated to the PharmaBio financing agreement (see Note 7) and were to mature on December 31, 2011. They were convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expired on December 22, 2011. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and purchased Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.
The Company recorded original issue discounts of $6,272,566 to the Notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the Notes. Prior to the extinguishment of debt as a result of the Watson Transactions and the resulting cessation of the discount amortization, these discounts were being amortized at an imputed rate over the five year term of the Notes. For the years ended December 31, 2010 and 2009, $783,346 and $2,890,897, respectively, of amortization related to these discounts is classified as interest expense in the consolidated statements of operations.
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
The Warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after, and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants. The Warrants contain a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company issues shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT Study. This resulted in the Warrants being recorded as a liability; the Company determined the fair value using the Black-Scholes model. The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893. It was adjusted as of December 31, 2010 by $7,961,939 to $13,471,832. The value of the redeemable warrants has been adjusted for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study on December 6, 2010. During the first quarter of 2011, the obligation was reclassified to Capital In excess of Par Value. The results of the PREGNANT study were announced on December 6, 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These warrants will no longer be marked to market.

(8)	FINANCING AGREEMENTS - STRIANT:
In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the term of the STRIANT Agreement, assuming an interest rate of 15%. As a result of the extinguishment of debt after the Watson Transactions were completed, no interest was paid in the year ended December 31, 2011. The Company recorded $1,146,443 and $2,245,647 as interest expense in 2010 and 2009, respectively.
On July 22, 2009, the Company and PharmaBio entered into an amendment (the “Second Amendment”) to the STRIANT Agreement, in which they agreed that when the minimum royalty payment was due the Company may, in its sole discretion, either pay the balance due under the STRIANT Agreement or issue to PharmaBio a secured promissory note for that balance. In consideration for the right to issue the secured promissory note, the Company (a) agreed that during the period from July 22, 2009 through November 30, 2010, the Company would escrow any proceeds from sales of assets outside the ordinary course of business in excess of $15.0 million but not exceeding the difference between the amount of royalties actually received by PharmaBio under the STRIANT Agreement and $30.0 million, and (b) granted PharmaBio a warrant to purchase 900,000 shares of the Company’s Common Stock. In further consideration for the right to issue the secured promissory note, the Company agreed that if it issued the secured promissory note on November 30, 2010, the Company would on that date grant PharmaBio a second warrant to purchase 900,000 shares of the Company’s Common Stock. The warrant is exercisable beginning November 30, 2010 and expires on the date five years from its issue date. The warrant is exercisable at $1.15 per share, permits cashless exercise, and provides piggyback registration rights. Using the Black Scholes valuation model, the Company determined the value of the warrant to purchase 900,000 shares of the Company’s Common Stock to be $719,904, or $0.80 per share, which was amortized over the 16 months through November 2010.

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

		December 31, 2010

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

(11)	CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK
In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2009, 175 shares of Series C Preferred Stock were converted into 117,449 Common Shares. In 2010 and 2011, there were no shares of Series C Preferred Stock converted and 600 shares of Series C Preferred Stock remain outstanding. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations.

(12)	SHAREHOLDERS’ EQUITY
Preferred Stock - Authorized Preferred Stock is 1,000,000 shares at a par value of $0.01 per share.
In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock. At December 31, 2011, only 130 shares remain outstanding. Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of Common Stock into which the preferred stock is convertible.
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
On September 20, 2011, the Company and American Stock Transfer and Trust Company, LLC, as rights agent, further amended the Rights Plan to extend the expiration date of the rights from March 12, 2012 to July 3, 2013. Except for the extension of the expiration date, the Rights Plan otherwise remained unmodified. The extension was made to preserve the value of the Tax Benefits. As of January 27, 2012, the Company's cumulative change in ownership among stockholders with at least a 5% ownership interest (as determined under the rules of Section 382) was approximately 44% over the immediately preceding three-year period.
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
On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. At December 31, 2011, 22,740 shares remain outstanding; during 2011, 36,260 shares of Series E Preferred Stock were converted into 1,339,800 shares of Common Stock.
Common Stock -
For stock transactions (option exercise, warrant exercises) during 2011, the Company utilized the 3,462,124 shares of treasury stock at year-end 2010 to fulfill stock issuances. During the year ended December 31, 2011, the Company issued 1,685,014 shares of Common Stock for the exercise of stock options for proceeds of $2,641,950. At an exercise price of $1.52, 429,802 warrants were exercised for proceeds of $653,299. In cashless exercises, 50,000 warrants with an exercise price of $1.35 were exchanged for 20,796 shares of Common Stock and 3,726,743 warrants with an exercise price of $1.52 were exchanged for 2,861,932 shares of Common Stock. Also in 2011, 36,260 shares of Series E Preferred Stock were converted into 1,813,000 shares of Common Stock. The Company granted 34,880 shares of restricted stock to the Company's independent Directors and redeemed 36,448 shares into treasury stock for payment of taxes.
During the third quarter of 2010, the Company issued 11,200,000 shares of Common Stock, valued at $11,760,000, as part of the Watson Transactions and 7,407,407 shares of Common Stock, valued at $7,777,777, as part of the Note Purchase Agreement. Also during the third quarter of 2010, the Company entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P. to repurchase, at $0.90 per share for an aggregate purchase price of approximately $3 million, 3,333,330 shares of Common Stock. The Company issued 59,375 shares of Common Stock out of treasury stock for the exercise of stock options for proceeds of $79,149. The Company granted 65,218 shares of restricted stock to the Company's independent Directors and redeemed 56,234 shares into Treasury Stock for payment of taxes.
During the first quarter of 2009, the Company issued 451,807 shares of Common Stock in a registered offering with gross proceeds of $750,000. During the fourth quarter of 2009 the Company issued 10,900,000 shares of Common Stock and 5,450,000 warrants to purchase Common Stock in a registered offering with proceeds net of offering costs of $10,706,305. Also, in 2009, 175 shares of Series C Preferred Stock were converted into 117,449 shares of Common Stock. During 2009, no options were exercised. The Company granted 326,776 shares of restricted stock to its key employees and to the Company's independent Directors and redeemed 68,291.shares into treasury stock for payment of taxes.
Warrants -
As of December 31, 2011, the Company had warrants outstanding for the purchase shares of Common Stock. Information on outstanding warrants is as follows:

Weighted Average Exercise Price	Warrants	Expiration Date

$1.15	900,000	7/22/2014
1.35	4,023,257	7/2/2015
1.52	4,970,198	4/30/2015
1.42	9,893,455
During 2010, warrants to purchase 7,750,000 shares of the Company’s Common Stock at an exercise price of $1.35 per share were issued as part of the Note Purchase Agreement which by their terms expire July 2, 2015. The fair value of the warrant liability at date of issuance was calculated using the Black-Scholes option pricing model and determined to be $5,509,893. It was increased as of December 31, 2010 by $7,961,939 to $13,471,832, adjusted to $16,193,037 on January 20, 2011.and reclassified to Capital in Excess of Par Value. These warrants will no longer be marked to market. (See Note 6)
During 2009, warrants to purchase 900,000 shares of the Company’s Common Stock at an exercise price of $1.15 per share were issued in conjunction with the right to issue the secured promissory note to PharmaBio which by their terms expire November 30, 2015. Also, in 2009, warrants to purchase 5,450,000 shares of the Company’s Common Stock at an exercise price of $1.52 per share were issued to investors in the October 2009 financing which by their terms expire on April 30, 2015. In accordance with ASC 815 "Derivatives and Hedging - Contracts in Entity's Own Equity", these warrants have been recorded as liabilities, measured at fair value on the date of issue, with changes in the fair values recognized in the Company's statement of operations. The fair value of the warrant liability at date of issuance was calculated using the Black-Scholes option pricing model and determined to be $4,057,187. It was increased as of December 31, 2010 by $5,229,089 to $9,286,906. At December 31, 2011, it was decreased by $556,662 to $8,168,846. This warrant liability will be marked to market in future periods which could materially affect the statement of operations.
During 2011, 3,726,743 warrants with an exercise price of $1.35 were exercised through either an exchange of cash or a cashless exercise in exchange for 2,411,334 shares of Common Stock and 479,802 warrants were exercised with an exercise price of $1.52 through either an exchange of cash or a cashless exercise in exchange for 450,598 shares of Common Stock .
No warrants were exercised in 2010 and 2009.

(13)	STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation costs for the years ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended
	December 31,
	2011	2010	2009
Employee stock-based compensation in:
Cost of revenue	$12,227	$138,444	$73,630
Selling and distribution	—	1,118,221	450,226
General and administrative	723,034	1,297,927	1,085,785
Research and development	79,259	245,664	139,587
Total employee stock-based compensation in operating expenses	802,293	2,661,812	1,675,598
Total employee stock-based compensation	$814,520	$2,800,256	$1,749,228
During the year ended December 31, 2011, stock based compensation included $152,317 related to the accelerated vesting of certain stock options upon the acceptance by the FDA of the Company's preterm birth indication NDA in accordance with the original stock option agreements. During the year ended December 31, 2010, stock-based compensation expense in the amount of $1.4 million for the acceleration and modification of the vesting of stock options and restricted shares was recognized as a result of the Watson Transactions and is reflected in the total stock-based compensation reported in the amounts shown above. Stock based compensation for consultants amounted to $143,342, $483,893, and $222,554 for 2011, 2010 and 2009, respectively. No tax benefit has been recognized due to net tax losses during the periods presented.
As of December 31, 2011, total unamortized share-based compensation cost related to non-vested stock options was $1,946,456 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 40 months. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.
The assumptions used to value options granted are as follows:

	2011	2010	2009
Risk free interest rate	2.11%	1.38%	1.71%
Expected term	4.75 years	4.75 years	4.2 years
Dividend yield	—	—	—
Expected volatility	92.72%	92.45%	93.04%
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
A summary of the status of the Company’s two stock option plans as of December 31, 2011, 2010, and 2009 is presented below:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,334,029	$2.56	5,960,304	$2.70	4,863,488	$3.47
Granted	1,035,000	2.67	1,048,000	1.07	1,842,525	1.40
Exercised	(1,685,014)	1.60	(59,375)	1.33	—	—
Forfeited	(579,800)	4.69	(614,900)	3.37	(745,709)	4.05
Outstanding at end of year	5,104,215	$2.51	6,334,029	$2.56	5,960,304	$2.70
Options exercisable at year end	3,556,965		5,326,029		3,168,023
The weighted average grant date fair values of options granted in 2011, 2010 and 2009 was $1.32, $0.74, and $0.78 per share, respectively.
The weighted average exercise price and the weighted average remaining contractual life of the outstanding options expected to vest at December 31, 2011 amounted to $2.51 and 3.3 years, respectively.
The aggregate intrinsic value of options outstanding, options expected to vest and options exercisable at December 31, 2011, 2010 and 2009, were $2,921,350, $3,551,801 and $1,210,560, respectively. The intrinsic value of options exercised in 2011, 2010 and 2009, respectively, were $2,515,708 $44,764, and $0. Our current policy is to utilize shares held in treasury to settle option exercises and issue new shares for restricted stock grants.
During the year ended December 31, 2011, certain stock options were accelerated upon the acceptance by the FDA of the Company's preterm birth NDA in accordance with the original stock option agreements which resulted in an incremental expense of$152,317. During the year ended December 31, 2010, the vesting of all unvested options and restricted shares was accelerated upon the completion of the Watson Transactions which resulted in an incremental expense of $1,299,519. In addition, the normal expiration terms for those employees who were terminated as a result of the Watson Transactions was extended from 90 days to approximately 270 days or March 31, 2011. The Company recorded a charge of $57,470 related to this modification. Lastly, two executives were provided with an extension of their vested options which resulted in an expense of $469,237.
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

A summary of the Company’s restricted stock activity and related information for 2011 is as follows:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	112,148	$1.07	337,039	$1.55	238,115	$2.23
Granted	34,880	3.44	112,148	1.07	326,776	1.31
Vested	(112,148)	3.44	(290,109)	1.07	(186,227)	3.70
Forfeited	—	—	(46,930)	3.92	(41,625)	1.66
Unvested at December 31, 2011	34,880	$3.44	112,148	$1.07	337,039	$1.55
As of December 31, 2011, there was $41,000 of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.1 million and $0.7 million, respectively.

(14)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson for the year ended, December 31, 2011 and 2010; there were no related party transactions for 2009.

	2011	2010
REVENUES
Net product revenues	$3,201,464	$2,015,584

Royalties	2,650,831	1,051,184

Other revenue (amortization of
deferred revenue and $5MM milestone payment in 2011)	21,974,383	17,067,649
Total net revenues	27,826,678	20,134,417

COST OF PRODUCT REVENUES
Cost of product revenues	2,874,873	1,357,098
Gross profit	$24,951,805	$18,777,319

Accounts receivable	$1,760,304	$2,101,161

Accounts Payable	$503,763	$275,885
In 2011, the Company has either received payment or accrued for expenses from Watson for approximately $3,200,000 for R&D reimbursement. The Company has made payments or accrued approximately $1,275,000 related to sales returns processed by Watson but that are the responsibility of Columbia Labs.

(15)	COMMITMENTS AND CONTINGENCIES:
Cash and cash equivalents-
The Company maintains its cash in bank deposit accounts and actively traded mutual funds which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases -
The Company leases office space and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2011, 2010 and 2009 totaled $287,177, $326,949 and $308,079, respectively. Future minimum lease payments as of December 31, 2011 are as follows:

2012	$241,694
2013	187,031
2014	—
Beyond	—
Total	$428,725
Royalties -
In 1989, the Company purchased the assets of Bio-Mimetics Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures that were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. was entitled to a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments were payable over the life of the patent(s) which are specific to each product or fifteen years, whichever is longer. The Company was required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock was $20 or more on March 2, or within 30 days after the date, of any year. The Company could not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties were paid. Royalty expense under this agreement amounted to $0, $31,546, and $104,967 in 2011, 2010 and 2009, respectively. See “Legal Proceedings”
Legal Proceedings -
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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company, three of its officers, and two of its independent directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al., and assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's common stock during the period December 6, 2010 through January 20, 2012. The complaints allege that the Company and its officers omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's Phase III PREGNANT Study and the likelihood of approval by the United States Food and Drug Administration of a new drug application to market PROCHIEVE 8% for the prevention of preterm birth. According to the complaints, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Company's stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that these actions are without merit, and intends to defend them vigorously.

(16)	GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:
Geographic Information
The Company and its subsidiaries are engaged in one line of business, the development, licensing and sale of pharmaceutical products. The Company conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom, Switzerland and Italy, to make product for both its international and domestic operations. Most arrangements with licensees are made by the Bermuda company. These customers sell their products into several countries. The Company’s two largest international customers have been Merck Serono and Lil’ Drug Store.
The following table shows selected information by geographic area:

	Revenues	Profit (Loss) from Operations	Identifiable Assets
As of and for the year ended December 31, 2011-
United States	$28,420,480	$17,663,864	$26,588,480
Switzerland	14,641,541	5,167,424	5,149,384
Other	—	—	4,344,722
Subtotal International	14,641,541	5,167,424	9,494,106
Total	$43,062,021	$22,831,288	$36,082,586

As of and for the year ended December 31, 2010-
United States	$33,281,893	$(5,837,836)	$23,344,803
Switzerland	10,353,058	7,011,629	4,187,637
Other	2,041,346	—	2,326,402
Subtotal International	12,394,404	7,011,629	6,514,039
Total	$45,676,297	$1,173,793	$29,858,842

As of and for the year ended December 31, 2009-
United States	$19,997,178	$(18,771,745)	$34,887,690
Switzerland	8,610,429	5,608,298	6,493,471
Other	3,588,774	—	2,376,058
Subtotal International	12,199,203	5,608,298	8,869,529
Total	$32,196,381	$(13,163,447)	$43,757,219

Customer Concentration -
The following table presents information about Columbia’s revenues by customer, including royalty and license revenue for the three years ended December 31:

	2011	2010	2009
Watson	$27,826,678	$20,122,930	$—
MerckSerono	14,627,491	10,353,058	8,627,333
Lil' Drug Store Products, Inc.	445,149	3,787,133	6,592,945
Cardinal Healthcare	232,470	3,729,885	5,662,507
McKesson	229,887	3,130,158	4,574,128
All others (none over 5%)	(299,654)	4,553,133	6,739,468
Total	$43,062,021	$45,676,297	$32,196,381
The negative revenue in 2011 reflects an increase in the reserve for sales returns sales made in previous years.
Revenue by Product
The following table sets forth the breakdown of the Company's consolidated net revenues, consisting of sales, royalty and licensing income, by revenue source for each product accounting for 10% or more of consolidated revenues in any of the three years ended December 31:

	2011	2010	2009
CRINONE®	$17,807,014	$21,249,096	$22,166,867
Watson Royalties and Deferred Revenue Recognition	24,625,204	18,118,833	—
RepHresh®	—	1,971,981	3,021,944
Replens®	662	1,815,365	3,199,132
STRIANT®	454,453	1,293,416	1,732,691
PROCHIEVE®	(284,521)	716,872	1,642,161
Other	459,209	510,734	433,586
Total	$43,062,021	$45,676,297	$32,196,381

(17)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
The following table summarizes selected quarterly data for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net product sales	$3,464,944	$4,942,085	$4,129,112	$5,441,467	$17,977,608
Royalties	600,813	686,719	782,694	900,754	2,970,980
Other revenues	8,428,582	13,615,315	34,888	34,648	22,113,433
Net revenues	12,494,339	19,244,119	4,946,694	6,376,869	43,062,021
Gross profit	10,459,501	16,242,031	1,822,410	2,846,714	31,370,656
Income (loss) from operations	6,699,580	15,737,056	(595,090)	1,087,316	22,928,862
Change in fair value of warrants	(7,779,316)	2,797,928	5,050,520	(2,233,675)	(2,164,543)
Net income (loss)	(1,186,887)	18,314,195	4,417,241	(1,017,357)	20,527,192
Income (loss) per common share:
Basic	$(0.01)	$0.21	$0.05	$(0.01)	$0.24
Diluted	$(0.01)	$0.16	$(0.01)	$(0.01)	$0.22
Market price per share:
High	$4.09	$4.31	$3.39	$2.74	$4.31
Low	$2.07	$2.90	$1.92	$1.78	$1.78
2010
Net product revenues	$7,103,756	$9,480,911	$5,117,378	$5,344,685	$27,046,730
Royalties	52,356	(48,386)	540,379	708,033	1,252,382
Other revenues	16,787	16,560	8,503,655	8,840,183	17,377,185
Net revenues	7,172,899	9,449,085	14,161,412	14,892,901	45,676,297
Gross profit	5,996,320	7,363,429	11,191,585	12,104,062	36,655,396
Income (loss) from operations	(4,983,317)	(2,822,782)	892,645	8,087,247	1,173,793
Change in fair value of warrants	—	—	(133,128)	(13,057,900)	(13,191,028)
Net income (loss)	(13,245,526)	(4,227,352)	257,621	(4,615,425)	(21,830,682)

Income (loss) per common share:
Basic	$(0.20)	$(0.06)	$0.00	$(0.06)	$(0.30)
Diluted	$(0.20)	$(0.06)	$0.00	$(0.06)	$(0.30)
Market price per share:
High	$1.44	$1.30	$1.13	$2.43	$2.43
Low	$0.93	$0.96	$0.88	$1.07	$0.88

*    The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

The explanations for major variances from quarter to quarter for the year ended December 31, 2011 are:

1.
Other revenues in the first and second quarter of 2011 primarily reflects the amortization of the gain from the sale of the progesterone assets to Watson of $8.5 million and $8.6 million, respectively; the amortization was completed as of June 30, 2011. In addition, in the second quarter of 2011, the $5.0 million milestone payment from Watson was recognized for the filing of the PREGNANT Study NDA with the FDA which was also recorded in other revenue.

2.	The Company recognized a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient in the second quarter of 2011.

3.
Strong positive results in the first two quarters of 2011 are due to the amortization of the gain from the sale of the progesterone assets to Watson which commenced in the third quarter of 2010, as well as reduction in costs related to the elimination of the commercial sales organization, and amortization of intangible costs which also occurred in the third quarter of 2010, coupled with the receipt of the $5.0 million milestone payment in 2011.

4.	In the fourth quarter of 2011, the Company reversed accruals in the amount of $0.2 million.

The explanations for major variances from quarter to quarter for the year ended December 31, 2010 are:

1.	The reduction in net product sales in the third and fourth quarters of 2010 reflects the transfer of U.S. progesterone sales to Watson.

2.	The increase in royalties in the third and fourth quarter of 2010 primarily reflects the royalties earned on progesterone sales by Watson.

3.
The increase in other revenues in the third and fourth quarter of 2010 primarily reflects the amortization of the gain from the sale of the progesterone assets to Watson of $8.5 million and $8.6 million, respectively.

4.
The improvement in operating results during 2010 is due to the amortization of the gain from the sale of progesterone assets to Watson which commenced in the third quarter of 2010, as well as reduction in costs related to the elimination of the commercial sales organization, and amortization of intangible costs which also occurred in the third quarter of 2010.

5.
In the third quarter of 2010, the Company established a reserve of $2.2 million for back royalties and pre-judgment interest for Bio-Mimetics, Inc.; in the fourth quarter the reserve was decreased by $0.4 million to reflect the actual settlement.

(18)	SUBSEQUENT EVENT:
On March 1, 2012, the Company announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. The Company will record a severance charge of approximately $0.5 million in the first quarter of 2012, and expects to realize annual savings of over $1.5 million.
The reduction primarily impacts research and development and general administrative positions. Columbia’s remaining staff will continue to focus on the future course of Columbia's business, executing its public reporting obligations, management of its supply chain, and its role on the Joint Development Committee with Watson for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with premature cervical shortening.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

The audits referred to in our report dated March 12, 2012 relating to the consolidated financial statements of Columbia Laboratories, Inc., which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 12, 2012

U. S.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2011

Description	Balance at beginning of year	Charged to (credited to) costs and expenses	Deductions	Balance at end of year

YEAR ENDED DECEMBER 31, 2011:
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful accounts	$100,000	$59,297	$59,297	$100,000
YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$100,000	$—	$—	$100,000

EXHIBIT INDEX

Exhibit No	Description
2.1	Purchase and Collaboration Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated March 3, 2010 (19)

3.1	Restated Certificate of Incorporation of the Company, as amended (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (22)

3.3	Amended and Restated By-laws of Company (29)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (2)

4.2	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (7)

4.3*	Form of Restricted Stock Agreement (9)

4.4*	Form of Option Agreement (13)

4.5	Form of Warrant (22)

4.6	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated November 29, 2010 (25)

4.7
Amendment No. 1, dated as of September 20, 2011, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (30)

10.1	1996 Long-term Performance Plan, as amended, of the Company (1)

10.2	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (3)

10.3†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (4)

10.4*	Form of Indemnification Agreement for Officers and Directors (5)

10.5†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (9)

10.7	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (10)

10.8	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (11)

10.9*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (12)

10.10*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (13)

10.11*	Form of Executive Change of Control Severance Agreement (13)

10.12*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated March 11, 2009 (13)

10.13*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (15)

10.14*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (14)

10.15*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (16)

10.16	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (17)

10.17*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (18)

10.18*	Addendum to Executive Change in Control Severance Agreement by and between Columbia Laboratories, Inc. and Robert S. Mills dated December 11, 2009 (18).

10.19	Note Purchase and Amendment Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated March 3, 2010 (19).

10.20*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010 (20)

10.21	Second Amended and Restated License and Supply Agreement dated May 14, 2010 between the Company and Ares Trading S.A.(21)

10.22	Investor’s Rights Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.23	Supply Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.24	License Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.25	Securities Purchase Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated August 9, 2010 (23)

10.26	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (24)

10.27	Settlement Agreement and Release by and between Bio-Mimetics, Inc. and Columbia Laboratories, Inc. dated December 3, 2010 (26)

10.28*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr., dated March 1, 2011 (27)

10.29	Asset Purchase Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (28)

10.30	License Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc.(28)

10.31	U.S. Supply Agreement Assignment dated April 20, 2011, between Mipharm S.p.A., and Columbia Laboratories (Bermuda), Ltd.(28)

10.32
Agreement dated February 10, 2012, of Columbia Laboratories, Inc., and Coventry Acquisition, LLC, to Waive Conditions Precedent to Second Closing of March 3, 2010 Purchase and Collaboration Agreement (31)

14	Code of Ethics of the Company (5)

21	Subsidiaries of the Company (32)

23.1	Consent of BDO USA, LLP

31(i).1	Certification of Chief Executive Officer of the Company (32)

31(i).2	Certification of Chief Financial Officer of the Company (32)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (32)

101††	XBRL data file (32)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

††
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

2/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

3/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

9/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

12/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

13/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

15/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

20/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 5, 2010

21/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 18, 2010

22/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 6, 2010

23/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2010

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 15, 2010

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 30, 2010

26/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 6, 2010

27/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 20, 2011

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2011

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 16, 2011

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 10, 2012

32/	Filed herewith