Form 10-Q
period 2012-03-31
COLUMBIA LABORATORIES INC
filed 2012-05-04
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 2, 2012: 87,330,865.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” “we,” “us,” “our” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).   In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $5,218,415 in 2012 and $5,215,349 in 2011 is interest bearing	$7,551,395	$10,114,163
Short term investments	15,187,609	15,023,999
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2012 and 2011 (including amounts from related party: 2012 - $1,256,203; 2011 - $1,760,304)	2,827,235	4,695,410
Inventories	4,846,368	3,635,730
Prepaid expenses and other current assets	988,645	667,927
Total current assets	31,401,252	34,137,229
Property and equipment, net	2,389,478	1,481,071
Other assets	462,485	464,286
TOTAL ASSETS	$34,253,215	$36,082,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (including amounts due to related party: 2012 - $76,019; 2011 - $503,763)	$3,352,276	$3,526,171
Accrued expenses	2,279,259	3,016,596
Deferred revenue	62,500	93,750
Total current liabilities	5,694,035	6,636,517
Deferred revenue	43,135	46,416
Common stock warrant liability	1,909,479	8,168,846
TOTAL LIABILITIES	7,646,649	14,851,779
COMMITMENTS AND CONTINGENCIES
Contingently redeemable series C preferred stock, 600 shares issued and outstanding (liquidation preference of $600,000)	600,000	600,000
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 authorized; 87,367,313 shares issued	873,673	873,673
Capital in excess of par value	278,372,073	278,060,138
Less cost of 36,448 treasury shares	(125,381)	(125,381)
Accumulated deficit	(253,328,360)	(258,282,753)
Accumulated other comprehensive income	214,333	104,902
Shareholders' equity	26,006,566	20,630,807
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,253,215	$36,082,586
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES
Net product revenues (including amounts from related party:
three months 2012 - $240,401; 2011 - $426,780)	$3,118,632	$3,464,944
Royalties (including amounts from related party:
three months 2012 - $600,000; 2011 - $540,000)	680,377	600,813
Other revenues (including amounts from related party:
three months 2012 $0; 2011 - $8,393,926 )	34,532	8,428,582
Total net revenues	3,833,541	12,494,339
COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related party:
three months 2012 - $218,546; 2011 - $388,133)	2,002,986	2,034,838
Gross profit	1,830,555	10,459,501
OPERATING EXPENSES:
Selling and distribution	—	57,842
General and administrative	2,551,325	2,356,478
Research and development (net of reimbursement from related party:
three months 2012 - $428,031; 2011 - $0)	553,678	1,345,601
Total operating expenses	3,105,003	3,759,921
(Loss) income from operations	(1,274,448)	6,699,580
OTHER INCOME (EXPENSE):
Interest income	59,121	1,525
Interest expense	—	(3,888)
Change in fair value of redeemable warrants	—	(2,721,205)
Change in fair value of stock warrants	6,259,367	(5,058,111)
Other, net	(86,971)	(101,860)
Total other income (expense)	6,231,517	(7,883,539)
Income (loss) before taxes	4,957,069	(1,183,959)
Provision for income taxes	(2,676)	(2,928)
NET INCOME (LOSS)	$4,954,393	$(1,186,887)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.01)
Diluted	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	87,295,985	83,703,219
Diluted	87,295,985	83,703,219
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
NET INCOME (LOSS)	$4,954,393	$(1,186,887)
Other comprehensive income:
Foreign currency translation	4,624	1,241
Unrealized gain on short term investments	104,807	—
COMPREHENSIVE INCOME (LOSS)	$5,063,824	$(1,185,646)

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,954,393	$(1,186,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	4,826	46,162
Change in value of redeemable warrants	—	2,721,205
Change in value of stock warrants	(6,259,367)	5,058,111
Recognition of deferred income	—	(8,428,582)
Provision for sales returns	(100,000)	41,096
Writeoff of inventories	422,983	58,612
Share-based compensation	319,435	200,280
Loss on disposal of fixed assets	4,246	3,780
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	1,868,175	1,124,084
Inventories	(1,633,621)	(375,793)
Prepaid expenses and other current assets	(320,718)	(402,369)
Other assets	1,801	19,820
Increase (decrease) in:
Accounts payable	(173,895)	(2,564,839)
Other accrued expenses	(667,357)	(588,551)
Deferred revenue	(34,531)	—
Net cash used in operating activities	(1,613,630)	(4,273,871)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(976,282)	(4,705)
Net cash used in investing activities	(976,282)	(4,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,043,744
Proceeds from exercise of warrants	—	653,299
Dividends paid	(7,500)	(7,500)
Net cash (used in) provided by financing activities	(7,500)	2,689,543

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34,644	18,265
NET DECREASE IN CASH	(2,562,768)	(1,570,768)
CASH, BEGINNING OF PERIOD	10,114,163	21,630,979
CASH, END OF PERIOD	$7,551,395	$20,060,211

SUPPLEMENTAL INFORMATION
Taxes paid	$5,176	$31,728
NON-CASH FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par value	$—	$16,193,037
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (4) of the Notes to Consolidated Financial Statements included in 2011 Annual Report..

(2)	WATSON TRANSACTIONS:
On July 2, 2010, the Company sold to Watson Pharmaceuticals, Inc. (“Watson”), (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including progesterone vaginal gel 8% and progesterone vaginal gel 4% (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and regulatory filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's common stock (“Common Stock”). The Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono S.A. (“Merck Serono”). These transactions are referred to collectively as the “Watson Transactions.”
Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III study designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening (the “PREGNANT study”), regulatory filings, receipt of regulatory approvals and product launches. Watson will also make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase and Collaboration Agreement, dated as of March 3, 2010, between the Company and Watson (the “Purchase Agreement”), in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country. The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties established a joint development committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT study and will be responsible for such other activities as determined by the joint development committee.  The Company was responsible for the costs of the preparation, filing and approval process of the new drug application (“NDA”) in the preterm birth indication with the Food and Drug Administration (“FDA”) up to a maximum of $7.0 million incurred after January 1, 2010. All other development costs incurred in connection with the development collaboration will be paid by Watson. As of March 31, 2012, the Company has spent $10.6 million in costs related to the PREGNANT study and related NDA. Watson has reimbursed the Company for $3.2 million of these costs and has been invoiced for $0.4 million equal to the research and development (“R&D”) expense reimbursement recognized in the first quarter of 2012. The $3.6 million in reimbursable costs were credited to R&D expense. On February 10, 2012, the Company transferred to Watson NDA 22-139 (as defined below) pursuant to the second closing Watson Transactions.
The parties also entered into various ancillary agreements in connection with the Purchase Agreement, including an Investor's Rights Agreement (pursuant to which Watson designated a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares, and Watson agreed to certain transfer restrictions pertaining to the Shares)and a Supply Agreement (pursuant to which the Company will supply Progesterone Products to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses).
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
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven debt plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the progesterone vaginal gel intangible assets in the amount of $16.2 million.  The excess was recorded as deferred revenue and was amortized over the remaining R&D period for the PREGNANT study including the Company's submission to, and the FDA's filing of the related NDA. The Company recognized revenue from the amortization of these deferred revenues of $8,393,926 for the three months ended March 31, 2011. The Company completed the amortization of these deferred revenues as of June 2011.
In April 2011, the Company announced positive results from the PREGNANT study, a pivotal Phase III clinical trial of progesterone vaginal gel 8% conducted in collaboration with the National Institutes of Health (“NIH”) to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy. We filed an NDA (NDA 22-139), for this indication with the FDA in April 2011. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that progesterone vaginal gel 8% is safe, the Committee stated that more information is needed to support approval. On February 24, 2012, Watson received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. Watson has requested an End-of-Review meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application.

(3)	STRIANT ASSET PURCHASE AGREEMENT:
On April 20, 2011, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) and a license agreement (“License Agreement”) with Actient Pharmaceuticals, LLC (“Actient”), Lake Forest, IL, relating to the sale of certain assets and the licensing of certain intellectual property related to STRIANT® (testosterone buccal system) (“STRIANT”) in the United States.
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
In consideration of the assets and rights acquired under the Asset Purchase Agreement, Actient made a one-time payment at closing to Columbia of $3.1 million. Columbia recognized a gain in the second quarter of 2011 of $2.5 million in connection with the sale of STRIANT, net of the transfer of inventory, fixed assets related to STRIANT, and the residual prepaid FDA fees.
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
In consideration of the rights granted under the License Agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the Territory. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7%) royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10%) royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50%) upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic product to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing. No royalties have been earned to date.

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
The Watson Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing of the related NDA with the FDA.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period. In June 2011, Columbia earned a $5 million milestone payment from Watson based on FDA's acceptance for filing of the NDA submission for the use of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening.
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
An analysis of the reserve for sales returns follows:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of year	$1,429,597	$2,663,648

Provision:
Related to current period sales	—	41,096
Related to prior period sales	(100,000)	—
	(100,000)	41,096
Returns:
Related to current period sales	—	(283,880)
Related to prior period sales	(42,848)	—
	(42,848)	(283,880)
Balance at end of quarter	$1,286,749	$2,420,864

(5)	INVENTORIES:
Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Finished goods	$1,248,702	$2,055,357
Raw materials	3,597,666	1,580,373
Total Inventories	$4,846,368	$3,635,730

(6)	NOTES PAYABLE:
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the offering and sale of convertible subordinated notes (the "Notes") to a group of institutional investors.  The Notes accrued interest at a rate of 8% per annum and were subordinated to the Company's obligations under the Investment and Royalty Agreement dated, March 5, 2003 between the Company and PharmaBio Development, Inc. and had a stated maturity date of December 31, 2011.  They were convertible into a total of approximately 7.6 million shares of Common Stock at a conversion price of $5.25.  Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share.  The warrants expired on December 22, 2011.  The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33.0 million and Merck Serono’s existing inventory of that product.  The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.
The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million were recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the five-year term of the Notes.
On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Notes.  Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders.  The aggregate purchase price for the Notes was $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.  The closings of the transactions contemplated by the Note Purchase Agreements were subject to various conditions, including the consummation of the Watson Transactions.  Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminated the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Watson Transactions.  The Amendment would have terminated if the Note purchase closings did not occur on or prior to August 31, 2010, and in certain other circumstances.  On July 2, 2010, the closings under the Note Purchase Agreements occurred and the Notes were canceled.
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
The Warrants issued under the Note Purchase Agreements on July 2, 2011 are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants.  The Warrants contained a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company had issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT study.  This resulted in the Warrants being recorded as a liability. The Company determined the fair value using the Black-Scholes model.  The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. The results of the PREGNANT study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes model to be $16,193,037 and reclassified to Capital in Excess of Par Value. These Warrants are no longer marked to market.

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
The following table shows selected information by geographic area:

	Net Revenues	Identifiable Assets
As of and for the three months ended March 31, 2012
United States	$1,052,028	$25,245,555
Switzerland	2,781,513	4,835,698
Other countries	—	4,171,962
Total	$3,833,541	$34,253,215
As of and for the three months ended March 31, 2011
United States	$9,810,525	$23,419,518
Switzerland	2,683,814	2,076,550
Other countries	—	2,322,415
Total	$12,494,339	$27,818,483

(8)	INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

	Three Months Ended March 31,
	2012	2011
INCOME (LOSS) PER SHARE -Basic
NET INCOME (LOSS)	$4,954,393	$(1,186,887)
Less: Preferred stock dividends	(7,500)	(7,500)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$4,946,893	$(1,194,387)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,295,985	83,703,219

NET INCOME (LOSS) PER COMMON SHARE: Basic	$0.06	$(0.01)

INCOME (LOSS) PER SHARE -Diluted
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$4,946,893	$(1,194,387)
Add: Preferred stock dividends	—	—
Less: Fair value of stock warrants for dilutive warrants	(6,259,367)	—
NET INCOME (LOSS) APPLICABLE TO
DILUTIVE COMMON STOCK	$(1,312,474)	$(1,194,387)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,295,985	83,703,219
Effect of dilutive securities
Dilutive stock awards	—	—
Dilutive warrants	—	—
Dilutive preferred share conversions	—	—
	—	—
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	87,295,985	83,703,219

NET INCOME (LOSS) PER COMMON SHARE: Diluted	$(0.02)	$(0.01)
Basic income (loss) per share is computed by dividing the net income (loss) plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during a period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock including selected restricted shares of Common Stock outstanding during the period.  Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of Common Stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an "as if converted" basis; the change in the fair value of the stock warrants recognized in the first quarter was subtracted from earnings to calculate net income (loss) applicable to dilutive common stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for the quarter was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.
Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to17,399,248 and 19,451,405 for the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

(9)	LEGAL PROCEEDINGS:
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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company, three of its officers, and two of its independent directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al., and assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's Common Stock during the period from December 6, 2010 through January 20, 2012. The complaints allege that the Company and its certain of its officers and directors omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaints, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that these actions are without merit, and intends to defend them vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

(10)	STOCK-BASED COMPENSATION:
The Company’s net income (loss) for the three months ended March 31, 2012 and March 31, 2011 included $0.3 million and $0.2 million, respectively, of stock based compensation expense. Stock based compensation for the three months ended March 31, 2012 included $41,749 related to the extension of the expiration periods of certain stock options due to the reduction in force.

	Three Months Ended March 31,
Stock Based Compensation	2012	2011
Cost of revenues	$7,088	$3,844
General and administrative	261,862	171,290
Research and development	50,485	25,146
Total	$319,435	$200,280
During the three months ended March 31, 2012, the Company granted 835,000 options to employees. During the three months ended March 31, 2012, 225,625 options expired unexercised.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS:
 Effective January 1, 2008, the Company adopted FASB ASC 820-10-25, (“Fair Value Measurement and Disclosures." This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, “Financial Instruments.”
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
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock is shown in the table below and is determined by using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the quarter ended March 31, 2012, the Company recorded income as shown in the table below to adjust the value of the stock warrant liability to market as a result of the change in the stock price from December 31, 2011.

	March 31, 2012	December 31, 2011	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$1,909,479	$8,168,846	$6,259,367

	March 31, 2011	December 31, 2010	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$14,345,017	$9,286,906	$(5,058,111)
The estimated fair value of the Company's contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if the Company issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT Study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010.  It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010, and on January 20, 2011, when the contingent purchase rights on the Warrants expired, As shown in the table below, the Company recorded expense to adjust the value of the redeemable warrants to market on January 20, 2011 determined under the Black-Scholes option pricing model as a result of the change in the stock price from December 31, 2011 and reclassified to Capital in Excess of Par Value. These Warrants will no longer be marked to market.

	Time	Value	Income (Expense) to adjust to market value
Redeemable warrants	December 31, 2010	13,471,832
Value on January 20, 2011 when the contingent purchase rights on the Warrants expired	January 20, 2011	16,193,037	(2,721,205)
Reclassified to Capital in Excess of Par Value	January 20, 2011	(16,193,037)
Redeemable warrants	March 31, 2011	—	—
The fair value of accounts receivable and accounts payable approximate their carrying amount.

(12)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson.

	Three Months Ended March 31,
	2012	2011
REVENUES
Net product revenues	$240,401	$426,780
Royalties	600,000	540,000
Amortization of deferred revenue	—	8,393,926
Total net revenues	$840,401	$9,360,706

COST OF PRODUCT REVENUES
Cost of product revenues	218,546	388,133
Gross profit	$621,855	$8,972,573

Accounts receivable	$1,256,203	$555,441
The Company has exceeded the cap of $7.0 million by $3.6 million for R&D spending on the PREGNANT study and related Preterm Birth NDA pursuant to the Watson Transactions and has recorded this amount as a reduction of R&D expenses. Watson has paid the Company for $3.2 million of these excess amounts and has been invoiced for the remaining $0.4 million equal to the R&D expense reimbursement recognized in the first quarter of 2012.

(13)	RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, (ASU 2011-04), which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. This update did not have a material effect on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required. This update did not have a material effect on our consolidated financial statements.

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
Historically, we received revenues domestically from pharmaceutical products containing progesterone as an active ingredient, including progesterone vaginal gel 8% and progesterone vaginal gel 4% (collectively, the “Progesterone Products”) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees (see chart below). As of July 2, 2010, and the close of the Watson Transactions (as defined and described below), we supply Watson Pharmaceuticals, Inc. (“Watson”) with Progesterone Products and Watson promotes and sells these products to wholesalers and specialty pharmacies in the United States.  We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.

Products:

Progesterone Products	-	CRINONE® 8% progesterone vaginal gel formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.

	-	CRINONE® 4% progesterone vaginal gel sold to Watson for resale in the U.S.

	-	CRINONE® 8% progesterone vaginal gel sold to Merck Serono for resale outside the U.S.

	-	PROCHIEVE® 8% progesterone vaginal gel formerly sold by the Company in the U.S.

	-	PROCHIEVE® 4% progesterone vaginal gelsold to Ascend Therapeutics, Inc. for resale in the U.S pursuant to an agreement that terminated on July 23, 2010.

Other Products	-	STRIANT® testosterone buccal system marketed and sold by the Company in the U.S. until April 2011

	-	STRIANT® licensed in April 2011 to Actient Pharmaceuticals, LLC, for sale in the U.S.

	-	STRIANT® licensed to and sold by The Urology Company in the U.K.

	-	STRIANT® licensed to Invaron Pharmaceuticals for sale in Canada
Effective May 19, 2010, our license and supply agreement with Merck Serono S.A. (“Merck Serono”) for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
On July 2, 2010, under a Purchase and Collaboration Agreement between the Company and Watson (the “Purchase Agreement”), we sold to Watson substantially all of our progesterone related assets and 11.2 million shares of common stock of the Company (“Common Stock”) for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. These transactions are referred to collectively as the “Watson Transactions.”, described more broadly in Note 2 of the Notes to the Condensed Consolidated Financial Statements. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III study designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening (the “PREGNANT study”), regulatory filings, receipt of regulatory approvals and product launches. Additionally, Watson agreed to fund the development of a next-generation vaginal Progesterone Product as part of a comprehensive life-cycle management strategy. On February 10, 2012, in connection with the second closing of the Watson Transactions, we transferred to Watson our NDA (as defined herein) relating to the use of the progesterone vaginal gel 8% to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy.
On April 20, 2011, we entered into an asset purchase agreement and license agreement with Actient Pharmaceuticals, LLC (“Actient”) relating to the sale of certain assets and the licensing of certain intellectual property (related to the underlying progressive hydration technology for use in the treatment of hypogonadism and other indications related to low testosterone levels in men) relating to STRIANT in the United States. In connection with this transaction, we received a one-time payment of $3.1 million at closing and are entitled to certain royalties under the license agreement. In consideration of the rights granted under the License Agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the Territory. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7%) royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10%) royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50%) upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic product to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing. This transaction is described in more detail in Note 3 to the Condensed Consolidated Financial Statements.
Columbia's business now consists of its product manufacturing revenues, royalties and potential milestone payments, its collaboration with Watson on the development of next-generation Progesterone Products, and its novel bioadhesive drug delivery technologies and other products.
With the closing of the Watson Transactions, all Progesterone Products are marketed and sold in the U.S. by Watson. We manufacture and sell product to Watson at our cost plus 10%; these revenues are recorded within product revenues. In addition, we will receive royalties equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over. Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct manufacturing costs plus 20%. These revenues are recorded within product revenues.
Future recurring revenues will be derived primarily from product sales to and royalty streams from our partners, Watson and Merck Serono. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to the Company's two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to customers' in-market sales. Future, non-recurring milestone payments will be recognized when and if the milestones are achieved. Operating expenses attributable to product selling, marketing and distribution activities have been eliminated. Research and development (“R&D”) expenses should remain low for the foreseeable future.
On March 1, 2012, the Company announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. The Company has recorded a severance charge of approximately $0.5 million in the first quarter of 2012, and expects to realize annual savings of over $1.5 million from salaries, bonuses and benefits. The reduction impacts R&D and general administrative positions. Columbia's remaining staff will continue to focus on the future course of Columbia's business, executing its public reporting obligations, management of its supply chain, and its role on the Joint Development Committee with Watson for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with premature cervical shortening.
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
From July 2010 through June 2011, the Company recorded the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million. The Company historically charged our United States operations all selling and distribution expenses that supported our marketing, sales and distribution efforts. From the fourth quarter of 2010 until the sale of STRIANT to Actient in April 2011, only distribution costs related to STRIANT were included in selling and distribution costs. Going forward, there will be no such costs. R&D expenses are charged to our U.S. operations for product development which principally supports new products. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our U.S. operations. Amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our U.S. operations that has been significantly greater than, and offsets, the profits from our foreign operations.
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
In December 2010, we announced positive top-line results from the PREGNANT study and in April 2011 the study was published in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology in a manuscript entitled Vaginal progesterone reduces the rate of preterm birth in women with a sonographic short cervix: a multicenter, randomized, double-blind, placebo-controlled trial. (Hassan SS, Romero R, et al., Ultrasound Obstet Gynecol 2011;38:18-31). The published results indicate that the administration of progesterone vaginal gel 8% from mid-pregnancy until term in women with premature cervical shortening as confirmed by transvaginal ultrasound was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. Use of progesterone vaginal gel 8% was associated with: a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022) and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was also noted with progesterone vaginal gel 8%.  The incidence and profile of adverse events in patients receiving progesterone vaginal gel 8% were comparable to placebo.
In April 2011, we filed a new drug application (“NDA”) (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that progesterone vaginal gel 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the Watson Transactions. On February 24, 2012, Watson announced that it had received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle was complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. Watson has stated that it requested an “End-of-Review ” meeting with the FDA to discuss the issues outlined in the CRL and to determine if a viable path forward can be established for this application.
On March 13, 2012, we announced that we engaged Cowen and Company, LLC as the Company's independent financial advisor to assist the Company with its stated goal to evaluate possible strategic transactions. There can be no assurances as to whether any particular strategic transaction will be recommended by our board of directors. The Company does not intend to disclose developments with respect to the progress of its evaluation of any strategic alternatives until such time as our board of directors has approved a transaction or otherwise deems disclosure appropriate.
On March 6, 2012, we received a letter from the Nasdaq Stock Market indicating that for 30 consecutive business days the Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5450(a)(1).
The notification of noncompliance had no immediate effect on the listing or trading of our Common Stock on the Nasdaq Global Market. Under the Nasdaq Listing Rules, if during the 180 calendar days following the date of the notification, or prior to September 4, 2012, the closing bid price of our Common Stock is at or above $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance with the Minimum Bid Price Requirement and the Common Stock will continue to be eligible for listing on the NASDAQ Global Market.
If the Company does not achieve compliance with the Minimum Bid Price Requirement by September 4, 2012, Nasdaq will provide written notification to the Company that the Common Stock is subject to delisting. The Company may, at that time, appeal the Nasdaq determination to a Nasdaq Hearing Panel. Such an appeal, if granted, would stay delisting until a Panel ruling. Alternatively, if at that time the Company is in compliance with all initial listing standards for the Nasdaq Capital Market other than the Minimum Bid Price Requirement, the Company could apply to transfer the listing of its Common Stock to the Nasdaq Capital Market and thereby receive an additional grace period to gain compliance with the Minimum Bid Price Requirement.
The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

Results of Operations - Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

		Percentage Inc./(Dec.) from prior year
	March 31, 2012		March 31, 2011
Net product revenues	$3,118,632	(10)%	$3,464,944
Royalties	680,377	13%	600,813
Other revenues	34,532	(100)%	8,428,582
Total net revenues	$3,833,541	(69)%	$12,494,339

Cost of product revenues	$2,002,986		$2,034,838

Total gross profit	$1,830,555		$10,459,501

Total gross profit
as a % of total net revenues	48%		84%
Total product gross profit
as a % of net product revenues	36%		41%

Total net revenues in the three months ended March 31, 2012 were $3.8 million as compared to $12.5 million in the three months ended March 31, 2011.   Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2011, sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (in 2011, primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues were $3.1 million in the three months ended March 31, 2012 as compared to $3.5 million in the three months ended March 31, 2011.  This decrease takes into account the lack of STRIANT net product revenues as a result of the April 2011 sale to Actient coupled with relatively flat sales to Watson and Merck Serono.
Royalty revenues were $0.7 million in the three months ended March 31, 2012 as compared with $0.6 million in the three months ended March 31, 2011, primarily as a result of royalty revenues from Watson on Progesterone Products sold by Watson. There were no other revenues in the three months ended March 31, 2012 as compared to $8.4 million in the three months ended March 31, 2011, due to the amortization of the deferred revenue recognized from the sale of assets to Watson recorded in 2011. The Company amortized $34.0 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for progesterone vaginal gel 8% in the Preterm Birth indication.
Gross profit decreased $8.6 million from $10.5 million in the three months ended March 31, 2011 to $1.8 million for the three months ended March 31, 2012, primarily as a result of the recognition of the amortization of the deferred revenue resulting from the Watson Transactions in the three months ended March 31, 2011.  Gross margin as a percentage of total net revenues was lower at 48% for the three months ended March 31, 2012 compared with 84% in the same period in 2011.  Gross profit on net product revenues in the three months ended March 31, 2012 was 36% compared with 41% in the same period in 2011. The lower profit margin in 2012 as compared with 2011 is a result of a reserve for inventory which did not meet specifications in the first quarter of 2012.
There were no selling and distribution expenses in the three months ended March 31, 2012, as compared to $0.1 million in the three months ended March 31, 2011, reflecting the sale of STRIANT in April 2011.
General and administrative expenses were $2.6 million in the three months ended March 31, 2012, as compared to $2.4 million in the three months ended March 31, 2011.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. The increase in expenses from 2011 was attributable to $0.4 million in severance related to the workforce reduction announced in March 2012, offset by lower legal and consulting expenses.

Research and development expenses were $0.6 million in the three months ended March 31, 2012, as compared to $1.3 million in the three months ended March 31, 2011.  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  In the first quarter of 2012, $0.1 million in severance costs were recognized related to the workforce reduction announced in March 2012. Expenses in the first quarter of 2012 were lower than in the first quarter of 2011 due to the reimbursement of R&D expenses by Watson. We have incurred the full $7.0 million for research and development spending on the PREGNANT study and related NDA submission for which we were responsible under the Watson Transactions. Expenses in excess of that amount are the responsibility of Watson. During the three months ended March 31, 2012, $0.4 million in reimbursable costs were credited to research and development expense.
Other income/expense amounted to income of $6.2 million for the three months ended March 31, 2012, compared to expense of $7.9 million over the same period in 2011, consisting primarily of the recognition of the $6.3 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from 2011.  Other income/expense for the three months ended March 31, 2011 amounted to $7.9 million, consisting primarily of expenses related to the recognition of the $7.8 million change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement ($2.7 million) and the October 2009 stock issuance ($5.1 million) resulting from the increase in stock price from December 31, 2010.
As a result, the net income for the three months ended March 31, 2012 was $5.0 million, or $0.06 per basic and $(0.02) per diluted share, as compared to a net loss for the three months ended March 31, 2011 of $1.2 million, or $(0.01) per basic and diluted share.

Liquidity and Capital Resources
Cash and cash equivalents were $7.6 million and $10.1 million at March 31, 2012 and December 31, 2011, respectively.  In addition, short term investments were $15.2 million and $15.0 million at March 31, 2012and December 31, 2011, respectively. The Company believes its cash, cash equivalents and short term investments will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Cash flows:
Operating activities:
Net income (loss)	$4,954,393	$(1,186,887)
Non-cash charges	(5,607,877)	(299,336)
Change in working capital	(960,146)	(2,787,648)
Operating activities	(1,613,630)	(4,273,871)

Investing activities
Purchase of property and equipment	(976,282)	(4,705)
Investing activities	(976,282)	(4,705)

Financing activities
Proceeds from exercise of stock options	—	2,043,744
Proceeds from exercise of warrants	—	653,299
All other financing activities	(7,500)	(7,500)
Financing activities	(7,500)	2,689,543
Effect of exchange rate changes on cash	34,644	18,265
NET DECREASE IN CASH	$(2,562,768)	$(1,570,768)
Operating Activities:
Net cash used in operating activities for the three months ended March 31, 2012 was $1.6 million and resulted primarily from $0.7 million in net operating income after applying non-cash charges and increases in working capital of $1.0 million.  The net income of $5.0 million in the first three months of 2012 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, stock-based compensation, write-off of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $5.6 million, resulting in a net cash income of $0.7 million.  Accounts receivable decreased by $1.9 million from the fourth quarter of 2011. Inventories grew by $1.6 million during the period to meet customer orders and prepare for the potential launch of progesterone vaginal gel 8% for the prevention of pre-term birth in women with a short cervix. This inventory is now being re-worked to support CRINONE sales. Accounts payable decreased by $0.2 million. Other accrued expenses decreased by $0.7 million, mainly related to the payment of bonuses in the first quarter of 2012.
Net cash used in operating activities for the three months ended March 31, 2011 was $4.3 million and resulted primarily from $1.5 million in net operating losses after applying non-cash charges and decreases in working capital of $2.8 million.  The net loss of $1.2 million in the first three months of 2011 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, stock-based compensation, write-off of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $0.3 million, resulting in a net cash loss of $1.5 million.  Accounts receivable decreased by $1.1 million from the fourth quarter of 2010.   Inventories grew by $0.4 million during the period to meet customer orders. Prepaid expenses and other assets increased $0.4 million.  Accounts payable decreased by $2.6 million due primarily to the $1.8 million payment for the Bio-Mimetics settlement coupled with payments related to completion of the PREGNANT study.  Other accrued expenses decreased by $0.6 million, mainly related to the payment of bonuses in the first quarter of 2011.
Investing activities:
Net cash used in investing activities was $1.0 million in the three months ended March 31, 2012 and net cash used in investing activities was $0.0 million in the three months ended March 31, 2011. During the first quarter of 2012, investing activities included investments of $1.0 million to complete the increased manufacturing capacity primarily to ensure the Company's ability to meet Watson's forecasts for the anticipated launch of progesterone vaginal gel 8% and facility improvements to ensure compliant manufacturing operations. Net cash used in investing activities was not significant in the three months ended March 31, 2011.
Financing Activities:
In the three months ended March 31, 2012, there was no net cash provided by financing activities. Net cash provided by financing activities in the three months ended March 31, 2011 was $2.7 million, consisting of $2.0 million of proceeds from the exercise of stock options and $0.7 million of proceeds from the exercise of warrants.
As of March 31, 2012, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $28.4 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to the Company.  Options and warrants outstanding at March 31, 2012 were 5,483,840 and 9,893,455, respectively; however, there can be no assurance that any such options or warrants will be exercised.  As of March 31, 2011, 1,685,014 employee stock options were exercised and 4,206,545 warrants were exercised. The aggregate intrinsic value of exercisable options and warrants was $0.0 million and $29.4 million at each period ended March 31, 2012 and March 31, 2011, respectively.
Significant expenditures anticipated by the Company in the near future are concentrated on relatively fixed general and administrative expenses and related staff costs. The Company has made investments to increase manufacturing capacity and facility improvements to ensure compliant manufacturing operations, but does not expect to incur material capital expenditures in the future.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
The Company's contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in the 2011 Annual Report have not materially changed since that report was filed.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, (ASU 2011-04), which amends ASC 820. This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. This update did not have a material effect on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05 Presentation of Comprehensive Income (ASU 2011-05). This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required. This update did not have a material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 4 of the consolidated financial statements included in Item 15 of the 2011Annual Report , beginning on page F-13.  Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.
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
Sales Returns. The Company is responsible for sales returns for products sold to domestic customers prior to both the Watson Transactions and the sale of STRIANT to Actient. Revenues from the sale of products to domestic customers were recorded at the time goods were shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees are not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized.  The Company evaluates its remaining provision for returns on a quarterly basis based on returns processed rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists. The Company is not responsible for returns for international sales.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.
Stock-Based Compensation – Employee Stock-Based Awards. The Company recognizes compensation expense [ASC 718, “Share Based Payment”, formerly SFAS 123(R)], for all stock-based awards made to employees and directors including employee stock options based on estimated fair values.
ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2011, 2010 and 2009, were $814,520, $2,800,256 and$1,749,228, respectively, which consisted primarily of stock-based compensation expense related to employee stock options.
  During the first three months of 2012, there were 835,000 options granted.

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	0.82%	2.16%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	105.72%	92.68%
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
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock is shown in the table below and is determined by using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended March 31, 2012, the Company recorded income of $6,259,367 to adjust the value of the stock warrant liability to market. During the quarter ended March 31, 2012, the Company recorded income as shown in the table below to adjust the value of the stock warrant liability to market as a result of the change in the stock price from December 31, 2011.

	March 31, 2012	December 31, 2011	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$1,909,479	$8,168,846	$6,259,367

	March 31, 2011	December 31, 2010	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$14,345,017	$9,286,906	$(5,058,111)
The estimated fair value of the Company's contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if the Company issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT Study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010.  It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT Study were announced in December 2010, and on January 20, 2011, when the contingent purchase rights on the Warrants expired, As shown in the table below, the Company recorded expense to adjust the value of the redeemable warrants to market on January 20, 2011 determined under the Black-Scholes option pricing model as a result of the change in the stock price from December 31, 2011 and reclassified to Capital in Excess of Par Value. These Warrants will no longer be marked to market.

	Time	Value	Income (Expense) to adjust to market value
Redeemable warrants	December 31, 2010	13,471,832
Value on January 20, 2011 when the contingent purchase rights on the Warrants expired	January 20, 2011	16,193,037	(2,721,205)
Reclassified to Capital in Excess of Par Value	January 20, 2011	(16,193,037)
Redeemable warrants	March 31, 2011	—
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
Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE by Watson in the United States; the successful marketing of CRINONE 8% by Merck Serono outside the United States; Watson's and Merck Serono's continued desire to develop progesterone vaginal gel 8% for the preterm birth indication in the U.S. and rest of the world, respectively; Columbia's ability to timely regain compliance with the Nasdaq minimum closing bid price rule; Watson's success in obtaining timely approval, if any, of an NDA by the U.S. Food and Drug Administration (FDA) for progesterone vaginal gel 8% for the preterm birth indication; Merck Serono's success in obtaining timely marketing approvals, if any, of progesterone vaginal gel 8% for the preterm birth indication in countries outside the U.S.; the timing and level of success of a future product launch for the preterm birth indication, if any; successful development of a next-generation vaginal progesterone product; difficulties or delays in manufacturing; the availability and pricing of third-party source products and materials; successful compliance with FDA and other governmental regulations applicable to manufacturing facilities, products and/or businesses; changes in the laws and regulations, including Medicaid; the ability to obtain and enforce patents and other intellectual property rights; ; the timely and successful negotiation of partnerships or other transactions; the impact of competitive products and pricing; the evaluation of potential strategic transactions; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC.
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
Expenditures, primarily related to manufacturing for the three months ended March 31, 2012 were approximately $0.4 million less than they would have been if the average 2011 exchange rates had been in effect in 2012.
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
Based on their evaluation at March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company, three of its officers, and two of its independent directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al., and assert claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's Common Stock during the period from December 6, 2010 through January 20, 2012. The complaints allege that the Company and its certain of its officers and directors omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaints, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that these actions are without merit, and intends to defend them vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.
Item 1A.    Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the 2011 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits

(a)	Exhibits

10.1	Agreement, dated February 10, 2012, of the Company and Coventry Acquisition, LLC to Waive Conditions Precedent to Second Closing of March 3, 2010 Purchase and Collaboration Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	XBRL instance documents

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 15, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

DATE:  May 4, 2012