Form 10-Q
period 2012-06-30
COLUMBIA LABORATORIES INC
filed 2012-08-08
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of August 7, 2012: 87,507,333.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” “we,” “us,” “our” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $1,713,371 in 2012 and $5,215,349 in 2011 is interest bearing	$7,716,818	$10,114,163
Short term investments	15,241,961	15,023,999
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2012 and 2011 (including amounts from related party: 2012 - $1,862,967; 2011 - $1,760,304)	4,483,910	4,695,410
Inventories	4,438,658	3,635,730
Prepaid expenses and other current assets	990,016	667,927
Total current assets	32,871,363	34,137,229
Property and equipment, net	2,205,822	1,481,071
Other assets	38,875	464,286
TOTAL ASSETS	$35,116,060	$36,082,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (including amounts due to related party: 2012 - $43,504; 2011 - $503,763)	$2,182,460	$3,526,171
Accrued expenses	2,465,245	3,016,596
Deferred revenue	31,250	93,750
Total current liabilities	4,678,955	6,636,517
Deferred revenue	39,889	46,416
Common stock warrant liability	1,703,779	8,168,846
TOTAL LIABILITIES	6,422,623	14,851,779
COMMITMENTS AND CONTINGENCIES
Contingently redeemable series C preferred stock, 600 shares issued and outstanding (liquidation preference of $600,000)	600,000	600,000
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 authorized; 87,543,781 and 87,367,313 shares issued in 2012 and 2011, respectively	875,437	873,673
Capital in excess of par value	278,531,355	278,060,138
Less cost of 36,448 treasury shares	(125,381)	(125,381)
Accumulated deficit	(251,385,550)	(258,282,753)
Accumulated other comprehensive income	197,348	104,902
Shareholders' equity	28,093,437	20,630,807
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,116,060	$36,082,586
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Net product revenues (including amounts from related party:
six months 2012 - $2,163,183; 2011 - $938,340
three months 2012 - $1,922,782; 2011 - $511,560)	$10,480,461	$8,407,029	$7,361,829	$4,942,085
Royalties (including amounts from related party:
six months 2012 - $1,327,558; 2011 - $1,142,818
three months 2012 - $727,558; 2011 - $602,818)	1,514,588	1,287,532	834,211	686,719
Other revenues (including amounts from related party:
six months 2012 - $0; 2011 - $21,984,800
three months 2012 - $0; 2011 - $13,590,874 )	69,028	22,043,897	34,496	13,615,315
Total net revenues	12,064,077	31,738,458	8,230,536	19,244,119
COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related party:
six months 2012 - $1,966,333; 2011 - $817,488
three months 2012 - $1,747,809; 2011 - $429,355)	6,468,832	5,036,926	4,465,846	3,002,088
Gross profit	5,595,245	26,701,532	3,764,690	16,242,031
OPERATING EXPENSES:
Selling and distribution	—	87,669	—	29,827
General and administrative	4,474,681	4,856,804	1,923,356	2,500,326
Research and development (net of reimbursement from related party:
six months 2012 - $435,199; 2011 - $2,215,176
three months 2012 - $3,092; 2011 - $1,917,565)	712,750	1,853,550	159,072	507,949
Net gain on U.S. sale of STRIANT	—	(2,533,127)	—	(2,533,127)
Total operating expenses	5,187,431	4,264,896	2,082,428	504,975
Income from operations	407,814	22,436,636	1,682,262	15,737,056
OTHER INCOME (EXPENSE):
Interest income	122,745	4,527	63,624	3,002
Interest expense	—	(7,776)	—	(3,888)
Change in fair value of redeemable warrants	—	(2,721,205)	—	—
Change in fair value of stock warrants	6,465,067	(2,260,183)	205,700	2,797,928
Other, net	(95,747)	(320,187)	(8,776)	(218,327)
Total other income (expense)	6,492,065	(5,304,824)	260,548	2,578,715
Income before taxes	6,899,879	17,131,812	1,942,810	18,315,771
Provision for income taxes	(2,676)	(4,504)	—	(1,576)
NET INCOME	$6,897,203	$17,127,308	$1,942,810	$18,314,195
NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.20	$0.02	$0.21
Diluted	$0.00	$0.19	$0.02	$0.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	87,300,585	85,352,044	87,305,184	86,982,750
Diluted	87,300,585	89,534,165	87,344,009	95,851,956
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$6,897,203	$17,127,308	$1,942,810	$18,314,195
Other comprehensive income (loss):
Foreign currency translation	(3,442)	5,230	(8,066)	3,989
Unrealized gain (loss) on short term investments	95,888	—	(8,919)	—
COMPREHENSIVE INCOME	$6,989,649	$17,132,538	$1,925,825	$18,318,184

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,897,203	$17,127,308
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	191,821	86,520
Gain on sale of STRIANT	—	(2,533,127)
Change in value of redeemable warrants	—	2,721,205
Change in value of stock warrants	(6,465,067)	2,260,183
Recognition of deferred income	—	(16,889,710)
Provision for sales returns	(100,000)	52,487
Writeoff of accounts receivable	—	7,616
Writeoff of inventories	758,638	—
Share-based compensation	487,981	504,383
Loss on disposal of fixed assets	6,225	3,780
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	211,500	(4,941,991)
Inventories	(1,364,566)	(483,645)
Prepaid expenses and other current assets	(322,089)	(292,118)
Other assets	425,411	19,717
Decrease in:
Accounts payable	(1,343,711)	(2,093,664)
Other accrued expenses	(657,988)	(918,025)
Deferred revenue	(69,027)	(154,187)
Net cash used in operating activities	(1,343,669)	(5,523,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,044,871)	(625,344)
Proceeds from sale of STRIANT	—	3,100,000
Net cash (used in) provided by investing activities	(1,044,871)	2,474,656
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,641,951
Proceeds from exercise of warrants	—	653,299
Payments for purchase of treasury stock	—	(125,381)
Dividends paid	(15,000)	(15,000)
Net cash (used in) provided by financing activities	(15,000)	3,154,869

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,195	23,544
NET (DECREASE) INCREASE IN CASH	(2,397,345)	129,801
CASH, BEGINNING OF PERIOD	10,114,163	21,630,979
CASH, END OF PERIOD	$7,716,818	$21,760,780

SUPPLEMENTAL INFORMATION
Taxes paid	$37,156	$109,476
NON-CASH FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par value	$—	$16,193,037
Retirement of warrant liability	$—	$561,398
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (4) of the Notes to Consolidated Financial Statements included in the 2011 Annual Report.

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
Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III study designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening (the “PREGNANT study”), regulatory filings, receipt of regulatory approvals and product launches. Watson makes royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase and Collaboration Agreement, dated as of March 3, 2010, between the Company and Watson (the “Purchase Agreement”), in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country. The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties established a Joint Development Committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT study and is responsible for such other activities as determined by the Joint Development Committee.  The Company was responsible for the costs of the preparation, filing and approval process of the new drug application (“NDA”) in the preterm birth indication with the Food and Drug Administration (“FDA”) up to a maximum of $7.0 million incurred after January 1, 2010. All subsequent development costs incurred in connection with the development collaboration were paid by Watson. From January 1, 2010 through June 30, 2012, the Company spent $10.6 million in costs related to the PREGNANT study and the related NDA, $3.6 million of which have been reimbursed by Watson, including $0.4 million in reimbursable costs which were recognized as a credit to research and development (“R&D”) expense in the first half of 2012. On February 10, 2012, the Company transferred to Watson NDA 22-139 (as defined below) pursuant to the second closing of the Watson Transactions.
The parties also entered into various ancillary agreements in connection with the Purchase Agreement, including an Investor's Rights Agreement (pursuant to which Watson designated a member of the Company's board of directors for the period set forth therein, Watson obtained certain registration rights pertaining to the Shares, and Watson agreed to certain transfer restrictions pertaining to the Shares) and a Supply Agreement (pursuant to which the Company will supply Progesterone Products to Watson for sale in the U.S. at a price equal to 110% of cost of goods sold), and a License Agreement relating to the grant of certain intellectual property licenses.
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
Upon the closing of the Watson Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven debt plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the progesterone vaginal gel intangible assets in the amount of $16.2 million.  The excess was recorded as deferred revenue and was amortized over the remaining R&D period for the PREGNANT study including the Company's submission to, and the FDA's filing of the related NDA. The Company recognized revenue from the amortization of these deferred revenues of $8,393,926 for the six months ended June 30, 2011. The Company completed the amortization of these deferred revenues as of June 2011.

In April 2011, the Company announced positive results from the PREGNANT study, a pivotal Phase III clinical trial of progesterone vaginal gel 8% conducted in collaboration with the National Institutes of Health (“NIH”) to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy. We filed an NDA (NDA 22-139), for this indication with the FDA in April 2011. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs (the "Committee") in January 2012. While Committee members generally agreed that progesterone vaginal gel 8% is safe, the Committee stated that more information is needed to support approval. On February 24, 2012, Watson received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. Watson continues to work with the FDA to determine if there is a viable path forward for this application.

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
In consideration of the rights granted under the License Agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the Territory. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7)% royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10)% royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50)% upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic product to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing. No royalties have been earned to date.

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
The Watson Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing of the related NDA with the FDA.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period. In June 2011, Columbia earned a $5 million milestone payment under the Purchase Agreement from Watson based on FDA's acceptance for filing of the NDA submission for the use of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening.
The Company is responsible for sales returns for products sold to domestic customers prior to both the Watson Transactions and the sale of STRIANT to Actient. Revenues from the sale of products to domestic customers were recorded at the time goods were shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees are not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized.  The Company evaluates its remaining provision for returns on a quarterly basis based on the rate of returns processed and adjusts the provision if its analysis indicates that the provision needs to be adjusted. The Company is not responsible for returns for international sales.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year.
An analysis of the reserve for sales returns follows:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of year	$1,429,598	$2,663,648

Provision:
Related to current period sales	—	52,487
Related to prior period sales	(100,000)	—
	(100,000)	52,487
Returns:
Related to current period sales	—	—
Related to prior period sales	(109,787)	(464,682)
	(109,787)	(464,682)
Balance at end of quarter	$1,219,811	$2,251,453

(5)	INVENTORIES:
Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$993,442	$1,244,119
Work in process	2,087,873	825,466
Finished goods	1,357,343	1,566,145
Total Inventories	$4,438,658	$3,635,730

(6)	NOTES PAYABLE:
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
The Company recorded original issue discounts of $6.3 million to the Notes based upon the fair value of warrants granted.  In addition, beneficial conversion features totaling $8.5 million were recorded as a discount to the Notes.  These discounts were amortized at an imputed rate over the term of the Notes.
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
The Warrants issued under the Note Purchase Agreements on July 2, 2011 are exercisable, subject to the limitations set forth therein, during the period commencing 180 days after and ending on the five year anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants.  The Warrants contained a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company had issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days after the Company's public announcement of the results of the PREGNANT study.  This resulted in the Warrants being recorded as a liability. The Company determined the fair value using the Black-Scholes model.  The Company recorded a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. The results of the PREGNANT study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes model to be $16,193,037 and reclassified to Capital in Excess of Par Value. These Warrants are no longer marked to market.

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
The following table shows selected information by geographic area:

	Net Revenues	Identifiable Assets
As of and for the six months ended June 30, 2012
United States	$3,844,861	$25,476,058
Switzerland	8,219,216	5,323,638
Other countries	—	4,316,364
Total	$12,064,077	$35,116,060
As of and for the six months ended June 30, 2011
United States	$24,705,931	$29,753,248
Switzerland	7,032,527	4,967,415
Other countries	—	926,572
Total	$31,738,458	$35,647,235

(8)	INCOME PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted income per common and common equivalent share is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
INCOME PER SHARE -Basic
NET INCOME	$6,897,203	$17,127,308	$1,942,810	$18,314,195
Less: Preferred stock dividends	(15,000)	(15,000)	(7,500)	(7,500)
NET INCOME APPLICABLE TO
COMMON STOCK	$6,882,203	$17,112,308	$1,935,310	$18,306,695

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,300,585	85,352,044	87,305,184	86,982,750

NET INCOME PER COMMON SHARE: Basic	$0.08	$0.20	$0.02	$0.21

INCOME PER SHARE -Diluted
NET INCOME APPLICABLE TO
COMMON STOCK	$6,882,203	$17,112,308	$1,935,310	$18,306,695
Add: Preferred stock dividends	—	15,000	—	7,500
Less: Fair value of stock warrants for dilutive warrants	(6,465,067)	—	(205,700)	(2,797,949)
NET INCOME APPLICABLE TO
DILUTIVE COMMON STOCK	$417,136	$17,127,308	$1,729,610	$15,516,246

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,300,585	85,352,044	87,305,184	86,982,750
Effect of dilutive securities
Dilutive stock awards	—	1,777,414	38,825	1,649,489
Dilutive warrants	—	577,859	—	5,840,869
Dilutive preferred share conversions	—	1,826,848	—	1,378,848
	—	4,182,121	38,825	8,869,206
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	87,300,585	89,534,165	87,344,009	95,851,956

NET INCOME PER COMMON SHARE: Diluted	$0.00	$0.19	$0.02	$0.16
Basic income per share is computed by dividing the net income plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during a period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock including selected restricted shares of Common Stock outstanding during the period.  Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of Common Stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an "as if converted" basis; the change in the fair value of the stock warrants recognized in the three and six months ended was subtracted from earnings to calculate net income applicable to dilutive common stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for the quarter was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.
Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to 17,021,453 and 13,333,244 for the six months ended June 30, 2012, and 2011, respectively but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to16,968,748 and 4,339,789 for the three months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, have added Watson Pharmaceuticals, Inc., and certain of its officers as defendants, and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Common Stock during the period from December 6, 2010 through January 20, 2012. The complaint alleges that the Company and certain of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that this action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

(10)	STOCK-BASED COMPENSATION:
The Company’s net income for the six months ended June 30, 2012 and June 30, 2011 included $0.5 million and $0.5 million, respectively, of stock based compensation expense. Stock based compensation for the six months ended June 30, 2012 included $48,187 related to the extension of the expiration periods of certain stock options due to the reduction in force.

	Six Months Ended June 30,
Stock Based Compensation	2012	2011
Cost of revenues	$10,039	$6,618
General and administrative	416,692	454,855
Research and development	61,250	42,910
Total	$487,981	$504,383
During the six months ended June 30, 2012, the Company granted 835,000 options to employees. During the six months ended June 30, 2012, 593,625 options expired unexercised.

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
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock is shown in the table below and is determined by using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the six months ended June 30, 2012, the Company recorded income as shown in the table below to adjust the value of the stock warrant liability to market as a result of the change in the stock price from December 31, 2011.

	June 30, 2012	December 31, 2011	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$1,703,779	$8,168,846	$6,465,067

	June 30, 2011	December 31, 2010	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$10,985,691	$8,725,508	$(2,260,183)
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
The fair value of accounts receivable and accounts payable approximate their carrying amount.

(12)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Net product revenues	$2,163,183	$938,340	$1,922,782	$511,560
Royalties	1,327,558	1,142,818	727,558	602,818
Amortization of deferred revenue	—	16,984,800	—	8,590,874
Milestone payment	—	5,000,000	—	5,000,000
Total net revenues	$3,490,741	$24,065,958	$2,650,340	$14,705,252

COST OF PRODUCT REVENUES
Cost of product revenues	1,966,333	817,488	1,747,809	429,355
Gross profit	$1,524,408	$23,248,470	$902,531	$14,275,897

Accounts receivable	$1,862,967	$6,540,972

Accounts payable	$43,504	$503,763

The Company has exceeded the cap of $7.0 million by $3.6 million for R&D spending on the PREGNANT study and related Preterm Birth NDA pursuant to the Watson Transactions and has recorded this amount as a reduction of R&D expenses. Watson has paid the Company for $3.6 million of these excess amounts. In the six months of 2012, Watson was invoiced and paid to the Company $0.4 million for reimbursable R&D expenses. There are no further expenses to be reimbursed by Watson.

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

Products:

Progesterone Products	-	CRINONE® 8% progesterone vaginal gel formerly marketed and sold by the Company, and now sold to Watson for resale in the U.S.

	-	CRINONE® 4% progesterone vaginal gel sold to Watson for resale in the U.S.

	-	CRINONE® 8% progesterone vaginal gel sold to Merck Serono for resale outside the U.S.

	-	PROCHIEVE® 8% progesterone vaginal gel formerly sold by the Company in the U.S.

	-	PROCHIEVE® 4% progesterone vaginal gel sold to Ascend Therapeutics, Inc. for resale in the U.S. pursuant to an agreement that terminated on July 23, 2010.

Other Products	-	STRIANT® testosterone buccal system marketed and sold by the Company in the U.S. until April 2011

	-	STRIANT® licensed in April 2011 to Actient Pharmaceuticals, LLC, for sale in the U.S.

	-	STRIANT® licensed to and sold by The Urology Company in the U.K.

	-	STRIANT® licensed to Invaron Pharmaceuticals for sale in Canada
Effective May 19, 2010, our license and supply agreement with Merck Serono S.A. (“Merck Serono”) for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
On July 2, 2010, under a Purchase and Collaboration Agreement between the Company and Watson (the “Purchase Agreement”), we sold to Watson substantially all of our progesterone related assets and 11.2 million shares (the "Shares") of common stock of the Company (“Common Stock”) for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. These transactions are referred to collectively as the “Watson Transactions” and are described more broadly in Note 2 of the Notes to the Condensed Consolidated Financial Statements. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III study designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening (the “PREGNANT study”), regulatory filings, receipt of regulatory approvals and product launches. Additionally, Watson agreed to fund the development of a next-generation vaginal Progesterone Product as part of a comprehensive life-cycle management strategy. On February 10, 2012, in connection with the second closing of the Watson Transactions, we transferred to Watson our New Drug Application (“NDA”) relating to the use of the progesterone vaginal gel 8% to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy.
On April 20, 2011, we entered into an asset purchase agreement and license agreement with Actient Pharmaceuticals, LLC (“Actient”) relating to the sale by us of certain assets and the licensing of certain intellectual property (related to the underlying progressive hydration technology for use in the treatment of hypogonadism and other indications related to low testosterone levels in men) relating to STRIANT in the United States. In connection with this transaction, we received a one-time payment of $3.1 million at closing and are entitled to certain royalties under the license agreement. In consideration of the rights granted under the license agreement, Actient will pay Columbia a royalty on Actient's net sales of STRIANT in the United States, its territories and possessions. No royalty is payable on net sales less than ten million dollars ($10,000,000) annually. A seven percent (7%) royalty is payable on sales between ten million dollars ($10,000,000) and twenty million dollars ($20,000,000) annually. A ten percent (10%) royalty is due on sales in excess of twenty million dollars ($20,000,000) annually. The royalty is reduced by fifty percent (50%) upon the expiration or other termination of the STRIANT patent and eliminated in the event of the launch of a generic product to STRIANT after the expiration or other termination of the STRIANT patent. No royalty is due after ten years from closing. This transaction is described in more detail in Note 3 to the Condensed Consolidated Financial Statements. Columbia's business now consists of its product manufacturing revenues, royalties and potential milestone payments, its collaboration with Watson on the development of next-generation Progesterone Products, and its novel bioadhesive drug delivery technologies and other products.
With the closing of the Watson Transactions, all Progesterone Products are marketed and sold in the U.S. by Watson. We manufacture and sell product to Watson at our cost plus 10%; these revenues are recorded within product revenues. In addition, we receive royalties equal to a minimum of 10% of annual net sales of these products for annual net sales up to $150 million, 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct manufacturing costs plus 20%. These revenues are recorded within product revenues.
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
On March 1, 2012, the Company announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. The Company recorded a severance charge of approximately $0.5 million in the first quarter of 2012, and expects to realize annual savings of over $1.5 million from reductions in salaries, bonuses and benefits. The reduction impacts R&D and general administrative positions. Columbia's remaining staff continues to focus on the future course of Columbia's business, executing its public reporting obligations, management of its supply chain, and its role on the Joint Development Committee with Watson for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with premature cervical shortening.
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
From July 2010 through June 2011, the Company recorded the amortization of the deferred revenue recognized as a result of the completion of the Watson Transactions, which amount totaled approximately $34 million. The Company historically charged our United States operations all selling and distribution expenses that supported our marketing, sales and distribution efforts. From the fourth quarter of 2010 until the sale of STRIANT to Actient in April 2011, only distribution costs related to STRIANT were included in selling and distribution costs. Going forward, there will be no such costs. R&D expenses are charged to our U.S. operations for product development, which principally supports new products. In addition, the majority of our general and administrative expenses represents the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our U.S. operations. Amortization on these rights ceased with the closing of the Watson Transactions. As a result, we have historically shown a loss from our U.S. operations that has been significantly greater than, and has offset, the profits from our foreign operations.
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
In April 2011, we filed a new drug application (“NDA”) (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs (the "Committee") in January 2012. While Committee members generally agreed that progesterone vaginal gel 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Watson our pending NDA for the preterm birth indication pursuant to the second closing of the Watson Transactions. On February 24, 2012, Watson announced that it had received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle was complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. Watson continues to work with the FDA to determine if there is a viable path forward for this application.
On March 13, 2012, we announced that we engaged Cowen and Company, LLC, as the Company's independent financial advisor to assist the Company with its stated goal to evaluate possible strategic transactions. There can be no assurances as to whether any particular strategic transaction will be recommended by our board of directors. The Company does not intend to disclose developments with respect to the progress of its evaluation of any strategic alternatives until such time as our Board of Directors has approved a transaction or otherwise deems disclosure appropriate.
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
The Company is monitoring the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

Results of Operations - Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

		Percentage Inc./(Dec.) from prior year
	June 30, 2012		June 30, 2011
Net product revenues	$10,480,461	25%	$8,407,029
Royalties	1,514,588	18%	1,287,532
Other revenues	69,028	(100)%	22,043,897
Total net revenues	$12,064,077	(62)%	$31,738,458

Cost of product revenues	$6,468,832		$5,036,926

Total gross profit	$5,595,245		$26,701,532

Total gross profit
as a % of total net revenues	46%		84%
Total product gross profit
as a % of net product revenues	38%		40%

Total net revenues in the six months ended June 30, 2012 were $12.1 million as compared to $31.7 million in the six months ended June 30, 2011.  Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2011, sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (in 2011, primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues were $10.5 million in the six months ended June 30, 2012 as compared to $8.4 million in the six months ended June 30, 2011.  This increase reflects higher revenues over last year for both Watson and Merck Serono. In the case of Merck Serono, the higher revenues are primarily related to shipments to countries with higher market prices with a single digit increase in volume. Higher revenues for Watson reflect a 64% increase in volumes coupled with higher pricing related to the cost of the repackaging of batches previously meant for the anticipated launch of the preterm birth indication. The increases are slightly offset by the absence of STRIANT net product revenues as a result of the April 2011 sale to Actient.
Royalty revenues were $1.5 million in the six months ended June 30, 2012 as compared with $1.3 million in the six months ended June 30, 2011 as a result of royalty revenues from Watson on Progesterone Products sold by Watson.
Other revenues in the six months ended June 30, 2012 were $0.1 million as compared to $22.0 million in the six months ended June 30, 2011, due primarily to the amortization of $22.0 million in deferred revenue recognized from the sale of assets to Watson recorded in 2011 and the $5.0 million milestone payment made pursuant to the Purchase Agreement for the acceptance for filing of the preterm birth NDA by the FDA. The Company amortized $34.0 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for progesterone vaginal gel 8% in the preterm birth indication.
Gross profit decreased $21.1 million from $26.7 million in the six months ended June 30, 2011 to $5.6 million for the six months ended June 30, 2012 primarily as a result of the recognition of the amortization of the deferred revenue resulting from the Watson Transactions in the six months ended June 30, 2011.  Gross margin as a percentage of total net revenues was lower at 46% for the six months ended June 30, 2012 compared with 84% in the same period in 2011, primarily related to the absence of the amortization as discussed above.  The gross margin as a percentage of net product revenues in the six months ended June 30, 2012 was 38% compared with 40% in the same period in 2011. The lower profit margin in 2012 as compared with 2011 is a result of a reserve for inventory in the amount of $0.8 million which did not meet specifications in 2012.
There were no selling and distribution expenses in the six months ended June 30, 2012, as compared to $0.1 million in the six months ended June 30, 2011, reflecting the sale of STRIANT in April 2011.
General and administrative expenses were $4.5 million in the six months ended June 30, 2012, as compared to $4.9 million in the six months ended June 30, 2011.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. The decrease in expenses from 2011 was primarily attributable to lower professional fees for accounting and legal offset by $0.3 million in severance costs related to the workforce reduction announced in March 2012.
Research and development expenses were $0.7 million in the six months ended June 30, 2012, as compared to $1.9 million in the six months ended June 30, 2011.  Research and development expenses typically include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the first half of 2012 are lower than the same period in 2011 due to the residual expenses that were our responsibility up to the $7.0 million cap for research and development spending on the PREGNANT study in 2011. We incurred the full $7.0 million for research and development spending on the PREGNANT study and related NDA submission for which we were responsible under the Watson Transactions with expenses in excess of that amount being the responsibility of Watson. Also contributing to the first half of 2012 expense was the recognition of $0.2 million in severance costs related to the workforce reduction announced in March 2012, offset by $0.4 million in reimbursable costs that were credited to research and development expense during the six months ended June 30, 2012.
There were no other expenses in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 in which the Company recognized a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient.
Other income/expense amounted to income of $6.5 million for the six months ended June 30, 2012, compared to expense of $5.3 million over the same period in 2011, consisting primarily of the recognition of the $6.5 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from December 31, 2011.  Other income/expense for the six months ended June 30, 2011 amounted to $5.3 million, consisting primarily of expenses related to the recognition of the change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement ($2.7 million) and the October 2009 stock issuance ($2.3 million) resulting from the increase in stock price from December 31, 2010.
As a result, the net income for the six months ended June 30, 2012 was $6.9 million, or $0.08 per basic and $0.00 per diluted share, as compared to net income for the six months ended June 30, 2011 of $17.1 million, or $0.20 per basic and $0.19 per diluted share.
Results of Operations - Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011

		Percentage Inc./(Dec.) from prior year
	June 30, 2012		June 30, 2011
Net product revenues	$7,361,829	49%	$4,942,085
Royalties	834,211	21%	686,719
Other revenues	34,496	(100)%	13,615,315
Total net revenues	$8,230,536	(57)%	$19,244,119

Cost of product revenues	$4,465,846		$3,002,088

Total gross profit	$3,764,690		$16,242,031

Total gross profit
as a % of total net revenues	46%		84%
Total product gross profit
as a % of net product revenues	39%		39%
Total net revenues in the three months ended June 30, 2012 were $8.2 million as compared to $19.2 million in the three months ended June 30, 2011.   Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2011, sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (in 2011, primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues were $7.4 million in the three months ended June 30, 2012 as compared to $4.9 million in the three months ended June 30, 2011.  This increase reflects higher revenues over last year for both Watson and Merck Serono. In the case of Merck Serono, the 25% higher revenues are primarily related to shipments to countries with higher market prices. A nearly three-fold increase in product revenues from Watson reflects a 45% increase in volumes coupled with higher pricing related to the cost of the repackaging of batches previously meant for the anticipated launch of the preterm birth indication.
Royalty revenues were $0.8 million in the three months ended June 30, 2012 as compared with $0.7 million in the three months ended June 30, 2011 as a result of higher royalty revenues from Watson on Progesterone Products sold by Watson.
There were no other revenues in the three months ended June 30, 2012 as compared to $13.6 million in the three months ended June 30, 2011, due to the amortization of $8.6 million in deferred revenue recognized from the sale of assets to Watson recorded in 2011 and the $5 million milestone payment received from Watson under the Purchase Agreement for the acceptance for filing of the preterm birth NDA by the FDA. The Company amortized $34.0 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for progesterone vaginal gel 8% in the preterm birth indication.
Gross profit decreased $12.5 million from $16.2 million in the three months ended June 30, 2011 to $3.8 million for the three months ended June 30, 2012, primarily as a result of the recognition of the amortization of the deferred revenue and the milestone payment under the Purchase Agreement resulting from the Watson Transactions in the three months ended June 30, 2011.  Gross margin as a percentage of total net revenues was lower at 46% for the three months ended June 30, 2012 compared with 84% in the same period in 2011, primarily related to the absence of the amortization as discussed above.  The gross profit percentage on net product revenues in the three months ended June 30, 2012 remained the same at 39% compared with the same period in 2011. While the gross profit percentage did not change from the previous year, higher margins as a result of a favorable pricing mix for Merck Serono in the second quarter of 2012 were offset by a reserve for inventory in the amount of $0.3 million which did not meet specifications.
There were no selling and distribution expenses in the three months ended June 30, 2012 or June 30, 2011.
General and administrative expenses were $1.9 million in the three months ended June 30, 2012, as compared to $2.5 million in the three months ended June 30, 2011.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. The decrease in expenses from 2011 was primarily attributable to lower professional fees for accounting and legal and lower personnel costs related to the workforce reduction announced in March 2012. Research and development expenses were $0.2 million in the three months ended June 30, 2012, as compared to $0.5 million in the three months ended June 30, 2011.
  Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the second quarter of 2012 were lower than in the second quarter of 2011 due to lower personnel costs related to the workforce reduction announced in March 2012 and lower project expenses.
There were no other expenses in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 in which the Company recognized a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient.
Other income/expense amounted to income of $0.3 million for the three months ended June 30, 2012, compared to income of $2.6 million for the same period in 2011, consisting primarily of the recognition of the $0.2 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from March 31, 2012.  Other income/expense for the three months ended June 30, 2011 amounted to $2.6 million, consisting primarily of $2.8 million in income related to the recognition of change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from March 31, 2011.
As a result, the net income for the three months ended June 30, 2012 was $1.9 million, or $0.02 per basic and diluted share, as compared to net income for the three months ended June 30, 2011 of $18.3 million, or $0.21 per basic and $0.16 per diluted share.

Liquidity and Capital Resources
Cash and cash equivalents were $7.7 million and $10.1 million at June 30, 2012 and December 31, 2011, respectively.  In addition, short term investments were $15.2 million and $15.0 million at June 30, 2012 and December 31, 2011, respectively. The Company believes its cash, cash equivalents and short term investments of $23.0 million will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Six Months Ended June 30,
	2012	2011
Cash flows:
Operating activities:
Net income	$6,897,203	$17,127,308
Non-cash charges	(5,120,402)	(13,786,663)
Net cash income	1,776,801	3,340,645
Change in working capital	(3,120,470)	(8,863,913)
Operating activities	(1,343,669)	(5,523,268)

Investing activities
Purchase of property and equipment	(1,044,871)	(625,344)
Proceeds from sale of STRIANT	—	3,100,000
Investing activities	(1,044,871)	2,474,656

Financing activities
Proceeds from exercise of stock options	—	2,641,951
Proceeds from exercise of warrants	—	653,299
All other financing activities	(15,000)	(140,381)
Financing activities	(15,000)	3,154,869
Effect of exchange rate changes on cash	6,195	23,544
NET (DECREASE) INCREASE IN CASH	$(2,397,345)	$129,801
Operating Activities:
Net cash used in operating activities for the six months ended June 30, 2012 was $1.3 million and resulted primarily from $1.8 million in net operating income after applying non-cash charges and increases in working capital of $3.1 million.  The net income of $6.9 million in the first six months of 2012 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, stock-based compensation, write-off of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $5.1 million, resulting in a net cash income of $1.8 million.  Accounts receivable decreased by $0.2 million from December 31, 2011. Inventories grew by $1.4 million during the period to meet customer orders and prepare for the potential launch of progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. Portions of the potential launch inventories are now being re-worked to support CRINONE sales. Accounts payable decreased by $1.3 million. Other accrued expenses decreased by $0.7 million, mainly related to the payment of bonuses in the first quarter of 2012.
Net cash used in operating activities for the six months ended June 30, 2011 was $5.5 million and resulted primarily from $3.3 million in net operating income after applying non-cash charges and increases in working capital of $8.9 million.  The net income of $17.1 million in the first six months of 2011 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, gain on the sale of STRIANT, stock-based compensation, write-down of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $13.8 million, resulting in a net cash income of $3.3 million.  Accounts receivable increased by $4.9 million from December 31, 2010, primarily related to the accrual for the $5.0 million milestone payment from Watson under the Purchase Agreement.  Inventories grew by $0.5 million during the period to meet customer orders. Accounts payable decreased by $2.1 million due primarily to the $1.8 million payment for the Bio-Mimetics settlement coupled with payments related to completion of the PREGNANT

Study.  Other accrued expenses decreased by $0.9 million, mainly related to the payment of bonuses in the first quarter of 2011.
Investing activities:
Net cash used in investing activities was $1.0 million in the six months ended June 30, 2012 and net cash provided by investing activities was $2.5 million in the six months ended June 30, 2011. During the first half of 2012, investing activities included investments of $1.0 million to complete the increased manufacturing capacity primarily to ensure the Company's ability to meet Watson's forecasts for the anticipated launch of progesterone vaginal gel 8% and facility improvements to ensure compliant manufacturing operations. Net cash used in investing activities in the six months ended June 30, 2011 included proceeds from the sale of STRIANT of $3.1 million and investments of $0.6 million to increase the manufacturing capacity and facility improvements mentioned above.
Financing Activities:
In the six months ended June 30, 2012, there was no net cash provided by financing activities. Net cash provided by financing activities in the six months ended June 30, 2011 was $3.2 million, consisting of $2.6 million of proceeds from the exercise of employee stock options and $0.7 million of proceeds from the exercise of warrants offset by the related purchase of treasury stock of $0.1 million. As of June 30, 2012, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $27.3 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to the Company.  Options and warrants outstanding at June 30, 2012 were 5,053,340 and 9,893,455, respectively; however, there can be no assurance that any such options or warrants will be exercised.  As of June 30, 2011, 1,685,014 employee stock options were exercised and 4,206,545 warrants were exercised. The aggregate intrinsic value of exercisable options and warrants was $0.0 million and $0.0 million at each period ended June 30, 2012 and June 30, 2011, respectively.
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
Critical Accounting Policies and Estimates
The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note 4 of the consolidated financial statements included in Item 15 of the 2011 Annual Report , beginning on page F-13.  Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.
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
ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2011, 2010 and 2009, were $814,520, $2,800,256 and $1,749,228, respectively, which consisted primarily of stock-based compensation expense related to employee stock options.
During the first six months of 2012, there were 835,000 options granted.

	Six Months Ended June 30,
	2012	2011
Risk free interest rate	0.82%	2.12%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	105.72%	92.7%
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
The fair value of the short term investments are determined based on quoted market prices on the balance sheet date and are classified as a level 1 investment. The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock is shown in the table below and is determined by using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the six months ended June 30, 2012, the Company recorded income of $6,465,067 to adjust the value of the stock warrant liability to market.

	June 30, 2012	December 31, 2011	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$1,703,779	$8,168,846	$6,465,067

	June 30, 2011	December 31, 2010	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$10,985,691	$8,725,508	$(2,260,183)
The estimated fair value of the Company's contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if the Company issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Watson Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010.  It was adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT study were announced in December 2010, and on January 20, 2011, when the contingent purchase rights on the Warrants expired, The Company recorded expense to adjust the value of the redeemable warrants to market on January 20, 2011 determined under the Black-Scholes option pricing model as a result of the change in the stock price from December 31, 2011 and reclassified to Capital in Excess of Par Value. These Warrants will no longer be marked to market.
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
Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE by Watson in the United States; the successful marketing of CRINONE 8% by Merck Serono outside the United States; Watson's and Merck Serono's continued desire to develop progesterone vaginal gel 8% for the preterm birth indication in the U.S. and rest of the world, respectively; Columbia's ability to timely regain compliance with the Nasdaq minimum closing bid price rule; Watson's success in obtaining timely approval, if any, of an NDA by the FDA for progesterone vaginal gel 8% for the preterm birth indication; Merck Serono's success in obtaining timely marketing approvals, if any, of progesterone vaginal gel 8% for the preterm birth indication in countries outside the U.S.; the timing and level of success of a future product launch for the preterm birth indication, if any; successful development of a next-generation vaginal progesterone product; difficulties or delays in manufacturing; the availability and pricing of third-party source products and materials; successful compliance with FDA and other governmental regulations applicable to manufacturing facilities, products and/or businesses; changes in the laws and regulations, including Medicaid; the ability to obtain and enforce patents and other intellectual property rights; ; the timely and successful negotiation of partnerships or other transactions; the impact of competitive products and pricing; the evaluation of potential strategic transactions; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in Columbia’s reports filed with the SEC. All forward-looking statements contained herein are neither promises nor guarantees.  Columbia does not undertake any responsibility to revise or update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company does not believe that it has material exposure to market rate risk.  The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.
Expenditures, primarily related to manufacturing for the six months ended June 30, 2012 were approximately $0.6 million less than they would have been if the average 2011 exchange rates had been in effect in 2012.
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
Based on their evaluation at June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, have added Watson Pharmaceuticals, Inc., and certain of its officers as defendants, and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Common Stock during the period from December 6, 2010 through January 20, 2012. The complaint alleges that the Company and certain of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that this action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

Item 1A.    Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the 2011 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits

(a)	Exhibits

10.1	Agreement, dated July 24, 2012, of the Company and Scientelle LLC for an exclusive transferable worldwide license for certain of the Company's patents and know how (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	XBRL instance documents

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 26, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COLUMBIA LABORATORIES, INC.
/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer) DATE:  August 7, 2012