Form 10-Q
period 2012-09-30
COLUMBIA LABORATORIES INC
filed 2012-11-08
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of November 8, 2012: 87,507,333.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia” “we,” “us,” “our” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $5,715,302 in 2012 and $5,215,349 in 2011 is interest bearing	$10,185,582	$10,114,163
Short term investments	15,379,011	15,023,999
Accounts receivable, net of allowances for doubtful accounts of $100,000 in 2012 and 2011 (including amounts from related party: 2012 - $1,622,278; 2011 - $1,760,304)	4,866,249	4,695,410
Inventories	3,706,702	3,635,730
Prepaid expenses and other current assets	503,731	667,927
Total current assets	34,641,275	34,137,229
Property and equipment, net	2,019,996	1,481,071
Other assets	38,878	464,286
TOTAL ASSETS	$36,700,149	$36,082,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (including amounts due to related party: 2012 - $17,313; 2011 - $503,763)	$2,183,304	$3,526,171
Accrued expenses	2,431,629	3,016,596
Series C redeemable preferred shares	550,000	600,000
Deferred revenue	—	93,750
Total current liabilities	5,164,933	7,236,517
Deferred revenue	36,760	46,416
Common stock warrant liability	2,769,277	8,168,846
TOTAL LIABILITIES	7,970,970	15,451,779
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 authorized; 87,543,781and 87,367,313 shares issued in 2012 and 2011, respectively	875,437	873,673
Capital in excess of par value	278,695,861	278,060,138
Less cost of 36,448 treasury shares	(125,381)	(125,381)
Accumulated deficit	(250,996,822)	(258,282,753)
Accumulated other comprehensive income	279,856	104,902
Shareholders' equity	28,729,179	20,630,807
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,700,149	$36,082,586
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Net product revenues (including amounts from related party:
nine months 2012 - $3,590,073; 2011 - $1,513,296
three months 2012 - $1,426,890; 2011 - $574,956)	$16,101,350	$12,536,141	$5,620,889	$4,129,112
Royalties (including amounts from related party:
nine months 2012 - $2,232,397; 2011 - $1,845,154
three months 2012 - $904,839; 2011 - $702,336)	2,532,197	2,070,226	1,017,609	782,694
Other revenues (including amounts from related party:
nine months 2012 - $0; 2011 - $21,974,383
three months 2012 - $0; 2011 - $0 )	103,568	22,078,785	34,540	34,888
Total net revenues	18,737,115	36,685,152	6,673,038	4,946,694
COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related party:
nine months 2012 - $3,263,376; 2011 - $1,453,720
three months 2012 - $1,297,043; 2011 - $636,232)	9,655,624	8,161,210	3,186,792	3,124,284
Gross profit	9,081,491	28,523,942	3,486,246	1,822,410
OPERATING EXPENSES:
Selling and distribution	—	87,669	—	—
General and administrative	6,376,561	6,765,420	1,901,880	1,908,616
Research and development (net of reimbursement from related party:
nine months 2012 - $435,199; 2011 - $2,690,163
three months 2012 - $3,092; 2011 - $474,987)	856,545	2,362,434	143,795	508,884
Net gain on U.S. sale of STRIANT	—	(2,533,127)	—	—
Total operating expenses	7,233,106	6,682,396	2,045,675	2,417,500
Income (loss) from operations	1,848,385	21,841,546	1,440,571	(595,090)
OTHER INCOME (EXPENSE):
Interest income	181,084	36,395	58,339	31,868
Interest expense	(22,459)	(11,663)	(22,459)	(3,887)
Change in fair value of redeemable warrants	—	(2,721,205)	—	—
Change in fair value of stock warrants	5,399,569	2,790,337	(1,065,498)	5,050,520
Other, net	(115,629)	(353,151)	(19,882)	(32,964)
Total other income (expense)	5,442,565	(259,287)	(1,049,500)	5,045,537
Income before taxes	7,290,950	21,582,259	391,071	4,450,447
Provision for income taxes	(5,018)	(37,710)	(2,342)	(33,206)
NET INCOME	$7,285,932	$21,544,549	$388,729	$4,417,241
NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.25	$0.00	$0.05
Diluted	$0.02	$0.20	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	87,310,752	85,998,197	87,330,865	87,269,433
Diluted	88,451,364	92,561,710	88,542,827	89,240,246
See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$7,285,932	$21,544,549	$388,729	$4,417,241
Other comprehensive income (loss):
Foreign currency translation	(247)	(10,356)	3,195	(15,586)
Unrealized gain (loss) on short term investments	175,201	(43,078)	79,313	(43,078)
COMPREHENSIVE INCOME	$7,460,886	$21,491,115	$471,237	$4,358,577

See notes to condensed consolidated financial statements

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,285,932	$21,544,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	440,779	120,646
Gain on sale of STRIANT	—	(2,533,127)
Change in value of redeemable warrants	—	2,721,205
Change in value of stock warrants	(5,399,569)	(2,790,337)
Recognition of deferred income	—	(16,924,568)
Provision for sales returns	(222,764)	358,287
Writeoff of accounts receivable	—	7,616
Writeoff of inventories	867,316	58,612
Share-based compensation	637,487	649,658
Loss on disposal of fixed assets	6,225	3,780
Changes in assets and liabilities-
(Increase) decrease in:
Accounts receivable	(170,839)	1,033,654
Inventories	(938,288)	(1,103,674)
Prepaid expenses and other current assets	164,196	(167,256)
Other assets	425,408	19,835
Decrease in:
Accounts payable	(1,342,867)	(2,487,095)
Other accrued expenses	(397,590)	(1,247,092)
Deferred revenue	(103,406)	(154,187)
Net cash provided by (used in) operating activities	1,252,020	(889,494)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(985,930)	(631,031)
Additions to short term investments	(179,811)	(15,031,406)
Proceeds from sale of STRIANT	—	3,100,000
Net cash (used in) investing activities	(1,165,741)	(12,562,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series C Convertible Preferred Stock	(50,000)	—
Proceeds from exercise of stock options	—	2,641,950
Proceeds from exercise of warrants	—	653,299
Payments for purchase of treasury stock	—	(125,381)
Dividends paid	—	(22,500)
Net cash (used in) provided by financing activities	(50,000)	3,147,368

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35,140	1,049
NET INCREASE (DECREASE) IN CASH	71,419	(10,303,514)
CASH, BEGINNING OF PERIOD	10,114,163	21,630,979
CASH, END OF PERIOD	$10,185,582	$11,327,465

SUPPLEMENTAL INFORMATION
Taxes paid	$52,728	$199,775
NON-CASH FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par value	$—	$16,193,037
Retirement of warrant liability	$—	$561,398
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
Certain reclassifications were made to conform prior amounts to current presentation.  Specifically, at December 31, 2011, the Series C Redeemable preferred stock in the amount of $600,000 was reclassified to current liabilities.

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
Watson paid the Company $47 million in cash, forgave $15 million in debt, and assumed certain liabilities associated with the Purchased Assets. The Watson Transactions allow for certain milestone payments that can be earned by the successful completion of clinical development milestones in the Company's Phase III study designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with premature cervical shortening (the “PREGNANT study”), regulatory filings, receipt of regulatory approvals and product launches. Watson makes royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products provided, however, that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Watson commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Watson or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase and Collaboration Agreement, dated as of March 3, 2010, between the Company and Watson (the “Purchase Agreement”), in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country. The Company and Watson are collaborating with respect to the development of Progesterone Products. In connection therewith, the parties established a Joint Development Committee to oversee and supervise all development activities. The Company was responsible for completing the PREGNANT study and is responsible for such other activities as determined by the Joint Development Committee.  The Company was responsible for the costs of the preparation, filing and approval process of the new drug application (“NDA”) in the preterm birth indication with the Food and Drug Administration (“FDA”) up to a maximum of $7.0 million incurred after January 1, 2010. All subsequent development costs incurred in connection with the development collaboration were paid by Watson. From January 1, 2010 through September 30, 2012, the Company spent $10.6 million in costs related to the PREGNANT study and the related NDA, $3.6 million of which have been reimbursed by Watson, including $0.4 million in reimbursable costs which were recognized as a credit to research and development (“R&D”) expense for the nine months ended September 30, 2012. On February 10, 2012, the Company transferred to Watson NDA 22-139 (as defined below) pursuant to the second closing of the Watson Transactions.
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
On October 26, 2012, it was confirmed that the FDA has denied Watson's Formal Dispute Resolution Request (FDRR) related to its New Drug Application (NDA 22-139) for Prochieve for the prevention of preterm birth in women with a short cervical length. Watson filed its FDRR in August of 2012.

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
Sales to Merck-Serono are recorded at the greater of cost plus 20% or 30% of Merck Serono's net selling price on a country-by-country basis. The Company estimates net selling prices based on historical experience and other current information from Merck Serono; the amounts are reconciled on a quarterly basis when information is received from Merck-Serono.  In the quarter ended September 30, 2012, the Company recognized an additional $410,000 of revenue to true-up sales prices for Merck-Serono sales in the prior quarter.
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
An analysis of the reserve for sales returns follows:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$1,429,598	$2,663,648

Provision:
Related to current period sales	—	52,487
Related to prior period sales	(222,764)	305,800
	(222,764)	358,287
Returns:
Related to current period sales	—	—
Related to prior period sales	(124,270)	(1,093,307)
	(124,270)	(1,093,307)
Balance at end of quarter	$1,082,564	$1,928,628
In the nine months ended September 30, 2012, the Company evaluated the residual reserve balance for lots that can no longer be returned and determined that there was an excess reserve of $222,764 and an adjustment to net product revenues, was made accordingly.

(5)	INVENTORIES:
Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$682,177	$1,244,119
Work in process	1,975,518	825,466
Finished goods	1,049,007	1,566,145
Total Inventories	$3,706,702	$3,635,730

(6)	NOTES PAYABLE:
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
The following table shows selected information by geographic area:

	Net Revenues	Identifiable Assets
As of and for the nine months ended September 30, 2012
United States	$6,443,375	$28,087,985
Switzerland	12,293,740	4,934,873
Other countries	—	3,677,291
Total	$18,737,115	$36,700,149
As of and for the nine months ended September 30, 2011
United States	$26,094,314	$28,748,775
Switzerland	10,590,838	3,428,553
Other countries	—	2,457,273
Total	$36,685,152	$34,634,601

(8)	INCOME PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted income per common and common equivalent share is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
INCOME PER SHARE -Basic
NET INCOME	$7,285,932	$21,544,549	$388,729	$4,417,241
Less: Preferred stock dividends	—	(22,500)	—	(7,500)
NET INCOME APPLICABLE TO
COMMON STOCK	$7,285,932	$21,522,049	$388,729	$4,409,741

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,310,752	85,998,197	87,330,865	87,269,433

NET INCOME PER COMMON SHARE: Basic	$0.08	$0.25	$—	$0.05

INCOME PER SHARE -Diluted
NET INCOME APPLICABLE TO
COMMON STOCK	$7,285,932	$21,522,049	$388,729	$4,409,741
Add: Preferred stock dividends	—	22,500	—	—
Less: Fair value of stock warrants for dilutive warrants	(5,399,569)	(2,790,337)	—	(5,050,520)
NET INCOME APPLICABLE TO
DILUTIVE COMMON STOCK	$1,886,363	$18,754,212	$388,729	$(640,779)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,310,752	85,998,197	87,330,865	87,269,433
Effect of dilutive securities
Dilutive stock awards	1,012	1,503,743	72,362	—
Dilutive warrants	—	3,024,798	—	1,970,813
Dilutive preferred share conversions	1,139,600	2,034,972	1,139,600	—
	1,140,612	6,563,513	1,211,962	1,970,813
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	88,451,364	92,561,710	88,542,827	89,240,246

NET INCOME PER COMMON SHARE: Diluted	$0.02	$0.20	$0.00	$(0.01)
Basic income per share is computed by dividing the net income plus preferred dividends by the weighted-average number of shares of Common Stock outstanding during a period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock including selected restricted shares of Common Stock outstanding during the period.  Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of Common Stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an "as if converted" basis; the change in the fair value of the stock warrants recognized in the three and nine months ended was subtracted from earnings to calculate net income applicable to dilutive common stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for the quarter was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.
Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to 15,582,548 and 17,344,134 for the nine months ended September 30, 2012, and 2011, respectively but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to 15,406,081 and 4,339,789 for the three months ended September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

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
The Company’s net income for the nine months ended September 30, 2012 and September 30, 2011 included $0.6 million and $0.6 million, respectively, of stock based compensation expense. Stock based compensation for the nine months ended September 30, 2012 included $48,187 related to the extension of the expiration periods of certain stock options due to the reduction in force.

	Nine Months Ended September 30,
Stock Based Compensation	2012	2011
Cost of revenues	$14,400	$9,422
General and administrative	544,895	578,936
Research and development	78,192	61,300
Total	$637,487	$649,658
During the nine months ended September 30, 2012, the Company granted 835,000 options to employees. During the nine months ended September 30, 2012, 593,625 options expired unexercised.

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
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock is shown in the table below and is determined by using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the nine months ended September 30, 2012, the Company recorded income as shown in the table below to adjust the value of the stock warrant liability to market as a result of the change in the stock price from December 31, 2011.

	September 30, 2012	December 31, 2011	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$2,769,277	$8,168,846	$5,399,569

	September 30, 2011	December 31, 2010	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$5,935,171	$9,286,906	$2,790,337
During the nine months ended September 30, 2011, the Company recorded the retirement of a warrant liability in the amount of $561,398.
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
The fair value of accounts receivable and accounts payable approximate their carrying amount.

(12)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Watson.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Net product revenues	$3,590,073	$1,513,296	$1,426,890	$574,956
Royalties	2,232,397	1,845,154	904,839	702,336
Amortization of deferred revenue	—	16,974,383	—	—
Milestone payment	—	5,000,000	—	—
Total net revenues	$5,822,470	$25,332,833	$2,331,729	$1,277,292

COST OF PRODUCT REVENUES
Cost of product revenues	3,263,376	1,453,720	1,297,043	636,232
Gross profit	$2,559,094	$23,879,113	$1,034,686	$641,060

Accounts receivable	$1,622,278	$932,052

Accounts payable	$17,313	$83,792

The Company has exceeded the cap of $7.0 million by $3.6 million for R&D spending on the PREGNANT study and related Preterm Birth NDA pursuant to the Watson Transactions and has recorded this amount as a reduction of R&D expenses. Watson has paid the Company for $3.6 million of these excess amounts. In the nine months of 2012, Watson was invoiced and paid to the Company $0.4 million for reimbursable R&D expenses. There are no further expenses to be reimbursed by Watson.

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
In October 2012, the American College of Obstetricians and Gynecologists issued Practice Bulletin 130, in which vaginal progesterone is recommended as a management option to reduce the risk of preterm birth in asymptomatic women with a singleton gestation without a prior preterm birth with an incidentally identified short cervical length ≤20mm before or at 24 weeks of gestation.
On October 26, 2012, it was confirmed that the FDA has denied Watson's Formal Dispute Resolution Request (FDRR) related to its New Drug Application (NDA 22-139) for Prochieve for the prevention of preterm birth in women with a short cervical length. Watson filed its FDRR in August of 2012.
Workforce Reduction
On March 1, 2012, the Company announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. The Company recorded a severance charge of approximately $0.5 million in the first quarter of 2012, and expects to realize annual savings of over $1.5 million from reductions in salaries, bonuses and benefits. The reduction impacts R&D and general administrative positions. Columbia's remaining staff focuses its efforts on supporting its customers through existing product supply agreements, assuring compliance with all financial reporting requirements and evaluating strategic options for the Company.
Business Development Activities
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
Nasdaq Listing
On September 6, 2012, we received a letter from the Nasdaq Stock Market indicating that the Company had regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Listing Rule 5450(a)(1) (the “Rule”). The notice stated that the closing bid price of the Company's Common Stock had been at $1.00 per share or greater for the previous ten consecutive business days.
On October 24, 2012, we again received a letter from the Nasdaq Stock Market indicating that the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in the Rule. The notice stated that the bid price of the Company's Common Stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The Nasdaq notice has no immediate effect on the listing of the Company's Common Stock.
In accordance with Nasdaq rules, the Company has 180 calendar days to regain compliance with the Rule. If at any time before April 23, 2013, the bid price of Columbia's Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has regained compliance with the Rule.
In the event the Company does not regain compliance with the Rule prior to April 23, 2013, Nasdaq will notify the Company that its securities are subject to delisting. However, the Company may be eligible for additional time. To qualify, the Company may apply to transfer the listing of its Common Stock to the Nasdaq Capital Market if it satisfies all criteria for initial listing on the Nasdaq Capital Market, other than compliance with the minimum bid price requirement. If such application to the Nasdaq Capital Market is approved, then the Company may be eligible for an additional grace period.
The Company is considering actions that it may take in response to this notification in order to regain compliance with the continued listing requirements.

Results of Operations - Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

		Percentage Inc./(Dec.) from prior year
	September 30, 2012		September 30, 2011
Net product revenues	$16,101,350	28%	$12,536,141
Royalties	2,532,197	22%	2,070,226
Other revenues	103,568	(100)%	22,078,785
Total net revenues	$18,737,115	(49)%	$36,685,152

Cost of product revenues	$9,655,624		$8,161,210

Total gross profit	$9,081,491		$28,523,942

Total gross profit
as a % of total net revenues	48%		78%
Total product gross profit
as a % of net product revenues	40%		35%

Total net revenues in the nine months ended September 30, 2012 were $18.7 million as compared to $36.7 million in the nine months ended September 30, 2011.  Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2011, sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues (in 2011, primarily amortization of the deferred revenue and milestone payments from the Watson Transactions).
Total net product revenues were $16.1 million in the nine months ended September 30, 2012 as compared to $12.5 million in the nine months ended September 30, 2011.  This increase reflects higher revenues over last year for both Watson and Merck Serono. In the case of Merck Serono, the higher revenues are primarily related to shipments to countries with higher net selling prices with a small single digit decrease in volume. Higher revenues for Watson reflect a 45% increase in volume coupled with higher pricing related to the cost of repackaging batches previously meant for the anticipated launch of the preterm birth indication. In addition, a favorable adjustment of $0.2 million was made to net product revenues, reflecting the reversal of a reserve for sales returns. These increases are slightly offset by the absence of STRIANT net product revenues as a result of the April 2011 sale to Actient.
Royalty revenues were $2.5 million in the nine months ended September 30, 2012 as compared with $2.1 million in the nine months ended September 30, 2011 as a result of royalties on higher revenues from Watson on Progesterone Products sold by Watson.
Other revenues in the nine months ended September 30, 2012 were $0.1 million as compared to $22.1 million in the nine months ended September 30, 2011, due primarily to the amortization of $22.1 million in deferred revenue recognized from the sale of assets to Watson recorded in 2011 and the $5.0 million milestone payment made pursuant to the Purchase Agreement for the acceptance for filing of the preterm birth NDA by the FDA. The Company amortized $34.0 million in deferred gains over four quarters from July 2, 2010 through June 30, 2011, representing the estimated remaining development period for progesterone vaginal gel 8% in the preterm birth indication.
Gross profit decreased $19.4 million from $28.5 million in the nine months ended September 30, 2011 to $9.1 million for the nine months ended September 30, 2012, primarily as a result of the recognition of the amortization of the deferred revenue resulting from the Watson Transactions in the nine months ended September 30, 2011.  Gross profit as a percentage of total net revenues was lower at 48% for the nine months ended September 30, 2012 compared with 78% in the same period in 2011, primarily related to the absence of the amortization as discussed above.  Gross profit as a percentage of net product revenues in the nine months ended September 30, 2012 was 40% compared with 35% in the same period in 2011. The higher profit margin in 2012 as compared with 2011 was a result of a favorable product mix offset, in part, by a reserve for inventory which did not meet specifications in 2012 in the amount of $0.9 million.
There were no selling and distribution expenses in the nine months ended September 30, 2012, as compared to $0.1 million in the nine months ended September 30, 2011, reflecting the sale of STRIANT in April 2011.
General and administrative expenses were $6.4 million in the nine months ended September 30, 2012, as compared to $6.8 million in the nine months ended September 30, 2011.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. The decrease in expenses from 2011 was primarily attributable to $1.0 million in lower professional fees for accounting, insurance and patent services offset by a total of $0.6 million in severance costs related to the workforce reduction announced in March 2012, business development, and legal costs related to the securities litigation.
Research and development expenses were $0.9 million in the nine months ended September 30, 2012, as compared to $2.4 million in the nine months ended September 30, 2011.  Research and development expenses typically include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the nine months ended September 30, 2012 are lower than the same period in 2011 due to the residual expenses that were our responsibility up to the $7.0 million cap for research and development spending on the PREGNANT study in 2011. We incurred the full $7.0 million for research and development spending on the PREGNANT study and related NDA submission for which we were responsible under the Watson Transactions with expenses in excess of that amount being the responsibility of Watson. Also contributing to expenses in the nine months ended September 30, 2012 was the recognition of $0.2 million in severance costs related to the workforce reduction announced in March 2012, offset by $0.4 million in reimbursable costs that were credited to research and development expense during the nine months ended September 30, 2012.
There were no other expenses in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 in which the Company recognized a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient.
Other income/expense amounted to income of $5.4 million for the nine months ended September 30, 2012, consisting primarily of the recognition of the $5.4 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from December 31, 2011.  Other income/expense for the nine months ended September 30, 2011 amounted to $0.3 million, consisting primarily of expenses related to the recognition of the change in fair value of the warrants issued in conjunction with the July 2010 convertible note retirement ($2.7 million) and the October 2009 stock issuance ($2.8 million) resulting from the increase in stock price from December 31, 2010.
As a result, the net income for the nine months ended September 30, 2012 was $7.3 million, or $0.08 per basic and $0.02 per diluted share, as compared to net income for the nine months ended September 30, 2011 of $21.5 million, or $0.25 per basic and $0.20 per diluted share.

Results of Operations - Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

		Percentage Inc./(Dec.) from prior year
	September 30, 2012		September 30, 2011
Net product revenues	$5,620,889	36%	$4,129,112
Royalties	1,017,609	30%	782,694
Other revenues	34,540	(1)%	34,888
Total net revenues	$6,673,038	35%	$4,946,694

Cost of product revenues	$3,186,792		$3,124,284

Total gross profit	$3,486,246		$1,822,410

Total gross profit
as a % of total net revenues	52%		37%
Total product gross profit
as a % of net product revenues	43%		24%
Total net revenues in the three months ended September 30, 2012 were $6.7 million as compared to $4.9 million in the three months ended September 30, 2011.   Net revenues include net product revenues (sales of Progesterone Products to Watson and Merck Serono and, in 2011, sales of STRIANT), royalty revenues (primarily royalty revenues from Watson on sales of Progesterone Products) and other revenues.
Total net product revenues were $5.6 million in the three months ended September 30, 2012 as compared to $4.1 million in the three months ended September 30, 2011.  This increase reflects higher revenues over last year for both Watson and Merck Serono. In the case of Merck Serono, the higher revenues are primarily related to shipments to countries with higher net selling prices and an upward adjustment to previously estimated in-market pricing offset by a 15% decrease in volume due to the timing of shipments. A 46% increase in products sold to Watson reflects a 26% increase in volume coupled with higher pricing related to the cost of repackaging batches previously meant for the anticipated launch of the preterm birth indication. In addition, a favorable adjustment of $0.1 million was made to net product revenues, reflecting the reversal of a reserve for sales returns.
Royalty revenues were $1.0 million in the three months ended September 30, 2012 as compared with $0.8 million in the three months ended September 30, 2011 as a result of royalties on higher revenues from Watson on Progesterone Products sold by Watson.
There was no change in other revenues in the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.
Gross profit increased $1.7 million from $1.8 million in the three months ended September 30, 2011 to $3.5 million for the three months ended September 30, 2012, primarily as a result of the increase in net product revenues and royalty revenues, together with a favorable gross profit from the product mix of net product revenues. Gross profit as a percentage of total net revenues was 52% for the three months ended September 30, 2012 compared with 37% in the same period in 2011. Gross profit as a percentage of net product revenues in the three months ended September 30, 2012 was 43% compared with 24% for the same period in 2011. The higher profit margin in the third quarter of 2012 was a result of favorable product mix.
There were no selling and distribution expenses in the three months ended September 30, 2012 or September 30, 2011.
General and administrative expenses were $1.9 million in each of the three month periods ended September 30, 2012 and September 30, 2011.  General and administrative expenses include payroll, employee benefits, equity compensation and other personnel-related costs associated with the finance, legal, regulatory affairs, information technology, facilities, certain human resources and other administrative personnel, as well as legal costs and other administrative fees. While there was no increase in expenses over the prior year period, higher professional fees for business development activities and securities litigation were offset by lower personnel costs related to the workforce reduction announced in March 2012.Research and development expenses were $0.1 million in the three months ended September 30, 2012, as compared to $0.5 million in the three months ended September 30, 2011. Research and development expenses include costs for product development, clinical development and regulatory fees, which is a combination of internal and third-party costs.  Expenses in the third quarter of 2012 were lower than in the third quarter of 2011 due to lower personnel costs related to the workforce reduction announced in March 2012 and lower project expenses.
There were no other expenses in each of the three month periods ended September 30, 2012 and September 30, 2011.
Other income/expense amounted to expense of $1.0 million for the three months ended September 30, 2012, consisting primarily of the recognition of the $1.1 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the increase in stock price from June 30, 2012.  Other income/expense for the three months ended September 30, 2011 amounted to $5.0 million, consisting primarily of $5.1 million in income related to the recognition of change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from June 30, 2011.
As a result, the net income for the three months ended September 30, 2012 was $0.4 million, or $0.00 per basic and diluted share, as compared to net income for the three months ended September 30, 2011 of $4.4 million, or $0.05 per basic and $(0.01) per diluted share.

Liquidity and Capital Resources
Cash and cash equivalents were $10.2 million and $10.1 million at September 30, 2012 and December 31, 2011, respectively.  In addition, short term investments were $15.4 million and $15.0 million at September 30, 2012 and December 31, 2011, respectively. The Company believes its cash, cash equivalents and short term investments of $25.6 million will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Cash flows:
Operating activities:
Net income	$7,285,932	$21,544,549
Non-cash charges	(3,670,526)	(18,328,228)
Net cash income	3,615,406	3,216,321
Change in working capital	(2,363,386)	(4,105,815)
Operating activities	1,252,020	(889,494)

Investing activities:
Purchase of property and equipment	(985,930)	(631,031)
Additions to short term investments	(179,811)	(15,031,406)
Proceeds from sale of STRIANT	—	3,100,000
Investing activities	(1,165,741)	(12,562,437)

Financing activities:
Proceeds from exercise of stock options	—	2,641,950
Proceeds from exercise of warrants	—	653,299
All other financing activities	(50,000)	(147,881)
Financing activities	(50,000)	3,147,368
Effect of exchange rate changes on cash	35,140	1,049
NET INCREASE (DECREASE) IN CASH	$71,419	$(10,303,514)
Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2012 was $1.3 million and resulted primarily from $3.6 million in net operating income after applying non-cash charges and increases in working capital of $2.4 million.  The net income of $7.3 million in the first nine months of 2012 included non-cash items for depreciation, amortization, change in valuation of redeemable warrants and stock warrants, recognition of deferred revenue, stock-based compensation, write-off of inventories, provision for sales returns, and loss on disposal of fixed assets, which totaled $3.7 million, resulting in a net cash income of $3.6 million.  Accounts receivable increased by $0.2 million from December 31, 2011. Inventories grew by $0.9 million during the period to meet customer orders and prepare for the potential launch of progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. Portions of the potential launch inventories are now being re-worked to support CRINONE sales. Accounts payable decreased by $1.3 million. Other accrued expenses decreased by $0.4 million, mainly related to the payment of bonuses in the first quarter of 2012.
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
Investing activities:
Net cash used in investing activities was $1.2 million in the nine months ended September 30, 2012 and net cash used in investing activities was $12.6 million in the nine months ended September 30, 2011. During nine months ended September 30, 2012, investing activities included investments of $1.0 million to complete the increased manufacturing capacity primarily to ensure the Company's ability to meet Watson's forecasts for the anticipated launch of progesterone vaginal gel 8% and facility improvements to ensure compliant manufacturing operations. In addition, $0.2 million was earned on short term investments which was then reinvested.
Financing Activities:
In the nine months ended September 30, 2012, there was no net cash provided by financing activities. Net cash provided by financing activities in the nine months ended September 30, 2011 was $3.1 million, consisting of $2.6 million of proceeds from the exercise of employee stock options and $0.7 million of proceeds from the exercise of warrants offset by the related purchase of treasury stock of $0.1 million. As of September 30, 2012, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $27.2 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to the Company.  Options and warrants outstanding at September 30, 2012 were 5,053,340 and 9,893,455, respectively; however, there can be no assurance that any such options or warrants will be exercised.  As of September 30, 2011, 1,685,014 employee stock options were exercised and 4,206,545 warrants were exercised. The aggregate intrinsic value of exercisable options and warrants was $0.0 million and $0.0 million at each period ended September 30, 2012 and September 30, 2011, respectively.
On September 24, 2012, a holder of 50 shares of our contingently redeemable Series C Convertible Preferred Stock redeemed those shares pursuant to Section 6.5 of the Certificate of Designations for the Series C Preferred (“Certificate of Designations”), which provides that following a “Triggering Event,” as defined therein, the holders of our shares of Series C Preferred have the right to require us to redeem their shares in cash plus all accrued and unpaid dividends thereon on the date such redemption is demanded.  The Watson Transactions were a Triggering Event. There is no deadline following a Triggering Event by which a holder is required to make a redemption request. As a result, the Company redeemed the 50 shares for $50,000 (the “Mandatory Redemption Price” as defined in the Certificate of Designations) plus accrued and unpaid dividends. Five hundred fifty (550) shares of Series C Convertible Preferred Stock remain outstanding.
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
Sales to Merck-Serono are recorded at the greater of cost plus 20% or 30% of Merck Serono's net selling price on a country-by-country basis. The Company estimates net selling prices based on historical experience and other current information from Merck Serono and reconciles the amounts on a quarterly basis when information is received from Merck-Serono.
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
During the first nine months of 2012, there were 835,000 options granted.

	Nine Months Ended September 30,
	2012	2011
Risk free interest rate	0.82%	2.12%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	105.72%	92.7%
Short Term Investments- Investments consist of U.S. Treasury and agency securities. The Company's investments are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders' equity as unrealized gains and losses and reported as a component of accumulated other comprehensive income. No gains or losses on investments are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-

than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
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
The fair value of the short term investments are determined based on quoted market prices on the balance sheet date and are classified as a level 1 investment. The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock is shown in the table below and is determined by using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the nine months ended September 30, 2012, the Company recorded income of $5,399,569 to adjust the value of the stock warrant liability to market.

	September 30, 2012	December 31, 2011	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$2,769,277	$8,168,846	$5,399,569

	September 30, 2011	December 31, 2010	Income (Expense) to adjust to market value

Common Stock Warrant Liability	$5,935,171	$9,286,906	$2,790,337
During the nine months ended September 30, 2011, the Company recorded the retirement of a warrant liability in the amount of $561,398.
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
Expenditures, primarily related to manufacturing for the nine months ended September 30, 2012 were approximately $0.7 million less than they would have been if the average 2011 exchange rates had been in effect in 2012.
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
Based on their evaluation at September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

10.1
License Agreement date July 24, 2012, between Scientelle, LLC, and Columbia Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2012)

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
COLUMBIA LABORATORIES, INC.
/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer) DATE:  November 8, 2012