Form 10-K
period 2012-12-31
COLUMBIA LABORATORIES INC
filed 2013-03-14
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes          ☒ No
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.68, was $51,258,882.
Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of March 7, 2013 are 87,507,333.
Documents Incorporated By Reference
Portions of the Columbia Laboratories, Inc. (“Columbia” or the “Company”) Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the U.S. Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before March 28, 2013.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2012

The “Company,” “Columbia,” “we,” “our” and “us” as used in this Annual Report on Form 10-K refer to Columbia Laboratories, Inc., a Delaware corporation, and its subsidiaries.
“CRINONE®” and “PROCHIEVE®” are registered trademarks of Actavis, Inc. (“f/k/a Watson Pharmaceuticals, Inc.” ). “STRIANT®” is a registered trademark of Actient Pharmaceuticals LLC. RepHresh®, Replens® and Advantage-S® are registered trademarks of Lil’ Drug Store Products, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1. Business
General
We are in the business of developing, manufacturing and selling to our marketing partners pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies to treat various medical conditions. Our focus is drug delivery across mucosal membranes, an area where we have a rich heritage and proven capabilities.
To date, we have developed and brought to market six products: five bioadhesive vaginal gel products that provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other women's health conditions, and a bioadhesive buccal system for male hypogonadism. We have partnered or sold each of these products for commercialization in the various regions, as follows:

Product	Partner	Region
PRESCRIPTION DRUGS
CRINONE® 8% (progesterone gel)
	Merck Serono S.A. ("Merck Serono")	ex-U.S.
	Actavis, Inc. (“Actavis”, formerly Watson Pharmaceuticals, Inc.)	U.S.
CRINONE 4% (progesterone gel)
	Actavis	U.S.
STRIANT® (testosterone buccal system)
	Actient Pharmaceuticals	U.S.
	The Urology Company	U.K.
	Invaron Pharmaceuticals	Canada

OTC Products:
Replens® Vaginal Moisturizer, RepHresh® Vaginal Gel, Advantage-S® and Advanced Formula Legatrin PM®
	Lil' Drug Store Products, Inc. (“Lil' Drug Store”)	U.S.
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
Columbia's Net Revenues are comprised of:

•	Net Product Revenues (primarily sales of Progesterone Products to Actavis and Merck Serono)

•	Royalty Revenues (primarily royalty revenues from Actavis on sales of CRINONE)
Women's Health Products
CRINONE. Progesterone is a hormone manufactured by a woman's ovaries in the second half of the menstrual cycle and by the placenta during pregnancy. Progesterone is responsible for preparing the uterus for pregnancy and, if pregnancy occurs, maintaining it until birth, or, if pregnancy does not occur, inducing menstruation.
CRINONE is a sustained release gel that delivers natural progesterone vaginally. CRINONE utilizes the Company's patented BDS, which enables the progesterone to achieve a preferential uptake of drug from the vagina to the uterus, or a “First Uterine Pass Effect™.” It is the first product designed and FDA-approved to deliver progesterone directly to the uterus, thereby providing a therapeutic benefit and avoiding high blood levels of metabolites seen with orally-delivered synthetic progestins. The product is available in both 4% and 8% concentrations, and in the U.S. is also known under the trade name PROCHIEVE; Actavis discontinued distribution of PROCHIEVE in the third quarter of 2010.
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
The most common side effects of CRINONE 8% are breast enlargement, constipation, somnolence, nausea, headache, and perineal pain. The most common side effects of CRINONE 4% when used in combination with estrogen include cramps, fatigue, depression, emotional lability, sleep disorder, and headache. CRINONE is contraindicated in the U.S. in patients with active thrombophlebitis or thromboembolic disorders, or a history of hormone-associated thrombophlebitis or thromboembolic disorders, missed abortion, undiagnosed vaginal bleeding, liver dysfunction or disease, and known or suspected malignancy of the breast or genital organs.
CRINONE is sold outside the U.S. by Merck Serono under a worldwide (excluding the U.S.) license from the Company. Within the U.S., pursuant to the closing of the Actavis Transactions (see Item 1. Business - Collaboration Agreements.) on July 2, 2010, Actavis has sales and marketing responsibility for CRINONE and PROCHIEVE.
For the past decade we have focused our research and development resources on evaluating PROCHIEVE progesterone vaginal gel 8% for the prevention of preterm birth. In 2007, we reported data from a clinical trial of progesterone vaginal gel 8% in pregnant women with a history of a prior preterm birth (the “300 Study”). While endpoints were not met and the 300 Study demonstrated that there was no benefit from administering vaginal progesterone to that patient population, a planned subset analysis demonstrated a statistically significant improvement in the rate of preterm birth and infant outcomes in trial participants who had a short cervix at mid-pregnancy. Based on those positive data and our discussions with the U.S. Food and Drug Administration (“FDA”), we designed a pivotal Phase III clinical trial to confirm these data in a larger trial (the “PREGNANT study”). We initiated the PREGNANT study, a randomized, double-blind, placebo-controlled Phase III clinical trial designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy, in early 2008. The primary endpoint of the PREGNANT study was a reduction in preterm births at less than or equal to 32 6/7 weeks gestation versus placebo. We entered into a collaboration agreement for the PREGNANT study with the Perinatology Research Branch (the “PRB”) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the NIH, in October 2008.
In December 2010, we reported, jointly with the PRB and Actavis, positive top-line data from the completed, 465-patient PREGNANT study and in April 2011 the study was published in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology. The published results indicate that the administration of progesterone vaginal gel 8% from mid-pregnancy until term in women with a premature cervical shortening as confirmed by transvaginal ultrasound was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. Use of progesterone vaginal gel 8% was associated with a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022), and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was also noted with progesterone vaginal gel 8%. The incidence and profile of adverse events in patients receiving progesterone vaginal gel 8% were comparable to placebo.
In April 2011, we filed a New Drug Application (“NDA 22-139”) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that progesterone vaginal gel 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Actavis NDA 22-139 pursuant to the second closing of the sale of assets under the Purchase Agreement (as defined below). On February 24, 2012, Actavis received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Actavis held an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL. Actavis continued discussions with the FDA to determine a viable pathway forward and in August 2012 filed a Formal Dispute Resolution Request (“FDRR”) related to this application. The FDA denied Actavis's FDRR in October 2012.

In 2012, both the Society for Maternal-Fetal Medicine (“SMFM”) and the American College of Obstetricians and Gynecologists (“ACOG”) issued guidelines on the use of vaginal progesterone to reduce the risk of preterm birth in women with a singleton gestation without a prior preterm birth with a cervical length of ≤ 20mm before or at 24 weeks of gestation. The SMFM Clinical Guideline, issued March 2012, notes that “in women with singleton gestations, no prior PTB, and short CL at or before 24 weeks, vaginal progesterone, either 90-mg gel or 200-mg suppository, is associated with reduction in PTB and perinatal morbidity and mortality, and can be offered in these cases.” The ACOG Practice Bulletin 130, issued October 2012, states, “Vaginal progesterone is recommended as a management option to reduce the risk of preterm birth in asymptomatic women with a singleton gestation without a prior preterm birth with an incidentally identified very short cervical length less than or equal to 20 mm before or at 24 weeks of gestation.” Publication of these guidelines makes it extremely difficult if not impossible to conduct another placebo-controlled clinical trial in the U.S.to obtain FDA approval of a progesterone product for the proposed preterm birth indication; with such clear guidelines in place, it would be unlikely that Institutional Review Boards (who are required to approve clinical study protocols) would conclude that it is ethical to place a patient at-risk for preterm birth due to premature cervical shortening in a clinical trial where some patients would be randomized to a placebo arm. Because of this, Actavis has decided not to continue to develop progesterone vaginal gel 8% to prevent preterm birth in women with a short cervix. Therefore, we can give no assurance that progesterone vaginal gel 8% will ever be approved by the FDA for this proposed indication, nor that we will ever receive the milestones, royalties or share of gross profits related thereto.
In September 2007, we licensed PROCHIEVE 4% (which was marketed only in the U.S.) to Ascend Therapeutics, Inc. (“Ascend”) (to market this product effective January 1, 2008, under a five year license and supply agreement. Ascend notified us that it terminated the license and supply agreement as of July 23, 2010.
In the first half of 2010, we also marketed and sold CRINONE/PROCHIEVE 8% (progesterone gel) in the U.S and we sold PROCHIEVE 4% (progesterone gel) to Ascend for resale in the U.S.
With the closing of the Actavis Transactions in July 2010, Actavis has sales and marketing responsibility for CRINONE and PROCHIEVE in the U.S. Actavis discontinued distribution of PROCHIEVE 4% in the third quarter of 2010 and has reintroduced CRINONE 4% in the U.S. Columbia receives royalty payments on quarterly net product sales of CRINONE made by Actavis.
Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel. In 2010, we periodically sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil' Drug Store Products, Inc. (“Lil' Drug Store”) for resale; the related supply agreement had expired on October 31, 2009.
Products Outside of the Women's Health Market
STRIANT® (testosterone buccal system). STRIANT is approved in the U.S. and two European countries for treatment of hypogonadism in men, but is currently marketed only in the U.S. and the United Kingdom. Hypogonadism is characterized by a deficiency or absence of endogenous testosterone production. Signs and symptoms of hypogonadism can include decreased libido (sexual desire), erectile dysfunction (ED), fatigue, depression, reduced muscle mass, and osteoporosis. The purpose of testosterone replacement therapy is to provide and maintain normal levels of testosterone. It is estimated that hypogonadism affects 39% of men aged 45 years or older in the U.S., approximately one million of whom currently receive treatment. The treatment for hypogonadism is to replace testosterone through one of many available delivery systems including transdermal patches, topical gels, injectable formulations of testosterone, and the STRIANT buccal system.
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
Until April 2011, we sold STRIANT in the U.S. We dissolved our marketing and sales organization in the second half of 2010 following the transfer of our progesterone assets to Actavis, and in April 2011 sold U.S. rights to STRIANT to Actient Pharmaceuticals LLC. (“Actient”). The Company will receive royalties on net sales of STRIANT greater than $10 million per year, but royalties are not expected to be material. Mipharm S.p.A (“Mipharm”) supplies product directly to Actient.
In November 2009, the Company and The Urology Company, Ltd (“TUC”) entered into a license and supply agreement under which TUC licensed and sells STRIANT in the United Kingdom. In March 2011 the license and supply agreement was extended to cover the rest of Europe. On February 25, 2013, TUC entered into administration which is equivalent to a bankruptcy filing. In July 2011 we entered into a license agreement with Invaron Pharmaceuticals Inc. (“Invaron”) for STRIANT in Canada. Under the terms of the agreements, TUC and Invaron will seek regulatory approvals for, and will market STRIANT in, their territories and the Company will receive a royalty on annual net sales of STRIANT. Revenues are not expected to be material from either TUC or Invaron.
In May 2003, the Company and Mipharm entered into a license and supply agreement under which Mipharm will market, distribute and sell STRIANT in Italy. See “Item 1. Business - Collaboration Agreements.” Mipharm launched STRIANT into the Italian market in November 2007. In 2009, Mipharm assigned its rights to market STRIANT in Italy to Sandoz, S.p.A., which discontinued marketing the product in 2010 due to low sales volumes. Sandoz and the Company terminated the agreement in November 2010. Subsequently, Italy was included in the territory licensed to TUC.
Advanced Formula Legatrin PM. In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil' Drug Store, which pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015. See “Item 1. Business - Collaboration Agreements.”
Collaboration Agreements
Until July 2010, we received revenues from our pharmaceutical products containing progesterone as an active ingredient, including CRINONE® 8% progesterone gel, PROCHIEVE® 4% progesterone gel and PROCHIEVE 8% progesterone gel that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies, or sold to licensees.
Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.)
On March 3, 2010, the Company and Actavis entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Actavis (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock (the “Actavis Transaction”). After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono. On June 1, 2010, the Company borrowed $15,000,000 from Watson pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Actavis Note”).
The Company's stockholders' approved the Actavis Transactions on July 1, 2010 and the Actavis Transactions closed on July 2, 2010. At the closing of the Actavis Transactions, in consideration for the sale of the Purchased Assets and the Shares, Actavis paid the Company $47 million in cash, forgave the Actavis Note and assumed certain liabilities associated with the Purchased Assets. In addition, Actavis agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. (Actavis has paid the $5 million milestone upon the acceptance by FDA of NDA 22-139, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not met.)

Actavis also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products until at least 2020; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. Given the clinical and regulatory hurdles that a potential generic competitor to CRINONE would likely face, we believe the risk of generic entry is not high. In addition, if Actavis commercializes a vaginal progesterone product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Actavis or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Actavis have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. We were responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum amount of $7 million from January 1, 2010. We reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration have been paid by Columbia and reimbursed by Actavis and accounted for as a reduction of the recorded development costs. Because of the difficulty in conducting the necessary additional clinical trial required by the FDA for approval of a progesterone product for the proposed preterm indication, Actavis has decided to discontinue development of progesterone vaginal gel 8% to prevent preterm birth in women with a short cervix.
The parties also entered into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Actavis has the right to designate a member of the Company's board of directors for the period set forth therein, Actavis obtained certain registration rights pertaining to the Shares and Actavis agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company supplies CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Actavis for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Purchase Agreement, from the date of the closing of the Actavis Transactions until the second anniversary of the date on which the Company and Actavis terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party on or after July 2, 2015.
Merck Serono S.A.
CRINONE is sold outside the U.S. by Merck Serono, pursuant to a license and supply agreement between the Company's wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd. and Ares Trading, S.A., an affiliate of Merck Serono. Under this agreement, Merck Serono is granted an exclusive license to CRINONE outside the United States and we supply Merck Serono with CRINONE.
Merck Serono holds marketing authorizations for CRINONE in over 60 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in May 2014 on the delivery system for the product in Australia, Canada, Germany, Hungary, Italy and Russia, but we do not hold patents in Brazil, China, South Korea, Taiwan, Turkey and Vietnam. Merck Serono does not currently market CRINONE 4%, but maintains the foreign marketing rights.
Under the agreement, the Company is the exclusive supplier of CRINONE to Merck Serono. There is a forecasting and ordering procedure under which Merck Serono must provide the Company with a rolling 18-month forecast of Merck Serono's requirements of product for each country in which the product is marketed. The first four months of each forecast are firm orders. The Company is required to supply to Merck Serono all of its requirements of the product before supplying the requirements of Actavis.
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
Lil' Drug Store Products, Inc.
In June 2004, the Company and Lil' Drug Store entered into a five year supply agreement for RepHresh Vaginal Gel and foreign sales of Replens Vaginal Moisturizer. The Company supplied RepHresh and foreign requirements of Replens under the supply agreement until it expired on October 31, 2009, although we continued to supply Lil' Drug Store periodically throughout 2010.
In May 2000, the Company licensed Advanced Formula Legatrin PM®, a product for the relief of occasional pain and sleeplessness associated with minor muscle aches, to Lil' Drug Store. Lil' Drug Store pays the Company a royalty of 20% of the net sales of the product. The license agreement had an initial five-year term with provisions for automatic renewal. The license for Advanced Formula Legatrin PM was renewed to May 2015.
Ascend Therapeutics, Inc.
In September 2007, the Company and Ascend entered into a five year license and supply agreement for the Company's PROCHIEVE 4% progesterone gel, pursuant to which Ascend was responsible for marketing and sales of PROCHIEVE 4% in the U.S. Ascend purchased product from the Company at a transfer price equal to 35% of Ascend's net selling price with minimum annual purchase obligations that increased over the life of the agreement. On January 21, 2010, Ascend notified us that it was terminating the license and supply agreement pursuant to the terms of the agreement. With the closing of the Actavis Transactions, the 4% progesterone gel product is now marketed and sold as CRINONE 4% in the U.S. by Actavis.
Actient Pharmaceuticals LLC, The Urology Company LTD, and Invaron Pharmaceuticals, Inc.
In April 2011, March 2011, and July 2011, the Company entered into license agreements for the Company's STRIANT testosterone product with Actient Pharmaceuticals LLC, The Urology Company Ltd, and Invaron Pharmaceuticals, Inc., for the U.S., Europe, and Canada, respectively.
Future revenues from these agreements are not expected to be material.
Financing Transactions
PharmaBio Financing for STRIANT
On March 5, 2003, the Company and PharmaBio Development, Inc. (“PharmaBio”) entered into an agreement (the “STRIANT Agreement”) under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT® (testosterone buccal system) in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the third quarter of 2003 and were subject to aggregate minimum ($30 million) and maximum ($55 million) amounts.
On July 2, 2010, in connection with terminating the STRIANT Agreement, the Company paid $16.2 million to PharmaBio in full satisfaction of all of the outstanding amounts under the STRIANT Agreement. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the warrant granted to PharmaBio on July 22, 2009 to purchase 900,000 shares of Common Stock was written off. PharmaBio retains warrant to purchase 900,000 shares of Common Stock at $1.15 per share.
Note Purchase
On July 2, 2010, the Company purchased the approximately $40 million in aggregate principal amount of the Company's outstanding Convertible Subordinated Notes (the “Notes”). The aggregate purchase price for the Notes was approximately

$26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock.
The Warrants issued under the Note Purchase Agreements are exercisable, subject to the limitations set forth therein, until July 2, 2015, unless earlier exercised or terminated as provided in such warrants.
Segments
The Company is currently engaged solely in one business segment -- the development, licensing, manufacturing and sale of pharmaceutical products. In certain foreign countries, these products may be classified as medical devices or cosmetics by those countries’ regulatory agencies. See Note 17 to the consolidated financial statements for information on foreign operations.
Operations
We have entered into partnerships to commercialize our products in the U.S. and abroad.
We manage all logistics and quality operations associated with, and incur financial risks related to, the manufacturing of CRINONE vaginal gel products for our partners, Merck Serono and Actavis. For these activities, we are substantially dependent on three third-party manufacturers for the products that we manufacture and sell to marketing partners in the U.S. and around the world. Our CRINONE vaginal gel products are manufactured in bulk by Fleet Laboratories Limited, Watford, Hertfordshire, United Kingdom (“Fleet”), filled into overwrapped single-use disposable applicators by Maropack AG, Zell, Switzerland (“Maropack”) and packaged in commercial cartons by Central Pharma, Bedford, United Kingdom, pursuant to standard purchase orders.
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
Research and Development

The Company spent $0.8 million in 2012, $2.8 million in 2011, and $8.6 million in 2010 on research and development activities. In 2012, these expenditures were primarily administrative in nature; subsequent to the FDA denial of Actavis's FDRR, the Company has substantively curtailed its research and development activities. In 2011 and 2010, these expenditures were primarily costs associated with the Company’s clinical study of PROCHIEVE 8% (progesterone gel) for the reduction of risk of preterm birth in women with premature cervical shortening as measured by transvaginal ultrasound, and related filing of NDA 22-139. In 2012 all costs related to NDA 22-139 and in 2011 a large portion of the costs associated with the completion of the preterm birth trial and NDA 22-139 were reimbursed by Actavis as part of the Purchase Agreement. The expenditures in 2010 also included some small residual costs associated with the development of a vaginally-administered lidocaine candidate to prevent and relieve dysmenorrhea. The Company cannot predict whether it will be successful in the development of the products listed below or any other product candidates.
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
Actavis Development Collaboration. Pursuant to the Purchase Agreement, we collaborate with Actavis with respect to the development of Progesterone Products. In connection therewith, the parties have established a joint development committee to oversee and supervise all development activities. Columbia was responsible for completion of the PREGNANT study and is responsible for such other activities as determined by the joint development committee. We were responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum amount of $7 million from January 1, 2010. We reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration have been paid or reimbursed by Actavis and accounted for as a reduction of the recorded development costs. Because of the difficulty in conducting the necessary additional clinical trial required by the FDA for approval of a progesterone product for the proposed preterm indication, Actavis has decided to discontinue development of progesterone vaginal gel 8% or to prevent preterm birth in women with a short cervix. Actavis has, however, continued to develop a next generation progesterone product for use in other indications.
Vaginally Administered Lidocaine (COL-1077). The Company has conducted pre-clinical and clinical development activities for a vaginally-administered lidocaine product for treating or preventing pelvic pain. The product candidate is being investigated to determine the benefit of administration of lidocaine over an extended period of time in advance of routine gynecological procedures.
Vaginally Administered Peroxide (COL-2401). The Company has completed limited pre-clinical development activities for a vaginally-administered peroxide product for treating or preventing vaginal infections. The product candidate is being investigated to determine the benefit of releasing and maintaining a very low concentration of peroxide over an extended period of time, in order to provide the benefits of oxygen release without adversely affecting normally-desired local vaginal flora. In

July 2012, the Company granted to Scientelle LLC (“Scientelle”) an exclusive (even as to the Company) transferable worldwide license to the Company's patents and know how relating to the use of low concentration of peroxide for treating or preventing vaginal infections.

Patents, Trademarks and Proprietary Information
We actively seek protection for our products and technology by means of U.S. and foreign patents, trademarks, and copyrights, as appropriate. The following table sets forth U.S. patents granted to the Company since 2002.

Year Granted	Nature of Patent
2011	Progesterone for the treatment or prevention of spontaneous preterm birth.[1]

2010	Low concentration of peroxide for treating or preventing vaginal infections.[2]

2006	Bioadhesive progressive hydration tablets using desmopressin or prostaglandin E2 as the active ingredient.

2004	Compositions and methods for safely preventing or treating premature labor using a beta-adrenergic agonist, such as terbutaline.

2004	Methods of safely treating endometriosis or infertility, and for improving fertility, using a beta-adrenergic agonist.

2003	Bioadhesive progressive hydration tablet.

2002	Use of certain polycarboxylic acid polymers for vaginal pH buffering to prevent miscarriage and premature labor associated with bacterial vaginosis.
1 Progesterone-specific patents were transferred to Actavis in connection with the closing of the Actavis Transactions in July 2010. Columbia receives royalties from Actavis on quarterly net sales of the progesterone based products covered by these patents.
2 The peroxide-specific patent was licensed to Scientelle in connection with a worldwide license agreement in July 2012.

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

The following table sets forth the expiration dates of the principal U.S. patents for the marketed BDS products and current development projects.

Subject of Patent	Year of Expiration	Product or Project
Progesterone to prevent or treat preterm birth[1]	2028	PROCHIEVE 8%/ progesterone vaginal gel 8%
Low concentration of peroxide for treating or preventing vaginal infections[2]	2023	COL-2401
Progressive hydration tablets	2019	STRIANT
First Uterine Pass Effect™	2018	COL-1077
Progesterone delivery[1]	2013	CRINONE /PROCHIEVE
1 Progesterone-specific patents were transferred to Actavis in conjunction with the closing of the Actavis Transactions in July 2010. Columbia receives royalties from Actavis on quarterly net sales of the progesterone-based products covered by these patents.
2 The peroxide-specific patent was licensed to Scientelle in connection with a worldwide license agreement in July 2012.
Our licensees market STRIANT (testosterone buccal system) in the U.S. and the United Kingdom. We hold patents that expire in August 2019 on the product formulation around the world, including the U.S., Canada and the United Kingdom.
Merck Serono holds marketing authorizations for CRINONE in over 60 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents that expire in September 2014 on the delivery system for the product in Australia, Canada, Italy Ireland, Russia, and the United Kingdom, but we do not hold patents in Brazil, China, India, South Korea, Taiwan, Thailand, Turkey, and Vietnam. Given the clinical and regulatory hurdles a potential generic competitor to CRINONE would likely face, we do not expect these patent expirations will have a significant impact on our product revenues.
Actavis owns registrations for the “CRINONE” and “PROCHIEVE” trademarks in the U.S. Merck Serono owns registrations for the CRINONE trademark through out the world. Our licensees own registrations for “STRIANT” and “STRIANT SR” as trademarks in several countries throughout the world, including the U.S. and United Kingdom where it is marketed. There can be no assurance that such trademarks will afford adequate protection or that the licensee will have the financial resources to enforce its rights under such trademarks.
The Company also relies on confidentiality and nondisclosure agreements to protect its intellectual property. There can be no assurance that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable, or superior, to that of the Company.

Sales of Products
Product revenues primarily consist of sales to Actavis of CRINONE® 8% and CRINONE® 4% for resale and sales to Merck Serono of CRINONE® 8% for resale. Royalty revenues include royalties from Actavis on its sales of CRINONE® 8% and CRINONE® 4%.
In 2010, we periodically sold Replens® Vaginal Moisturizer and RepHresh® Vaginal Gel to Lil’ Drug Store for resale; the supply agreement for these products expired on October 31, 2009.
Prior to the closing of the Actavis Transactions in July 2010, we engaged a sales force to promote the products we sold directly (rather than licensed to third parties for resale). Upon closing of the Actavis Transactions in July 2010, the Company sold U.S. marketing rights to CRINONE and PROCHIEVE to Actavis and transferred to Actavis or otherwise dissolved its sales and marketing organization.
Success of Marketing Efforts
While we rely on our partners, principally Actavis and Merck Serono, their success and ours is dependent on market acceptance of our products by physicians, healthcare payors, patients, and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

•	Perceived efficacy of our products;

•	Convenience and ease of administration;

•	Prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	Availability of alternative treatments;

•	Cost effectiveness;

•	The pricing of our products; and

•	Our partners' ability to obtain third party coverage or reimbursement for our products.

Factors that could affect the success of our partners in marketing our products include:

•	The effectiveness of our production and distribution capabilities;

•	The successful marketing of our products by our distribution and marketing partners;

•	The success of competing products; and

•	The availability and extent of reimbursement from third party payors.
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
CRINONE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections or vaginal suppositories, with Prometrium® (oral micronized progesterone) marketed by Abbott Laboratories ("Abbott"), and Endometrin® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc. (“Ferring”). CRINONE and Endometrin are the only progestin products approved by FDA for use in infertility.

Customers
Our marketing partners place firm purchase orders ninety to one hundred twenty days in advance of the expected shipping date.
Revenue by Product
The following table sets forth the percentage of the Company's consolidated net revenues, consisting of sales, licensing fees, sales force promotional fees and royalty revenues, by revenue source for each product accounting for 3% or more of consolidated revenues in any of the three years ended December 31:

	2012	2011	2010
Actavis Transaction Revenue Recognition and Royalties	12%	57%	40%
CRINONE®	85%	41%	47%
STRIANT®	—%	1%	3%
RepHresh®	—%	—%	4%
Replens®	—%	—%	4%
PROCHIEVE®	—%	—%	2%
Other	3%	1%	—%
Total	100%	100%	100%
Revenue by Customer
The following table presents information about Columbia’s net revenues, including product sales, royalty and license revenue, by customer for each of the three years ended December 31:

(in millions)	2012	2011	2010
Actavis	$8.1	$27.8	$20.1
Merck Serono	17.2	14.6	10.4
Lil' Drug Store Products, Inc.	0.5	0.5	3.8
Cardinal Healthcare	—	0.3	3.7
McKesson	—	0.2	3.1
All others (none over 5%)	—	(0.3)	4.6
Total	$25.8	$43.1	$45.7
The net revenues from Actavis above includes product sales, royalties on sales by Actavis and, in 2010 and 2011, the amortization of the deferred revenues from the sales of the progesterone assets to Actavis.
Revenue by Geographic Area
The following table sets forth the Company's consolidated net revenues, based on sales by geographic area, for each area accounting for 5% or more of consolidated revenues in any of the three years ended December 31:

(in millions)	2012	2011	2010
United States	$8.6	$28.4	$33.3

Switzerland	17.2	14.7	10.4
Other European Countries	—	—	2.0
Subtotal International	17.2	14.7	12.4
Total	$25.8	$43.1	$45.7

Employees
As of March 11, 2013, the Company had 11 employees: 2 executive officers, 3 in supply chain management and 6 in support functions. We also use consultants as necessary to support key functions. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the pharmaceutical industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. We believe that our relationship with our employees is good.
The Company has employment agreements with three employees: Mr. Condella, president and chief executive officer, Mr. Lloyd Jones, vice president finance, chief financial officer, treasurer and secretary, and Mr. Martin, vice president, business development. The Company also has indemnification agreements with officers and directors. On December 11, 2009, the Company entered into agreements with Mr. Condella as interim chief executive officer of the Company. On May 4, 2010, the Company entered into an amended and restated employment agreement with Mr. Condella upon his appointment as president and chief executive officer. On March 1, 2011, the Company entered into a further amendment to Mr. Condella's agreement. On May 6, 2011, the Company entered into an employment agreement with Mr. Martin upon his hiring as vice president, business development. On January 15, 2013, the Company entered into an employment agreement with Mr. Lloyd Jones upon his hiring as vice president finance, chief financial officer, treasurer and secretary.
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
Corporate Information
Columbia was incorporated as a Delaware corporation in 1986. Our principal executive offices are located at 354 Eisenhower Parkway, Livingston, New Jersey 07039, and our telephone number is (973) 994-3999. The Company is in the process of relocating to Boston, Massachusetts. The move is anticipated to occur early in the second half of 2013. The Company's wholly-owned subsidiaries are Columbia Laboratories (Bermuda) Ltd. ("Columbia Bermuda"), Columbia Laboratories (France) SA ("Columbia France") and Columbia Laboratories (UK) Limited ("Columbia UK”).

Item 1A. Risk Factors
Our business is heavily dependent on the continued sale of Progesterone Products to Merck Serono and Actavis.
Our operating results are heavily dependent on the product revenues and royalties derived from the sale of CRINONE to Actavis for sale in the U.S and to Merck Serono for sale outside the U.S. Revenues from sales to and royalties received from Actavis in 2012 constituted approximately 31% of our total net revenues. During 2012, we repackaged batches previously meant for the anticipated launch of the preterm birth into CRINONE.  This provides Actavis with sufficient volumes such that we do not expect any material orders from Actavis during 2013. Revenues from the sales to Merck Serono in 2012 constituted approximately 67% of our total net revenues. We do not control the amount and timing of marketing resources that Actavis or Merck Serono devote to our product. The failure of Actavis or Merck Serono to effectively market our products could have a material adverse effect on our business, financial condition and results of operations. Our license and supply agreement with Merck Serono expires on May 19, 2015. Our supply agreement with Actavis also expires on May 19, 2015, but Actavis's obligation to pay us royalties on product sales continues until the latest of patent expiration, regulatory exclusivity expiration, or July 2, 2020. Actavis agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled
The amount of net proceeds that we will receive from the Actavis Transactions is subject to uncertainties. Actavis has elected not to continue to seek FDA approval of progesterone in the proposed preterm birth indication.
The milestone and royalty payments contemplated by the Purchase Agreement are subject to uncertainties, many of which are beyond our control. It is possible that these payments may be materially less than we expect or may not be owed to us at all. On February 10, 2012, we transferred to Actavis our pending NDA for the preterm birth indication pursuant to our 2010 Purchase Agreement. Under the Purchase Agreement, Actavis is obligated to pay us up to $32.5 million in cash upon the achievement of certain launch milestones for progesterone products for the preterm birth indication, whether or not the products use the progesterone vaginal gel 8% formulation.
On February 24, 2012, Actavis received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Actavis held an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and in August 2012 filed a Formal Dispute Resolution Request (“FDRR”) related to this application. The FDA denied Actavis's FDRR in October 2012.
In 2012, both the Society for Maternal-Fetal Medicine (SMFM) and the American College of Obstetricians and Gynecologists (“ACOG”) issued guidelines on the use of vaginal progesterone to reduce the risk of preterm birth in women with a singleton gestation without a prior preterm birth with a cervical length of less than or equal to 20mm before or at 24 weeks of gestation. The SMFM Clinical Guideline, issued March 2012, notes that “in women with singleton gestations, no prior PTB, and short CL ≤20mm at ≤24 weeks, vaginal progesterone, either 90-mg gel or 200-mg suppository, is associated with reduction in PTB and perinatal morbidity and mortality, and can be offered in these cases.” The ACOG Practice Bulletin 130, issued October 2012, states, “Vaginal progesterone is recommended as a management option to reduce the risk of preterm birth in asymptomatic women with a singleton gestation without a prior preterm birth with an incidentally identified very short cervical length less than or equal to 20 mm before or at 24 weeks of gestation.” Publication of these guidelines make it extremely difficult if not impossible to conduct another placebo-controlled clinical trial in the United States to obtain FDA approval of a progesterone product for the proposed preterm birth indication.
Because of this, Actavis has decided not to continue to develop progesterone vaginal gel 8% to prevent preterm birth in women with a short cervix. Therefore, we can give no assurance that progesterone vaginal gel 8% will ever be approved by the FDA for this proposed indication. However, all of the potential milestones relate to the preterm birth indication. Given that Actavis has discontinued the development of progesterone vaginal gel 8% for the preterm birth indication, we do not expect to receive these milestone payments.
Furthermore, under the Purchase Agreement, Actavis is obligated to make royalty payments of 10 to 20 percent of annual net sales of certain progesterone products (subject to certain reductions) or a share of gross profits. If a vaginal progesterone progesterone is not approved for the preterm birth indication, it is unlikely that Actavis's annual net sales of Progesterone Products will increase to the $150 million level required for our royalty payments to increase to the 15% rate. Given that Actavis has discontinued the development of progesterone vaginal gel 8% for the preterm birth indication, we do not expect to receive above a 10% royalty.

Our progesterone delivery patent for CRINONE expires in 2013 in the U.S. and in 2014 outside the U.S. and a generic product to CRINONE may become available.
Our U.S. progesterone delivery patent for the current formulation of CRINONE expires in September 2013. Actavis is working on the next-generation progesterone product with a longer patent life. The cost of developing this product is being funded by Actavis. We have no assurances that the development of the next-generation progesterone product will be successful or completed and approved prior to the expiration of the current patents. These patent expirations would enable a generic bioadhesive progesterone vaginal gel product to enter the infertility marketplace. However due to the clinical and regulatory hurdles that a potential generic competitor would likely face, we believe the risk of generic entry is not high.
Outside the U.S., we hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Australia, Canada, Ireland, Italy, Russia, and the United Kingdom, which patents expire in September 2014. We do not hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Brazil, China, India, South Korea, Taiwan, Thailand, Turkey, and Vietnam. Merck Serono holds marketing authorizations for CRINONE in over 60 countries outside the United States.
The price of our Common Stock has been and may continue to be volatile.
Historically, the market price of our Common Stock has fluctuated over a wide range. Between 2010 and 2011, our Common Stock traded in a range from $0.90 to $4.31 per share. In 2012, our Common Stock traded in a range from $0.55 to $2.96 per share. It is likely that the price of our Common Stock will continue to fluctuate. The market prices of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. In particular, the market price of our Common Stock may fluctuate significantly due to a variety of factors, including: the results of clinical trials for our product candidates; FDA’s determination with respect to new drug applications for new products and new indications; and our ability to develop additional products. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our Common Stock.
If we do not meet the continued listing requirements of the Nasdaq Global Market or Nasdaq Capital Market, our Common Stock may be delisted.
Our Common Stock is listed on the Nasdaq Global Market. The Nasdaq Global Market requires us to continue to meet certain listing standards. On March 6, 2012, we received a letter from the Nasdaq Stock Market indicating that for 30 consecutive business days our Common Stock did not maintain a minimum closing bid price of $1.00 or the Minimum Bid Price Requirement per share for continued listing on the Nasdaq Global Market as required by Nasdaq Listing Rule 5450(a)(1). On September 6, 2012, we received a notice from the Nasdaq Stock Market indicating that we had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Global Market as set forth in Marketplace Rule 5450(a)(1). The notice stated that the closing bid price of our Common Stock had been at or above the required minimum $1.00 per share for the previous 10 consecutive business days.
On October 24, 2012, we again received a letter from the Nasdaq Stock Market indicating that for 30 consecutive business days our Common Stock did not maintain a minimum closing bid price of $1.00 or the Minimum Bid Price Requirement per share for continued listing on the Nasdaq Global Market as required by Nasdaq Listing Rule 5450(a)(1). The Company has 180 calendar days to regain compliance with the minimum closing bid price rule. If at any time before April 22, 2013, the bid price of the Company's Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has regained compliance with the minimum bid price rule.
The Nasdaq Capital Market also has a minimum $1.00 per share bid price requirement for continued listing. If we do not regain compliance by April 22, 2013, with the Minimum Bid Price Requirement per share for continued listing on the Nasdaq Global Market, we plan to transfer the listing of our Common Stock to the Nasdaq Capital Market, assuming we satisfy all of such market's initial listing requirements, except for the minimum bid price. Such a transfer would provide a second grace period of 180 calendar days.
We cannot be sure that our share price will comply with the requirements for continued listing of our shares of Common Stock on the Nasdaq Global Market or the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements. If our shares of Common Stock lose their status on the Nasdaq Global Market, and we are not successful in obtaining or maintaining a listing on the Nasdaq Capital Market, we believe that our shares of Common Stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market.  Our shares of Common Stock may also be quoted on the Over-the-Counter Bulletin Board (the “OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority (“FINRA”), provided that a market maker in our Common Stock files the appropriate application with, and such application is cleared by, FINRA. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Global Market or the Nasdaq Capital Market. Selling our shares of Common Stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of Common Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity of our Common Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock.
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
As a drug development company, we must complete extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.
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
Delays or failures in obtaining regulatory approvals may delay or prevent marketing of the products that we develop.
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
Any delay in, or failure to receive, approval for any of our product candidates could prevent us from growing our revenues or sustaining profitability.
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
Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our products marketed by our partners from which we derive sales revenues and royalties may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a third-party payor, reimbursement may be lost entirely or be reduced compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. Our partners may also decide to enter into discount or formulary fee arrangements with payors, which could result in lower or discounted prices for CRINONE or future products.
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
Bio-Mimetics, Inc. (“Bio-Mimetics”) held the patent upon which our original BDS, was based and which we purchased from them. Bio-Mimetics’ patent contained broad claims covering controlled release products that include a bioadhesive. However, this U.S. patent and its corresponding foreign patents expired in November 2003 and 2004, respectively. Based upon the expiration of the original Bio-Mimetics patent, other parties will be permitted to make, use or sell products covered by the claims of the Bio-Mimetics patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of formulating and delivering therapeutic compounds using the BDS. We cannot assure you that any of these patents will enable us to prevent infringement, or that our competitors will not develop alternative methods of delivering compounds, potentially resulting in competitive products outside the protection that may be afforded by our patents. Other companies may independently develop or obtain patent or similar rights to equivalent or superior technologies or processes. Additionally, although we believe that our patented technology has been independently developed and does not infringe on the proprietary rights of others, we cannot assure you that our products do not and will not infringe on the proprietary rights of others. In the event of infringement, we may be required to modify our technology or products, obtain licenses or pay license fees. We may not be able to do so in a timely manner or upon acceptable terms and conditions. This may have a material adverse effect on our operations.
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
Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based products is currently available from only one supplier, Lubrizol, Inc. (“Lubrizol”). We believe that Lubrizol will supply as much of the material as we require because our products rank among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms or at all, which would impair our ability to manufacture and sell our products. While we purchase polycarbophil from Lubrizol, Inc. from time to time, we do not have an agreement with them concerning future purchases. The Company's policy is to have in inventory at least a 12 month supply of polycarbophil.
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
We rely on third parties to develop and manufacture our products, including Fleet, which manufacturers our vaginal gel products in bulk, Maropack, which fills our vaginal gel products into applicators, and Central Pharma, which packages our vaginal gel products in final containers. These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain FDA approval of alternate developers and manufacturers. Delays in the development and manufacture of our products could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of our products would impair our ability to deliver our products to customers on a timely and competitive basis, and could result in the loss of revenues.
The loss of our key executives could have a significant impact on our company.
Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. Our employment agreements with our executive officers are terminable by them on short notice. The loss of key employees may result in a significant loss in the knowledge and experience that we, as an organization, possess, and could cause significant delays in, or outright failure of, the management of our supply chain and commercialization of our products and product candidates. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.
We may be limited in our use of our net operating loss carryforwards.
As of December 31, 2012, we had certain net operating loss carryforwards of approximately $155 million that may be used to reduce our future U.S. federal income tax liabilities, if we become profitable on a federal income tax basis. If unused, these tax loss carryforwards will begin to expire between 2018 and 2031. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could also be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code of 1986 (“Code”), as amended. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.
On November 29, 2010, we amended and restated our Rights Agreement, dated as of March 13, 2002, as amended (the "Rights Plan"). The Rights Plan is intended to preserve the value of our net operating loss carryforwards by reducing the likelihood that we will experience an ownership change by discouraging (i) any person (together with such person's affiliates and associates), without the approval of our board of directors from acquiring 4.99% or more of our outstanding voting stock (as defined in the Rights Plan) and (ii) any person that currently beneficially owns 4.99% or more of the outstanding voting stock from acquiring more shares of our voting stock, other than by exercise or conversion of currently existing warrants, convertible securities or other equity-linked securities. On September 20, 2011 we further amended the Rights Plan to extend the expiration date from March 12, 2012, to July 3, 2013. On March 1, 2013, we further amended the Rights Plan to extend the expiration date from July 3, 2013, to July 3, 2016. There is no guarantee that the Rights Plan will prevent an ownership change within the meaning of Section 382(g) of the Internal Revenue Code and therefore, no guarantee that the value of our net operating loss carryforwards will be preserved.
Sales of large amounts of our Common Stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect rights of Common Stockholders.
As of March 11, 2013, we had 87,507,333 shares of Common Stock outstanding, of which 75,563,520 shares were freely tradeable. As of that date, approximately 11,943,813 shares of our Common Stock were held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, series C convertible preferred stock, series E convertible preferred stock, warrants, and options. If all of these securities are exercised or converted, an additional 15,874,453 shares of our Common Stock will be outstanding, all of which are available for resale under the Securities Act. The exercise and conversion of these securities is likely to dilute the book value per share of our Common Stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.
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

Anti-takeover provisions could impede or discourage a third-party acquisition of the Company. This could prevent stockholders from receiving a premium over market price for their stock.
We are a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has adopted a stockholder rights plan (as discussed above, this plan was amended and restated on November 29, 2010, extended on September 20, 2011, and extended further on March 1, 2013 ) and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law, our stockholder rights plan, and our ability to issue additional series of preferred stock, could impede a merger, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer for our Common Stock. This could reduce the market value of our Common Stock if investors view these factors as preventing stockholders from receiving a premium for their shares.
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
We have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, including additional training in appropriate accounting topics to those charged with financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we have enhanced these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards, including better access to accounting literature, research materials and documents; and increased communication among our legal and finance personnel and third party professionals with whom we consult regarding complex accounting applications.

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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, have added Actavis, Inc., and certain of its officers as defendants, and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Common Stock during the period from December 6, 2010 through January 20, 2012. The complaint alleges that the Company and certain of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that this action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it. It will take time and money to defend this litigation and may distract us from more productive activities. No assurance can be provided that we will be successful in defending this litigation or that our insurance coverage will be sufficient to cover any liability under such claims.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

As of December 31, 2012, the Company leased the following properties:

Location	Use	Square feet	Expiration	Annual Rent
Livingston, NJ	Corporate office	9,450	October, 2013	$233,066
Paris, France	European logistics office	150	3 months notice	$19,529
The Company is in the process of relocating to Boston, Massachusetts. The move is anticipated to occur early in the second half of 2013. A lease has not yet been signed.
Item 3. Legal Proceedings

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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, have added Actavis, Inc., and certain of its officers as defendants, and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Common Stock during the period from December 6, 2010 through January 20, 2012. The complaint alleges that the Company and certain of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that this action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.
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

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$4.09	$2.07
Second Quarter	4.31	2.90
Third Quarter	3.39	1.92
Fourth Quarter	2.74	1.78
Fiscal Year Ended December 31, 2012
First Quarter	$2.96	$0.62
Second Quarter	0.77	0.61
Third Quarter	1.15	0.68
Fourth Quarter	1.23	0.55
At March 11, 2013 there were approximately 200 shareholders of record of the Company’s Common Stock, one shareholder of record of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), 2 shareholders of record of the Company’s contingently redeemable Series C Convertible Preferred Stock (“Series C Preferred Stock”) and 3 shareholders of record of the Company’s Series E convertible preferred stock (“Series E Preferred Stock”). The Company estimates that there were approximately 4,300 beneficial owners of its Common Stock on such date.
In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock. At December 31, 2012, only 130 shares remain outstanding. Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of Common Stock into which the preferred stock is convertible.
The Series C Preferred Stock was issued and sold by the Company in January 1999 to 24 accredited investors, through which the Company raised approximately $6.4 million, net of expenses. The Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into Common Stock at the lower of: (i) $3.50 per share of Common Stock and (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice, not to exceed 2,352,361 shares as of December 31, 2012. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond the control of the Company such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.
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
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the issuance and sale of Notes. The Notes bore interest at a rate of 8% per annum and were to mature on December 31, 2011. They were convertible into shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants became exercisable on June 20, 2007, and expired on December 22, 2011. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33 million, purchase Serono’s current inventory of that product, and pay other costs related to the transaction. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1.0 million as an increase in the purchase price that was amortized over the remaining term of the license; amortization on these rights ceased with the closing of the Actavis Transactions. The balance of approximately $3.7 million was used for general corporate purposes.
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
On July 2, 2010, the Company issued 11,200,000 shares of Common Stock as part of the Actavis Transactions and 7,407,407 shares of Common Stock as part of the Note Purchase Agreement. Also, on August 9, 2010, the Company entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P. to repurchase, at $0.90 per share for an aggregate purchase price of approximately $3 million, 3,333,330 shares of Common Stock owned by them. During 2010, outstanding options were exercised resulting in the issuance of 59,375 shares of Common Stock and the receipt of $0.1 million by the Company.
During 2011, outstanding options were exercised resulting in the issuance of 1,685,014 shares of Common Stock and the receipt of $2.7 million by the Company.
During 2012, no outstanding options were exercised.
Equity Compensation Plan Information
The following table sets forth aggregate information for the fiscal year ended December 31, 2012, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,951,190	$1.90	2,104,382
Equity compensation plans not approved by security holders	—	$—	—
Total	3,951,190	$1.90	2,104,382
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
Stockholder Rights Plan
On March 12, 2002, the Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to protect company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover threat. In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company, payable to stockholders of record at the close of business on March 22, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires a specified amount (the “Specified Amount”) (originally 15%) or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning the Specified Amount or more of the Company’s voting stock. Each right, once exercisable, will entitle the holder (other than rights owned by an acquiring person or group) to buy one one-thousandth of a share of a series of the Company’s Series D Junior Participating Preferred Stock at a price of $30 per one-thousandth of a share, subject to adjustments. In addition, upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s preferred stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires the Specified Amount or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's Common Stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of preferred stock issuable upon exercise of the rights over (ii) the exercise price of the rights. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of the Specified Amount or more of the Company’s voting stock, subject to certain exceptions.
On November 29, 2010, the Board of Directors of the Company adopted an amendment and restatement (the “Amendment”) of the Rights Agreement, dated as of March 13, 2002 (the “Original Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as successor rights agent .
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
The Company adopted the Amendment to preserve the value of the Company's net operating loss carry forwards (the "Tax Benefits"), because its ability to fully use the Tax Benefits on an annual basis to offset future income may be substantially limited if the Company experiences an "ownership change" for purposes of Section 382 of the Code . Generally, the Company would experience an “ownership change” under Section 382 of the Code if a greater than 50 percentage point change in ownership of the Voting Stock (as defined in the Rights Plan and described below) by stockholders who beneficially own (or who are deemed to own) 5% or more of the Company's Voting Stock occurs over a rolling three year period.
On September 20, 2011, the Company and American Stock Transfer and Trust Company, LLC, as rights agent, further amended the Rights Plan to extend the expiration date of the rights from March 12, 2012 to July 3, 2013. Except for the extension of the expiration date, the Rights Plan otherwise remained unmodified. The extension was made to preserve the value of the Tax Benefits. As of December 31,2012, the Company's cumulative change in ownership among stockholders with at least a 5% ownership interest (as determined under the rules of Section 382) was approximately 44% over the immediately preceding three-year period. On March 1, 2013, the Company further amended the Rights Plan to extend the expiration date from July 3, 2013, to July 3, 2016.
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

Performance Graph
Comparison of Five-Year Cumulative Total Return*
Columbia Laboratories, Inc., Russell 2000 Index, Value Line Drug, and Peer Group
(Performance Results Through 12/31/2012)

$200.00
$150.00
$100.00
$50.00
$0.00
Columbia Laboratories, Inc.
Russell 2000 Index
Value Line Drug
Peer Group
$185.58
$152.53
$127.36
$115.37
$110.13
$110.88
$102.30
$90.83
$100.00
$96.72
$81.64
$70.25
$74.08
$65.20
$55.95
$47.58
$45.93
$33.73
$37.04
$28.19
2007
2008
2009
2010
2011
2012

* Assumes $100 invested at the close of trading on December 31, 2007 in Columbia Laboratories, Inc. Common Stock, Russell 2000 Index, Value Line Drug, and Peer Group.
Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Peer Group Companies are BioDelivery Sciences Int. Inc., BioSante Pharmaceuticals, Inc., Cytokinetics Inc., NovaBay Pharmaceuticals, Inc., Pain Therapeutics Inc., Pozen Inc., Tranzyme, Inc., and Vanda Pharmaceuticals, Inc.

Item 6. Selected Financial Data
The following selected financial data are derived from the Company’s audited financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The historical results are not necessarily indicative of the results we expect for future periods. The consolidated statement of operations data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 and consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from audited consolidated financial statements.
Financial Highlights

	December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
(000's except per share data)
Net revenues	$25,828	$43,062	$45,676	$32,196	$36,229
Gross profit	13,040	31,371	36,655	23,002	25,294
Operating expenses	10,231	8,442	35,482	36,165	32,552
Interest expense	—	12	4,838	8,851	7,882
Net income (loss)	$9,917	$20,527	$(21,831)	$(21,870)	$(14,077)
Income (loss) per common share-basic and diluted
Basic	$0.11	$0.24	$(0.30)	$(0.39)	$(0.27)
Diluted	$0.03	$0.22	$(0.30)	$(0.39)	$(0.27)
Weighted average number of common shares outstanding
Basic	87,316	86,325	73,463	56,359	52,439
Diluted	88,504	92,549	73,463	56,359	52,439
Balance Sheet Data:
(000's)
Working capital	$32,157	$27,500	$1,997	$14,256	$12,305
Total assets	36,938	36,083	29,859	43,757	45,622
Notes payable	—	—	—	32,966	30,075
Long-term portion of financing agreements	—	—	—	15,234	13,126
Redeemable preferred series C stock	550	600	600	600	775
Shareholders' equity (deficiency)	31,365	20,631	(20,514)	(17,824)	(5,893)

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
Historically, we received revenues domestically from our Progesterone Products (CRINONE and PROCHIEVE) that we either promoted through our own sales force and sold to wholesalers and specialty pharmacies or sold to licensees. As of July 2, 2010 and the close of the Actavis Transactions , we supply Actavis with Progesterone Products which Actavis promotes and sells to wholesalers and specialty pharmacies in the United States, and we receive royalties on those sales. We also continue to supply Merck Serono with CRINONE 8% for resale outside the United States.
Effective May 19, 2010, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term.
On July 2, 2010, we sold substantially all of our progesterone related assets and 11.2 million shares of Common Stock to Actavis for a $47 million upfront payment, the forgiveness of $15 million in debt plus royalties on certain Progesterone Products and potential milestone payments. In June 2011, Columbia earned a $5 million milestone payment from Actavis based on the FDA's acceptance for filing of NDA 22-139. The Company remains eligible for $32.5 million in potential milestone payments related to receipt of regulatory approvals and product launches. However, all of these potential milestones relate to the preterm birth indication. Given that Actavis has discontinued the development of progesterone vaginal gel 8% for the preterm birth indication, we do not expect to receive these milestone payments. Additionally, Actavis is funding the development of a next-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.
In 2010, we periodically sold Replens Vaginal Moisturizer and RepHresh Vaginal Gel to Lil' Drug Store for resale; the supply agreement for these products expired on October 31, 2009.
On April 20, 2011, we sold the U.S. rights to STRIANT to Actient Pharmaceuticals, LLC, for a combination of cash upfront and royalties on annual sales of STRIANT above $10 million. The Company also licensed to Actient certain intellectual property related to the underlying progressive hydration technology for use in the treatment of hypogonadism and other indications related to low testosterone levels in men.
Columbia's business now consists of our CRINONE manufacturing revenues and royalties, our collaboration with Actavis on the development of next-generation progesterone products, and our novel bioadhesive drug delivery technologies and other products.
With the closing of the Actavis Transactions on July 2, 2010, CRINONE 8% and CRINONE 4% are marketed and sold in the U.S. by Actavis. We manufacture and sell product to Actavis at our cost plus 10%: these revenues are recorded within Product Revenues. In addition, we receive royalty payments of 10% of annual net sales of these products for annual net sales up to $150.0 million, 15% for sales above $150.0 million but less than $250.0 million; and 20% for annual net sales of $250.0 million and over. During 2012, we repackaged batches previously meant for the anticipated launch of the preterm birth into CRINONE.  This provides Actavis with sufficient volumes such that we do not expect any material orders from Actavis during 2013.
Outside the U.S., we supply Merck Serono with CRINONE 8% for resale at the greater of 30% of net sales or direct costs plus 20%.
Future recurring revenues will be derived primarily from product and royalty streams from our partners, Actavis and Merck Serono. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to the Company's two customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to customers' in-market sales. Future, non-recurring milestone payments will be recognized when and if the milestones are achieved. Operating expenses attributable to product selling, marketing and distribution activities have been eliminated. Research and development expenses should remain low for the foreseeable future.
On March 1, 2012, the Company announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. The Company recorded a severance charge of approximately $0.6 million in the first quarter of 2012, and expects to realize annual savings of over $1.5 million. The reduction primarily impacted research and development and general administrative positions. The Company's vice president, clinical research, resigned in October 2012; there were no charges related to his departure. In December 2012 the Company recorded approximately $0.9 million in severance related to the departure of two executive officers. Columbia’s remaining staff continues to focus on the future course of Columbia's business, executing its public reporting obligations, and management of its supply chain. In January, 2013, the Company has announced plans to relocate its Corporate headquarters to the area of Boston, Massachusetts.Severance and retention expense of approximately $0.5 million will be recorded over the first half of 2013.
All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees. Because our European revenues reflect these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.
From July 2010 through June 2011, the Company recorded and charged to U.S. operations the amortization of the deferred revenue recognized as a result of the completion of the Actavis Transactions, which amount totaled approximately $34 million. The Company historically charged to our United States operations all selling and distribution expenses that supported our marketing, sales and distribution efforts. From the fourth quarter of 2010 until the sale of STRIANT to Actient in April 2011, only distribution costs related to STRIANT were included in selling and distribution costs; since then, there have been and going forward, there will be no such costs. The Company historically charged to our United States operations research and development expenses for product development which principally supported new products and new label indications for products to be sold in this country. In addition, the majority of our general and administrative expenses represent the Company's management activities as a public company and are charged to our United States operations. The amortization of the repurchase of the U.S. rights to CRINONE was charged to our United States operations; amortization on these rights ceased with the closing of the Actavis Transactions in July 2010. As a result, we have historically shown a loss from our United States operations that has been significantly greater than, and offsets, the profits from our foreign operations.
In connection with the Actavis Transactions until the second anniversary of the date on which the Company and Actavis terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Actavis Transactions (i.e., July 2, 2015).
Effective May 19, 2010, the Company's wholly owned subsidiary, Columbia Laboratories (Bermuda) Ltd., renewed its license and supply agreement with Merck Serono under which Merck Serono is granted an exclusive license to our CRINONE products outside the United States. Our relationship with Merck Serono dates from 1999, and, unless further renewed, the supply agreement expires on May 19, 2015. Also, with the 2010 renewal, the Company agreed to assign its CRINONE trademark registrations outside the United States to Merck Serono. The Company owns and remains responsible for all proceedings relating to the patents on CRINONE outside the United States. Merck Serono holds marketing authorizations for CRINONE in over 60 countries outside the United States. With respect to those countries in which sales of CRINONE are material, we hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Australia, Canada, Ireland, Italy, Russia, and the United Kingdom, which patents expire in September 2014. We do not hold patents on the delivery system for the product in the following countries in which sales of CRINONE are material: Brazil, China, India, South Korea, Taiwan, Thailand, Turkey, and Vietnam.
Under the agreement, the Company is the exclusive supplier of CRINONE to Merck Serono. There is a forecasting and ordering procedure under which Merck Serono must provide the Company with a rolling 18-month forecast of Merck Serono's requirements of product for each country in which the product is marketed. The first four months of each forecast are firm orders. The Company is required to supply to Merck Serono all of its requirements of the product before supplying the Company's own requirements or that of any licensee of the Company in the United States, including Actavis.
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
Clinical Development of Progesterone Vaginal Gel 8% for Prevention of Preterm Birth in Women with Premature Cervical Shortening.
In 2010 and, to a lesser extent, 2011 and 2012, we invested significant resources in the development program for progesterone vaginal gel 8% to reduce the risk of preterm birth in women with a short cervix as measured by transvaginal ultrasound at mid-pregnancy. This program included a Phase III clinical trial in pregnant women (the “PREGNANT study”), a randomized, double-blind, placebo-controlled clinical trial designed to evaluate the ability of progesterone vaginal gel 8% to reduce the risk of preterm birth in women with a short cervix of between 1.0 and 2.0 centimeters as measured by transvaginal ultrasound at mid-pregnancy. The primary endpoint of this clinical trial was a reduction in preterm births at less than or equal to 32 6/7 weeks versus placebo. We initiated the PREGNANT study in early 2008 and in October 2008 we announced a collaboration with the Perinatology Research Branch (the “PRB”) of the Eunice Kennedy Shriver National Institutes of Child Health and Human Development, part of the NIH.
In December 2010, we announced positive top-line results from the PREGNANT Study and in April 2011 the study was published in the peer-reviewed journal Ultrasound in Obstetrics & Gynecology in a manuscript entitled Vaginal progesterone reduces the rate of preterm birth in women with a sonographic short cervix: a multicenter, randomized, double-blind, placebo-controlled trial. (Hassan SS, Romero R, et al., Ultrasound Obstet Gynecol 2011;38:18-31). The published results indicate that the administration of progesterone vaginal gel 8% vaginal progesterone gel from mid-pregnancy until term in women with a premature cervical shortening as confirmed by transvaginal ultrasound was associated with a statistically significant reduction in the rate of preterm birth at less than or equal to 32 6/7 weeks gestation, the primary endpoint of the study, compared to placebo gel. Use of progesterone vaginal gel 8% was associated with: a 44% reduction in the incidence of preterm birth before 33 weeks gestation (p=0.022) and a 39% reduction in preterm births before 35 weeks gestation (p=0.012). Improvement in infant outcome was noted with progesterone vaginal gel 8%.  The incidence and profile of adverse events in patients receiving progesterone vaginal gel 8% were comparable to placebo.
In April 2011, we filed a New Drug Application (NDA 22-139) for progesterone vaginal gel 8% for use in the reduction of risk of preterm birth in women with a singleton gestation and a short uterine cervical length in the mid-trimester of pregnancy. The NDA was reviewed by the FDA's Advisory Committee for Reproductive Health Drugs in January 2012. While Committee members generally agreed that PROCHIEVE 8% is safe, the Committee stated that more information is needed to support approval. On February 10, 2012, we transferred to Actavis NDA 22-139 pursuant to the second closing of the sale of assets under the Purchase Agreement. On February 24, 2012, Actavis received a Complete Response Letter (“CRL”) from the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL stated that the effect of treatment with progesterone vaginal gel 8% in reducing the risk of preterm birth in women with a short uterine cervical length at ≤ 32 6/7 weeks gestation (p=0.022) did not meet the level of statistical significance generally expected to support the approval of the product in the U.S. market from a single trial. In the CRL, the FDA stated that additional clinical work would be required to support the approval. Actavis held an "End-of-Review" meeting with the FDA to discuss the issues outlined in the CRL and in August 2012 filed a Formal Dispute Resolution Request (“FDRR”) related to this application. The FDA denied Actavis's FDRR in October 2012.
In 2012, both the Society for Maternal-Fetal Medicine (“SMFM”) and the American College of Obstetricians and Gynecologists (“ACOG”) issued guidelines on the use of vaginal progesterone to reduce the risk of preterm birth in women with a singleton gestation without a prior preterm birth with a cervical length of ≤ 20mm before or at 24 weeks of gestation. The SMFM Clinical Guideline, issued March 2012, notes that “in women with singleton gestations, no prior PTB, and short CL ≤20mm at ≤24 weeks, vaginal progesterone, either 90-mg gel or 200-mg suppository, is associated with reduction in PTB and perinatal morbidity and mortality, and can be offered in these cases.” The ACOG Practice Bulletin 130, issued October 2012, states, “Vaginal progesterone is recommended as a management option to reduce the risk of preterm birth in asymptomatic women with a singleton gestation without a prior preterm birth with an incidentally identified very short cervical length less than or equal to 20 mm before or at 24 weeks of gestation.” Publication of these guidelines make it extremely difficult if not impossible to conduct another placebo-controlled clinical trial in the U.S. to obtain FDA approval of a progesterone product for the proposed preterm birth indication.
As a result, Actavis has decided not to continue to develop progesterone vaginal gel 8% to prevent preterm birth in women with a short cervix. Therefore, we can give no assurance that progesterone vaginal gel 8% will ever be approved by the FDA for this proposed indication. Given that Actavis has discontinued the development of progesterone vaginal gel 8% for the preterm birth indication, we do not expect to receive these milestone payments. Actavis continues funding the development of a next-generation vaginal progesterone product as part of a comprehensive life-cycle management strategy.

Results of Operations
Summary
Net Revenues

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec. from prior year	2010
	2012		2011
Net product revenues	$22,230,473	24%	$17,977,608	(34)%	$27,046,730
Royalties	3,459,852	16%	2,970,980	137%	1,252,382
Other revenues	138,052	(99)%	22,113,433	27%	17,377,185
Net revenues	$25,828,377	(40)%	$43,062,021	(6)%	$45,676,297
Cost of net product revenues	12,788,264		11,691,365		9,020,901
Total gross profit	$13,040,113		$31,370,656		$36,655,396
Total gross profit as a % of net revenues	50%		73%		80%
Total net product gross profit as a % of net product revenues	42%		35%		67%
Total net revenues decreased 40% in 2012 to $25.8 million as compared to $43.1 million in 2011. The decrease in net revenues is due to the recognition in 2011 of the amortization of $17.0 million in revenue related to the gain on the sale of the progesterone assets to Actavis and the $5.0 million milestone payment from Actavis for the filing of NDA 22-139 by the FDA, which more than offset the higher net revenue from product sales and royalties in 2012. Total net revenues decreased 6% in 2011 to $43.1 million as compared to $45.7 million in 2010. The decrease in net revenues was in part due to Actavis's assumption of domestic progesterone product sales for the second half of 2010 with direct sales by Columbia in the first half of 2010, offset by the recognition of the $5.0 million milestone payment from Actavis for the filing of NDA 22-139 by the FDA in the second quarter of 2011.
Net revenues include net product revenues (sales of progesterone products to Actavis and Merck Serono and, in 2010, to wholesalers and specialty pharmacies in the U.S., sales of STRIANT in 2010 and 2011, and sales of Replens and RepHresh to Lil' Drug Store in 2010), royalty revenues (primarily royalty revenues from Actavis on sales of progesterone products) and other revenues (primarily amortization of the deferred revenue and milestone payments from the Actavis Transactions in 2011 and 2010). Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to the Company's two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to customers' in-market sales.
In 2012, total net product revenues increased by 24% to $22.2 million as compared to $18.0 million in 2011.    For 2012, net product revenues from Merck Serono for international sales of CRINONE 8% increased by 17% primarily due to sales to countries with higher in-market sales prices. Net product revenues from Actavis for domestic sales of CRINONE increased by 35% over 2011 levels. Higher revenues for Actavis reflect higher pricing related to the inclusion of the cost of repackaging batches previously meant for the anticipated launch of the preterm birth indication offset by a 7% decrease in volume. In addition, net product revenues includes a reversal of the sales return reserve in the amount of $0.6 million for expired products that can no longer be returned. For 2011, total net product revenues decreased by 34% to $18.0 million as compared to $27.0 million in 2010.  This decrease takes into account the transfer in 2010 of CRINONE and PROCHIEVE assets, including responsibility for product sales in the U.S., to Actavis, the absence of sales in 2011 to Lil' Drug Store Products for Replens and RepHresh as a result of the contract expiration and, to a smaller extent, the transfer in 2011 of STRIANT product sales in the U.S. to Actient Pharmaceuticals, LLC.  For 2011, net product revenues from Merck Serono for international sales of CRINONE 8% increased by

40% primarily due to higher volume. STRIANT net product revenues were $0.4 million lower than in the 2010 period as a result of the sale to Actient Pharmaceuticals, LLC.
Total royalty revenues increased to $3.5 million in 2012 as compared to $3.0 million in 2011, as a result of the higher royalty revenues from Actavis on CRINONE due to increased sales. Total royalty revenues increased to $3.0 million in 2011 as compared to $1.3 million in 2010, partially as a result of the inclusion of a full year of royalty revenues from Actavis on CRINONE and PROCHIEVE after the closing of the Actavis Transactions compared with a half year in 2010, coupled with higher royalties from Actavis when comparing the second half of 2011 to the second half of 2010.
Total other revenues were $0.1 million in 2012 as compared to $22.1 million in 2011. The decrease is due to the recognition in 2011 of $17.0 million in revenue related to the gain on the sale of the progesterone assets to Actavis and the $5.0 million milestone payment from Actavis for the acceptance for filing of NDA 22-139 by the FDA. Total other revenues were $17.4 million in 2010, due to the recognition in 2010 of $17.0 million in revenue related to the gain on the sale of the progesterone assets to Actavis. The major component of other revenues in 2010 and 2011 was the amortization of the $34 million in deferred gains from the sale of the progesterone assets to Actavis, at an average rate of $8.5 million over four quarters (two in 2010 and two in 2011), representing the estimated remaining development period for PROCHIEVE 8%.
Gross profit decreased by 58% from $31.4 million in 2011 to $13.0 million in 2012, primarily as a result of the amortization of $17.0 million in revenue related to the gain on the sale of the progesterone assets to Actavis in the first half of 2011 and the $5.0 million milestone payment from Actavis for the acceptance for filing of NDA 22-139 by the FDA. Excluding this $22 million profit, gross profit increased $3.6 million in 2012 over the same period in 2011, This higher profit margin in 2012 as compared with 2011 was a result of a favorable product mix offset and a reversal of the sales return reserve in the amount of $0.6 million for expired products that can no longer be returned in part offset by a reserve for inventory which did not meet specifications in 2012 in the amount of $1.0 million. Gross profit decreased by 14% from $36.7 million in 2010 to $31.4 million in 2011 as a result of the product sales to Actavis in the entire 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the first half of 2010 at wholesale prices.
Gross profit as a percentage of total net revenues was 50% in 2012 as compared with 73% in 2011, which is a result of the absence of the amortization revenues and the milestone payment . Gross profit as a percentage of total net revenues was 73% in 2011 as compared with 80% in 2010. Excluding royalties, the deferred gain recognition and the milestone payment, the gross profit margin for 2012 would have been 42%, as compared with, 35% in 2011; the 8% point increase in margin is primarily due to of the higher margin from sales to countries with higher in-market sales prices. Excluding royalties and the deferred gain recognition, the gross profit margin for 2011 would have been 35%, as compared with, 67% in 2010, as a result of the product sales to Actavis in the entire 2011 period at cost-plus-10%, versus direct sales to wholesalers and specialty pharmacies in the U.S. in the first half of 2010 at wholesale prices.
During 2011 and into 2012, the Company invested in a capacity expansion project at its contract manufacturing site at Maropack in Switzerland to support the anticipated volumes related to the launch and subsequent higher volumes for PROCHIEVE. At the end of December 2012, the Company determined that the capacity was no longer needed and determined these assets were impaired. The Company recorded a one-time charge of $0.9 million in the fourth quarter of 2012 which was recognized within operating expenses.
The Company recorded a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient in the second quarter of 2011 which was recognized within operating expenses.
Selling and Distribution

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2012		2011		2010
Selling and distribution	$—	—%	$87,669	(99)%	$9,661,026
Historically, selling and distribution expenses have included payroll, employee benefits, equity compensation and other personnel-related costs associated with sales and marketing personnel, and advertising, market research, market data capture, promotions, tradeshows, seminars, other marketing related programs and distribution costs. Selling and distribution expenses were approximately $0.0 million, $0.1 million and $9.7 million in 2012, 2011 and 2010, respectively. As a result of the elimination of Columbia's sales and marketing organization following the closing of the Actavis transaction in 2010 and the sale of STRIANT to Actient in April 2011, there were no selling and distribution costs in 2012. In 2011, these expenses represented selling and distribution costs related to STRIANT. Selling and distribution expenses decreased by approximately 99% in 2011 compared to 2010 as a result of the elimination of Columbia's sales and marketing organization following the close of the Actavis Transactions on July 2, 2010. Major expenses during 2010 included the settlement in the amount of $1.8 million for a patent ligation with the

Bio-Mimetics, Inc. litigation (this represents a reduction in the reserve taken in the third quarter of 2010 of $0.4 million), $0.9 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares and the extension of the expiration period for options as a result of the Actavis Transactions and approximately $0.5 million in severance costs. These costs were offset by reductions in expenses of $2.5 million as our direct selling and marketing organization was shut down following the closing of the Actavis Transactions on July 2, 2010. In summary, in 2010, sales force and management costs were $5.1 million, product marketing expenses were $1.4 million and sales information and distribution costs were $0.8 million, in addition to the Bio-Mimetics settlement, stock compensation expense and severance costs mentioned above.
General and Administrative

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2012		2011		2010
General and administrative	$8,570,094	6%	$8,108,194	(45)%	$14,716,339
General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with finance, legal, information technology, facilities and certain human resources, and other administrative personnel, as well as legal costs and other administrative fees. General and administrative expenses increased by approximately $0.5 million, or 6%, to approximately $8.6 million in 2012 from approximately $8.1 million in 2011. The increased costs in 2012 over 2011 are due to severance costs of approximately $1.4 million which were recorded in 2012. Excluding these one-time costs, general and administrative costs would have decreased by $0.9 million or a decrease of 11% from 2011 levels. The decreased costs from 2010 to 2011 are due to the absence in 2011 of: costs of $4.2 million related to the Actavis Transactions; $0.6 million in incremental severance costs, $0.3 million in stock compensation costs from the accelerated vesting of all stock options and restricted shares as a result of the Actavis Transactions that occurred in 2010 and were not present in 2011; and lastly, $0.2 million in accrual reversals.
Research and Development

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2012		2011		2010
Research and development	$770,642	(72)%	$2,779,058	(68)%	$8,581,874
Research and development expenses include costs for product development, clinical development and regulatory fees, which are a combination of internal and third-party costs. Research and development expenses decreased in 2012 to $0.8 million compared to $2.8 million in 2011 and $8.6 million in 2010. Expenses in 2012 were lower than in 2011 as a result of the workforce reduction that took place in the first quarter of 2012 and the departure of the Company's vice president, clinical research, in October 2012. Expenses in 2011 were lower than in 2010 due to completion of the PREGNANT study in December 2010. As of March 2011, we had incurred the full $7.0 million for research and development spending on the PREGNANT study and related NDA for which we were responsible pursuant to the Actavis Transactions. Expenses in excess of that amount were the responsibility of Actavis. During the year ended December 31, 2012, $0.4 million in reimbursable costs was credited to research and development expense. During the year ended December 31, 2011, $3.2 million in reimbursable costs were credited to research and development expense. Research and development expenses in 2010 of $8.6 million included completion of the PREGNANT study which was begun in 2008 with top line results announced in December 2010 and an NDA submission in April 2011.
In 2010, the Company applied for and received a Qualified Therapeutic Discovery Project (”QTDP”) tax grant through the IRS. We recorded $244,479 in the fourth quarter for 2010 as a reduction in research and development expenses. The grant was received in the first quarter of 2011.
Amortization of CRINONE® Acquisition

		Percentage Inc./Dec. from prior year		Percentage Inc./Dec.from prior year
	2012		2011		2010
Amortization of CRINONE acquisition	$—	n/a	$—	(100)%	$2,522,364
We purchased the U.S. marketing rights for CRINONE® 8% from Merck Serono in December 2006 for $33.0 million. In the second quarter of 2007, we recognized a $1.0 million adjustment to the purchase price to reflect contingent liabilities for

Merck Serono sales returns. The $33.0 million charge was being amortized over 6.75 years, and the $1.0 million charge was being amortized over 6.5 years. The $1.0 million adjustment charge was fully amortized in 2010. Amortization expenses of the acquisition cost for CRINONE® U.S. marketing rights for 2012, 2011, and 2010 were $0.0 million, $0.0 million, and $2.5 million respectively. Amortization related to the marketing rights for CRINONE® 8% ceased as a result of the Actavis Transaction on July 2, 2010.
Other Income and Expense

		Inc./Dec. from prior year		Inc./Dec.from prior year
	2012		2011		2010
Other income and expense	$7,110,472	$9,472,860	$(2,362,388)	$21,117,502	$(23,479,890)
Other income and expense aggregated to a net income of $7.1 million in 2012 compared to net expense of $2.4 million in 2011 and $23.5 million in 2010. The 2012 other income and expense includes income ($7.0 million) related to the change in fair value of the warrants issued in conjunction with the October 2009 stock issuance which resulted from the decrease in stock price from December 31, 2011 through December 31, 2012.
The 2011 other income and expense includes expense ($2.7 million) related to the recognition of the change in fair value of the redeemable warrants issued in conjunction with the July 2010 convertible note retirement, which resulted from the increase in stock price from December 31, 2010 through January 20, 2011 and income ($0.6 million) related to the change in fair value of the warrants issued in conjunction with the October 2009 stock issuance which resulted from the decrease in stock price from December 31, 2010 through December 31, 2011. On January 20, 2011, when the contingent purchase rights on the redeemable warrants expired, the value of these warrants was reclassified to Capital in Excess of Par Value.
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
Interest expense was $4.8 million in 2010. There was essentially no interest expense in 2012 and 2011 due to the retirement of the Company's debt on July 2, 2010. Interest expense in 2010 included cash interest of $1.6 million on the convertible notes and $1.8 million in charges associated with amortization of the beneficial conversion feature, amortization of the warrant costs and issuance costs related to the Company's convertible subordinated notes. Interest expense in 2010 also included approximately $1.4 million as a result of amortizing the difference between the minimum amounts to be paid to PharmaBio and the amounts received as interest expense under the PharmaBio STRIANT Agreement. The decrease in 2010 interest expense reflects primarily the elimination of all cash interest-based debt following the closing of the Actavis Transactions.
Other income and expense in 2012 reflected foreign exchange losses of approximately $0.1 million and interest income from marketable securities of $0.2 million. Other income and expense in 2011 reflected foreign exchange losses of approximately $0.3 million and interest income from marketable securities of $0.1 million. In 2010, other expense of $0.3 million included foreign exchange losses, partially offset by interest income from marketable securities.
State Income Tax Benefit
In 2010, we realized proceeds from the sale of the Company's New Jersey state net operating losses of $0.5 million. We were not eligible to apply for the sale of New Jersey state net operating losses in 2011 and 2012.
Net Income (Loss)
Net income for 2012 was $9.9 million or $0.11 per basic and $0.03 per diluted share as compared to net income of $20.5 million, or $0.24 per basic and 0.22 per diluted share, in 2011 and a net loss of $21.8 million or $(0.30) basic and diluted per share in 2010.

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
On December 22, 2006, the Company issued (i) subordinated convertible notes in aggregate principal amount of $40 million (the “Convertible Notes”) and (ii) warrants to purchase 2,285,714 shares of Common Stock (the “Warrants”) with an exercise price of $5.50 per share. A portion of the proceeds were used to acquire the U.S. marketing rights to CRINONE® and the balance was used to pay related expenses and for working capital. The Convertible Notes bore interest at the rate of 8% per annum, payable quarterly in arrears commencing April 1, 2007. The Convertible Notes were convertible into shares of Common Stock at a conversion price of $5.25 per share. The maturity date of the Convertible Notes was December 31, 2011. The Warrants were exercisable beginning on June 20, 2007, and expired on December 22, 2011, at an exercise price of $5.50 per share, subject to adjustment in certain circumstances.
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
On March 3, 2010, the Company entered into an amendment with PharmaBio to the STRIANT Agreement. (the “PharmaBio Amendment”). The PharmaBio Amendment provided for the early termination of the STRIANT Agreement by permitting the Company to make certain payments required thereunder on an accelerated and discounted basis on the date the Company consummated (and contingent upon the Company consummating) a transfer of assets, sale of stock, licensing agreement and/or similar transaction yielding gross cash proceeds to the Company of $40 million or more.
On July 2, 2010, the Company paid $16.2 million to PharmaBio and the STRIANT Agreement was terminated. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the warrant granted to PharmaBio on July 22, 2009 was written off. PharmaBio retains the warrant to purchase 900,000 shares of Common Stock at $1.15 per share, which expires on November 22, 2014.
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
Our future material contractual obligations include the following:

In $000	For the Fiscal Years Ended December 31,
	Total	2013	2014	2015	2016	2017	Beyond
Operating lease obligations	$187	$187	$—	$—	$—	$—	$—
Executive employment agreements	1,109	1,109	—	—	—	—	—
Total	$1,296	$1,296	$—	$—	$—	$—	$—
The Company is in the process of relocating to Boston, Massachusetts. The move is anticipated to occur early in the second half of 2013. A lease has not yet be signed. Severance and retention expense of approximately $0.5 million will be recorded over the first half of 2013.

Recent Accounting Pronouncements
None that apply.
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

Liquidity and Capital Resources
Cash and cash equivalents were $28.6 million and $25.1 million at December 31, 2012 and December 31, 2011, respectively. Short term investments was $15.4 million and $15.0 million at December 31, 2012 and December 31, 2011, respectively. We expect to be cash flow positive in 2013. The Company believes its cash, cash equivalents and short term investments will sustain its operations for the foreseeable future.
Cash provided by (used in) operating, investing, and financing activities is summarized as follows:

	2012	2011	2010
Cash flows:
Operating activities:
Net income (loss)	$9,917,273	20,527,192	(21,830,682)
Non-cash charges	(4,441,966)	(16,072,183)	11,554,329
Cash income (loss)	5,475,307	4,455,009	(10,276,353)
Change in working capital	(1,131,442)	(5,794,880)	552,725
Total operating activities	4,343,865	(1,339,871)	(9,723,628)

Investing activities:
Purchase of property and equipment	(985,930)	(1,307,103)	(42,393)
Additions to short term investments	(234,767)	(15,101,980)	—
Proceeds from sale of assets	—	—	35,240,000
Proceeds from sale of STRIANT	—	3,100,000	—
Total investing activities	(1,220,697)	(13,309,083)	35,197,607

Financing activities:
Redemption of series C convertible preferred stock	(50,000)	—	—
Net proceeds from issuance of common stock and warrants	—	—	11,643,897
Proceeds from financing agreements - Actavis Note	—	—	15,000,000
Payment of note payable	—	—	(25,999,999)
Proceeds from exercise of options	—	2,641,950	79,148
Proceeds from exercise of warrants	—	653,299	—
Repurchase of company stock	—	—	(3,059,997)
Payment pursuant to financing agreements	—	—	(16,155,903)
Payments for the purchase of treasury stock	—	(125,381)	(62,280)
Dividends paid	(29,334)	(30,000)	(30,000)
Total financing activities	(79,334)	3,139,868	(18,585,134)

Effect of exchange rate changes on cash	46,070	(7,730)	(15,481)

NET INCREASE (DECREASE) IN CASH	$3,089,904	$(11,516,816)	$6,873,364

Ending Cash Balance	$13,204,067	$10,114,163	$21,630,979
Operating Activities:
The net income in 2012 of $9.9 million is decreased by non-cash items totaling $4.4 million resulting in cash income of $5.5 million. The non cash items include such items as the change in value of the redeemable warrants (+$7.0 million), the write-down of inventories (-$1.0 million),the write-down of impaired assets (-$0.9 million) and provisions for sales returns and stock based compensation. Changes to assets and liabilities decreased by $1.1 million, primarily related to cash received from customers (+1.3 million) , offset by decreases in payables (-2.0 million) primarily related to the payments to contract manufacturers and raw material vendors in the first half of 2012 and an increase in prepaid expenses (0.6 million) reflecting the payment of D&O insurance in December 2012.
The net income in 2011of $20.5 million is decreased by non-cash items totaling $16.1 million resulting in cash income of $4.5 million. The non-cash items include such items as the add back of the gain on the sale of STRIANT. (-$2.5 million), the change in value of the redeemable and stock warrants (+$2.2 million), the recognition of deferred income from the Actavis Transactions (-$17.1 million), and provisions for sales returns and stock based compensation. Changes to assets and liabilities decreased by $5.8 million, primarily related to an increase in inventory of $1.4 million related to the buildup of pre-launch production for PROCHIEVE 8%, coupled with decreases in payables of $1.9 million primarily related to the payment of the Bio-Mimetics settlement and $1.8 million primarily related to reimbursement for sales returns.
The net loss in 2010 of $21.8 million is reduced by non-cash items totaling $11.6 million leaving cash losses of $10.3 million. The non-cash items include such items as the change in value of the redeemable and stock warrants (+$13.2 million), the recognition of deferred income from the Actavis Transactions (-$17.4 million), the loss on extinguishment of debt (+5.2 million), depreciation and amortization expenses., and provisions for sales returns and stock based compensation. Changes to assets and liabilities increased by $0.6 million, primarily related to increases of $0.6 million in prepaid expenses related to insurance payments.
Investing Activities:
In 2012, the company invested $1.2 million of which $0.2 million was for short term investments and $1.0 million for the purchase of equipment.
In 2011, the company invested $13.3 million of which $15.1 million was for short term investments and $1.3 million for the purchase of equipment. In addition, the proceeds from the sale of STRIANT offset these uses.
In 2010, net cash provided by investing activities was $35.2 million as a result of the proceeds from the sale of the progesterone assets to Actavis.
Financing Activities:
Net cash used in financing activities in 2012 was $0.1 million, due to the redemption of the series C convertible preferred stock and dividends paid.
Net cash provided by financing activities in 2011 was $3.1 million, primarily from the exercise of stock options and warrants.
Net cash used in financing activities in 2010 was $18.6 million, consisting of $11.7 million in proceeds from the sale of Shares to Actavis as a result of the Actavis Transactions and $15 million in the proceeds from the Actavis Note which was later forgiven as part of the Actavis Transactions offset by the redemptions of the Notes in the amount of $26.0 million and the PharmaBio debt under the STRIANT Agreement in the amount of $16.2 million, which eliminated all of Columbia's debt. In addition, in 2010, Columbia repurchased 3,333,330 shares of the Company's Common Stock for $3.1 million. The Company also acquired $0.1 million of treasury stock and received $0.1 million in cash from the exercise of options.
Also, as previously discussed, on March 5, 2003, the Company and PharmaBio entered into the PharmaBio Agreement under which PharmaBio paid $15 million to the Company over a 15-month period that commenced with the signing of the agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales levels, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the third quarter of 2003 and were subject to aggregate minimum ($30 million) and maximum ($55 million) amounts. Through July 2, 2010 when the final payment to PharmaBio was made, the Company had paid $13.5 million in royalties to PharmaBio under this agreement.
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
On July 2, 2010, the Company paid $16.2 million to PharmaBio and the STRIANT Agreement was terminated. In addition, the amortization of the remaining balance of deferred debt costs of $225,000 for the value assigned to the warrant granted to PharmaBio on July 22, 2009 was written off. PharmaBio retains the warrant to purchase 900,000 shares of Common Stock at $1.15 per share.

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
As of December 31, 2012, the Company had outstanding exercisable options and warrants that, if exercised, would result in approximately $24.4 million of additional capital and would cause the number of shares of Common Stock outstanding to increase by 15,874,453 shares. However, there can be no assurance that any such options or warrants will be exercised. The aggregate intrinsic value of exercisable options and warrants at December 31, 2012, were $0.0 million and $0.0 million, respectively.
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
As of December 31, 2012, the Company had available net operating loss carryforwards of approximately $155 million to offset its potential future U.S. taxable income. There can be no assurance that the Company will have sufficient income to utilize the net operating loss carryforwards or that the net operating loss carryforwards will be available at that time.
In accordance with Statement of Financial Accounting Standards ASC 740, as of December 31, 2012 and 2011, other assets in the accompanying consolidated balance sheet include deferred tax assets of approximately $62.3 million and $59.2 million, respectively, (comprised primarily of a net operating loss carryforwards) for which a valuation allowance has been recorded because the probability of realizing the deferred tax assets is not determinable.
Actavis Transactions and Debt Restructuring
On March 3, 2010, the Company and Actavis entered into a Purchase and Collaboration Agreement(the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Actavis (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock (the “Actavis Transaction”). After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono.
On June 1, 2010, the Company borrowed $15,000,000 from Actavis pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Actavis Note”). Amounts due under the Actavis Note accrued interest at the rate of 4% per annum. If the Actavis Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Actavis Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Actavis Note) with any party other than as contemplated pursuant to the Actavis Transactions, the Actavis Note would accelerate, and the Company would be required to repay all amounts due under the Actavis Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company's Convertible Subordinated Notes (the "Notes") were paid in full or (ii) 21 Trading Days (as defined in the Actavis Note) after the occurrence of such Fundamental Transaction. If neither the Actavis Transactions nor another Fundamental Transaction closed, the Actavis Note would become due and payable on December 31, 2011. If the Company were required to repay the Actavis Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Actavis on the date the Actavis Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.
At the closing of the Actavis Transactions, in consideration for the sale of the Purchased Assets and the Shares, Actavis paid the Company $47 million in cash, forgave the Actavis Note and assumed certain liabilities associated with the Purchased Assets. In addition, Actavis agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Actavis paid a $5 million milestone upon the acceptance by FDA of NDA 22-139 which was recorded in other revenues in 2011, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not met. Actavis also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Actavis commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Actavis or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Actavis Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Actavis have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company is responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. We were responsible for the costs of conducting the PREGNANT study and the preparation, filing and approval process of the related NDA up to a maximum amount of $7 million from January 1, 2010. We reached the $7 million threshold in March 2011. All subsequent development costs incurred in connection with the development collaboration have been paid or reimbursed by Actavis and accounted for as a reduction of the recorded development costs.
The parties also agreed to enter into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Actavis has the right to designate a member of the Company's Board of Directors for the period set forth therein, Actavis will obtain certain registration rights pertaining to the Shares and Actavis will agree to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply CRINONE 8%, PROCHIEVE 4% and PROCHIEVE 8% to Actavis for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
The Company's stockholders approved the Actavis Transactions on July 1, 2010. The Actavis Transactions closed on July 2, 2010.
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
As part of the Purchase Agreement, from the date of the closing of the Actavis Transactions until the second anniversary of the date on which the Company and Actavis terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Actavis Transactions on July 2, 2010.
Accounting Treatment of the Actavis Transactions
Upon the closing of the Actavis Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Actavis Note proceeds plus accrued interest to the fair value of the Shares and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess has been recorded as deferred revenue and was being amortized over the remaining research and development period for the PREGNANT study including the Company's filing with, and the FDA acceptance of, NDA 22-139 in June 2011.
Transaction costs in connection with the Actavis Transactions, which included investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense. For 2010, these expenses were $4.2 million.

Royalties on net sales of all Progesterone Products by Actavis will be recognized as revenue when earned. Future contingent milestone payments under the Actavis Purchase Agreement, if any, will be recognized as revenue when and if these milestones are achieved. All royalty and milestone payments from Actavis are subject to a 1% fee payable to Torreya, the Company's investment advisor on the Actavis Transactions, and will be recorded upon the achievement of the milestones or receipt of the royalties subject to a maximum aggregate payment of $10 million. To ensure the successful transition of the commercial operations of CRINONE and PROCHIEVE, the Company continued certain contracts and services with its vendors on behalf of Actavis for which Actavis reimbursed the Company. These expenses and payments have been netted within operating expenses.
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
Revenue recognition. The Company’s revenue recognition policy is significant because revenue is a key component of our results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to our two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to our customers' in-market sales. Historically, revenues from the sale of products have been recorded at the time goods were shipped to customers; this will continue to be the case for sales to international customers. Subsequent to the closing on July 2, 2010 of the Actavis Transactions, sales of progesterone products to Actavis are recorded upon receipt of goods at Actavis's warehouse. The Company believes it has not made any shipments in excess of its customers' ordinary course of business inventory levels. License fees are recorded over the life of the license. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees. Deferred revenue recognized as a result of the Actavis Transactions was amortized over the remaining research and development period for the PREGNANT study, including the Company's filing with, and the FDA's acceptance of, NDA 22-139 in June 2011. Other deferred revenue is amortized over the life of the underlying agreement. License fees are recorded over the life of the license.
Sales Returns. The Company's policy for sales to the trade prior to the Actavis Transactions allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores are estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and are recorded as a reduction to sales in the same period as the related sales are recognized. The Company assumes that its customers are using the first-in, first-out method in filling orders so that the oldest saleable product is used first. The Company records a provision for returns on a quarterly basis using an estimated rate and adjusts the provision when necessary. We are only responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Actavis Transactions on July 2, 2010, and for STRIANT sold prior to the sale of the product to Actient in April 2011. The Company is not responsible for returns for international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year. During 2012, the Company recorded a reversal of the sales return reserve in the amount of $0.6 million for expired products that can no longer be returned.
Accounting for Fair Value for Warrant Liabilities. - The estimated fair value of the Common Stock warrant liability and embedded derivative are determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement.
Share-based compensation. - The Company recognizes compensation expense [ASC 718, “Share Based Payment”, formerly SFAS 123(R)], for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

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
The Company does not believe that it has material exposure to market rate risk. The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk. Expenditures primarily related to manufacturing in 2012 were $0.7 million less than they would have been if the average 2011 exchange rates had been in effect in 2012.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
 The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.
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
Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, The Chief Executive Office and the Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
BDO USA, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting (see Report of Independent Registered Public Accounting Firm).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbia Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 13, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 13, 2013

Item 9B. Other Information
In the fourth quarter of 2012, the Company reported all required disclosures on Form 8-K.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information matters required by Item 10 other than disclosed below is incorporated herein by reference to Columbia’s Proxy Statement for its 2013Annual Meeting of Shareholders.
Our executive officers and Directors as of March 9, 2013 were as follows:

Name	Age	Position with the Company
Frank C. Condella, Jr.	58	President, Chief Executive Officer, Director
Jonathan B. Lloyd Jones	52	Vice President, Chief Financial Officer, Treasurer, and Secretary
Stephen G. Kasnet	67	Chairman of the Board
Edward A. Blechschmidt	60	Director
Valerie L. Andrews	53	Director
Cristina Csimma, PharmD	54	Director
G. Frederick Wilkinson	56	Director
Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer, director and any other person pursuant to which the executive officer was selected or director was elected.
Mr. Condella has served as Chief Executive Officer since December 2009 and has been a director of Columbia since March 2009. Mr. Condella has over 30 years of experience in both privately and publicly held companies, all of which were in the life sciences industry. He was chief executive officer of Skyepharma plc from March 2006 to September 2008, president of European operations and managing director, UK at IVAX Corporation from 2002 to February 2006, and president and chief executive officer of Faulding Pharmaceutical Co., from 2000 to 2001. Previously, he was vice president of Specialty Care Products at Hoffman-La Roche and vice president and general manager of the Lederle unit of American Home Products. Mr. Condella is the non-executive chairman of Skyepharma plc. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University. Mr. Condella has a wide ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing and sales, business development, manufacturing and product development.
Mr. Lloyd Jones has served as our Vice President and Chief Financial Officer since January 2013. He has over 25 years of corporate development and finance experience. He has led negotiations, valuation and diligence teams that developed and executed over $2 billion of biotechnology and pharmaceutical company mergers and acquisitions, financing and licensing transactions. Most recently, he served as chief financial officer and vice president of corporate development at TetraLogic Pharmaceuticals, Inc., a venture capital-funded biotechnology company. From 2006 to 2010, Mr. Lloyd Jones was vice president of finance at TransMolecular, Inc. During the prior 10 years, he was employed by Genzyme Corporation as a senior director of corporate development. Earlier in his career Mr. Lloyd Jones headed banking and financial operations at The Royal Bank of Scotland (Nassau) Ltd., part of the Royal Bank of Scotland Group. None of the organizations at which Mr. Lloyd Jones was employed are affiliates of the Company. Mr. Lloyd Jones holds an MBA degree from The Wharton School of the University of Pennsylvania and is a member of the Institute of Chartered Accountants in England & Wales.
Mr. Kasnet has been a Director of the Company since August 2004 and Chairman of the Board since November 2004. He was president and chief executive officer of Dartmouth Street Capital LLC (real estate) from April 2007 through September 2009. He was president and chief executive officer of Harbor Global Company, Ltd. (investment management and real estate), from June 2000 through 2006. He previously held senior management positions with various financial organizations, including Pioneer Group, Inc.; First Winthrop Corporation and Winthrop Financial Associates; and Cabot , Cabot, and Forbes. He serves as chairman of the board of Rubicon Ltd. (forestry) and is a director of Tenon Ltd. (wood products). He is a director and chairman of the audit committee of Two Harbor Investment Corp (real estate), a director of Silver Bay Realty Trust, and a director of First Ipswich Bank.He was chairman of Warren Bank from 1990 to 2003. He is also a trustee of The Governor’s Academy, Byfield, MA.
Mr. Kasnet has extensive experience in matters of finance, corporate strategy and senior leadership relevant to public companies.

Mr. Blechschmidt has been a Director of Columbia since August 2004. He was chief executive officer of Novelis, Inc. (aluminum rolled products) from December 2006 to May 2007. He was chairman, chief executive officer and president of Gentiva Health Services (home healthcare) from March 2000 until his retirement in July 2002. He previously served as chief executive officer and a director of Olsten Corporation (“Olsten”) (staffing services), the conglomerate from which Gentiva Health Services was split off and taken public. Before joining Olsten, Mr. Blechschmidt was president and chief executive officer of both Siemens' Nixdorf Americas (information technology) and Siemens' Pyramid Technology (information technology), prior to which he served more than 20 years with Unisys Corporation (information technology), ultimately as chief financial officer. He is currently a director of Lionbridge Technologies, Inc. (business services) Diamond Foods, Inc (snack foods) and VWR International, LLC, (laboratory supplies). Mr. Blechschmidt is also chairman of the board of Quintig, a private software company. In addition, he served on the board of directors of Healthsouth Corp. from 2004 to 2012 and Option Care, Inc., from 2005 to 2007.
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
Dr. Csimma has been a director of the Company since September 2010. Dr. Csimma has been chief executive officer of Cydan Development, Inc. (therapeutics for orphan diseases) since November 2012, prior to which she was engaged in strategic advisory roles with the biopharmaceutical and venture capital industries, as well as government and patient organizations. She served as vice president, Drug Development, of Virdante Pharmaceuticals, Inc., from January 2009 to May 2011. She was a principal of Clarus Ventures, LLC (life sciences venture capital), from 2006 through 2008. She was senior director/director, Experimental Medicine and Translational Research, Wyeth Research (pharmaceuticals) from 2001 to 2006, and director, Clinical Research and Development, Wyeth-Ayerst Research (pharmaceuticals) from 2000 to 2001. Previously, Dr. Csimma held various positions, including associate director, Clinical Research, with Genetics Institute from 1988 to 2000, and was a clinical pharmacist with Dana-Farber Cancer Institute from 1983 to 1988. Dr. Csimma holds B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University..
Dr. Csimma has extensive experience in the biopharmaceutical industry, venture capital and academic settings, and worked globally in multiple therapeutic areas, with leadership roles in drug development, clinical research, and translational medicine.
Mr. Wilkinson has been a Director of the Company since July 2010. Mr. Wilkinson is president of Actavis Specialty Brands, of Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) before which he was president, Global Brands of Watson. Prior to joining Watson in September 2009, Mr. Wilkinson was president and chief operating officer of Duramed Pharmaceuticals, Inc., the proprietary products subsidiary of Barr Pharmaceuticals, Inc., from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was president and chief executive officer of Columbia from 2001 to 2006. From 1996 to 2001, Mr. Wilkinson was senior vice president and chief operating officer of Watson. Prior to joining Watson, he spent sixteen years at Sandoz Pharmaceuticals in numerous senior management positions of increasing responsibility.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to Columbia’s Proxy Statement for its 2013 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to Columbia’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to Columbia’s Proxy Statement for its 2013 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Columbia’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements and Financial Statement Schedules

Indexes to financial statements and financial statement schedules appear on F-1 and F-26, respectively.

(b) Exhibits

Exhibit No	Description
2.1	Purchase and Collaboration Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated March 3, 2010 (19)

3.1	Restated Certificate of Incorporation of the Company, as amended (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (22)

3.3	Amended and Restated By-laws of Company (28)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (2)

4.2	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (7)

4.3*	Form of Restricted Stock Agreement (9)

4.4*	Form of Option Agreement (13)

4.5	Form of Warrant (22)

4.6	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated November 29, 2010 (24)

4.7
Amendment No. 1, dated as of September 20, 2011, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (29)

4.8
Amendment No. 2, dated as of March 1, 2013, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (34)

10.1	1996 Long-term Performance Plan, as amended, of the Company (1)

10.2	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (3)

10.3†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (4)

10.4*	Form of Indemnification Agreement for Officers and Directors (5)

10.5†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (9)

10.7	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (10)

10.8	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (11)

10.9*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (12)

10.10*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (13)

10.11*	Form of Executive Change of Control Severance Agreement (13)

10.12*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (15)

10.13*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (14)

10.14*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (16)

10.15	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (17)

10.16	Note Purchase and Amendment Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated March 3, 2010 (19).

10.17*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010 (20)

10.18	Second Amended and Restated License and Supply Agreement dated May 14, 2010 between the Company and Ares Trading S.A.(21)

10.19	Investor’s Rights Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.20	Supply Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.21	License Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.22	Securities Purchase Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated August 9, 2010 (23)

10.23	Settlement Agreement and Release by and between Bio-Mimetics, Inc. and Columbia Laboratories, Inc. dated December 3, 2010 (25)

10.24*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr., dated March 1, 2011 (26)

10.25	Asset Purchase Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (27)

10.26	License Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc.(27)

10.27	U.S. Supply Agreement Assignment dated April 20, 2011, between Mipharm S.p.A., and Columbia Laboratories (Bermuda), Ltd.(27)

10.28
Agreement dated February 10, 2012, between Columbia Laboratories, Inc., and Coventry Acquisition, LLC, to Waive Conditions Precedent to Second Closing of March 3, 2010 Purchase and Collaboration Agreement (30)

10.29	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (31)

10.30	License Agreement dated July 24, 2012, between Columbia Laboratories, Inc., and Scientelle LLC (32)
10.31*	Employment Agreement by and between Columbia Laboratories, Inc., and Jonathan B. Lloyd Jones dated January 15, 2013 (33)

14	Code of Ethics of the Company (5)

21	Subsidiaries of the Company (34)

23.1	Consent of BDO USA, LLP

31(i).1	Certification of Chief Executive Officer of the Company (34)

31(i).2	Certification of Chief Financial Officer of the Company (34)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

101††	XBRL data file (34)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

2/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

3/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

9/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

12/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

13/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

15/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

20/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 5, 2010

21/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 18, 2010

22/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 6, 2010

23/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2010

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 30, 2010

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 6, 2010

26/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 20, 2011

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2011

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 16, 2011

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 10, 2012

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 7, 2012

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 26, 2012

33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 15, 2013

34/	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

Date:	March 13, 2013	By:	/s/	Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones, Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Frank C. Condella, Jr.		March 13, 2013
	Frank C. Condella, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/	Jonathan B. Lloyd Jones		March 13, 2013
	Jonathan B. Lloyd Jones	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/	Valerie L. Andrews		March 13, 2013
	Valerie L. Andrews	Director

/s/	Edward A. Blechschmidt		March 13, 2013
	Edward A. Blechschmidt	Director

/s/	Cristina Csimma		March 13, 2013
	Cristina Csimma	Director

/s/	Stephen G. Kasnet		March 13, 2013
	Stephen G. Kasnet	Chairman of the Board of Directors

/s/	G. Frederick Wilkinson		March 13, 2013
	G. Frederick Wilkinson	Director

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

We have audited the accompanying consolidated balance sheets of Columbia Laboratories, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Laboratories, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbia Laboratories, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 13, 2013

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

ASSETS

	2012	2011
CURRENT ASSETS
Cash and cash equivalents of which $5,719,126 in 2012
and $5,215,349 in 2011 is interest bearing	$13,204,067	$10,114,163
Short term investments	15,433,967	15,023,999
Accounts receivable, net of allowances for doubtful
accounts of $100,000 in 2012 and 2011 (including amounts from related party 2012 - $2,263,508; 2011 - $1,760,304)	3,422,653	4,695,410
Inventories	2,626,606	3,635,730
Prepaid expenses and other current assets	1,284,279	667,927
Total current assets	35,971,572	34,137,229

PROPERTY AND EQUIPMENT
Machinery and equipment	1,901,185	2,945,324
Computer software	646,294	671,498
Office equipment and furniture and fixtures	1,579,698	738,405
	4,127,177	4,355,227
Less-accumulated depreciation and amortization	(3,199,950)	(2,874,156)
	927,227	1,481,071

OTHER ASSETS	38,882	464,286

TOTAL ASSETS	36,937,681	36,082,586
(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2012	2011
CURRENT LIABILITIES:
Accounts payable	1,504,677	3,526,171
(including amounts to related party 2012 - $69,017; 2011 - $503,763)
Accrued expenses	2,216,524	3,016,596
Deferred revenue	93,750	93,750
Total current liabilities	3,814,951	6,636,517
DEFERRED REVENUE	33,526	46,416
COMMON STOCK WARRANT LIABILITY	1,173,747	8,168,846
TOTAL LIABILITIES	5,022,224	14,851,779

COMMITMENTS AND CONTINGENCIES

Contingently redeemable series C preferred stock, 550 and 600 shares issued and outstanding in 2012 and 2011, respectively (liquidation preference of $550,000 and $600,000 in 2012 and 2011, respectively)	550,000	600,000
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized,
Series B convertible preferred stock, 130 shares issued and
outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and
outstanding (liquidation preference of $2,274,000)	227	227
Common Stock $.01 par value; 150,000,000 shares
authorized; 87,543,781 and 87,367,313 shares issued in 2012 and 2011, respectively	875,437	873,673
Capital in excess of par value	278,697,432	278,060,138
Less cost of 36,448 treasury shares	(125,381)	(125,381)
Accumulated deficit	(248,365,480)	(258,282,753)
Accumulated other comprehensive income	283,221	104,902
Shareholders' equity	31,365,457	20,630,807
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,937,681	$36,082,586
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31,

	2012	2011	2010
REVENUES
Net product revenues (including amounts from
related party: 2012 - $4,304,519; 2011 - $3,201,464 and 2010 - $2,015,584)	$22,230,473	$17,977,608	$27,046,730
Royalties (including amounts from
related party: 2012 - $3,079,379; 2011 - $2,650,831 and 2010 - $1,051,184)	3,459,852	2,970,980	1,252,382
Other revenues (including amounts from
related party: 2012 - $0; 2011 - $21,974,383 and 2010 - $17,067,649)	138,052	22,113,433	17,377,185
Total net revenues	25,828,377	43,062,021	45,676,297

COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from
related party: 2012 - $3,913,199; 2011 - $2,874,873 and 2010 - $1,357,098)	12,788,264	11,691,365	9,020,901
Gross profit	13,040,113	31,370,656	36,655,396

OPERATING EXPENSES:
Selling and distribution	—	87,669	9,661,026
General and administrative	8,570,094	8,108,194	14,716,339
Research and development (net of reimbursement from
related party: 2012 - $435,199; 2011 - $3,196,601 and 2010 - $-)	770,642	2,779,058	8,581,874
Write-down of impaired assets	889,869	—	—
Net gain on U.S. sale of STRIANT	—	(2,533,127)	—
Amortization of licensing right	—	—	2,522,364
Total operating expenses	10,230,605	8,441,794	35,481,603
Income from operations	2,809,508	22,928,862	1,173,793

OTHER INCOME (EXPENSE):
Interest income	238,033	107,257	28,843
Interest expense	—	(12,111)	(4,837,688)
Loss on debt extinguishment	—	—	(5,156,775)
Change in fair value of redeemable warrants	—	(2,721,205)	(7,961,939)
Unrealized gain (loss) on stock warrants	6,995,099	556,662	(5,229,089)
Other, net	(122,660)	(292,991)	(323,242)
Total other income (expense)	7,110,472	(2,362,388)	(23,479,890)
Income (loss) before taxes	9,919,980	20,566,474	(22,306,097)
State income (tax) benefit	(2,707)	(8,282)	475,415
Federal income taxes	—	(31,000)	—
NET INCOME (LOSS)	$9,917,273	$20,527,192	$(21,830,682)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.11	$0.24	$(0.30)
Diluted	$0.03	$0.22	$(0.30)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	87,315,808	86,325,350	73,462,937
Diluted	88,504,274	92,549,153	73,462,937
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31,

	2012	2011	2010
NET INCOME (LOSS)	$9,917,273	$20,527,192	$(21,830,682)

Other comprehensive income (loss):
Foreign currency translation	3,118	(13,721)	(1,123)
Unrealized gain (loss) on short term investments	175,201	(77,981)	—

COMPREHENSIVE INCOME (LOSS)	$10,095,592	$20,435,490	$(21,831,805)
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2012

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par Value	Number of Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	130	$1	59,000	$590	65,761,986	$657,619	$238,579,829	(131,935)	$(280,813)	$(256,979,263)	$197,727	$(17,824,310)
Issuance of common stock	—	—	—	—	18,607,407	186,074	19,229,408	—	—	—	—	19,415,482
Issuance of warrants	—	—	—	—	—	—	22,148	59,375	57,000	—	—	79,148
Share based compensation expense	—	—	—	—	65,218	652	2,799,604	—	—	—	—	2,800,256
Repurchase of Company Stock	—	—	—	—	—	—	—	(3,333,330)	(3,059,997)	—	—	(3,059,997)
Purchase of treasury stock	—	—	—	—	—	—	—	(56,234)	(62,280)	—	—	(62,280)
Dividends on preferred stock	—	—	—	—	—	—	(30,000)	—	—	—	—	(30,000)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Net loss	—	—	—	—	—	—	—	—	—	(21,830,682)	—	(21,830,682)
Balance, December 31, 2010	130	$1	59,000	$590	84,434,611	$844,345	$260,600,989	(3,462,124)	$(3,346,090)	$(278,809,945)	$196,604	$(20,513,506)
Options exercised	—	—	—	—	689,950	6,900	1,673,336	995,064	961,714	—	—	2,641,950
Conversion of Series E Preferred Stock	—	—	(36,260)	(363)	1,339,800	13,398	(470,376)	473,200	457,341	—	—	—
Warrants exercised	—	—	—	—	868,072	8,681	(721,019)	1,993,860	1,927,035	—	—	1,214,697
Share based compensation expense	—	—	—	—	34,880	349	814,171	—	—	—	—	814,520
Purchase of treasury stock	—	—	—	—	—	—	—	(36,448)	(125,381)	—	—	(125,381)
Dividends on preferred stock	—	—	—	—	—	—	(30,000)	—	—	—	—	(30,000)
Reclassification of redeemable warrants	—	—	—	—	—	—	16,193,037	—	—	—	—	16,193,037
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(13,721)	(13,721)
Unrealized loss on short term investments	—	—	—	—	—	—	—	—	—	—	(77,981)	(77,981)
Net income	—	—	—	—	—	—	—	—	—	20,527,192	—	20,527,192
Balance, December 31, 2011	130	$1	22,740	$227	87,367,313	$873,673	$278,060,138	(36,448)	$(125,381)	$(258,282,753)	$104,902	$20,630,807
Share based compensation expense	—	—	—	—	176,468	1,764	666,628	—	—	—	—	668,392
Dividends on preferred stock	—	—	—	—	—	—	(29,334)	—	—	—	—	(29,334)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	3,118	3,118
Unrealized gain on short term investments	—	—	—	—	—	—	—	—	—	—	175,201	175,201
Net income	—	—	—	—	—	—	—	—	—	9,917,273	—	9,917,273
Balance, December 31, 2012	130	$1	22,740	$227	87,543,781	$875,437	$278,697,432	(36,448)	$(125,381)	$(248,365,480)	$283,221	$31,365,457
The accompanying notes to consolidated financial statements are an integral part of these statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,917,273	$20,527,192	$(21,830,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	642,358	166,990	3,161,090
Amortization of beneficial conversion features	—	—	918,710
Amortization of warrants	—	—	673,852
Gain on sale of STRIANT	—	(2,533,127)	—
Change in value of redeemable warrants	—	2,721,205	7,961,939
Change in value of stock warrants	(6,995,099)	(556,662)	5,229,089
Recognition of deferred income	—	(17,113,404)	(17,366,829)
Loss on extinguishment of debt	—	—	5,156,775
(Credit) provision for doubtful accounts	—	—	59,297
Provision for sales returns	(625,452)	358,287	1,781,617
Write-down of inventories	970,419	58,612	41,311
Write-off of accounts receivable	—	7,616	—
Share based compensation	668,392	814,520	2,800,256
Non-cash interest expense on financing agreements	—	—	1,137,222
Write-down of impaired assets	889,869	—	—
Loss on disposal of fixed assets	7,547	3,780	—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,272,757	(562,000)	62,529
Inventories	38,705	(1,396,167)	(94,796)
Prepaid expenses and other current assets	(616,352)	(275,017)	599,578
Other assets	425,404	19,855	(995)
Increase (decrease) in:
Accounts payable	(2,021,494)	(1,867,795)	1,731,875
Accrued expenses	(217,572)	(1,838,756)	(1,870,466)
Deferred revenue	(12,890)	125,000	125,000
Net cash provided by (used in) operating activities	4,343,865	(1,339,871)	(9,723,628)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(985,930)	(1,307,103)	(42,393)
Additions to short term investments	(234,767)	(15,101,980)	—
Proceeds from sale of assets	—	—	35,240,000
Proceeds from the sale of STRIANT	—	3,100,000	—
Net cash (used in) provided by investing activities	(1,220,697)	(13,309,083)	35,197,607
(Continued)

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012

	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of series C convertible preferred stock	(50,000)	—	—
Net proceeds from issuance of common stock and warrants	—	—	11,643,897
Proceeds from financing agreements - Actavis Note	—	—	15,000,000
Payment of note payable	—	—	(25,999,999)
Proceeds from exercise of stock options	—	2,641,950	79,148
Proceeds from exercise of warrants	—	653,299	—
Repurchase of company stock	—	—	(3,059,997)
Payment pursuant to financing agreements	—	—	(16,155,903)
Payments for the purchase of treasury stock	—	(125,381)	(62,280)
Dividends paid	(29,334)	(30,000)	(30,000)
Net cash (used in) provided by financing activities	(79,334)	3,139,868	(18,585,134)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	46,070	(7,730)	(15,481)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,089,904	(11,516,816)	6,873,364

CASH AND CASH EQUIVALENTS, Beginning of year	10,114,163	21,630,979	14,757,615

CASH AND CASH EQUIVALENTS, End of year	$13,204,067	$10,114,163	$21,630,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—	$1,608,889
Taxes paid	$—	$220,042	$77,199
NON-CASH INVESTING & FINANCING ACTIVITIES
Reclassification of redeemable warrant liability to capital in excess of par value	$—	$16,193,037	$—
Retirement of warrant liability	$—	$561,398	$—
Forgiveness of Actavis Note	$—	$—	$15,000,000
Net Issuance of Common Stock for Debt Retirement	$—	$—	$7,738,883
Issuance of Warrants for Debt Retirement	$—	$—	$5,509,893

The accompanying notes to consolidated financial statements are an integral part of these statements.

 COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION:
Columbia Laboratories, Inc. (the "Company" or “Columbia”) was incorporated as a Delaware corporation in December 1986. The Company is primarily dedicated to research, development, and commercialization of women’s healthcare and endocrinology products, including those that treat or are intended to treat infertility, endometriosis, dysmenorrhea and hormonal deficiencies. The Company has also developed a buccal delivery system for peptides. The Company’s products primarily utilize its patented Bioadhesive Delivery System technology.

(2)	ACTAVIS TRANSACTIONS:
On March 3, 2010, the Company, Actavis, Inc. ("Actavis", formerly Watson Pharmaceuticals, Inc. ), as a guarantor of Actavis' obligations, and Coventry Acquisition, Inc., a subsidiary of Actavis (the “Buyer”), entered into a Purchase and Collaboration Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell, subject to shareholder approval, to Actavis (i) substantially all of its assets primarily relating to the research, development, regulatory approval, manufacture, distribution, marketing, sale and promotion of pharmaceutical products containing progesterone as an active ingredient, including CRINONE 8% progesterone gel, PROCHIEVE 4% progesterone gel and PROCHIEVE 8% progesterone gel, each sold by the Company in the U.S. (collectively, the “Progesterone Products”), including certain intellectual property, promotional materials, contracts, product data and regulatory approvals and filings (the “Purchased Assets”), and (ii) 11,200,000 shares (the “Shares”) of the Company's Common Stock. After the closing, the Company retained certain assets and rights relating to its progesterone business, including all rights necessary to perform its obligations under its agreement with Merck Serono (See Note 6). The transactions pursuant to the Purchase Agreement and the ancillary agreements thereto are referred to collectively herein as the “Actavis Transactions.”
On June 1, 2010, the Company borrowed $15,000,000 from Actavis pursuant to a forgivable Term Loan Promissory Note, dated June 1, 2010, (the “Actavis Note”). Amounts due under the Actavis Note accrued interest at the rate of 4% per annum. If the Actavis Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Actavis Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Actavis Note) with any party other than as contemplated pursuant to the Actavis Transactions, the Actavis Note would accelerate, and the Company would be required to repay all amounts due under the Actavis Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company's Convertible Subordinated Notes (the "Notes") were paid in full or (ii) 21 Trading Days (as defined in the Actavis Note) after the occurrence of such Fundamental Transaction. If neither the Actavis Transactions nor another Fundamental Transaction closed, the Actavis Note would become due and payable on December 31, 2011. If the Company were required to repay the Actavis Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Actavis on the date the Actavis Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.
The Company's stockholders' approved the Actavis Transactions on July 1, 2010 and the Actavis Transactions closed on July 2, 2010. At the closing of the Actavis Transactions, in consideration for the sale of the Purchased Assets and the Shares, Actavis paid the Company $47 million in cash, forgave the Actavis Note and assumed certain liabilities associated with the Purchased Assets. In addition, Actavis agreed to pay the Company up to $45.5 million in cash upon the achievement of several contingent milestones. Actavis paid a $5 million milestone upon the acceptance by FDA of the NDA, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not payable under a strict interpretation of the agreement. Actavis also agreed to make royalty payments to the Company of 10 to 20 percent of annual net sales of certain Progesterone Products; provided, however that royalty rates would be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Actavis commercializes a product through a third party outside of the U.S., in lieu of royalties, the Company will be entitled to 20% of gross profits associated with such commercialization. If Actavis or its affiliates effects a generic entry with respect to a progesterone product in a country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, the Company will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the Purchase Agreement, the Company and Actavis have also agreed to collaborate with respect to the development of Progesterone Products. In connection therewith, the parties agreed to establish a joint development committee to oversee and supervise all development activities. The Company was responsible for completion of the PREGNANT Study and such other activities as determined by the joint development committee. The Company was responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010. The maximum was achieved in the first quarter of 2011. All other development costs incurred in connection with the development collaboration were paid by Actavis.

From January 1, 2010 through December 31, 2012, the Company spent $10.6 million in costs related to the PREGNANT study and related NDA. Actavis reimbursed the Company for $3.6 million of these costs in total, $0.4 million was recognized during 2012. The reimbursable costs were credited to research and development expense.
The parties also entered into various ancillary agreements, including an Investor's Rights Agreement (pursuant to which Actavis has the right to designate a member of the Company's board of directors for the period set forth therein, Actavis obtained certain registration rights pertaining to the Shares and Actavis agreed to certain transfer restrictions pertaining to the Shares), a Supply Agreement pursuant to which the Company will supply CRINONE 4%, PROCHIEVE 8% and CRINONE 8% to Actavis for sale in the U.S. at a price equal to 110% of cost of goods sold, and a License Agreement relating to the grant of certain intellectual property licenses.
As part of the Purchase Agreement, from the date of the closing of the Actavis Transactions until the second anniversary of the date on which the Company and Actavis terminate their relationship with respect to the joint development of Progesterone Products, the Company agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Actavis Transactions on July 2, 2010.
Accounting Treatment of the Actavis Transactions
Upon the closing of the Actavis Transactions on July 2, 2010, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Actavis Note proceeds plus accrued interest to the fair value of the Shares in the amount of $11.8 million and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess has been recorded as deferred revenue and was amortized over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the Food and Drug Administration's ("FDA") acceptance of, the related new drug application in June 2011. Actavis paid a $5 million milestone upon the acceptance by FDA of NDA 22-139 which amount was recorded in other revenues, and the parties have agreed that the clinical results milestone for either $6 million or $8 million was not payable under a strict interpretation of the agreement.
Transaction costs in connection with the Actavis Transactions, which include investment banking, legal and other advisory services, are expensed as incurred and recorded as general and administrative expense. For 2010, these expenses were $4.2 million. There were no such costs in 2012 or in 2011.
Royalties on net sales of all Progesterone Products by Actavis are recognized as revenue when earned. Future contingent milestone payments under the Purchase Agreement related to the successful completion of the PREGNANT Study, acceptance of the related FDA filing, first commercial sale in the U.S., acceptance of an ex-US filing and ex-U.S. approval will be recognized as revenue when and if these milestones are achieved. However, all of these potential milestones relate to the preterm birth indication. Given that Actavis has discontinued the development of PROCHIEVE 8% or an alternative formulation of the progesterone for the preterm birth indication, we do not expect to receive these milestone payments.
All royalty and milestone payments from Actavis are subject to a 1% fee payable to Torreya Partners, LLC, the Company's investment advisor, and will be recorded upon the achievement of the milestones or receipt of the royalties subject to a maximum payment of $10 million. To ensure the successful transition of the commercial operations of CRINONE and PROCHEIVE, the Company continued certain contracts and services with its vendors on behalf of Actavis for which Actavis reimbursed the Company. These expenses and payments have been netted within operating expenses. The Company has received payment for these expenses due from Actavis for approximately $1.1 million in 2010.

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
The estimated fair value of our contingent obligation to purchase the Warrants issued under the Note Purchase Agreements, if we issued shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 days (January 20, 2011) after the Company's public announcement of the results of the PREGNANT study, was determined under the Black-Scholes model and recorded as a liability at the closing of the Actavis Transactions in the amount of $5,509,893 as of the close of business on July 1, 2010. It had been adjusted, as of December 31, 2010, to $13,471,832. The results of the PREGNANT study were announced in December 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These warrants are no longer being marked to market.

The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of the Common Stock and warrants to purchase 5,450,000 shares of Common Stock was $1,173,747, $8,168,846, and $9,286,906 as of December 31, 2012, 2011, and 2010, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company's stock price at measurement date, exercise price of this warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During years ended December 31, 2012, 2011 and 2010, the Company recorded income of $6,995,099, $556,662 and losses of $5,229,089, respectively, to adjust the value of the stock warrant liability to market.

	2012	2011	2010
Stock Price	$0.64	$2.50	$2.27
Exercise Price	$1.52	$1.52	$1.52
Risk free interest rate	0.25%	0.36%	2.01%
Expected term	2.25	3.25	4.25
Dividend yield	—	—	—
Expected volatility	103.1%	83.24%	95.89%

The fair value of accounts receivable and accounts payable approximate their carrying amount.
Inventories -
Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$685,578	$1,243,523
Work in process	1,308,399	825,466
Finished goods	632,629	1,566,741
Total	$2,626,606	$3,635,730
During 2012, a reserve for inventories was recorded in the amount of $1.0 million primarily for inventory that did not meet specifications ($0.8 million) coupled with some obsolete raw materials ($0.2 million). In addition, the Company reserved for two PROCHIEVE batches which were made in late 2011 for Actavis for the pre-launch production for PROCHIEVE 8%; the Company invoiced Actavis for these batches during the fourth quarter of 2012; payment was received for these invoices in the first quarter of 2013.
Shipping costs are included in selling and distribution expenses and amounted to approximately $0, $28,000, and $134,000 in 2012, 2011 and 2010, respectively. Historically, shipping costs related to shipping to distributors; in 2012, there no shipments to distributors.
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
Depreciation expense amounted to $642,358, $166,990, and $215,330 in 2012, 2011 and 2010 respectively.
Concentration of Risk-
The Company has two major customers - Actavis and Merck Serono. See Note 17 for customer and product concentrations.
The Company depends on one supplier for a key excipient (ingredient) used in its products and one supplier for one of the active pharmaceutical ingredients.
 Intangible Assets -
On December 22, 2006, the Company acquired the U.S. rights to CRINONE (progesterone gel).   The cost of the acquisition was $33,000,000 in cash and was amortized over a 6.75-year period. On April 1, 2007, the Company recorded a liability from the contract with Merck Serono for certain sales returns associated with sales made by Merck Serono. The Company recorded the estimated liability of $1,000,000 as an increase in the purchase price that was amortized over the remaining term of the license. The Company sold the U.S. rights to CRINONE as part of the Actavis Transactions.
Amortization expense amounted to $0, $0 and $2,522,364 in 2012, 2011, and 2010, respectively.
Income Taxes -
Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2012 and 2011.
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
Accrued Expenses -
Accrued expenses consist of the following:

	December 31,
	2012	2011
Sales returns	$483,865	$1,429,597
Salaries	328,503	927,621
Severance costs	905,872	—
Professional fees	253,987	474,464
Royalties/Other	244,297	184,914
Total	$2,216,524	$3,016,596
Comprehensive Income (Loss) -
Comprehensive income (loss) includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly to a separate section of consolidated statements of comprehensive income (loss).

The components of accumulated other comprehensive income includes:

	December 31,
	2012	2011
Cumulative translation adjustment	$186,001	$182,883
Unrealized gain (loss) on short term investments	97,220	(77,981)
Accumulated other comprehensive income (loss)	$283,221	$104,902

Revenue Recognition -
In 2012, net revenues include net product revenues (sales of Progesterone Products to Actavis and Merck Serono), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products) and other revenues . In 2011 and 2010, net revenues include net product revenues (sales of Progesterone Products to Actavis and Merck Serono and sales of Progesterone Products and STRIANT to distributors and sales of RepHresh and Replens to Lil Drug Stores ,royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products) and other revenues (primarily the amortization of the deferred revenue and milestone payments from the Actavis Transactions).
In 2012, net product revenues are recognized when shipped to Merck Serono, but in the case of product shipments to Actavis, they are recognized when received at Actavis's warehouse.  Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
The Actavis Transactions included allocated proceeds for licenses to the Progesterone Products and the continuation of development of the Progesterone Products through the filing and acceptance of the related NDA with the FDA.  The Company could not determine the fair value of the continuation of development of the Progesterone Products and concluded the license fee and continuation of development to be a single unit of account resulting in the deferral of allocated proceeds and recognition as revenue over the estimated development period.
Sales Returns Reserves -
The Company is responsible for sales returns for products sold to domestic customers prior to both the Actavis Transactions and the sale of STRIANT to Actient. Revenues from the sale of products to domestic customers were recorded at the time goods were shipped to customers.  The Company believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, our return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to licensees are not returnable to us.  Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized.  The Company evaluates its remaining provision for returns on a quarterly basis based on returns processed rate and adjusts the provision if its analysis indicates that the potential for product non-salability exists. The Company is not responsible for returns for international sales.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and government tenders that may fluctuate within a year. During 2012, the Company recorded a reversal of the sales return reserve in the amount of $0.6 million for expired products that can no longer be returned.

An analysis of the reserve for sales returns follows:

	2012	2011	2010
Balance at beginning of year	$1,429,597	$2,663,648	$1,883,623
Provision:
Related to current period sales	—	52,487	934,190
Related to prior period sales	(625,452)	305,800	847,427
	(625,452)	358,287	1,781,617
Returns:
Related to current period sales	—	—	(62,061)
Related to 2006 Crinone® purchase	—	—	—
Related to prior period sales	(320,280)	(1,592,338)	(939,531)
	(320,280)	(1,592,338)	(1,001,592)
Balance at end of period	$483,865	$1,429,597	$2,663,648
Deferred Revenue -
Upon the closing of the Actavis Transactions, the Company allocated the $47 million initial proceeds plus the $15 million in forgiven Actavis Note proceeds (plus accrued interest) to the fair value of the 11.2 million shares of Common Stock in the amount of $11.8 million and the elimination of the remaining book value of the CRINONE intangible assets in the amount of $16.2 million. The excess of approximately $34 million was recorded as deferred revenue and was amortized (straight-line method) over the remaining research and development period for the PREGNANT Study including the Company's filing with, and the FDA's acceptance of, the related new drug application which occurred on June 26, 2011.
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
Advertising Expense -
All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was approximately $0.0 million in 2012, $0.0 million in 2011 and $0.6 million in 2010 and is included in selling and distribution expense.
Research and Development Costs -
Company-sponsored research and development costs related to future products are expensed as incurred. The Company was responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7 million incurred after January 1, 2010; as of December 31, 2010, the Company had spent $6.3 million. During 2011, the Company spent an additional $0.7 million which brought it to the $7.0 million maximum. During 2011, Actavis was invoiced a total of $3.2 million to fund additional costs to complete the PREGNANT Study and for the filing of the NDA. During 2012, the Company spent an additional $0.4 million which was reimbursed by Actavis.
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
ASC 718, “Share Based Payment”, requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Employee stock-based compensation expenses for the years ended December 31, 2012, 2011 and 2010, were $668,392, $814,520 and $2,800,256, respectively, which consisted primarily of stock-based compensation expense related to employee stock options.
Earnings Per Share ("EPS") -
The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

	Years Ended December 31,
	2012	2011	2010
INCOME (LOSS) PER SHARE -Basic
NET INCOME (LOSS)	$9,917,273	$20,527,192	$(21,830,682)
Less: Preferred stock dividends	(29,334)	(30,000)	(30,000)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$9,887,939	$20,497,192	$(21,860,682)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,315,808	86,325,350	73,462,937

NET INCOME (LOSS) PER COMMON SHARE: Basic	$0.11	$0.24	$(0.30)

INCOME (LOSS) PER SHARE -Diluted
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK	$9,887,939	$20,497,192	$(21,860,682)
Add: Preferred stock dividends	29,334	30,000	—
Less: Fair value of stock warrants for dilutive warrants	(6,995,099)	(556,662)	—
NET INCOME (LOSS) APPLICABLE TO
DILUTIVE COMMON STOCK	$2,922,174	$19,970,530	$(21,860,682)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING: Basic:	87,315,808	86,325,350	73,462,937
Effect of dilutive securities
Dilutive stock awards	48,866	1,357,712	—
Dilutive warrants	—	2,855,848	—
Dilutive preferred share conversions	1,139,600	2,010,243	—
	1,188,466	6,223,803	—
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	88,504,274	92,549,153	73,462,937

NET INCOME (LOSS) PER COMMON SHARE: Diluted	$0.03	$0.22	$(0.30)
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

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income (loss) per share calculation amounted to 14,734,853, 6,158,057 and 18,692,755 for the years ended December 31, 2012, 2011 and 2010, respectively, because the awards were anti-dilutive.
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
Reclassifications -
For comparability purposes, certain prior year amounts in the Consolidated Financial Statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012.

(5)	INCOME TAXES
Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Upon the adoption of FASB ASC 740 and through December 31, 2012, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012.
The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2012	2011	2010
Federal income tax rate	34.0%	34.0%	(34.0)%

Foreign income tax benefit/loss	(22.1)%	(8.6)%	(9.8)%
State tax net of federal benefit	0.2%	1.4%	(1.6)%
Permanent Items:
Change in fair value of redeemable warrants		4.5%	12.1%
Change in fair market value of stock warrants	(24.0)%	(0.9)%	8.0%
Incentive stock options	—%	(2.6)%	2.2%
Other	0.4%	(0.7)%	(1.4)%
Effect of permanent differences	(23.6)%	0.3%	20.9%

Rate Change	(19.9)%	—%	—%

Effective income tax rate	(31.4)%	27.1%	(24.5)%

Change in valuation allowance	31.1%	(26.9)%	22.4%
Effective income tax rate	(0.3)%	0.2%	(2.1)%
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
As of December 31, 2012, the Company has U.S. tax net operating loss carryforwards of approximately $155 million which expire through 2032. The Company also has unused tax credits of approximately $2.0 million which expire at various dates through 2031. Utilization of net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. U.S. net operating loss carryforwards include $0.0 million of excess tax benefits from the exercise of share based awards that will be recorded in Capital in Excess of Par Value when realized.

	Year Ended December 31,
	2012	2011	2010

Income (loss) before income taxes
US	$3,462,225	$15,356,922	$(29,005,966)
Foreign	6,457,755	5,209,552	6,699,869
Income (loss) before income taxes	$9,919,980	$20,566,474	$(22,306,097)

Deferred Tax Assets (Liabilities)	December 31,
	2012	2011
Share Based awards compensation	$1,033,720	$912,843
Allowance for doubtful accounts	29,970	28,319
Allowance for returns	215,143	539,796
Inventory reserve	27,218	22,131
Book accumulated depreciation net of tax	(10,471)	(22,224)
Deferred revenue - Actavis	—	—
Other deferred revenue	37,463	35,399
Accrued professional fees	96,530	142,411
Vacation & bonus accrual	5,623	14,275
Inventory capitalization	750	—
Patents	1,260,191	1,090,637
Federal net operating loss	52,679,076	51,429,375
State net operating loss	4,911,560	3,093,966
Unused R&D credit	1,957,337	1,872,998
Contributions	2,697	2,492
Other	14,354	14,354
Net Deferred Tax Assets	62,261,161	59,176,772
Less Valuation Allowance:
Federal	(62,261,161)	(59,176,772)
Deferred Tax Assets	$—	$—

The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. Tax years ended December 31, 2010 or later remain subject to examination by the IRS. State and local jurisdiction tax returns remain subject to examination for tax years ended December 31, 2008 or later.
As of December 31, 2012, the Company's open tax years subject to audit are 2010, 2011 and 2012.

(6)	STRATEGIC ALLIANCE AGREEMENTS:
In May 1995, the Company entered into a worldwide license and supply agreement with American Home Products Corporation (under which its Wyeth-Ayerst Laboratories division (“Wyeth”) marketed CRINONE. The Company supplied CRINONE to Wyeth at a price equal to 30% of Wyeth’s net selling price. On May 27, 1999, Wyeth assigned the license and supply agreement to Ares-Serono (now “Merck Serono”). In June 2002 the Company acquired the right to market a second brand of its 8% and 4% progesterone gel products under the trade name “PROCHIEVE® ” to obstetricians, gynecologists and all other physicians in the U.S. that were not on Merck Serono’s target list of fertility specialists. During the year ended December 31, 2012, the Company recorded an adjustment to revenues of $159,000 related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2010. During the year ended December 31, 2011, the Company recorded an adjustment to revenues of $220,000 related to estimated price adjustments for CRINONE sold to Merck Serono in the fourth quarter of 2009. During the year ended December 31, 2010, the Company recorded an adjustment to revenues of $320,000 related to estimated price adjustments for CRINONE sold to Merck Serono in 2007. These adjustments are for the effects of government tenders awarded and foreign exchange differences from established rates at the beginning of each year.
Effective May 5, 2000, the Company licensed its Legatrin® PM brand to Lil’ Drug Store. Under the terms of this agreement, the Company receives license fees equal to 20% of the licensee’s net sales of Legatrin PM. This agreement had a 5-year term with provisions for renewal and contains an option that allows the licensee to acquire this brand from the Company. In May 2010, the license for Advanced Formula Legatrin PM renewed automatically to May 2015.
In May 2003, the Company and Mipharm entered into an agreement under which Mipharm would market, distribute and sell STRIANT in Italy. In exchange for these rights, Mipharm was obligated to pay the Company an aggregate of $1.4 million upon achievement of certain milestone events, including $350,000 that was paid in 2003. The Company received a payment of $100,000, less VAT withholding, in 2004 on account of the UK approval of STRIANT and a payment of $150,000, less VAT withholding, in 2007 on marketing authorization in Italy in late 2006. The Company has recognized the license revenue on this agreement over a 132 month period. Mipharm assigned the agreement to Sandoz S.p.A in 2009 and Sandoz discontinued marketing the product in 2010 due to low sales volume. In November, 2010, the Company and Sandoz terminated the agreement. Due to this termination, we accelerated the amortization of the remaining balance of the deferred revenue in 2010; revenue was recognized in the amount of $0 $0, and 265,168 in 2012, 2011,and 2010, respectively.
On September 27, 2007, the Company entered into a License and Supply Agreement with Ascend Therapeutics, Inc. (“Ascend”), pursuant to which the Company granted Ascend an exclusive, 5 year license to market and sell the Company’s PROCHIEVE 4% product in the U.S. effective January 1, 2008. Ascend purchased product from Columbia at a transfer price equal to 35% of Ascend’s net selling price with minimum annual purchase obligations that increase over the life of the agreement. On January 21, 2010, Ascend notified the Company that it was terminating the license and supply agreement as of July 23, 2010, pursuant to the terms of the agreement.
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
See Note 2 for a description of the Company's agreements with Actavis.

(7)	NOTES PAYABLE:
On December 22, 2006, the Company raised approximately $40 million in gross proceeds to the Company from the sale of convertible subordinated notes ("Notes") to a group of existing institutional investors. The Notes accrued interest at a rate of 8% per annum and were subordinated to the Company's obligations under the Investment and Royalty Agreement dated, March 5, 2003 between the Company and PhamaBio Development, Inc. and had a stated maturity date of December 31, 2011. They were convertible into a total of approximately $7.6 million shares of Common Stock at a conversion price of $5.25. Investors also received warrants to purchase 2,285,714 shares of Common Stock at an exercise price of $5.50 per share. The warrants expired on December 22, 2011. The Company used the proceeds of this offering to acquire from Merck Serono the U.S. marketing rights to CRINONE for $33 million and Merck Serono’s existing inventory of that product. The balance of the proceeds was used to pay other costs related to the transaction and for general corporate purposes.
The Company recorded original issue discounts of $6,272,566 to the Notes based upon the fair value of warrants granted. In addition, beneficial conversion features totaling $8,482,090 have been recorded as a discount to the Notes. Prior to the extinguishment of debt as a result of the Actavis Transactions and the resulting cessation of the discount amortization, these discounts were being amortized at an imputed rate over the five year term of the Notes. For the year ended December 31, 2010, $783,346 of amortization related to these discounts is classified as interest expense in the consolidated statements of operations.
On March 3, 2010, the Company entered into Note Purchase and Amendment Agreements (the “Note Purchase Agreements”) with all of the holders (the “Holders”) of the Notes. Under the Note Purchase Agreements, the Company agreed to purchase, subject to the satisfaction of certain conditions, the approximately $40 million in aggregate principal amount of Notes held by the Holders. The aggregate purchase price for the Notes was $26 million in cash (plus accrued and unpaid interest through but excluding the date of the closing of the Note purchases), warrants to purchase 7,750,000 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”) and 7,407,407 shares of Common Stock. The closings of the transactions contemplated by the Note Purchase Agreements were subject to various conditions, including the consummation of the Actavis Transactions. Pursuant to the Note Purchase Agreements, the Holders consented, effective on March 3, 2010, to an amendment to the Notes (the “Amendment”) that eliminated the right of any holder of the Notes to cause the Company to redeem the Notes by virtue of the Actavis Transactions. The Amendment would have terminated if the note purchase closings did not occur on or prior to August 31, 2010 and in certain other circumstances. On July 2, 2010, the closings under the Note Purchase Agreements occurred and the Notes were canceled.
The Notes contained an embedded derivative that allowed the holders to redeem the Notes at face value in the event of the sale of substantially all of the assets of the Company. Prior to the signing of the Actavis Transactions (See Note 2) on March 3, 2010, this feature was assigned a nominal value as the Company assessed the potential for such sale to be remote. The Actavis Transactions resulted in the sale of substantially all of the assets of the Company and, therefore, the associated value of the embedded derivative was increased to the difference between the fair value of the consideration, as determined on March 31, 2010, to be paid at the closing of the Actavis Transactions and the carrying value of the Notes. Accordingly, the Company recorded a non-cash charge of $5,848,150 on March 31, 2010.
The value of the embedded derivative fluctuated as long as the Notes remained outstanding, based on changes in the fair value of the consideration and the carrying value of the Notes. On June 30, 2010, the non-cash charge for the embedded derivative was $4,829,036. With the closing of the Actavis Transactions on July 2, 2010, the value of the embedded derivative was reversed. The embedded derivative was classified as a Level 2 valuation as described in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10, “Fair Value Measurements and Disclosures.”
The Warrants issued under the Note Purchase Agreements on July 2, 2010 are exercisable subject to the limitations set forth therein, during the period commencing 180 days after and ending on the fifth anniversary of their issuance, unless earlier exercised or terminated as provided in such Warrants. The Warrants contain a feature requiring the Company to purchase the Warrants issued under the Note Purchase Agreements if the Company issues shares of Common Stock (or equivalents) for a price less than $2.00 per share until 45 after the Company's public announcement of the results of the PREGNANT Study. This resulted in the Warrants being recorded as a liability; the Company determined the fair value using the Black-Scholes model. The Company recorded a liability at the closing of the Actavis Transactions in the amount of $5,509,893. It was adjusted as of December 31, 2010 by $7,961,939 to $13,471,832. The value of the redeemable warrants has been adjusted for changes in the calculated fair value for up to 45 days after the Company's public announcement of the results of the PREGNANT Study on December 6, 2010. During the first quarter of 2011, the obligation was reclassified to Capital In excess of Par Value. The results of the PREGNANT study were announced on December 6, 2010 and on January 20, 2011, when the contingent purchase rights on the Warrants expired, the value of the Warrants was determined under the Black-Scholes option pricing model to be $16,193,037, a change of $2,721,205 from the year ended December 31, 2010 and reclassified to Capital in Excess of Par Value. These warrants will no longer be marked to market.

(8)	FINANCING AGREEMENTS - STRIANT:
In an agreement dated March 5, 2003 (the “STRIANT Agreement”), PharmaBio agreed to pay the Company $15 million in five quarterly installments commencing with the signing of the STRIANT Agreement. In return, PharmaBio received a 9% royalty on net sales of STRIANT in the U.S. up to agreed annual sales revenues, and a 4.5% royalty of net sales above those levels. The royalty term was seven years. Royalty payments commenced in the 2003 third quarter and were subject to minimum ($30 million) and maximum ($55 million) amounts. Because the minimum amount exceeded the $15 million received by the Company, the Company recorded the amounts received as liabilities. The excess of the minimum ($30 million) to be paid by the Company over the $15 million received by the Company was recognized as interest expense over the term of the STRIANT Agreement, assuming an interest rate of 15%. As a result of the extinguishment of debt after the Actavis Transactions were completed, no interest was paid in the years ended December 31, 2012 and 2011. The Company recorded $1,146,443 as interest expense in 2010.
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

(9)	IMPAIRMENT OF LONG-LIVED ASSETS:
In the fourth quarter of 2012, the Company recorded an impairment charge on the net carrying value of certain machinery and equipment that was acquired in anticipation of increased capacity requirements for Progesterone production in anticipation of the approval of the preterm birth indication. Throughout 2012, the Company repackaged batches previously meant for the anticipated launch of the preterm birth into CRINONE. This provided Actavis with sufficient volumes such that the Company does not expect any material orders from Actavis during 2013 and potentially into 2014; therefore, the Company determined that that such assets were no longer recoverable and required an impairment charge. The Company recorded a loss of approximately $890,000 which was recorded as a separate line-item on the Statement of Operations.

(10)	DEBT EXTINGUISHMENT:
A charge to operations in the twelve months ended December 31, 2010 representing the loss on all debt extinguishment for the Notes, PharmaBio debt and the write-off of the remaining balance of deferred financing costs was made as of the closing date of the Actavis Transactions in the amount of $5,156,775, the proceeds from which were used to extinguish the debt.

		December 31, 2010

Net Book Value of Long-Term Notes Payable		$34,558,425
Consideration:	Number of shares
Fair Value of Stock issued to Noteholders	7,407,407	(7,777,777)
Cash		(25,999,999)
Warrants to purchase shares of Common Stock	7,750,000	(5,509,893)

Loss on Extinguishment of Notes		(4,729,244)

Gain (Loss) on Debt Extinguishment of PharmaBio Debt		310,622
Write-off of Deferred Charges		(738,153)
Net Loss on Debt Extinguishment		$(5,156,775)

(11)	FINANCING AGREEMENTS-ACTAVIS NOTE:
On June 1, 2010, the Company borrowed $15,000,000 from Actavis pursuant to the Actavis Note. Amounts due under the Actavis Note accrued interest at the rate of 4% per annum. If the Actavis Transactions closed prior to December 31, 2011, all amounts otherwise due and payable under the Actavis Note would be forgiven in full; however, if the Company engaged in a Fundamental Transaction (as defined in the Actavis Note) with any party other than as contemplated pursuant to the Actavis Transactions, the Actavis Note would accelerate, and the Company would be required to repay all amounts due under the Actavis Note, plus accrued interest, on the earlier of (i) the date upon which all of the obligations in respect of the Company's Notes were paid in full or (ii) 21 Trading Days (as defined in the Actavis Note) after the occurrence of such Fundamental Transaction. If neither the Actavis Transactions nor another Fundamental Transaction closed, the Actavis Note would become due and payable on December 31, 2011. If the Company were required to repay the Actavis Note by reason of the occurrence of a Fundamental Transaction prior to August 31, 2011, then the Company would be required to pay to Actavis on the date the Actavis Note is to be repaid, in addition to all other amounts due and payable thereunder, a $2 million prepayment fee.

The proceeds of the Actavis Note were intended to be used by the Company for purposes of financing product development activities as described in the Actavis Note and for general corporate purposes.
The Actavis Note was unsecured and subordinate in right of payment to the Company's obligations to PharmaBio under the STRIANT Agreement. As required by the STRIANT Agreement, pursuant to a Letter Agreement dated June 1, 2010 between the Company and PharmaBio, PharmaBio consented to the Company entering into, and incurring the debt under, the Actavis Note. The Actavis Note was also subordinate in right of payment to the Company's Notes. The Actavis Note contained certain covenants and representations and warranties, including a covenant which prohibited the Company from incurring any additional indebtedness that would rank senior or pari passu to the Actavis Note, subject to certain exceptions specified in the Actavis Note.
The Actavis Note contained customary events of default and acceleration provisions. Upon the occurrence of a default under the Actavis Note and so long as the same remained continuing, all unpaid amounts thereunder, together with all accrued but unpaid interest thereon, would become payable.
Upon the closing of the Actavis Transactions on July 2, 2010, the Actavis Note and the accrued interest were forgiven.
The Actavis Note included provisions that could cause the acceleration of all interest under the Actavis Note to be paid by the Company. This represented an embedded derivative that was separated and assigned a nominal value due to the fact that this derivative was only triggered if a transaction other than the proposed Actavis Transactions closed. At June 30, 2010, the Company believed there was an extremely high likelihood that both the stockholders would approve the Actavis Transactions on July 1, 2010, and the Actavis Transactions would close on July 2, 2010, which supported the nominal value for the embedded derivative.

(12)	CONTINGENTLY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK
In January 1999, the Company raised approximately $6.4 million, net of expenses, from the issuance and sale of Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock, has a stated redemption value of $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at the lower of: (i) $3.50 per common share or (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice (not to exceed 2,705,236 shares). The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of the quarter. In 2012, 50 shares of Series C Preferred Stock were redeemed for cash. In 2011 and 2010, there were no shares of Series C Preferred Stock converted and 550 shares of Series C Preferred Stock remain outstanding. Each holder of Series C Preferred Stock has the right to redeem all or a portion of their shares in cash and upon the occurrence of certain events under the Series C Preferred Stock certificate of designations.

(13)	SHAREHOLDERS’ EQUITY
Preferred Stock - Authorized Preferred Stock is 1,000,000 shares at a par value of 0.01 per share.
In August 1991, the Company completed a private placement of 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock. At December 31, 2012, only 130 shares remain outstanding. Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into Common Stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of Common Stock into which the preferred stock is convertible.
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
On September 20, 2011, the Company and American Stock Transfer and Trust Company, LLC, as rights agent, further amended the Rights Plan to extend the expiration date of the rights from March 12, 2012 to July 3, 2013. On March 1, 2013, we further amended the Rights Plan to extend the expiration date from July 3, 2013, to July 3, 2016. Except for the extension of the expiration date, the Rights Plan otherwise remained unmodified. The extension was made to preserve the value of the Tax Benefits. As of January 27, 2012, the Company's cumulative change in ownership among stockholders with at least a 5% ownership interest (as determined under the rules of Section 382) was approximately 44% over the immediately preceding three-year period.
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
On May 10, 2005, the Company raised $6.9 million from the issuance and sale of 69,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a stated value of $100 per share. Each share of the Series E Preferred Stock may be converted by the holder into 50 shares of Common Stock, subject to adjustment, and will automatically be converted into Common Stock at that rate upon the date that the average of the daily market prices of the Company’s Common Stock for the 20 consecutive trading days preceding such date exceeds $6.00 per share. The Series E Preferred Stock pays no dividends and contains voting rights equal to the number of shares of Common Stock into which each share of Series E Preferred Stock is convertible. Upon liquidation of the Company, the holders of the Series E Preferred Stock are entitled to $100 per share. At December 31, 2012, 22,740 shares remain outstanding; during 2011, 36,260 shares of Series E Preferred Stock were converted into 1,339,800 shares of Common Stock.
On September 24, 2012, a holder of 50 shares of the Company's contingently redeemable Series C Convertible Preferred Stock redeemed those shares pursuant to Section 6.5 of the Certificate of Designations for the Series C Preferred (“Certificate of Designations”), which provides that following a “Triggering Event,” as defined therein, the holders of our shares of Series C Preferred have the right to require us to redeem their shares in cash plus all accrued and unpaid dividends thereon on the date such redemption is demanded. The Actavis Transactions were a Triggering Event. There is no deadline following a Triggering Event by which a holder is required to make a redemption request. As a result, the Company redeemed the 50 shares for $50,000 (the “Mandatory Redemption Price” as defined in the Certificate of Designations) plus accrued and unpaid dividends. Five hundred fifty (550) shares of Series C Convertible Preferred Stock remain outstanding.
Common Stock -
During the second quarter of 2012, the Company granted 176,468 shares of restricted stock to the Company's independent Directors.
For stock transactions (option exercise, warrant exercises) during 2011, the Company utilized the 3,462,124 shares of treasury stock at year-end 2010 to fulfill stock issuances. During the year ended December 31, 2011, the Company issued 1,685,014 shares of Common Stock for the exercise of stock options for proceeds of $2,641,950. At an exercise price of $1.52, 429,802 warrants were exercised for proceeds of $653,299. In cashless exercises, 50,000 warrants with an exercise price of $1.35 were exchanged for 20,796 shares of Common Stock and 3,726,743 warrants with an exercise price of $$1.52 were exchanged for 2,861,932 shares of Common Stock. Also in 2011, 36,260 shares of Series E Preferred Stock were converted into 1,813,000 shares of Common Stock. The Company granted 34,880 shares of restricted stock to the Company's independent Directors and redeemed 36,448 shares into treasury stock for payment of taxes.
During the third quarter of 2010, the Company issued 11,200,000 shares of Common Stock, valued at $11,760,000, as part of the Actavis Transactions and 7,407,407 shares of Common Stock, valued at $7,777,777, as part of the Note Purchase Agreement. Also during the third quarter of 2010, the Company entered into a Securities Purchase Agreement with Perry Partners International Inc. and Perry Partners, L.P. to repurchase, at $0.90 per share for an aggregate purchase price of approximately $3.0 million, 3,333,330 shares of Common Stock. The Company issued 59,375 shares of Common Stock out of treasury stock for the exercise of stock options for proceeds of $79,149. The Company granted 65,218 shares of restricted stock to the Company's independent Directors and redeemed 56,234 shares into Treasury Stock for payment of taxes.
Warrants -
As of December 31, 2012, the Company had warrants outstanding for the purchase shares of Common Stock. Information on outstanding warrants is as follows:

Weighted Average Exercise Price	Warrants	Expiration Date

$1.15	900,000	07/22/2014
1.35	4,023,257	07/02/2015
1.52	4,970,198	04/30/2015
1.42	9,893,455

During 2012, there were no warrants issued or exercised.
During 2011, 3,726,743 warrants with an exercise price of $1.35 were exercised through either an exchange of cash or a cashless exercise in exchange for 2,411,334 shares of Common Stock and 479,802 warrants were exercised with an exercise price of $1.52 through either an exchange of cash or a cashless exercise in exchange for 450,598 shares of Common Stock.
During 2010, warrants to purchase 7,750,000 shares of the Company’s Common Stock at an exercise price of $1.35 per share were issued as part of the Note Purchase Agreement which by their terms expire July 2, 2015. The fair value of the warrant liability at date of issuance was calculated using the Black-Scholes option pricing model and determined to be $5,509,893. It was increased as of December 31, 2010 by $7,961,939 to $13,471,832, adjusted to $16,193,037 on January 20, 2011.and reclassified to Capital in Excess of Par Value. These warrants will no longer be marked to market. (See Note 7)

(14)	STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation costs for the years ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended
	December 31,
	2012	2011	2010
Employee stock-based compensation in:
Cost of revenue	$22,804	$12,227	$138,444
Selling and distribution	—	—	1,118,221
General and administrative	605,349	723,034	1,297,927
Research and development	40,239	79,259	245,664
Total employee stock-based compensation in operating expenses	645,588	802,293	2,661,812
Total employee stock-based compensation	$668,392	$814,520	$2,800,256

During the year ended December 31, 2012, stock based compensation included $48,187 related to the accelerated vesting of certain stock options as a result of the reduction in force in the first quarter of 2012. During the year ended December 31, 2011, stock based compensation included $152,317 related to the accelerated vesting of certain stock options upon the acceptance by the FDA of the Company's preterm birth indication NDA in accordance with the original stock option agreements. During the year ended December 31, 2010, stock-based compensation expense in the amount of $1,400,000 for the acceleration and modification of the vesting of stock options and restricted shares was recognized as a result of the Actavis Transactions and is reflected in the total stock-based compensation reported in the amounts shown above. Stock based compensation for consultants amounted to $107,457, $143,342, and $483,893 for 2012, 2011 and 2010, respectively. No tax benefit has been recognized due to net tax losses during the periods presented.
As of December 31, 2012, total unamortized share-based compensation cost related to non-vested stock options was $271,174 which is expected to be recognized over the remaining vesting period of the outstanding options, up to the next 38 months. In December 2012, $194,530 was credited to stock compensation related to the forfeiture of unvested options. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.
The assumptions used to value options granted are as follows:

	2012	2011	2010
Risk free interest rate	0.82%	2.11%	1.38%
Expected term	4.75 years	4.75 years	4.75 years
Dividend yield	—	—	—
Expected volatility	93.57%	92.72%	92.45%
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
Stock Option Plans -
In May of 2008, the Company adopted the 2008 Long-term Incentive Plan (“2008 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, Non-Employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors.Six million shares of Common Stock have been reserved for issuance under the 2008 Plan.
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

A summary of the status of the Company’s two stock option plans as of December 31, 2012, 2011, and 2010 is presented below:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,104,215	$2.51	6,334,029	$2.56	5,960,304	$2.70
Granted	835,000	0.66	1,035,000	2.67	1,048,000	1.07
Exercised	—	—	(1,685,014)	1.60	(59,375)	1.33
Forfeited	(1,988,025)	2.85	(579,800)	4.69	(614,900)	3.37
Outstanding at end of year	3,951,190	$1.90	5,104,215	$2.51	6,334,029	$2.56
Options exercisable at year end	2,429,940		3,556,965		5,326,029
The weighted average grant date fair values of options granted in 2012, 2011 and 2010 was $0.46, $1.32and $0.74 per share, respectively.
The weighted average exercise price and the weighted average remaining contractual life of the outstanding options expected to vest at December 31, 2012 amounted to $1.90 and 3.17 years, respectively.
The aggregate intrinsic value of options outstanding, options expected to vest and options exercisable at December 31, 2012, 2011 and 2010, were $0, $2,921,350 and $3,551,801, respectively. The intrinsic value of options exercised in 2012, 2011 and 2010, respectively, were $0, $2,515,708, and $44,764. Our current policy is to utilize shares held in treasury to settle option exercises and issue new shares for restricted stock grants.
During the year ended December 31, 2011, certain stock options were accelerated upon the acceptance by the FDA of the Company's preterm birth NDA in accordance with the original stock option agreements which resulted in an incremental expense of $152,317. During the year ended December 31, 2010, the vesting of all unvested options and restricted shares was accelerated upon the completion of the Actavis Transactions which resulted in an incremental expense of $1,299,519. In addition, the normal expiration terms for those employees who were terminated as a result of the Actavis Transactions was extended from 90 days to approximately 270 days or March 31, 2011. The Company recorded a charge of $57,470 related to this modification. Lastly, two executives were provided with an extension of their vested options which resulted in an expense of $469,237.
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

A summary of the Company’s restricted stock activity and related information for 2012 is as follows:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	34,880	$3.44	112,148	$1.07	337,039	$1.55
Granted	176,468	0.68	34,880	3.44	112,148	1.07
Vested	(34,880)	0.68	(112,148)	3.44	(290,109)	1.07
Forfeited	—	—	—	—	(46,930)	3.92
Unvested at December 31, 2012	176,468	$0.68	34,880	$3.44	112,148	$1.07
As of December 31, 2012, there was $37,440 of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of .4 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $0.0 million, $0.2 million and $0.1 million, respectively.

(15)	RELATED PARTY TRANSACTIONS
The table below presents the transactions between the Company and Actavis for the year ended, December 31, 2012, 2011 and 2010;

	2012	2011	2010
REVENUES
Net product revenues	$4,304,519	$3,201,464	$2,015,584

Royalties	3,079,379	2,650,831	1,051,184

Other revenue (amortization of
deferred revenue and $5MM milestone payment in 2011)	—	21,974,383	17,067,649
Total net revenues	7,383,898	27,826,678	20,134,417

COST OF PRODUCT REVENUES
Cost of product revenues	3,913,199	2,874,873	1,357,098
Gross profit	$3,470,699	$24,951,805	18,777,319

Accounts receivable	$2,263,508	$1,760,304	2,101,161

Accounts payable	$69,017	$503,763	$275,885
In 2012 and 2011, the Company has either received payment or accrued for expenses from Actavis for approximately $0.4 million and $3.2 million for R&D reimbursement. The Company has made payments or accrued approximately $307,928 related to sales returns processed by Actavis but that are the responsibility of Columbia Labs.

(16)	COMMITMENTS AND CONTINGENCIES:
Cash and cash equivalents-
The Company maintains its cash in bank deposit accounts and actively traded mutual funds which, at times, may exceed federally insured limits. The Company believes that there is no credit risk with respect to these accounts.

Leases -
The Company leases office space and office equipment under noncancelable operating leases. Lease expense for each of the three years ended December 31, 2012, 2011 and 2010 totaled $287,372, $287,177 and $326,949, respectively. Future minimum lease payments as of December 31, 2012 are as follows:

2013	$187,031
2014	—
2015	—
Beyond	—
Total	$187,031
The Company is in the process of relocating to Boston, Massachusetts. The move is anticipated to occur early in the second half of 2013. A lease has not yet be signed. Severance and retention expense of approximately $0.5 million will be recorded over the first half of 2013.
Royalties -
In 1989, the Company purchased the assets of Bio-Mimetics Inc., which assets consisted of the patents underlying the Company’s Bioadhesive Delivery System (BDS), other patent applications and related technology, for $2,600,000, in the form of 9% convertible debentures that were converted into 500,000 shares of Common Stock during 1991, and $100,000 in cash. In addition, Bio-Mimetics, Inc. was entitled to a royalty equal to 2% of the net sales of products based on the BDS up to an aggregate amount of $7,500,000. The royalty payments were payable over the life of the patent(s) which are specific to each product or zero years, whichever is longer. The Company was required to prepay 25% of the remaining royalty obligation, in cash or stock at the option of the Company, if the closing price of the Company’s Common Stock was $20 or more on March 2, or within 30 days after the date, of any year. The Company could not assign the patents underlying the BDS without the prior written consent of Bio-Mimetics, Inc. until the aggregate royalties were paid. Royalty expense under this agreement amounted to $0, $0, and $31,546 in 2012, 2011 and 2010, respectively. See “Legal Proceedings”
Legal Proceedings -
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
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against the Company, and certain of its officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, have added Actavis Pharmaceuticals, Inc., and certain of its officers as defendants, and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Common Stock during the period from December 6, 2010 through January 20, 2012. The complaint alleges that the Company and certain of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of the Company's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. The Company believes that this action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

(17)	GEOGRAPHIC INFORMATION AND CUSTOMER CONCENTRATION:
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
The following table shows selected information by geographic area:

	Revenues	Profit (Loss) from Operations	Identifiable Assets
As of and for the year ended December 31, 2012-
United States	$8,566,725	$(3,784,230)	$31,967,418
Switzerland	17,261,652	6,593,738	1,189,183
Other	—	—	3,781,080
Subtotal International	17,261,652	6,593,738	4,970,263
Total	$25,828,377	$2,809,508	$36,937,681

As of and for the year ended December 31, 2011-
United States	$28,420,480	$17,761,438	$26,588,480
Switzerland	14,641,541	5,167,424	5,149,384
Other	—	—	4,344,722
Subtotal International	14,641,541	5,167,424	9,494,106
Total	$43,062,021	$22,928,862	$36,082,586

As of and for the year ended December 31, 2010-
United States	$33,281,893	$(5,837,836)	$23,344,803
Switzerland	10,353,058	7,011,629	4,187,637
Other	2,041,346	—	2,326,402
Subtotal International	12,394,404	7,011,629	6,514,039
Total	$45,676,297	$1,173,793	$29,858,842

Customer Concentration -
The following table presents information about Columbia’s revenues by customer, including royalty and license revenue for the three years ended December 31:

	2012	2011	2010
Merck Serono	17,215,126	14,627,491	10,353,058
Actavis	8,061,253	27,826,678	20,122,930
Lil' Drug Store Products, Inc.	505,473	445,149	3,787,133
Cardinal Healthcare	—	232,470	3,729,885
McKesson	—	229,887	3,130,158
All others (none over 5%)	46,525	(299,654)	4,553,133
Total	$25,828,377	$43,062,021	$45,676,297
The negative revenue in 2012 reflects an increase in the reserve for sales returns sales made in previous years.
Revenue by Product
The following table sets forth the breakdown of the Company's consolidated net revenues, consisting of sales, royalty and licensing income, by revenue source for each product accounting for 10% or more of consolidated revenues in any of the three years ended December 31:

	2012	2011	2010
CRINONE®	$22,045,871	$17,807,014	$21,249,096
Actavis Royalties and Deferred Revenue Recognition	3,079,379	24,625,204	18,118,833
RepHresh®	—	—	1,971,981
Replens®	—	662	1,815,365
STRIANT®	84,602	454,453	1,293,416
PROCHIEVE®	100,000	(284,521)	716,872
Other	518,525	459,209	510,734
Total	$25,828,377	$43,062,021	$45,676,297

(18)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
The following table summarizes selected quarterly data for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Net product sales	$3,118,632	$7,361,829	$5,620,889	$6,129,123	$22,230,473
Royalties	680,377	834,211	1,017,609	927,655	$3,459,852
Other revenues	34,532	34,496	34,540	34,484	$138,052
Net revenues	3,833,541	8,230,536	6,673,038	7,091,262	25,828,377
Gross profit	1,830,555	3,764,690	3,486,246	3,958,622	$13,040,113
Operating expenses	3,105,003	2,082,428	2,045,675	2,997,499	10,230,605
Income (loss) from operations	(1,274,448)	1,682,262	1,440,571	961,123	$2,809,508
Unrealized gain (loss) on stock warrants	6,259,367	205,700	(1,065,498)	1,595,530	$6,995,099
Net income (loss)	4,954,393	1,942,810	388,729	2,631,341	$9,917,273
Income (loss) per common share:
Basic	$0.06	$0.02	$0.00	$0.03	$0.11
Diluted	$(0.02)	$0.02	$0.00	$0.01	$0.03
Market price per share:
High	$2.96	$0.77	$1.15	$1.23	$2.96
Low	$0.62	$0.61	$0.68	$0.55	$0.55
2011
Net product revenues	$3,464,944	$4,942,085	$4,129,112	$5,441,467	$17,977,608
Royalties	600,813	686,719	782,694	900,754	$2,970,980
Other revenues	8,428,582	13,615,315	34,888	34,648	$22,113,433
Net revenues	12,494,339	19,244,119	4,946,694	6,376,869	43,062,021
Gross profit	10,459,501	16,242,031	1,822,410	2,846,714	$31,370,656
Operating expenses	3,759,921	504,975	2,045,675	2,131,223	8,441,794
Income (loss) from operations	6,699,580	15,737,056	(595,090)	1,087,316	$22,928,862
Unrealized gain (loss) on stock warrants	(7,779,316)	2,797,928	5,050,520	(2,233,675)	$(2,164,543)
Net income (loss)	(1,186,887)	18,314,195	4,417,241	(1,017,357)	$20,527,192
Income (loss) per common share:
Basic	$(0.01)	$0.21	$0.05	$(0.01)	$0.24
Diluted	$(0.01)	$0.16	$(0.01)	$(0.01)	$0.22
Market price per share:
High	$4.09	$4.31	$3.39	$2.74	$4.31
Low	$2.07	$2.90	$1.92	$1.78	$1.78

*    The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

The explanations for major variances from quarter to quarter for the year ended December 31, 2012 are:

1.
During the first, third and fourth quarters, the Company recorded credits of $0.1 million, $0.1 million and $0.5 million, respectively, for reflecting reduction to to the sales return reserves for expired products that can no longer be returned.

2.	The Company recorded severance expenses of $0.4 million related to the Reduction In Force in the first quarter of 2012 in operating expenses.

3.	The Company recorded severance expenses of $0.9 million related to the departure of two executive officers in the fourth quarter of 2012 in operating expenses.

4.	The Company recorded an expense for the impairment of long-lived assets of $0.9 million in the fourth quarter of 2012 in operating expenses.

5.	In the fourth quarter of 2012 the Company reversed accruals in the amount of $0.2 million.

The explanations for major variances from quarter to quarter for the year ended December 31, 2011 are:

1.
Other revenues in the first and second quarter of 2011 primarily reflects the amortization of the gain from the sale of the progesterone assets to Actavis of $8.5 million and $8.6 million, respectively; the amortization was completed as of June 30, 2011. In addition, in the second quarter of 2011, the $5.0 million milestone payment from Actavis was recognized for the filing of the PREGNANT Study NDA with the FDA which was also recorded in other revenue.

2.	The Company recognized a one-time gain of $2.5 million on the U.S. sale of STRIANT to Actient in the second quarter of 2011 reported within operating expenses.

3.
Strong positive results in the first two quarters of 2011 are due to the amortization of the gain from the sale of the progesterone assets to Actavis which commenced in the third quarter of 2010, as well as reduction in costs related to the elimination of the commercial sales organization, and amortization of intangible costs which also occurred in the third quarter of 2010, coupled with the receipt of the $5.0 million milestone payment in 2011.

4.	In the fourth quarter of 2011, the Company reversed accruals in the amount of $0.2 million.

(19)	SUBSEQUENT EVENT:

On January 15, 2013, the Company entered into an employment agreement with Jonathan B. Lloyd Jones, ACA, MBA, defining the terms of his employment with the Company as its Vice President Finance, Chief Financial Officer, Treasurer, and Secretary, effective January 21, 2013. He will be based at Columbia’s corporate headquarters, which will be relocated to the area of Boston, Massachusetts during the first half of 2013.
On January 15, 2013, Columbia Laboratories terminated without cause, effective January 31, 2013, the employment agreements of Lawrence Gyenes as Senior Vice President, Chief Financial Officer, and Treasurer, and Michael McGrane as Senior Vice President, General Counsel, and Secretary of the Company. The Company recorded related severance charges of approximately $0.9 million in the fourth quarter of 2012 in general and administrative expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Columbia Laboratories, Inc.
Livingston, NJ

The audits referred to in our report dated March 13, 2013 relating to the consolidated financial statements of Columbia Laboratories, Inc., which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Woodbridge, NJ
March 13, 2013

U. S.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2012

Description	Balance at beginning of year	Charged to (credited to) costs and expenses	Deductions	Balance at end of year

YEAR ENDED DECEMBER 31, 2012:
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
YEAR ENDED DECEMBER 31, 2011:
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful accounts	$100,000	$59,297	$59,297	$100,000

EXHIBIT INDEX

Exhibit No	Description
2.1	Purchase and Collaboration Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated March 3, 2010 (19)

3.1	Restated Certificate of Incorporation of the Company, as amended (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (22)

3.3	Amended and Restated By-laws of Company (28)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (2)

4.2	Certificate of Designations of Series E Convertible Preferred Stock, filed May 10, 2005 with the Delaware Secretary of State (7)

4.3*	Form of Restricted Stock Agreement (9)

4.4*	Form of Option Agreement (13)

4.5	Form of Warrant (22)

4.6	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated November 29, 2010 (24)

4.7
Amendment No. 1, dated as of September 20, 2011, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (29)

4.8
Amendment No. 2, dated as of March 1, 2013, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (34)

10.1	1996 Long-term Performance Plan, as amended, of the Company (1)

10.2	License Agreement dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (3)

10.3†	Semi-Exclusive Supply Agreement dated May 7, 2002 between the Company and Mipharm S.p.A. (4)

10.4*	Form of Indemnification Agreement for Officers and Directors (5)

10.5†	Asset Purchase Agreement Dated June 29, 2004, between the Company and Lil’ Drug Store Products, Inc. (6)

10.6*	Separation Agreement by and between Columbia Laboratories, Inc. and David L. Weinberg effective as of December 12, 2006 (9)

10.7	Lease Agreement between Allwood Associates I and Columbia Laboratories, Inc., dated July 6, 2007 (10)

10.8	Packaging Agreement between Columbia Laboratories (Ireland) Ltd. and Maropack AG, dated October 28, 1993 (11)

10.9*	Columbia Laboratories, Inc., 2008 Long-Term Incentive Plan (12)

10.10*	Columbia Laboratories, Inc., Amended and Restated Incentive Plan (13)

10.11*	Form of Executive Change of Control Severance Agreement (13)

10.12*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Michael McGrane dated March 11, 2009 (15)

10.13*	Employment Agreement by and between Columbia Laboratories, Inc. and Lawrence Gyenes dated July 15, 2009 (14)

10.14*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (16)

10.15	Manufacturing and Supply Agreement between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd., dated December 8, 2009 (17)

10.16	Note Purchase and Amendment Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated March 3, 2010 (19).

10.17*	Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr., dated May 4, 2010 (20)

10.18	Second Amended and Restated License and Supply Agreement dated May 14, 2010 between the Company and Ares Trading S.A.(21)

10.19	Investor’s Rights Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.20	Supply Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.21	License Agreement by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. dated July 2, 2010 (22)

10.22	Securities Purchase Agreement by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto dated August 9, 2010 (23)

10.23	Settlement Agreement and Release by and between Bio-Mimetics, Inc. and Columbia Laboratories, Inc. dated December 3, 2010 (25)

10.24*	Addendum to Amended and Restated Employment Agreement by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr., dated March 1, 2011 (26)

10.25	Asset Purchase Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc. (27)

10.26	License Agreement dated April 20, 2011, between Actient Pharmaceuticals LLC, and Columbia Laboratories, Inc.(27)

10.27	U.S. Supply Agreement Assignment dated April 20, 2011, between Mipharm S.p.A., and Columbia Laboratories (Bermuda), Ltd.(27)

10.28
Agreement dated February 10, 2012, between Columbia Laboratories, Inc., and Coventry Acquisition, LLC, to Waive Conditions Precedent to Second Closing of March 3, 2010 Purchase and Collaboration Agreement (30)

10.29	Description of the Registrant’s Compensation and Reimbursement Practices for Non-employee Directors. (31)
10.30	License Agreement dated July 24, 2012, between Columbia Laboratories, Inc., and Scientelle LLC (32)
10.31*	Employment Agreement by and between Columbia Laboratories, Inc., and Jonathan B. Lloyd Jones dated January 15, 2013 (33)

14	Code of Ethics of the Company (5)

21	Subsidiaries of the Company (34)

23.1	Consent of BDO USA, LLP

31(i).1	Certification of Chief Executive Officer of the Company (34)

31(i).2	Certification of Chief Financial Officer of the Company (34)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

101††	XBRL data file (34)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

*	Management contract or compensatory plans or arrangements

1/	Incorporated by reference to the Registrant's Proxy Statement dated May 10, 2000

2/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

3/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

4/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002

5/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

6/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004

7/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 12, 2005

8/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

9/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 15, 2006

10/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2007

11/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

12/	Incorporated by reference to the Registrant’s Proxy Statement dated April 8, 2008

13/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

14/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2009

15/	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2009

16/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 17, 2009

17/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 8, 2009

18/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 14, 2009

19/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2010

20/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 5, 2010

21/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 18, 2010

22/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 6, 2010

23/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 10, 2010

24/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 30, 2010

25/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated December 6, 2010

26/	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

27/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 20, 2011

28/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 15, 2011

29/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 16, 2011

30/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 10, 2012

31/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 7, 2012

32/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 26, 2012

33/	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 15, 2013

34/	Filed herewith