Form 10-Q
period 2013-03-31
COLUMBIA LABORATORIES INC
filed 2013-05-09
CIK 821995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of Common Stock of Columbia Laboratories, Inc. issued and outstanding as of May 7, 2013: 87,650,146.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
The following unaudited, condensed consolidated financial statements of Columbia Laboratories, Inc. (“Columbia,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.  Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (the “2012 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents of which $5,716,741 and $5,719,126 is interest bearing at March 31, 2013 and December 31, 2012, respectively	$13,770,510	$13,204,067
Short-term investments	15,476,929	15,433,967
Accounts receivable, net of allowance of $100,000 for March 31, 2013 and December 31, 2012, respectively; (including amounts from related party of $815,608 and $2,263,508 at March 31, 2013 and December 31, 2012, respectively)	3,592,824	3,422,653
Inventories	2,239,959	2,626,606
Prepaid expenses and other current assets	1,001,971	1,284,279
Total current assets	36,082,193	35,971,572
Property and equipment, net	836,311	927,227
Other assets	152,895	38,882
TOTAL ASSETS	$37,071,399	$36,937,681

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (including amounts due to related party of $0 and $69,017 for March 31, 2013 and December 31, 2012, respectively)	$1,407,403	$1,504,677
Accrued expenses	1,390,366	2,216,524
Deferred revenue	62,500	93,750
Total current liabilities	2,860,269	3,814,951
Deferred revenue	—	33,526
Common stock warrant liability	968,975	1,173,747
TOTAL LIABILITIES	3,829,244	5,022,224

COMMITMENTS AND CONTINGENCIES
Contingently redeemable series C preferred stock, 550 shares issued and outstanding, respectively (liquidation preference of $550,000)	550,000	550,000
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value;1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 shares authorized; 87,543,781 issued at March 31, 2013 and December 31, 2012	875,437	875,437
Capital in excess of par value	278,796,524	278,697,432
Treasury Stock, 36,448 shares, at cost	(125,381)	(125,381)
Accumulated deficit	(247,123,840)	(248,365,480)
Accumulated other comprehensive income	269,187	283,221
Shareholders' equity	32,692,155	31,365,457
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,071,399	$36,937,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Net product revenues (including amounts from related party:
$0 and $240,401 for the three months ended arch 31, 2013 and 2012, respectively)	$5,372,948	$3,118,632
Royalties (including amounts from related party:
$800,000 and $600,000 for the three months ended March 31, 2013 and 2012, respectively)	886,218	680,377
Other revenues	56,558	34,532
Total net revenues	6,315,724	3,833,541

COST OF PRODUCT REVENUES
Cost of product revenues (including amounts from related party:
$0 and $218,546 for the three months ended March 31, 2013 and 2012, respectively)	2,841,739	2,002,986
Gross profit	3,473,985	1,830,555
OPERATING EXPENSES:
General and administrative	2,460,563	2,551,325
Research and development (net of reimbursement from
related party: $0 and $428,031 for the three months ended March 31, 2013 and 2012, respectively)	—	553,678
Total operating expenses	2,460,563	3,105,003
Income (loss) from operations	1,013,422	(1,274,448)
OTHER INCOME (EXPENSE):
Interest income	52,810	59,121
Change in fair value of stock warrants	204,772	6,259,367
Other expenses, net	(26,488)	(86,971)
Total other income, net	231,094	6,231,517
Income before taxes	1,244,516	4,957,069
Provision for income taxes	(2,876)	(2,676)
NET INCOME	$1,241,640	$4,954,393
NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.06
Diluted	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	87,330,865	87,295,985
Diluted	88,586,711	87,295,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$1,241,640	$4,954,393
Other comprehensive income (loss) components:
Foreign currency translation	(5,053)	4,624
Unrealized (loss) gain on short term investments	(8,981)	104,807
COMPREHENSIVE INCOME	$1,227,606	$5,063,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,241,640	$4,954,393
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	107,559	4,826
Change in fair value of stock warrants	(204,772)	(6,259,367)
Provision for sales returns	—	(100,000)
Writeoff of inventories	—	422,983
Stock-based compensation	105,967	319,435
(Gain) loss on disposal of fixed assets	(4,412)	4,246
Changes in operating assets and liabilities:
Accounts receivable	(170,171)	1,868,175
Inventories	386,647	(1,633,621)
Prepaid expenses and other current assets	282,308	(320,718)
Other assets	(114,013)	1,801
Accounts payable	(97,274)	(173,895)
Other accrued expenses	(760,991)	(667,357)
Deferred revenue	(64,776)	(34,531)
Net cash provided by (used in) operating activities	707,712	(1,613,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,589)	(917,479)
Additions to short term investments	(51,944)	(58,803)
Proceeds from sale of assets	5,359	—
Net cash used in investing activities	(64,174)	(976,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,875)	(7,500)
Net cash used in financing activities	(6,875)	(7,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(70,220)	34,644
NET INCREASE (DECREASE) IN CASH	566,443	(2,562,768)
CASH, BEGINNING OF PERIOD	13,204,067	10,114,163
CASH, END OF PERIOD	$13,770,510	$7,551,395

SUPPLEMENTAL INFORMATION
Taxes paid	$2,876	$5,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLUMBIA LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note (4) of the Notes to Consolidated Financial Statements included in the 2012 Annual Report.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation within the condensed consolidated statements of cash flows.

(2)	ACTAVIS TRANSACTIONS:
Under a purchase agreement with Actavis, Inc. (“Actavis”, formerly Watson Pharmaceuticals, Inc.), Actavis has agreed to make royalty payments to Columbia of 10% to 20% of annual net sales of certain Progesterone Products provided, however, that royalty rates will be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Actavis commercializes a product through a third party outside of the U.S., in lieu of royalties, Columbia will be entitled to 20% of gross profits associated with such commercialization. If Actavis or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, Columbia will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.
Pursuant to the purchase agreement, Columbia and Actavis had also agreed to collaborate with respect to the development of Progesterone Products. Columbia was responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7.0 million. All other development costs incurred in connection with the development collaboration were paid by Actavis. In the three months ended March 31, 2012, Actavis reimbursed Columbia $0.4 million. There were no additional expenses incurred in the three months ended March 31, 2013. The reimbursable costs were credited to research and development expense in the condensed consolidated statements of operations.
As part of the purchase agreement, from the date of the closing of the Actavis Transactions until the second anniversary of the date on which Columbia and Actavis terminate their relationship with respect to the joint development of Progesterone Products, Columbia agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party five years after the closing of the Actavis Transactions on July 2, 2010.

(3)	REVENUE RECOGNITION AND SALES RETURNS RESERVES:
Net revenues include net product revenues (sales of Progesterone Products to Actavis and Merck Serono), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products) and other revenues (primarily deferred revenues).
Net product revenues are recognized when shipped, except in the case of product shipments to Actavis, which are recognized when received at Actavis's warehouse. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.
Sales to Merck Serono for CRINONE® are determined on a country-by-country basis and are the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) Columbia's direct manufacturing cost plus 20%. Columbia estimates net selling prices based on historical experience and other current information from Merck Serono; the amounts are reconciled on a quarterly basis when information is received from Merck-Serono. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units. Columbia accrues an estimated volume discount on a quarterly basis and reconciles it on an annual basis.
Columbia is responsible for sales returns for products sold to domestic customers prior to both the Actavis Transactions and the sale of STRIANT to Actient. Revenues from the sale of products to domestic customers were recorded at the time goods were shipped to customers.  Columbia believes that it has not made any shipments in excess of its customers' ordinary course of business inventory levels.  Except for sales to licensees, Columbia's return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date.  Products sold to Merck Serono and Actavis are not returnable to Columbia.  Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized.  Columbia evaluates its remaining provision for returns on a quarterly basis based on the rate of returns processed and adjusts the provision if its analysis indicates that the provision needs to be adjusted. Columbia is not responsible for returns on international sales.  Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and changes in market prices that may fluctuate within a year.
An analysis of the reserve for sales returns follows:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of year	$483,865	$1,429,597
Provision:
Related to current period sales	—	—
Related to prior period sales	—	(100,000)
	—	(100,000)
Returns:
Related to current period sales	—	—
Related to prior period sales	—	(42,848)
	—	(42,848)
Balance at end of quarter	$483,865	$1,286,749

(4)	INVENTORIES:
Columbia states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material and overhead and consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$488,811	$685,578
Work in process	933,458	1,308,399
Finished goods	817,690	632,629
Total Inventories	$2,239,959	$2,626,606

(5)	GEOGRAPHIC INFORMATION:
Columbia and its subsidiaries are engaged in one line of business, the development, licensing, manufacturing and sale of pharmaceutical products. Columbia conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom and Switzerland to make product for both its international and domestic operations.
Columbia’s international customers, Merck Serono and The Urology Company, sell their products into several countries. Columbia's primary domestic customer, Actavis, is responsible for the commercialization and sale of Progesterone Products. Columbia supplies Actavis with finished products on a cost-plus-10% basis. The following table shows selected information by geographic area:

Net Revenues
	Three Months Ended March 31,
	2013	2012
United States	$917,469	$1,052,028
Switzerland	5,372,948	2,781,513
Other countries	25,307	—
Total	$6,315,724	$3,833,541

Identifiable Assets
	March 31, 2013	December 31, 2012
United States	$30,977,240	$31,967,418
Switzerland	2,991,112	1,189,183
Other countries	3,103,047	3,781,080
Subtotal International	6,094,159	4,970,263
Total	$37,071,399	$36,937,681

(6)	INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE:
The calculation of basic and diluted income (loss) per common and common equivalent share is as follows:

	Three Months Ended March 31,
	2013	2012
INCOME PER SHARE - Basic
NET INCOME	$1,241,640	$4,954,393
Less: Preferred stock dividends	(6,875)	(7,500)
NET INCOME APPLICABLE TO
COMMON STOCK	$1,234,765	$4,946,893

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic:	87,330,865	87,295,985

NET INCOME PER COMMON SHARE - Basic:	$0.01	$0.06

INCOME (LOSS) PER SHARE - Diluted
NET INCOME APPLICABLE TO
Common Stock	$1,234,765	$4,946,893
Add: Preferred stock dividends	6,875	7,500
Less: Fair value of stock warrants for dilutive warrants	(204,772)	(6,259,367)
NET INCOME (LOSS) APPLICABLE TO
DILUTIVE Common Stock	$1,036,868	$(1,304,974)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic:	87,330,865	87,295,985
Effect of dilutive securities:
Dilutive stock awards	116,246	—
Dilutive warrants	—	—
Dilutive preferred share conversions	1,139,600	—
	1,255,846	—
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted:	88,586,711	87,295,985

NET INCOME (LOSS) PER COMMON SHARE Diluted:	$0.01	$(0.01)
Basic income per share is computed by dividing the net income less preferred stock dividends by the weighted-average number of shares of Columbia's common stock (“Common Stock”) outstanding during a period.  The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive Common Stock, including selected restricted shares of Common Stock outstanding during the period.  Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of Common Stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an "as if converted" basis; the change in the fair value of the stock warrants recognized in the three months ended was subtracted from earnings to calculate net income (loss) applicable to dilutive Common Stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for both periods was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.
Shares to be issued upon the exercise of the outstanding options and warrants or the conversion of the Notes, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to 14,418,711 and 17,399,248 for the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

(7)	ACCUMULATED OTHER COMPREHENSIVE INCOME:
Changes to accumulated other comprehensive income during the three months ended March 31, 2013 were as follows:

	Unrealized Gain on Marketable Securities, net of tax	Translation Adjustment	Accumulated Other Comprehensive Income
Balance--December 31, 2012	97,220	186,001	283,221
Current period other comprehensive loss	(8,981)	(5,053)	(14,034)
Balance--March 31, 2013	88,239	180,948	269,187

(8)	LEGAL PROCEEDINGS:
Claims and lawsuits may be filed against Columbia from time to time.  Although the results of pending claims are always uncertain, Columbia believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from such actions.
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Common Stock during the period from December 6, 2010 through January 20, 2012. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and one of its officers have been added as defendants. The complaint alleges that Columbia and one of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia's PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. Columbia believes that this action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and Columbia has not made any provision for losses in connection with it.

(9)	STOCK-BASED COMPENSATION:
Columbia's net income for the three months ended March 31, 2013 and March 31, 2012 included $0.1 million and $0.3 million, respectively, of stock based compensation expense. Stock based compensation expense for the three months ended March 31, 2012 included $41,749 related to the extension of the expiration periods of certain stock options due to the reduction in force.

	Three Months Ended March 31,
Stock Based Compensation	2013	2012
Cost of revenues	$—	$7,088
General and administrative	105,967	261,862
Research and development	—	50,485
Total	$105,967	$319,435
During the three months ended March 31, 2013, Columbia granted 710,000 options to employees. During the three months ended March 31, 2013, 558,750 options expired unexercised. During the three months ended March 31, 2012, Columbia granted 835,000 options to employees. During the three months ended March 31, 2012, 225,625 options expired unexercised.
Columbia has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the three months ended March 31, 2013 and 2012 was $0.44 and $0.50, respectively, using the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk free interest rate	0.71%-0.76%	0.82%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	96.52%-97.02%	105.72%
Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Columbia’s estimated expected stock price volatility is based on its own historical volatility. Columbia’s expected term of options granted in the three months ended March 31, 2013 and 2012, was derived from the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

(10)	FAIR VALUE OF FINANCIAL INSTRUMENTS:
U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of short-term investments are determined based on quoted market prices on the balance sheet date and are classified as a Level 1 investment.
The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock and is determined by using the Black-Scholes option pricing model based on Columbia's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended March 31, 2013 and 2012, Columbia recorded income of $0.2 million and $6.3 million, respectively, as a result of the change in the stock price from the prior periods.
The fair value of accounts receivable and accounts payable approximate their carrying amount.

(11)	RELATED PARTY TRANSACTIONS:
The table below presents the transactions between Columbia and Actavis.

	Three Months Ended March 31,
	2013	2012
REVENUES
Net product revenues	$—	$240,401
Royalties	800,000	600,000
Total net revenues	$800,000	$840,401

COST OF PRODUCT REVENUES
Cost of product revenues	—	218,546
Gross profit	$800,000	$621,855

Accounts receivable	$815,608	$1,256,203
In the three months ended March 31, 2012, Actavis reimbursed Columbia $0.4 million of R&D expense pursuant to the purchase agreement. There are no further expenses to be reimbursed by Actavis related to R&D.

(12)	RECENT ACCOUNTING PRONOUNCEMENTS:
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 is an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. Columbia adopted this update effective January 1, 2013, and it did not have a material impact on the condensed consolidated financial statements.

(13)	SUBSEQUENT EVENT:
On April 4, 2013, Columbia's license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term extending the expiration date from May 19, 2015, to May 19, 2020.
Under the terms of the amended license and supply agreement, we will continue to sell CRINONE to Merck Serono on a country by country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono's net selling price. From 2014 through 2020, the percentage of net selling price will convert to a tiered structure. Current volumes will be eligible to receive slightly lower rates than in 2013. As volumes reach higher thresholds, incremental sales will earn a lower percentage of revenue. These thresholds have been agreed in order to incentivize Merck Serono to continue to develop existing markets and to enter new markets. Additionally, the parties will jointly cooperate to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. All other material terms remain substantially as before.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company's financial condition and results of operations.  The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.
We are in the business of developing, manufacturing and selling to our marketing partners pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies to treat various medical conditions. Our focus is drug delivery across mucosal membranes, an area where we have a rich heritage and proven capabilities. To date, we have developed and brought to market six products: five bioadhesive vaginal gel products that provide patient friendly solutions for infertility, pregnancy support, amenorrhea, and other women's health conditions, and a bioadhesive buccal system for male hypogonadism. Our primary product is CRINONE® progesterone gel which is formulated in a 4% and an 8% solution. We have licensed CRINONE to Merck Serono S.A. ("Merck Serono"), internationally, and to Actavis, Inc. (“Actavis”, formerly Watson Pharmaceuticals, Inc.), in the United States.
Currently, we sell CRINONE 8% to Merck Serono at a price determined on a country-by-country basis that is the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) our direct manufacturing cost plus 20%. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units.
On April 4, 2013, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term, extending the expiration date from May 19, 2015, to May 19, 2020.
Under the terms of the amended license and supply agreement, we will continue to sell CRINONE to Merck Serono on a country by country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono's net selling price. From 2014 through 2020, the percentage of net selling price will convert to a tiered structure. Current volumes will be eligible to receive slightly lower rates than in 2013. As volumes reach higher thresholds, incremental sales will earn a lower percentage of net selling price. These thresholds have been agreed in order to incentivize Merck Serono to continue to develop existing markets and to enter new markets. Additionally, the parties will jointly cooperate to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. All other material terms remain substantially as before.
We manufacture and sell product to Actavis at our cost plus 10%; these revenues are recorded within product revenues. In addition, we receive royalties equal to a minimum of 10% of annual net sales by Actavis for annual net sales up to $150 million, 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Due to a build-up of inventory by Actavis in advance of filing for FDA approval of 8% progesterone gel for use in the prevention of preterm birth in women with premature cervical shortening, and Actavis's decision, in light of the FDA's denial of both Actavis's application and subsequent appeal, not to continue development of the proposed indication, Actavis currently has sufficient inventories of CRINONE. We will continue to receive royalties on net sales of CRINONE by Actavis.
Future recurring revenues will be derived primarily from product sales to and royalty streams from our partners, Actavis and Merck Serono. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to our two major customers occur only in full batches, quarterly sales can vary widely and affect quarter to quarter comparisons and may not correlate to customers' in-market sales.
All of our products are manufactured in Europe by third parties on behalf of our foreign subsidiaries who sell the products to our worldwide licensees, and to us, in the case of the products supplied for resale in the United States. Because our foreign subsidiaries recognize these sales and are reduced only by our product manufacturing costs, we have historically shown a profit from our foreign operations.
Workforce Reduction
On March 1, 2012, we announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. We recorded a severance charge of approximately $0.5 million in the first quarter of 2012. The reduction impacted R&D and general administrative positions. Our remaining staff focuses its efforts on supporting its customers through existing product supply agreements, assuring compliance with all financial reporting requirements and evaluating strategic options.
During the first quarter of 2013, we announced the relocation of our corporate facilities from Livingston, New Jersey to Boston, Massachusetts. Our current lease for our corporate facilities in Livingston expires in October 2013. On March 15, 2013, we entered into a lease agreement for our new location in Boston and are in the process of hiring employees for the Boston office which will comprise of accounting and finance, operations and other administrative staff. The lease is expected to provide a significant cost saving compared to our existing lease in Livingston. Due to the relocation, we have incurred a charge of $0.2 million in the three months ended March 31, 2013, related to severance costs associated with the elimination of certain positions at the Livingston location. We expect to incur an estimated total of $0.6 million in costs during 2013 associated with relocation and severance costs. The relocation is expected to be completed by the end of the second quarter.
Nasdaq Listing
On October 24, 2012, we received a letter from the Nasdaq Stock Market indicating that we no longer meet the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in Listing Rule 5450(a)(1) (the "Rule"). The notice stated that the bid price of our Common Stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq rules, we have 180 calendar days to regain compliance with the Rule, but can apply for additional time if necessary.
On April 24, 2013, Nasdaq granted our application to list our Common Stock (“Common Stock”) on the Nasdaq Capital Market and granted the Company an additional 180-day period, expiring October 21, 2013, in which to regain compliance with the listing requirements of the Nasdaq Stock Market. The Company's securities were transferred to the Nasdaq Capital Market at the opening of business on April 25, 2013.
To meet the Rule requirements and maintain our listing on the Nasdaq Capital Market, we may have to effect a reverse stock split, which would require the approval of our stockholders. On May 1, 2013, our stockholders approved a proposal authorizing our Board of Directors to amend our Certificate of Incorporation to effect a reverse stock split, if necessary, which will combine a number of outstanding shares of our Common Stock up to ten (10), shares into one (1) share of Common Stock, which ratio is to be designated by our Board of Directors.

Results of Operations - Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

NET REVENUES
		Percentage Inc./(Dec.) from prior year
	March 31, 2013		March 31, 2012
Net product revenues	$5,372,948	72%	$3,118,632
Royalties	886,218	30%	680,377
Other revenues	56,558	64%	34,532
Total net revenues	$6,315,724	65%	$3,833,541
Cost of product revenues	$2,841,739		$2,002,986
Total gross profit	$3,473,985		$1,830,555
Total gross profit
as a % of total net revenues	55%		48%
Total product gross profit
as a % of net product revenues	47%		36%
Total net revenues in the three months ended March 31, 2013 were $6.3 million as compared to $3.8 million in the three months ended March 31, 2012.   Net revenues include net product revenues (sales of Progesterone Products to Actavis and Merck Serono), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products), and other revenues.
Total net product revenues were $5.4 million in the three months ended March 31, 2013 as compared to $3.1 million in the three months ended March 31, 2012.  This increase primarily reflects higher revenues over last year from Merck Serono. Higher revenues from Merck Serono are a result of a 74% increase in volume quarter over quarter, coupled with shipments to countries with higher net selling prices. There were no product revenues from Actavis in the three months ended March 31, 2013 as compared with $0.2 million in the three months ended March 31, 2012.
Royalty revenues were $0.9 million in the three months ended March 31, 2013 as compared with $0.7 million in the three months ended March 31, 2012 as a result of royalties on higher revenues from Actavis on Progesterone Products sold by Actavis.
Gross profit increased by $1.6 million to $3.5 million for the three months ended March 31, 2013 compared to $1.8 million in the three months ended March 31, 2012. This is the result of an increase in net product revenues from Merck Serono and an increase in royalties from Actavis. The increase in net product revenues from Merck Serono was due to both an increase in quantity of product sold and to a continued shift in sales toward markets with higher net selling prices. Gross profit as a percentage of total net revenues was 55% for the three months ended March 31, 2013 compared with 48% in the same period in 2012. Gross profit as a percentage of net product revenues in the three months ended March 31, 2013 was 47% compared with

36% for the same period in 2012. The higher profit margin in the first quarter of 2013 was a result of the higher volumes and favorable product mix of sales to Merck Serono.

General and Administrative

	March 31, 2013	Percentage Inc./(Dec.) from Prior Year	March 31, 2012
General and administrative	$2,460,563	(4)%	$2,551,325
Total general and administrative expenses decreased by $0.1 million to $2.5 million for the three months ended March 31, 2013 compared with $2.6 million for the three months ended March 31, 2012. Our ongoing general and administrative expenses decreased by $0.4 million, or 14%, from $2.2 million to $1.8 million. We incurred $0.2 million in severance and retention expenses in the three months ended March 31, 2013 compared with $0.4 million in severance expenses for the three months ended March 31, 2012. This decrease was offset by an increase of $0.5 million in professional fees associated with business development activities.

Research and Development

	March 31, 2013	Percentage Inc./(Dec.) from Prior Year	March 31, 2012
Research and development	$—	N/A	$553,678
There were no research and development expenses in the three months ended March 31, 2013, as compared to $0.6 million in the three months ended March 31, 2012. Research and development expenses in the three months ended March 31, 2012 included costs for product development, clinical development and regulatory fees, which were a combination of internal and third-party costs.  There were no research and development expenses in the first quarter of 2013 as we have substantively curtailed our research and development activities.

Other Income and Expense

	March 31, 2013	Percentage Inc./(Dec.) from Prior Year	March 31, 2012
Other income and expense	$231,094	(96)%	$6,231,517
Other income for the three months ended March 31, 2013 consisted primarily of the recognition of the $0.2 million change in fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from December 31, 2012.  Other income for the three months ended March 31, 2012 amounted to $6.2 million, consisting primarily of $6.3 million in income related to the recognition of change in the fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from the decrease in stock price from December 31, 2011.
Liquidity and Capital Resources
We require cash to pay our operating expenses, fund working capital needs and make capital expenditures. We have funded our operations through cash generated from our operations.
At March 31, 2013, our cash, cash equivalents and short-term investments were $29.2 million. Our cash and cash equivalents of $13.8 million are highly liquid investments with maturity of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds. Our short-term investments of $15.5 million consist of short-term duration bond funds.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and the resources we devote to developing and supporting our products. Our capital expenditures decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily as a result of completing the addition of increased manufacturing capacity to ensure our ability to meet Actavis's forecasts for the anticipated launch of progesterone vaginal gel 8% in preterm birth in women with premature cervical shortening and facility improvements to ensure compliant manufacturing operations. We expect that our capital expenditures during the remainder of 2013 will increase due to our relocation to Boston but will remain significantly less than the 2012 period.
As of March 31, 2013, we had outstanding exercisable options and warrants that, if exercised, would result in approximately $22.6 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to us.  Options and warrants outstanding at March 31, 2013 were 3,598,290 and 9,893,455, respectively; however, there can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the periods ended March 31, 2013 and March 31, 2012.
We believe that our current cash, cash equivalents and short-term investments, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.
Cash Flows
Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Cash flows:
Operating activities:
Net income	$1,241,640	$4,954,393
Non-cash charges	4,342	(5,607,877)
Net cash income (loss)	1,245,982	(653,484)
Change in working capital	(538,270)	(960,146)
Operating activities	707,712	(1,613,630)

Investing activities:
Purchase of property and equipment	(17,589)	(917,479)
Additions to short-term investments	(51,944)	(58,803)
Proceeds from sale of assets	5,359	—
Investing activities	(64,174)	(976,282)

Financing activities:
All other financing activities	(6,875)	(7,500)
Financing activities	(6,875)	(7,500)

Effect of exchange rate changes on cash	(70,220)	34,644
NET INCREASE (DECREASE) IN CASH	$566,443	$(2,562,768)
Net cash provided by operating activities for the three months ended March 31, 2013 was $0.7 million and resulted primarily from $1.2 million of net income for the period, increased by approximately $0.2 million in depreciation and amortization and stock-based compensation expense, and decreased by $0.2 million for the change in value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $0.5 million, primarily relating to a decrease in inventory of $0.4 million associated with increased product shipments. This increase was offset by an increase in accounts receivable due to increased revenues and a decrease in other accrued expenses of $0.8 million primarily related to severance amounts for two executives paid in the first quarter of 2013. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2013, which consisted of income earned from our short-term investments which was reinvested.

Net cash used in operating activities for the three months ended March 31, 2012 was $1.6 million and resulted primarily from $5.0 million of net income for the period, increased by approximately $0.3 million in depreciation and amortization and stock-based compensation expense, and decreased by $6.3 million for the change in value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $1.0 million, primarily relating to an increase in inventory of $1.6 million associated with the build-up of inventory to meet Actavis's forecast requirements and a decrease in other accrued expenses of $0.7 million, primarily related to personnel-related expenses paid in the first quarter of 2012. These decreases were partially offset by a decrease in accounts receivable of $1.9 million. Net cash used in investing activities was $1.0 million for the three months ended March 31, 2012, which consisted primarily of purchases of property and equipment of $0.9 million associated with completing the addition of increased manufacturing capacity to ensure our ability to meet Actavis's forecast requirements and for facility improvements to ensure compliant manufacturing operations.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
Our contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in the 2012 Annual Report have not materially changed since that report was filed.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 is an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013, and it did not have a material impact on our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies as of March 31, 2013.
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
Factors that might cause future results to differ include, but are not limited to, the following: the successful marketing of CRINONE by Actavis and Merck Serono in their respective markets; successful development by Actavis of a next-generation vaginal progesterone product for the U.S. market; difficulties or delays in manufacturing; the availability and pricing of third-party sourced products and materials; successful compliance with FDA and other governmental regulations applicable to manufacturing facilities, products and/or businesses; changes in laws and regulations; the ability to obtain and enforce patents and other intellectual property rights; the impact of patent expiration; the impact of competitive products and pricing; the cost of evaluating potential strategic transactions; the cost of the Company's relocation to Boston; our ability to regain compliance with the Nasdaq listing requirements; the strength of the U.S. dollar relative to international currencies, particularly the euro; competitive economic and regulatory factors in the pharmaceutical and healthcare industry; general economic conditions; and other risks and uncertainties that may be detailed, from time-to-time, in our reports filed with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2012. All forward-looking statements contained herein are neither promises nor guarantees.  We do not undertake any responsibility to revise or update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company does not believe that it has material exposure to market rate risk.  The Company may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose the Company to material market risk.
Expenditures, primarily related to manufacturing, for the three months ended March 31, 2013 were approximately $0.1 million less than they would have been if the average 2012 exchange rates had been in effect in 2013.
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
Based on their evaluation at March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
Claims and lawsuits may be filed against us and our subsidiaries from time to time.  Although the results of pending claims are always uncertain, we believe that we have adequate reserves or insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from such actions.
Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey.  These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and assert claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the Company's common stock (“Common Stock”) during the period from December 6, 2010 through January 20, 2012. Both actions have been consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and certain of our officers have been added as defendants. The complaint alleges that we and one of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of our PREGNANT study and the likelihood of approval by the FDA of an NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs seek unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney's fees. We believe that this action is without merit, and intend to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action and we have not made any provision for losses in connection with it.
Item 1A.    Risk Factors
Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012 in addition to the other information included in this quarterly report.
As a result of no longer meeting the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in Listing Rule 5450(a)(1) (the "Rule"), we are not in compliance with certain Nasdaq listing requirements, and if we do not regain compliance, we could face delisting from the Nasdaq.
On October 24, 2012, we received a letter from the Nasdaq Stock Market indicating that we no longer meet the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in the Rule. The notice stated that the bid price of our Common Stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq rules, we have 180 calendar days to regain compliance with the Rule, but can apply for additional time if necessary.
On April 24, 2013, Nasdaq granted our application to list our Common Stock on the Nasdaq Capital Market and granted the Company an additional 180 day period, expiring October 21, 2013, in which to regain compliance with the listing requirements of the Nasdaq Stock Market. The Company's securities were transferred to the Nasdaq Capital Market at the opening of business on April 25, 2013.
To meet the Rule requirements and maintain our listing on the Nasdaq Capital Market, we may have to effect a reverse stock split, which would require the approval of our stockholders. On May 1, 2013, our stockholders approved a proposal authorizing our Board of Directors to amend our Certificate of Incorporation to effect a reverse stock split, if necessary, which will combine a number up to ten (10) of outstanding shares of our Common Stock shares into one (1) share of Common Stock, which ratio is to be designated by our Board of Directors. Even if we are successful in implementing the reverse split, we may be unable to maintain compliance with listing standards now or in the future.
As of March 31, 2013, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, although we may disclose other changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits

(a)	Exhibits

4.1
Amendment No. 2, dated as of March 5, 2013, to the Amended and Restated Rights Agreement, dated as of November 29, 2010, by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on March 6, 2013)

10.1
Employment Agreement, dated January 15, 2013, between the Company and Jonathan Lloyd Jones (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed January 16, 2013)

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
101
The following materials from the Columbia Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COLUMBIA LABORATORIES, INC.
/s/ Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE:  May 8, 2013