Form 10-Q
period 2013-06-30
COLUMBIA LABORATORIES INC
filed 2013-08-07
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Liberty Square
Boston, Massachusetts (Address of principal executive offices)	02109 (Zip Code)

Registrant’s telephone number, including area code: (617) 639-1500

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013: 87,650,146.

Columbia Laboratories, INC. and Subsidiaries

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,420,780	$13,204,067
Short-term investments	—	15,433,967
Accounts receivable, net	3,674,410	1,159,145
Amounts due from related parties	841,573	2,194,491
Inventories	2,583,689	2,626,606
Prepaid expenses and other current assets	979,572	1,284,279

Total current assets	39,500,024	35,902,555
Property and equipment, net	787,134	927,227
Other assets	153,498	38,882

Total assets	$40,440,656	$36,868,664

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,804,367	$1,435,660
Accrued expenses	1,538,659	2,216,524
Deferred revenue	31,250	93,750

Total current liabilities	3,374,276	3,745,934
Deferred revenue, net of current portion	—	33,526
Common stock warrant liability	1,123,721	1,173,747

Total liabilities	4,497,997	4,953,207

Commitments and contingencies
Contingently redeemable series C preferred stock, 550 shares issued and outstanding (liquidation preference of $550,000)	550,000	550,000

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 shares authorized; 87,737,329 issued at June 30, 2013 and 87,543,781 issued at December 31, 2012	877,374	875,437
Additional paid-in capital	278,954,786	278,697,432
Treasury stock (at cost), 87,183 shares at June 30, 2013, and 36,448 shares at December 31, 2012	(156,837)	(125,381)
Accumulated deficit	(244,466,961)	(248,365,480)
Accumulated other comprehensive income	184,069	283,221

Total shareholders’ equity	35,392,659	31,365,457

Total liabilities and shareholders’ equity	$40,440,656	$36,868,664

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net product revenues	$7,019,080	$5,439,047	$12,392,028	$8,317,278
Net product revenues from related party	—	1,922,782	—	2,163,183
Royalties	90,575	106,653	176,793	187,030
Royalties from related party	836,913	727,558	1,636,913	1,327,558
Other revenues	31,250	34,496	87,808	69,028

Total net revenues	7,977,818	8,230,536	14,293,542	12,064,077
Cost of product revenues	2,830,596	2,718,037	5,672,335	4,502,499
Cost of product revenues from related party	—	1,747,809	—	1,966,333

Total cost of revenues	2,830,596	4,465,846	5,672,335	6,468,832
Gross profit	5,147,222	3,764,690	8,621,207	5,595,245
Operating expenses
Research and development (net of reimbursement from related party: $3,092 and $435,199 for the three and six months ended June 30, 2012, respectively)	—	159,072	—	712,750
General and administrative	2,319,594	1,923,356	4,780,157	4,474,681

Total operating expenses	2,319,594	2,082,428	4,780,157	5,187,431
Income from operations	2,827,628	1,682,262	3,841,050	407,814

Interest income	42,545	63,624	95,355	122,745
Change in fair value of stock warrants	(154,746)	205,700	50,026	6,465,067
Other expense, net	(55,874)	(8,776)	(82,362)	(95,747)

Income before income taxes	2,659,553	1,942,810	3,904,069	6,899,879
Income tax provision	2,674	—	5,550	2,676

Net income	$2,656,879	$1,942,810	$3,898,519	$6,897,203

Basic net income per common share	$0.03	$0.02	$0.04	$0.08

Diluted net income per common share	$0.03	$0.02	$0.04	$0.00

Basic weighted average common shares outstanding	87,413,773	87,305,184	87,372,558	87,300,585

Diluted weighted average common shares outstanding	88,614,341	88,483,609	88,600,366	88,440,185

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,656,879	$1,942,810	$3,898,519	$6,897,203
Other comprehensive income (loss) components:
Foreign currency translation	3,121	(8,066)	(1,932)	(3,442)
Unrealized (loss) gain on short term investments	(71,242)	(8,919)	(80,223)	95,888
Reclassification adjustment for gains included in net income	(16,997)	—	(16,997)	—

Comprehensive income	$2,571,761	$1,925,825	$3,799,367	$6,989,649

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,898,519	$6,897,203
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	213,761	191,821
Change in fair value of stock warrants	(50,026)	(6,465,067)
Provision for sales returns	(26,120)	(100,000)
Write-off of inventories	—	758,638
Stock-based compensation expense	273,040	487,981
Gain on short-term investments	(16,997)	—
Loss on disposal of fixed assets	36,900	6,225
Changes in operating assets and liabilities:
Accounts receivable	(2,515,265)	314,163
Due from related party	1,352,918	(562,922)
Inventories	42,918	(1,364,566)
Prepaid expenses and other current assets	304,543	(322,089)
Other non-current assets	(114,618)	425,411
Accounts payable	368,479	(883,452)
Accrued expenses	(684,596)	(657,988)
Deferred revenue	(96,026)	(69,027)

Net cash provided by (used in) operating activities	2,987,430	(1,343,669)
Cash flows from investing activities:
Purchase of property and equipment	(110,583)	(1,044,871)
Proceeds from the sale of short-term investments	15,353,744	—

Net cash provided by (used in) investing activities	15,243,161	(1,044,871)
Cash flows from financing activities:
Dividends paid	(13,750)	(15,000)

Net cash used in financing activities	(13,750)	(15,000)
Effect of exchange rate changes on cash and cash equivalents	(128)	6,195

Net increase (decrease) in cash and cash equivalents	18,216,713	(2,397,345)
Cash and cash equivalents, beginning of period	13,204,067	10,114,163

Cash and cash equivalents, end of period	$31,420,780	$7,716,818

Supplemental cash flow information
Cash paid for income taxes	$2,876	$37,156

Supplemental noncash financing activities
Purchase of treasury stock	$31,456	$—

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Columbia Laboratories, Inc. (“Columbia”) for the year ended December 31, 2012 filed with the SEC on March 14, 2013. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation within the consolidated balance sheets.

(2) Actavis Transactions

Under a purchase agreement with Actavis, Inc. (“Actavis”, formerly Watson Pharmaceuticals, Inc.), Actavis has agreed to make royalty payments to Columbia of 10% to 20% of annual net sales of certain Progesterone Products provided, however, that royalty rates will be reduced by 50% in a particular country if a generic entry by a third party occurs in such country and certain other circumstances are fulfilled. In addition, if Actavis commercializes a progesterone product through a third party outside of the U.S., in lieu of royalties, Columbia will be entitled to 20% of gross profits associated with such commercialization. If Actavis or its affiliates effects a generic entry with respect to a Progesterone Product in a particular country in the circumstances permitted by the Purchase Agreement, in lieu of royalties payable in respect of net sales for such generic product, Columbia will be entitled to 20% of the gross profits associated with the commercialization of such generic product in such country.

Pursuant to the purchase agreement, Columbia and Actavis had also agreed to collaborate with respect to the development of Progesterone Products. Columbia was responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7.0 million. All other development costs incurred in connection with the development collaboration were paid by Actavis. In the three months ended June 30, 2012, Columbia was reimbursed $3,100 by Actavis. In the six months ended June 30, 2012, Columbia was reimbursed $0.4 million from Actavis. There were no research and development expenses incurred for the three or six months ended June 30, 2013. The reimbursable costs were credited to research and development expense in the consolidated statements of operations.

As part of the purchase agreement, from the date of the closing of the Actavis Transactions until the second anniversary of the date on which Columbia and Actavis terminate their relationship with respect to the joint development of Progesterone Products, Columbia agreed not to manufacture, develop or commercialize products containing progesterone or any other products for the preterm birth indication, subject to certain exceptions. The joint development collaboration can be terminated by either party on or after July 2, 2015 (five years after the closing of the Actavis Transactions).

(3) Revenue Recognition and Sales Returns Reserves

Net revenues include net product revenues associated with sales of Progesterone Products to Actavis and Merck Serono S.A. (“Merck Serono”), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products), and other revenues (primarily deferred revenues).

Net product revenues are recognized when shipped, except in the case of product shipments to Actavis, which are recognized when received at Actavis’s warehouse. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees.

Sales to Merck Serono for CRINONE® (progesterone gel) are determined on a country-by-country basis and are the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) Columbia’s direct manufacturing cost plus 20%. Columbia estimates net selling prices based on historical experience and other current information from Merck Serono; the amounts are reconciled on a quarterly basis when information is received from Merck-Serono. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units. Columbia accrues an estimated volume discount on a quarterly basis and reconciles it on an annual basis.

Columbia is not responsible for returns on international sales. Sales adjustments for international sales are estimated to recognize changes in foreign exchange rates and changes in market prices that may fluctuate within a year. Columbia is responsible for sales returns for products sold to domestic customers prior to both the Actavis Transactions and the sale in April 2011 of STRIANT® (testosterone buccal system) to Actient Pharmaceuticals LLC (“Actient”). Revenues from the sale of products to domestic customers were recorded at the time goods were shipped to customers. Except for sales to licensees, Columbia’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Products sold to Merck Serono and Actavis are not returnable to Columbia. Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized. Columbia evaluates its remaining provision for returns on a quarterly basis based on the rate of returns processed and adjusts the provision if its analysis indicates that the provision needs to be adjusted.

An analysis of the reserve for sales returns is as follows:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of year	$483,865	$1,429,598
Provision:
Related to current period sales	—	—
Related to prior period sales	(73,303)	(100,000)

	(73,303)	(100,000)

Returns:
Related to current period sales	—	—
Related to prior period sales	—	(109,787)

	—	(109,787)

Balance at end of period	$410,562	$1,219,811

(4) Inventories

Columbia states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material and overhead and consists of the following:

	June 30, 2013	December 31, 2012
Raw materials	$539,960	$685,578
Work in process	1,103,496	1,308,399
Finished goods	940,233	632,629

Total Inventories	$2,583,689	$2,626,606

(5) Geographic Information

Columbia and its subsidiaries are engaged in one line of business: the development, licensing, manufacturing and sale of pharmaceutical products. Columbia conducts its international business through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom and Switzerland to make product for both its international and domestic operations.

Columbia’s international customer, Merck Serono, sell their products into several countries. Columbia’s primary domestic customer, Actavis, is responsible for the commercialization and sale of progesterone products. The following table shows selected information by geographic area:

Net Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$984,859	$2,792,833	$1,902,326	$3,844,861
Switzerland	6,992,959	5,437,703	12,365,908	8,219,216
Other countries	—	—	25,308	—

Total	$7,977,818	$8,230,536	$14,293,542	$12,064,077

Total Assets:

	June 30, 2013	December 31, 2012
United States	$33,079,092	$31,898,401
Switzerland	4,236,506	1,189,183
Other countries	3,125,058	3,781,080

Total	$40,440,656	$36,868,664

(6) Net Income Per Common Share

The calculation of basic and diluted income per common and common equivalent share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic income per share
Net income	$2,656,879	$1,942,810	$3,898,519	$6,897,203
Less: Preferred stock dividends	(6,875)	(7,500)	(13,750)	(15,000)

Net income applicable to common stock	$2,650,004	$1,935,310	$3,884,769	$6,882,203

Basic weighted average number of common shares outstanding	87,413,773	87,305,184	87,372,558	87,300,585

Basic net income per share	$0.03	$0.02	$0.04	$0.08

Diluted income per share
Net income applicable to common stock	$2,650,004	$1,935,310	$3,884,769	$6,882,203
Add: Preferred stock dividends	6,875	7,500	13,750	15,000
Less: Fair value of stock warrants for dilutive warrants	—	(205,700)	(50,026)	(6,465,067)

Net income applicable to dilutive common stock	$2,656,879	$1,737,110	$3,848,493	$432,136

Basic weighted average number of common shares outstanding	87,413,773	87,305,184	87,372,558	87,300,585
Effect of dilutive securities
Dilutive stock awards	60,968	38,825	88,208	—
Dilutive preferred share conversions	1,139,600	1,139,600	1,139,600	1,139,600

	1,200,568	1,178,425	1,227,808	1,139,600
Diluted weighted average number of common shares outstanding	88,614,341	88,483,609	88,600,366	88,440,185

Diluted net income per share	$0.03	$0.02	$0.04	$0.00

Basic income per share is computed by dividing net income less preferred stock dividends by the weighted-average number of shares of Columbia’s common stock (“Common Stock”) outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible preferred stock, and other potential dilutive Common Stock, including selected restricted shares of Common Stock outstanding during the period. Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of Common Stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an “as if converted” basis; the change in the fair value of the stock warrants recognized in the periods presented was subtracted from earnings to calculate net income applicable to dilutive Common Stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for all periods presented was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to 13,190,982 and 16,968,748 for the three months ended June 30, 2013, and 2012, respectively but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of Common Stock excluded from the income per share calculation amounted to 13,190,982 and 17,021,453 for the six months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

(7) Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income during the six months ended June 30, 2013 were as follows:

	Unrealized Gain on Marketable Securities, net of tax	Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2012	97,220	186,001	283,221
Current period other comprehensive loss	(80,223)	(1,932)	(82,155)
Amounts reclassified from accumulated other comprehensive income	(16,997)	—	(16,997)

Balance—June 30, 2013	—	184,069	184,069

(8) Legal Proceedings

Claims and lawsuits may be filed against Columbia from time to time. Although the results of pending claims are always uncertain, Columbia believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from such actions.

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and one of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and one of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the Common Stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a further amended complaint, and they did so on July 11, 2013. Columbia believes that the amended action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or estimate the liability related to this action, and Columbia has not made any provision for losses in connection with it.

(9) Stock-Based Compensation

Columbia recorded stock-based compensation expense of $0.2 million for both three month periods ended June 30, 2013 and 2012. Columbia recorded stock-based compensation expense of $0.3 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation is included in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$4,868	$2,951	$4,868	$10,039
Research and development	—	10,765	—	61,250
General and administrative	162,205	154,830	268,172	416,692

Total	$167,073	$168,546	$273,040	$487,981

Columbia granted 710,000 and 835,000 stock options during the six months ended June 30, 2013 and 2012, respectively. Columbia has elected to use the Black-Scholes model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the six months ended June 30, 2013 and 2012 was $0.44 and $0.50, respectively, using the following assumptions:

	Six Months Ended June 30,
	2013	2012
Risk free interest rate	0.71%-0.76%	0.82%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	96.52%-97.02%	105.72%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Columbia’s estimated expected stock price volatility is based on its own historical volatility. Columbia’s expected term of options granted in the six months ended June 30, 2013 and 2012, was derived from the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

(10) Fair Value of Financial Instruments

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

The fair value of cash and cash equivalents are classified as level 1 at June 30, 2013 and December 31, 2012. The fair value of short-term investments is determined based on quoted market prices on the balance sheet date and are classified as a Level 1 investment at December 31, 2012. There we no short-term investments at June 30, 2013.

The estimated fair value of the Common Stock warrant liability resulting from the October 2009 registered direct offering of 10,900,000 shares of Common Stock and warrants to purchase 5,450,000 shares of Common Stock and is determined by using the Black-Scholes option pricing model based on Columbia’s stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 measurement. Columbia recorded a charge of $0.2 million for the three months ended June 30, 2013 as compared to income of $0.2 million for the three months ended June 30, 2012 as a result of the change in stock price. During the six months ended June 30, 2013 and 2012, Columbia recorded income of $0.1 million and $6.5 million, respectively, as a result of the change in the stock price.

The fair value of accounts receivable and accounts payable approximate their carrying amount.

(11) Related Party Transactions

The table below presents the transactions between the Company and Actavis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net product revenues	$—	$1,922,782	$—	$2,163,183
Royalties	836,913	727,558	1,636,913	1,327,558

Total net revenues	$836,913	$2,650,340	$1,636,913	$3,490,741

Cost of product revenues
Cost of product revenues	—	1,747,809	—	1,966,333

Gross profit	$836,913	$902,531	$1,636,913	$1,524,408

As of June 30, 2013 and December 31, 2012, amounts due from related party for these sales were approximately $0.8 million and $2.2 million, respectively. There were no amounts due to Actavis as of June 30, 2013 and December 31, 2012.

In the three and six months ended June 30, 2012, Actavis reimbursed Columbia $3,100 and $0.4 million, respectively, for research and development expenses pursuant to the purchase agreement. There are no further expenses to be reimbursed by Actavis related to research and development.

(12) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 is an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. Columbia adopted this update effective January 1, 2013, and it did not have a material impact on the condensed consolidated financial statements.

(13) Subsequent Events

On July 26, 2013, the Company’s Board of Directors set a ratio of 1-for-8 for its previously approved reverse stock split of its common stock, and an anticipated effective date for the reverse stock split of the later of (i) the filing with the Secretary of the State of Delaware of a certificate of amendment with respect to the reverse stock split or (ii) August 9, 2013. The reverse split was approved by the stockholders at its annual meeting of stockholders on May 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, that involve risk and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.

These forward-looking statements include, among other things, statements about,

•	successful marketing of CRINONE® by Actavis and Merck Serono in their respective markets;

•	the anticipated timing of future batch orders of CRINONE from our customers;

•	the successful development by Actavis of a next-generation vaginal progesterone product for the U.S. market;

•	our ability to manufacture our product with minimal difficulties and delays;

•	the availability and pricing of third-party sourced products and materials;

•	our compliance with FDA and other governmental regulations applicable to manufacturing facilities, products, and/or business;

•	our intellectual property portfolio;

•	our strategy of growing through acquisition;

•	our ability to regain compliance with the Nasdaq listing requirements; and

•	our estimates regarding expenses, future revenues, and capital requirements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly in Part 1 – Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report and the documents that we have filed as exhibits to the Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Company Overview

We are in the business of developing, manufacturing and selling to our marketing partners pharmaceutical products that utilize our proprietary bioadhesive drug delivery technologies to treat various medical conditions. Our focus is drug delivery across mucosal membranes, an area where we have a rich heritage and proven capabilities. To date, we have developed and brought to market six products: five bioadhesive vaginal gel products that provide patient friendly solutions for infertility, pregnancy support, amenorrhea, and other women’s health conditions, and a testosterone bioadhesive buccal system for male hypogonadism. Our primary product is CRINONE (progesterone gel) which is formulated in a 4% and an 8% solution. We have licensed CRINONE to Merck Serono S.A. (“Merck Serono”), internationally, and to Actavis, Inc. (“Actavis”, formerly Watson Pharmaceuticals, Inc.), in the United States.

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

Under the terms of the amended license and supply agreement, we will continue to sell CRINONE to Merck Serono on a country by country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono’s net selling price. From 2014 through 2020, the percentage of net selling price will convert to a tiered structure. Current volumes will be eligible to receive slightly lower rates than in 2013. As volumes reach higher thresholds, incremental sales will earn a lower percentage of net selling price. These thresholds have been agreed in order to incentivize Merck Serono to continue to develop existing markets and to enter new markets. Additionally, the parties will jointly cooperate to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. All other material terms remain substantially as before.

We manufacture and sell product to Actavis at our cost plus 10%; these revenues are recorded within net product revenues from related party. In addition, we receive royalties equal to a minimum of 10% of annual net sales by Actavis for annual net sales up to $150 million, 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Due to a build-up of inventory by Actavis in advance of filing for FDA approval of 8% progesterone gel for use in the prevention of preterm birth in women with premature cervical shortening, and Actavis’ decision, in light of the FDA’s denial of both Actavis’ application and subsequent appeal, not to continue development of the proposed indication, Actavis currently has sufficient inventories of CRINONE; therefore we do not expect any material orders for the remainder of 2013. We continue to receive royalties on net sales of CRINONE by Actavis.

Future recurring revenues will be derived primarily from product sales to and royalty streams from our partners, Actavis and Merck Serono. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to our two major customers occur only in full batches, quarterly sales can vary widely and affect comparisons with prior periods and may not correlate to our customers’ in-market sales.

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

Workforce Reduction and Corporate Office Relocation

On March 1, 2012, we announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. We recorded a severance charge of approximately $0.5 million in the six months ended June 30, 2012. The reduction impacted research and development and general and administrative positions. Our remaining staff focuses its efforts on supporting its customers through existing product supply agreements, assuring compliance with all financial reporting requirements, and evaluating strategic options to build value for shareholders.

During the six months ended June 30, 2013, we relocated our corporate facilities from Livingston, New Jersey to Boston, Massachusetts. On March 15, 2013, we entered into a lease agreement for our new location in Boston. We expect this lease will provide a significant cost saving compared to our current lease for our corporate facilities in Livingston, which expires in October 2013. We completed our process of hiring employees for the Boston office, which is comprised of accounting and finance, operations and other administrative staff. We have incurred a charge of $0.6 million for the six months ended June 30, 2013, related to severance and other relocation costs associated with the elimination of certain positions at the Livingston location. With the relocation now complete, going forward we expect reduced personnel and other related costs.

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

On April 24, 2013, Nasdaq granted our application to list our common stock on the Nasdaq Capital Market and granted the Company an additional 180-day period, expiring October 21, 2013, in which to regain compliance with the Rule. The Company’s common stock were transferred to the Nasdaq Capital Market at the opening of business on April 25, 2013.

On July 26, 2013, our Board of Directors, to meet the Rule requirements and maintain our listing on the Nasdaq Capital Market, set a ratio of 1-for-8 for the previously approved reverse stock split of our common stock, and an anticipated effective date for the reverse stock split of the later of (i) the filing with the Secretary of the State of Delaware of a certificate of amendment with respect to the reverse stock split or (ii) August 9, 2013. The reverse split was approved by the stockholders at our annual meeting of stockholders on May 1, 2013.

Results of Operations

The following table contains selected income statements information, which serves as the basis of the discussion surrounding our results of operations for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Net product revenues	$7,019,080	88%	$7,361,829	90%	$(342,749)	(5)%
Royalties	927,488	12	834,211	10	93,277	11
Other revenues	31,250	—	34,496	—	(3,426)	(9)

Total net revenues	7,977,818	100	8,230,536	100	(252,718)	(3)
Cost of revenues	2,830,596	35	4,465,846	54	(1,635,250)	(37)

Gross profit	5,147,222	65	3,764,690	46	1,382,532	37
Operating expenses
Research and development (net of reimbursement from related party: $3,092 for the three months ended June 30, 2012)	—	—	159,072	2	(159,072)	(100)
General and administrative	2,319,594	29	1,923,356	23	396,238	21

Total operating expenses	2,319,594	29	2,082,428	25	237,166	11

Income from operations	2,827,628	35	1,682,262	20	1,145,366	68
Interest income, net	42,545	1	63,624	1	(21,079)	(33)
Change in fair value of stock warrants	(154,746)	(2)	205,700	3	(360,446)	(175)
Other expense, net	(55,874)	(1)	(8,776)	—	(47,098)	537

Income before income taxes	2,659,553	33	1,942,810	24	716,743	37
Income tax provision	2,674	—	—	—	2,674	100

Net income	$2,656,879	33%	$1,942,810	24%	$714,069	37%

Revenues

	Three Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Net product revenues	$7,019,080	$7,361,829	$(342,749)	(5)%
Royalties	927,488	834,211	93,277	11
Other revenues	31,250	34,496	(3,246)	(9)

Total net revenues	$7,977,818	$8,230,536	$(252,718)	(3)%

Total net revenues in the three months ended June 30, 2013 were $8.0 million as compared to $8.2 million in the three months ended June 30, 2012. Net revenues include net product revenues (sales of Progesterone Products to Actavis and Merck Serono), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products), and other revenues.

Total net product revenues were $7.0 million in the three months ended June 30, 2013 as compared to $7.4 million in the three months ended June 30, 2012. This decrease primarily relates to the absence of product revenue from Actavis in the three months ended June 30, 2013, as compared with $1.9 million in the three months ended June 30, 2012 due to sufficient inventory on hand at Actavis. This was offset by higher revenues from Merck Serono in the three months ended June 30, 2013 as compared with the three months ended June 30, 2012. Higher revenues from Merck Serono are a result of a 23% increase in volume quarter over quarter, coupled with shipments to countries with higher net selling prices. In the three months ended June 30, 2013, a shift in the timing of batch orders contributed to a 29% increase in our net product revenues from Merck Serono as compared with the three months ended June 30, 2012.

Royalty revenues were $0.9 million in the three months ended June 30, 2013, as compared with $0.8 million in the three months ended June 30, 2012, as a result of royalties on higher revenues from Actavis on Progesterone Products sold by Actavis.

Cost of revenues

	Three Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Cost of revenues	$2,830,596	$4,465,846	$(1,635,250)	37%
Cost of revenues (as a percentage of total revenues)	35%	54%

Total cost of revenues decreased $1.6 million, or 37%, to $2.8 million for the three months ended June 30, 2013, as compared to $4.5 million for the three months ended June 30, 2012. This decrease was primarily a result of the absence of product sales to Actavis for the three months ended June 30, 2013 as compared to $1.9 million of sales for the three months ended June 30, 2012. Total cost of revenues as a percentage of total revenues decreased to 35% for the three months ended June 30, 2013, from 54% for the three months ended June 30, 2012, primarily due to a more favorable sales mix.

Research and development

	Three Months Ended June 30,		$	%
	2013	2012	Change	Change
Research and development	$—	$159,072	$(159,072)	(100)%
Research and development (as a percentage of total revenues)	—%	2%

There were no research and development expenses in the three months ended June 30, 2013, as compared to $0.2 million in the three months ended June 30, 2012. Research and development expenses in the three months ended June 30, 2012 included costs for product development, clinical development and regulatory fees, which were a combination of internal and third-party costs. There were no research and development expenses in the second quarter of 2013 as we have eliminated our research and development activities.

General and administrative

	Three Months Ended
	June 30,		$	%
	2013	2012	Change	Change
General and administrative	$2,319,594	$1,923,356	$396,238	21%
General and administrative (as a percentage of total revenues)	29%	23%

Total general and administrative expenses increased by $0.4 million to $2.3 million for the three months ended June 30, 2013, compared with $1.9 million for the three months ended June 30, 2012. This increase reflects severance and relocation costs of $0.4 million incurred during the three months ended June 30, 2013.

Other income and expense

	Three Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Interest income, net	$42,545	$63,624	$(21,079)	(33)%
Change in fair value of stock warrants	(154,746)	205,700	(360,446)	(175)%
Other expense, net	(55,874)	(8,776)	(47,098)	537%

The decrease in interest income, net primarily relates to an overall decrease in interest rates from our interest-bearing securities.

Change in fair value of stock warrants for the three months ended June 30, 2013 was due to a $0.2 million charge associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from an increase in our stock price. Change in fair value of stock warrants for the three months ended June 30, 2012 amounted to $0.2 million of income due to the change in the fair value of the warrants issued in conjunction with the October 2009 stock issuance resulting from a decrease in our stock price.

The increase in other expense, net primarily relates to the sale of our short-term investments in the three months ended June 30, 2013.

Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended June 30,
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Net product revenues	$12,392,028	87%	$10,480,461	87%	$1,911,567	18%
Royalties	1,813,706	12	1,514,588	12	299,118	20
Other revenues	87,808	1	69,028	1	18,780	27

Total net revenues	14,293,542	100	12,064,077	100	2,229,465	18
Cost of revenues	5,672,335	40	6,468,832	54	(796,497)	(12)

Gross profit	8,621,207	60	5,595,245	46	3,025,962	54
Operating expenses
Research and development (net of reimbursement from related party: $435,199 for the six months ended June 30, 2012)	—	—	712,750	6	(712,750)	(100)
General and administrative	4,780,157	33	4,474,681	37	305,476	7

Total operating expenses	4,780,157	33	5,187,431	43	(407,274)	(8)

Income from operations	3,841,050	27	407,814	3	3,433,236	842
Interest income, net	95,355	1	122,745	1	(27,390)	(22)
Change in fair value of stock warrants	50,026	—	6,465,067	54	(6,415,041)	(99)
Other expense, net	(82,362)	(1)	(95,747)	(1)	13,385	14

Income before income taxes	3,904,069	27	6,899,879	57	(2,995,810)	(43)
Income tax provision	5,550	—	2,676	—	2,874	107

Net income	$3,898,519	27%	$6,897,203	57%	$(2,998,684)	(43)%

Revenues

	Six Months Ended June 30,		$	%
	2013	2012	Change	Change
Net product revenues	$12,392,028	$10,480,461	$1,911,567	18%
Royalties	1,813,706	1,514,588	299,118	20
Other revenues	87,808	69,028	18,780	27

Total net revenues	$14,293,542	$12,064,077	$2,229,465	18%

Total net revenues in the six months ended June 30, 2013 were $14.3 million as compared to $12.1 million in the six months ended June 30, 2012. Net revenues include net product revenues (sales of Progesterone Products to Actavis and Merck Serono), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products), and other revenues.

Total net product revenues were $12.4 million in the six months ended June 30, 2013 as compared to $10.5 million in the six months ended June 30, 2012. This increase primarily reflects higher revenues over last year from Merck Serono offset by a decrease in sales from Actavis. Higher revenues from Merck Serono are a result of a 43% increase in volume from the 2012 period to the 2013 period, coupled with shipments to countries with higher net selling prices. There were no product revenues from Actavis in the six months ended June 30, 2013 as compared with $2.2 million in the six months ended June 30, 2012. In the six months ended June 30, 2013, a shift in the timing of batch orders contributed to a 51% increase in our net product revenues from Merck Serono as compared with the six months ended June 30, 2012. Due to this timing shift, we anticipate that product revenues from Merck Serono will be lower in the second half of the year than in the first half. We continue to expect ongoing year-over-year growth in net product revenues from Merck Serono.

Royalty revenues were $1.8 million in the six months ended June 30, 2013 as compared with $1.5 million in the six months ended June 30, 2012 as a result of royalties on higher revenues from Actavis on Progesterone products sold by Actavis.

Cost of revenues

	Six Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Cost of revenues	$5,672,335	$6,468,832	$(796,497)	(12)%
Cost of revenues (as a percentage of total revenues)	40%	54%

Total cost of revenues decreased $0.8 million, or 12%, to $5.7 million for the six months ended June 30, 2013, as compared to $6.5 million for the three months ended June 30, 2012. This decrease was primarily a result of the absence of product sales to Actavis during the six months ended June 30, 2013 as compared to $2.2 million of sales for the six months ended June 30, 2012, partially offset by increased revenues from Merck Serono. Total cost of revenues decreased as a percentage of total revenues to 40% for the six months ended June 30, 2013, from 54%, for the six months ended June 30, 2012, primarily due to a more favorable sales mix.

Research and development

	Six Months Ended June 30,		$	%
	2013	2012	Change	Change
Research and development	$—	$712,750	$(712,750)	(100)%
Research and development (as a percentage of total revenues)	—%	6%

There were no research and development expenses in the six months ended June 30, 2013, as compared to $0.7 million in the six months ended June 30, 2012. Research and development expenses in the six months ended June 30, 2012 included costs for product development, clinical development and regulatory fees, which were a combination of internal and third-party costs. There were no research and development expenses in the six months ended June 30, 2013 as we have eliminated our research and development activities.

General and administrative

	Six Months Ended
	June 30,		$	%
	2013	2012	Change	Change
General and administrative	$4,780,157	$4,474,681	$305,476	7%
General and administrative (as a percentage of total revenues)	33%	37%

Total general and administrative expenses increased by $0.3 million to $4.8 million for the six months ended June 30, 2013 compared with $4.5 million for the six months ended June 30, 2012. General and administrative expenses increased due to additional severance and relocation costs of $0.1 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as well as a $0.5 million increase in professional fees associated with business development. This was partially offset by savings of $0.3 million related to the January 2013 reduction of workforce.

Other income and expense

	Six Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Interest income, net	$95,355	$122,745	$(27,390)	(22)%
Change in fair value of stock warrants	50,026	6,465,067	(6,415,041)	(99)%
Other expense, net	(82,362)	(95,747)	13,385	(14)%

The decrease in interest income, net primarily relates to an overall decrease in interest rates from our interest-bearing securities.

Change in fair value of stock warrants for the six months ended June 30, 2013 consisted primarily of the recognition of the $0.1 million income in fair value of the warrants issued in conjunction with the October 2009 stock issuance. The change in fair value of stock warrants for the six months ended June 30, 2012, which amounted to $6.5 million of income, relates to the recognition of change in the fair value of the warrants issued in conjunction with the October 2009 stock issuance and is a result of a decrease in our stock price.

Other expense, net, in the 2012 period was primarily a result of net foreign currency remeasurement losses related to the strengthening of the euro and the British pound against the U.S. dollar. Other expense, net, in the 2013 period primarily relates to the sale of our short-term investments in the six months ended June 30, 2013.

Liquidity and Capital Resources

We require cash to pay our operating expenses, fund working capital needs and make capital expenditures. We have funded our operations through cash generated from our operations.

At June 30, 2013, our cash and cash equivalents were $31.4 million. Our cash and cash equivalents of $31.4 million are highly liquid investments with maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and the resources we devote to developing and supporting our products. Our capital expenditures decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily as a result of completing, during 2012, the addition of increased manufacturing capacity to ensure our ability to meet Actavis’s forecasts for the anticipated launch of progesterone vaginal gel 8% in preterm birth in women with premature cervical shortening and facility improvements to ensure compliant manufacturing operations. We do not expect any significant capital expenditures for the remainder of 2013.

As of June 30, 2013, we had outstanding exercisable options and warrants that, if exercised, would result in approximately $22.6 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to us. Options and warrants outstanding at June 30, 2013 were 2,442,605 and 9,893,455, respectively; however, there can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the periods ended June 30, 2013 and June 30, 2012.

On July 26, 2013, our Board of Directors set a ratio of 1-for-8 for the previously approved reverse stock split of our common stock, and an anticipated effective date for our reverse stock split of the later of (i) our filing with the Secretary of State of Delaware of a certificate of amendment with respect to our reverse stock split or (ii) August 9, 2013. Our reverse stock split was approved by our stockholders at our annual meeting of stockholders on May 1, 2013.

We believe that our current cash, cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2013 was $3.0 million and resulted primarily from $3.9 million of net income for the period, increased by approximately $0.5 million in depreciation and amortization and stock-based compensation expense, and decreased by $0.1 million for the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $1.3 million, primarily due to an increase in accounts receivable of $2.5 million associated with increased product shipments offset by a decrease in due from related party totaling $1.4 million primarily related to no product shipments to Actavis during the six months ended June 30, 2013. Net cash provided by investing activities was $15.2 million for the six months ended June 30, 2013, which resulted primarily from the proceeds from the sale of short-term investments totaling $15.4 million offset by purchases of property and equipment totaling $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2012 was $1.3 million and resulted primarily from $6.9 million of net income for the period, increased by approximately $0.7 million in depreciation and amortization and stock-based compensation expense as well as $0.8 million related to the write-off of certain inventories, and decreased by $6.5 million for the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $3.1 million, primarily relating to an increase in inventory of $1.4 million associated with the buildup of inventory to meet Actavis’ forecast requirements as well as an increase in accounts payable and accrued expenses of $1.5 million. Net cash used in investing activities was $1.0 million for the six months ended June 30, 2012 and resulted from the purchase of property and equipment.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in the 2012 Annual Report have not materially changed since that report was filed.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 is an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013, and it did not have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we have material exposure to market rate risk. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations were recorded in U.S. dollars. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the euro, British pound, and Swiss franc. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar-linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

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

Based on their evaluation at June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Claims and lawsuits may be filed against us from time to time. Although the results of pending claims are always uncertain, we believe that we have adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from such actions.

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of our common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and one of its officers have been added as defendants. The Consolidated Amended Complaint alleged that we and one of our officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of our PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of our Common Stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a further amended complaint, and they did so on July 11, 2013. We believe that the amended action is without merit, and intends to defend it vigorously. At this time it is not possible to determine the likely outcome of, or estimate the liability related to, this action, and we have not made any provision for losses in connection with it.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012 in addition to the other information included in this quarterly report.

As a result of no longer meeting the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in Listing Rule 5450(a)(1) (the “Rule”), we are not in compliance with certain Nasdaq listing requirements, and if we do not regain compliance, we could face delisting from the Nasdaq.

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

On April 24, 2013, Nasdaq granted our application to list our common stock on the Nasdaq Capital Market and granted the Company an additional 180 day period, expiring October 21, 2013, in which to regain compliance with the Rule. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on April 25, 2013.

On July 26, 2013, we announced that our Board of Directors, to meet the Rule requirements and maintain listing on the Nasdaq Capital Market, set a ratio of 1-for-8 for the previously approved reverse stock split of our common stock, and an anticipated effective date for our reverse stock split of the later of (i) our filing with the Secretary of State of Delaware of a certificate of amendment with respect to our reverse stock split or (ii) August 9, 2013. Our reverse stock split was approved by our Company’s stockholders at our annual meeting of stockholders on May 1, 2013.

As of June 30, 2013, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, although we may disclose other changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 6. Exhibits

(a) Exhibits

10.1	Amendment No. 1 effective as of April 4, 2013, to the Second Amended and Restated License and Supply Agreement between Columbia Laboratories (Bermuda) Ltd. And Ares Trading S.A. (portions of which have been omitted pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended and Rule 406 of the Securities Act of 1933, as amended) (the Second Amended and Restated License and Supply Agreement previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 14, 2010) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Columbia Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Laboratories, INC.

/s/ Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) DATE: August 7, 2013