Form 10-Q
period 2013-09-30
COLUMBIA LABORATORIES INC
filed 2013-11-07
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-10352

COLUMBIA LABORATORIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Liberty Square Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2013: 12,009,545.

Columbia Laboratories, Inc. and Subsidiaries

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,817,057	$13,204,067
Short-term investments	—	15,433,967
Accounts receivable, net	6,848,148	1,159,145
Amounts due from related parties	900,000	2,194,491
Inventories	1,994,454	2,626,606
Prepaid expenses and other current assets	2,808,954	1,284,279

Total current assets	31,368,613	35,902,555
Property and equipment, net	12,726,893	927,227
Goodwill and intangibles, net	15,560,287	—
Other assets	124,903	38,882

Total assets	$59,780,696	$36,868,664

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,556,163	$1,435,660
Accrued expenses	3,158,638	2,216,524
Deferred revenue	599,787	93,750
Notes payable	243,347	—

Total current liabilities	6,557,935	3,745,934
Deferred revenue, net of current portion	2,323,584	33,526
Notes payable, net of current portion	3,730,411	—
Common stock warrant liability	5,568,525	1,173,747

Total liabilities	18,180,455	4,953,207

Commitments and contingencies
Contingently redeemable series C preferred stock, 550 shares issued and outstanding (liquidation preference of $550,000)	550,000	550,000

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 shares authorized; 12,020,442 issued at September 30, 2013 and 10,942,973 issued at December 31, 2012	120,204	109,430
Additional paid-in capital	287,885,380	279,463,439
Treasury stock (at cost), 10,897 shares at September 30, 2013, and 4,556 shares at December 31, 2012	(156,074)	(125,381)
Accumulated deficit	(247,621,276)	(248,365,480)
Accumulated other comprehensive income	821,779	283,221

Total shareholders’ equity	41,050,241	31,365,457

Total liabilities and shareholders’ equity	$59,780,696	$36,868,664

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product revenues	$5,456,152	$4,193,999	$17,848,180	$12,511,277
Product revenues from related party	—	1,426,890	—	3,590,073
Royalties	107,218	112,770	284,011	299,800
Royalties from related party	887,553	904,839	2,524,466	2,232,397
Other revenues	674,769	34,540	762,577	103,568

Total revenues	7,125,692	6,673,038	21,419,234	18,737,115
Cost of revenues	3,238,215	1,889,749	8,910,550	6,392,248
Cost of revenues from related party	—	1,297,043	—	3,263,376

Total cost of revenues	3,238,215	3,186,792	8,910,550	9,655,624
Gross profit	3,887,477	3,486,246	12,508,684	9,081,491
Operating expenses
Sales and marketing	78,777	—	78,777	—
Research and development (net of reimbursement from related party of $3,092 and $435,199 for the three and nine months ended September 30, 2012, respectively)	—	143,795	—	856,545
Acquisition related expenses	947,202	—	1,439,946	—
General and administrative	1,594,223	1,901,880	5,881,636	6,376,561

Total operating expenses	2,620,202	2,045,675	7,400,359	7,233,106
Income from operations	1,267,275	1,440,571	5,108,325	1,848,385

Interest income	641	35,880	95,996	158,625
Change in fair value of stock warrants	(4,444,804)	(1,065,498)	(4,394,778)	5,399,569
Other income (expense), net	25,195	(19,882)	(57,165)	(115,629)

(Loss) income before income taxes	(3,151,693)	391,071	752,378	7,290,950
Provision for income taxes	2,624	2,342	8,174	5,018

Net (loss) income	$(3,154,317)	$388,729	$744,204	$7,285,932

Basic net (loss) income per common share	$(0.28)	$0.04	$0.07	$0.67

Diluted net (loss) income per common share	$(0.28)	$0.04	$0.07	$0.17

Basic weighted average common shares outstanding	11,137,780	10,916,358	10,994,382	10,913,844

Diluted weighted average common shares outstanding	11,137,780	11,067,853	11,148,275	11,056,421

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(3,154,317)	$388,729	$744,204	$7,285,932
Other comprehensive income (loss) components:
Foreign currency translation	637,710	3,195	635,778	(247)
Unrealized gain (loss) on short term investments	—	79,313	(80,223)	175,201
Reclassification adjustment for gains included in net income	—	—	(16,997)	—

Comprehensive (loss) income	$(2,516,607)	$471,237	$1,282,762	$7,460,886

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$744,204	$7,285,932
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	376,530	440,779
Change in fair value of stock warrants	4,394,778	(5,399,569)
Provision for sales returns	(26,120)	(222,764)
Write-off of inventories	—	867,316
Stock-based compensation expense	338,139	637,487
Gain on short-term investments	(16,997)	—
Loss on disposal of fixed assets	36,900	6,225
Changes in operating assets and liabilities:
Accounts receivable	(2,026,081)	(308,865)
Due from related party	1,294,491	(348,424)
Inventories	635,400	(938,288)
Prepaid expenses and other current assets	(547,306)	164,196
Other non-current assets	(86,016)	425,408
Accounts payable	95,482	(856,417)
Accrued expenses	(137,444)	(397,590)
Deferred revenue	(160,485)	(103,406)

Net cash provided by operating activities	4,915,475	1,252,020
Investing activities:
Purchase of property and equipment	(246,935)	(985,930)
Additions to short term investments	—	(179,811)
Cash paid for acquisition, net of cash received	(14,516,297)	—
Proceeds from the sale of short-term investments	15,353,744	—

Net cash provided by (used in) investing activities	590,512	(1,165,741)
Financing activities:
Redemption of series C convertible preferred stock	—	(50,000)
Proceeds from exercise of stock options	10,263	—
Principal payments on note payable	(7,297)	—
Dividends paid	(20,625)	—

Net cash used in financing activities	(17,659)	(50,000)
Effect of exchange rate changes on cash and cash equivalents	124,662	35,140

Net increase in cash and cash equivalents	5,612,990	71,419
Cash and cash equivalents, beginning of period	13,204,067	10,114,163

Cash and cash equivalents, end of period	$18,817,057	$10,185,582

Supplemental cash flow information
Cash paid for income taxes	$2,876	$52,728

Cash paid for interest	$4,532	$—

Supplemental noncash financing activities
Common stock issued in connection with the acquisition of Molecular Profiles	$8,105,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Columbia Laboratories, Inc. (“Columbia”) for the year ended December 31, 2012 filed with the SEC on March 14, 2013. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any period thereafter.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation within the consolidated balance sheets and consolidated statements of cash flows.

Basis of Presentation

On July 26, 2013, Columbia’s Board of Directors set a ratio of 1-for-8 for its previously approved reverse stock split which took effect on August 9, 2013. The reverse stock split was approved by Columbia’s shareholders at its annual meeting of shareholders on May 1, 2013. All share and per share amounts relating to the common stock, stock options and warrants included in the financial statements and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an equal amount to the reduction in par value of common stock to additional paid-in capital. The reverse stock split did not result in a retroactive adjustment to the share amounts for any of the classes of the Company’s preferred stock.

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

Pursuant to the purchase agreement, Columbia and Actavis had also agreed to collaborate with respect to the development of Progesterone Products. Columbia was responsible for the costs of conducting the PREGNANT Study and the preparation, filing and approval process of the related new drug application (or the supplemental new drug application) up to a maximum of $7.0 million. All other development costs incurred in connection with the development collaboration were paid by Actavis. In the three and nine months ended September 30, 2012, Columbia was reimbursed $3,100 and $0.4 million by Actavis, respectively. These reimbursed costs were credited to research and development expense in the consolidated financial statements. There were no research and development expenses incurred for the three and nine months ended September 30, 2013.

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

(3) Acquisition of Molecular Profiles Limited

On September 12, 2013, Columbia acquired all of the outstanding capital stock of Molecular Profiles Limited (“Molecular Profiles”), a U.K.-based pharmaceutical development services company. The main service lines that have been added to our portfolio as a result of the acquisition include:

•	Formulation, scale-up and clinical trial manufacturing supply service;

•	Advanced physical and chemical analysis; and,

•	Consulting services.

The acquisition expands Columbia’s business model and customer base while diversifying the Company’s revenue streams. With the addition of Molecular Profiles, the Company has broadened its technical expertise in the field of pharmaceutical development and analytical services. As a result of the transaction, former Molecular Profiles stockholders, in the aggregate received for their shares of Molecular Profiles common stock $16.7 million in cash and 1,051,323 shares of Columbia common stock. The total consideration is valued at $24.9 million, based upon the closing price of Columbia’s common stock on September 12, 2013. The goodwill recognized is attributable to expected synergies as the formulation, clinical trial manufacturing and consulting business lines are integrated into Columbia’s business model. The goodwill is deductible for tax purposes. Columbia accounted for this transaction using the acquisition method under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

Columbia has retained an independent valuation firm to assess the fair value of the identifiable intangible assets acquired and is currently assessing the fair value of other assets acquired and liabilities assumed and plans to file pro forma financial information with the SEC within the applicable time period. Columbia has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of September 12, 2013. As such, the assets acquired and liabilities assumed, including intangible assets, presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed.

The following table summarizes the preliminary purchase price allocation, net of the cash and debt acquired:

Purchase price:
Cash and stock paid	$24,852,511
Cash acquired	(2,230,514)
Debt assumed	3,889,486

Purchase price, net	$26,511,483

Assets (liabilities) acquired:
Accounts receivable	$3,583,614
Prepaid expenses and other current assets	970,380
Property and equipment	11,690,239
Goodwill	15,201,557
Accounts payable	(999,539)
Accrued expenses	(1,045,389)
Deferred revenue	(2,889,379)

Total	$26,511,483

Revenue related to Molecular Profiles operations was $0.6 million following the September 12, 2013 acquisition date, and is included in Columbia’s consolidated statements of operations for the three and nine months ended September 30, 2013. As a result of the integration of the operations of Molecular Profiles into Columbia’s operations, disclosure of earnings included in the accompanying consolidated statements of operations since the acquisition date is not practicable.

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2013 and 2012 summarize the combined results of operations for Columbia and Molecular Profiles. The unaudited pro forma consolidated operating results include the business combination accounting effects as if the acquisitions had been completed as of January 1, 2012 (for both the 2013 and 2012 period results). These pro forma amounts are for informational purposes only and are not indicative of the operating results that would have occurred if the transaction had occurred on such date. No effect has been given for synergies, if any, that may be realized through the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$9,518,660	$8,967,687	$28,267,722	$23,874,436
Pre-tax (loss) income	(3,083,927)	872,798	778,009	7,507,825

For the three and nine months ended September 30, 2013, Columbia recorded $0.9 million and $1.0 million, respectively, in costs associated with the acquisition of Molecular Profiles. These amounts are recorded as operating expenses in the general and administrative line on the consolidated statements of operations.

(4) Revenue Recognition and Sales Returns Reserves

Revenues include product revenues from sales of Progesterone Products to Actavis and Merck Serono S.A. (“Merck Serono”), royalty revenues (primarily royalty revenues from Actavis on sales of Progesterone Products), and other revenues (primarily service and deferred revenues).

Product revenues are recognized when shipped, except in the case of product shipments to Actavis, which are recognized when received at Actavis’ warehouse. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees. Service revenues are recognized over the period in which the services are performed and certain multiple-element arrangements are evaluated in accordance with the principles of Accounting Standards update (“ASU”) 2009-13, (Revenue Recognition Topic – Multiple Element Arrangements) and Columbia allocates revenue among the elements based upon each element’s relative fair value.

Sales to Merck Serono for CRINONE® (progesterone gel) are determined on a country-by-country basis and are the greater of (i) thirty percent (30%) of the net selling price in the country, or (ii) Columbia’s direct manufacturing cost plus 20%. Columbia estimates net selling prices based on historical experience and other current information from Merck Serono; the amounts are reconciled on a quarterly basis when information is received from Merck Serono. Certain quantity discounts apply to annual purchases over 10 million, 20 million, and 30 million units. Columbia accrues an estimated volume discount on a quarterly basis and reconciles it on an annual basis.

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

An analysis of the reserve for sales returns at September 30, 2013 is as follows:

Total
Balance — December 31, 2012	$483,865
Provision:
Related to current period sales	—
Related to prior period sales	(26,120)

(26,120)

Returns:
Related to current period sales	—
Related to prior period sales	(98,855)

(98,855)

Balance — September 30, 2013	$358,890

(5) Inventories

Columbia states all inventories at the lower of cost or market, determined on a first-in, first-out method. Inventory includes material and overhead and consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$289,604	$685,578
Work in process	989,594	1,308,399
Finished goods	715,256	632,629

Total Inventories	$1,994,454	$2,626,606

(6) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Columbia does not amortize its goodwill, but instead tests for impairment annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset.

Columbia has adopted ASU 2011-08, Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Columbia is evaluating the reporting unit structure for it to establish the baseline for goodwill impairment testing in the future. Upon establishment of this baseline, Columbia will perform its annual test for impairment on the first day of the fourth quarter beginning in 2014.

Changes to goodwill during the nine months ended September 30, 2013 were as follows:

Total
Balance — December 31, 2012	$—
Molecular Profiles acquisition	15,201,557
Translation adjustment	358,730

Balance — September 30, 2013	$15,560,287

Columbia is currently evaluating the fair value of assets acquired and liabilities assumed from the Molecular Profiles acquisition, including identifiable intangible assets and their related amortization periods. As such, the $15.6 million in goodwill presented in the table above is provisional and will be finalized in a later period once the fair value procedures are completed.

(7) Debt and other Contractual Obligations

As a part of the Molecular Profiles acquisition, Columbia assumed debt of $3.9 million that Molecular Profiles had entered into to fund the completion and building of a second facility in the United Kingdom. Molecular Profiles entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent. Molecular Profiles had withdrawn $3.9 million and as of September 30, 2013 owes $4.0 million due to foreign currency revaluation. The three loan facilities are each repayable by monthly installments, one started repayment in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at 2.45% and 3.05% per annum, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the period from September 12, 2013 to September 30, 2013 was 3.52%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness Molecular Profiles may incur, requires Molecular Profiles to maintain certain levels of net worth, and restricts Molecular Profile’s ability to materially alter the character of its business. Molecular Profiles is currently in compliance with all of the covenants under the Loan Agreement.

        As part of the acquisition of Molecular Profiles, Columbia assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Molecular Profiles is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2013, Molecular Profiles is in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next four years. As of September 30, 2013, the obligation is valued at $2.6 million due to foreign currency revaluation and is recorded in deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided Molecular Profiles remains in compliance with the covenants will be the following:

Year	Total
Remainder of 2013	$64,544
2014	322,720
2015	580,896
2016	839,072
2017	774,528

Total	$2,581,760

(8) Geographic Information

Columbia and its subsidiaries are engaged in one line of business: the development, licensing, manufacturing, advanced analysis, consulting services and sale of pharmaceutical products. Columbia conducts the manufacturing of CRINONE through its Bermuda subsidiary which contracts with various manufacturers located in the United Kingdom and Switzerland to make product for both its international and domestic operations and through its subsidiary in the United Kingdom. Columbia conducts its advanced formulation, analytical and consulting services through its newly acquired subsidiary, Molecular Profiles.

Columbia’s international customer, Merck Serono, sells its products into several countries. Columbia’s primary domestic customer, Actavis, is responsible for the commercialization and sale of Progesterone Products in the United States. The following table shows selected information by geographic area:

Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$1,026,022	$2,598,514	$2,928,348	$6,443,375
Switzerland	5,456,152	4,074,524	17,822,060	12,293,740
Other countries	643,518	—	668,826	—

Total	$7,125,692	$6,673,038	$21,419,234	$18,737,115

Total Assets:

	September 30, 2013	December 31, 2012
United States	$19,359,366	$31,898,401
Switzerland	4,088,611	1,189,183
United Kingdom	36,103,352	3,538,446
Other countries	229,367	242,634

Total	$59,780,696	$36,868,664

Long-lived Assets:

	September 30, 2013	December 31, 2012
United States	$354,961	$171,167
Switzerland	21,966	59,582
United Kingdom	12,473,761	734,280
Other countries	1,108	1,080

	$12,851,796	$966,109

The increase in the amount of total assets is due primarily to the Molecular Profiles acquisition. The increase in the amount of long-lived assets is due to the tangible net assets acquired in the Molecular Profiles acquisition. Columbia is currently evaluating the fair value of assets acquired and liabilities assumed.

(9) Net (Loss) Income Per Common Share

The calculation of basic and diluted (loss) income per common and common equivalent share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net (loss) income per share
Net (loss) income	$(3,154,317)	$388,729	$744,204	$7,285,932
Less: Preferred stock dividends	(6,875)	—	20,625	—

Net (loss) income applicable to common stock	$(3,147,442)	$388,729	$723,579	$7,285,932

Basic weighted average number of common shares outstanding	11,137,780	10,916,358	10,994,382	10,913,844

Basic net (loss) income per share	$(0.28)	$0.04	$0.07	$0.67

Diluted net (loss) income per share
Net (loss) income applicable to common stock	$(3,147,442)	$388,729	$723,579	$7,285,932
Add: Preferred stock dividends	(6,875)	—	20,625	—
Less: Fair value of stock warrants for dilutive warrants	—	—	—	(5,399,569)

Net (loss) income applicable to dilutive common stock	$(3,154,317)	$388,729	$744,204	$1,886,363

Basic weighted average number of common shares outstanding	11,137,780	10,916,358	10,994,382	10,913,844
Effect of dilutive securities
Dilutive stock awards	—	9,045	11,443	127
Dilutive preferred share conversions	—	142,450	142,450	142,450

	—	151,495	153,893	142,577
Diluted weighted average number of common shares outstanding	11,137,780	11,067,853	11,148,275	11,056,421

Diluted net (loss) income per share	$(0.28)	$0.04	$0.07	$0.17

Basic net (loss) income per share is computed by dividing net income less preferred stock dividends by the weighted-average number of shares of Columbia’s common stock outstanding during the period. The diluted (loss) earnings per share calculation gives effect to dilutive options, warrants, convertible preferred stock, and other potential dilutive common stock, including selected restricted shares of common stock outstanding during the period. Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an “as if converted” basis; the change in the fair value of the stock warrants recognized in the periods presented was subtracted from earnings to calculate net income applicable to dilutive common stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for all periods presented was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the (loss) income per share calculation amounted to 1,733,398 and 1,925,760 for the three months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted (loss) earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the (loss) income per share calculation amounted to 1,590,948 and 1,947,819 for the nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted (loss) earnings per share because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income during the nine months ended September 30, 2013 were as follows:

	Unrealized Gain on Marketable Securities, net of tax	Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2012	$97,220	$186,001	$283,221
Current period other comprehensive (loss) income	(80,223)	635,778	555,555
Amounts reclassified from accumulated other comprehensive income	(16,997)	—	(16,997)

Balance—September 30, 2013	$—	$821,779	$821,779

(11) Stock-Based Compensation

Columbia recorded stock-based compensation expense of $0.1 million for both the three months ended September 30, 2013 and 2012. Columbia recorded stock-based compensation expense of $0.3 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense is included in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$4,922	$4,361	$9,790	$14,400
Research and development	—	16,942	—	78,192
General and administrative	60,177	128,203	328,349	544,895

Total	$65,099	$149,506	$338,139	$637,487

Columbia granted 88,749 and 104,375 stock options during the nine months ended September 30, 2013 and 2012, respectively. Columbia has elected to use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the nine months ended September 30, 2013 and 2012 was $3.52 and $4.00, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk free interest rate	0.71%-0.76%	0.82%
Expected term	4.75	4.75
Dividend yield	—	—
Expected volatility	96.52%-97.02%	105.72%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Columbia’s estimated expected stock price volatility is based on its own historical volatility. Columbia’s expected term of options granted in the nine months ended September 30, 2013 and 2012 was derived from the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Cash received from option exercises was $10,300 during the three and nine months ended September 30, 2013. There were no option exercises in the three and nine months ended September 30, 2012.

(12) Legal Proceedings

Claims and lawsuits may be filed against Columbia from time to time. Although the results of pending claims are always uncertain, Columbia believes that it has adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from such actions.

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and one of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and one of its officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a further amended complaint, and they did so on July 11, 2013. Columbia moved to dismiss the further amended complaint. On October 21, 2013, the Court dismissed the amended complaint. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that [Columbia] acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action for a third time, they must do so within thirty days and specifically address why the attempt would not be futile. Columbia believes that the amended action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or estimate the liability related to this action, and Columbia has not made any provision for losses in connection with it.

(13) Fair Value of Financial Instruments

U.S. GAAP establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The fair value of cash and cash equivalents are classified as level 1 at September 30, 2013 and December 31, 2012. The fair value of short-term investments is determined based on quoted market prices on the balance sheet date and are classified as a Level 1 investment at December 31, 2012. There we no short-term investments at September 30, 2013.

The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 1,362,500 shares of common stock and warrants to purchase 681,250 shares of common stock and is determined by using the Black-Scholes option pricing model based on Columbia’s stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and is classified as a Level 2 measurement. Columbia recorded an expense of $4.4 million for the three months ended September 30, 2013 as compared to an expense of $1.1 million for the three months ended September 30, 2012 as a result of the change in stock price. During the nine months ended September 30, 2013 and 2012, Columbia recorded an expense of $4.4 million and income of $5.4 million, respectively, as a result of the change in the stock price.

The fair value of accounts receivable and accounts payable approximate their carrying amount.

(14) Related Party Transactions

The table below presents the transactions between the Company and Actavis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product revenues	$—	$1,426,890	$—	$3,590,073
Royalties	887,553	904,839	2,524,466	2,232,397

Total revenues	$887,553	$2,331,729	$2,524,466	$5,822,470

Cost of product revenues
Cost of product revenues	—	1,297,043	—	3,263,376

Gross profit	$887,553	$1,034,686	$2,524,466	$2,559,094

As of September 30, 2013 and December 31, 2012, amounts due from related party for these sales were $0.9 million and $2.2 million, respectively. There were no amounts due to Actavis as of September 30, 2013 and December 31, 2012.

In the three and nine months ended September 30, 2012, Actavis reimbursed Columbia $3,100 and $0.4 million, respectively, for research and development expenses pursuant to the purchase agreement. There are no further research and development expenses to be reimbursed by Actavis related to the purchase agreement.

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

These forward-looking statements include, among other things, statements about:

•	Successful marketing of CRINONE® by Actavis and Merck Serono in their respective markets;

•	The anticipated timing of future batch orders of CRINONE from our customers;

•	The successful development by Actavis of a next-generation vaginal Progesterone Product for the U.S. market;

•	Our ability to manufacture our product with minimal difficulties and delays;

•	The availability and pricing of third-party sourced products and materials;

•	Our ability to successfully integrate and strengthen the Molecular Profile business and brand;

•	Our compliance with FDA, MHRA and other governmental regulations applicable to manufacturing facilities, products, and/or business;

•	Our intellectual property portfolio;

•	Our strategy of growing through acquisitions; and,

•	Our estimates regarding expenses, future revenues, and capital requirements.

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

Company Overview

We are in the business of developing, licensing, manufacturing and selling to our marketing partners pharmaceutical products that utilize proprietary drug delivery technologies to treat various medical conditions. Our focus has been on utilizing our bioadhesive formulations for drug delivery across mucosal membranes, an area where we have a rich heritage and proven capabilities.

On September 12, 2013, we acquired all of the outstanding capital stock of Molecular Profiles Limited (“Molecular Profiles”), a U.K.-based pharmaceutical development services company. The main service lines that have been added to our portfolio as a result of the acquisition include:

•	Formulation, scale-up and clinical trial manufacturing supply service;

•	Advanced physical and chemical analysis; and,

•	Consulting services.

The acquisition expands our business model and customer base while diversifying our revenue stream. With the addition of Molecular Profiles, we have broadened our technical expertise in the field of pharmaceutical development and analytical services. As a result of the transaction, former Molecular Profiles stockholders, in the aggregate, received for their shares of Molecular Profiles common stock $16.7 million in cash and 1,051,323 shares of our common stock. The total consideration is valued at $24.9 million, based upon the closing price of our common stock on September 12, 2013. This acquisition was considered a business acquisition for accounting purposes.

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

Under the terms of the amended license and supply agreement, we will continue to sell CRINONE to Merck Serono on a country-by-country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono’s net selling price. From 2014 through 2020, the percentage of net selling price will convert to a tiered structure. Current volumes will be eligible to receive slightly lower rates than in 2013. As volumes reach higher thresholds, incremental sales will earn a lower percentage of net selling price. These thresholds have been agreed in order to incentivize Merck Serono to continue to develop existing markets and to enter new markets. Additionally, the parties will jointly cooperate to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. All other material terms remain substantially as before.

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

Future recurring revenues will be derived from product sales to and royalty streams from our partners, Actavis and Merck Serono and from pharmaceutical development contracts and analytical and consulting services provided through our wholly-owned subsidiary Molecular Profiles. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to our two major customers occur only in full batches, quarterly sales can vary widely and affect comparisons with prior periods and may not correlate to our customers’ in-market sales. Likewise, our revenues from Molecular Profiles are driven by obtaining and retaining our customer contracts and may vary widely from quarter to quarter.

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

Workforce Reduction and Corporate Office Relocation

On March 1, 2012, we announced a 42% workforce reduction from 24 employees at December 31, 2011, to 14 employees. We recorded a severance charge of approximately $0.5 million in the nine months ended September 30, 2012. The reduction impacted research and development and general and administrative positions. Our remaining staff focuses its efforts on supporting our customers through existing product supply agreements, assuring compliance with all financial reporting requirements, and executing our strategies to build value for shareholders.

During the nine months ended September 30, 2013, we relocated our corporate facilities from Livingston, New Jersey to Boston, Massachusetts. On March 15, 2013, we entered into a lease agreement for our new location in Boston. We expect this lease will provide a significant cost saving compared to the lease for our corporate facilities in Livingston, which expired in October 2013. We have completed our process of hiring employees for the Boston office, which is comprised of accounting and finance, operations and other administrative staff. We incurred a charge of $0.6 million for the nine months ended September 30, 2013, related to severance and other relocation costs associated with the elimination of certain positions at the Livingston location. With the relocation now complete, going forward we expect reduced personnel and other related costs associated with our headquarters.

Results of Operations

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$5,456,152	77%	$5,620,889	84%	$(164,737)	(3)%
Royalties	994,771	14	1,017,609	15	(22,838)	(2)
Other revenues	674,769	9	34,540	1	640,229	1,854

Total revenues	7,125,692	100	6,673,038	100	452,654	7
Cost of revenues	3,238,215	45	3,186,792	48	51,423	2

Gross profit	3,887,477	55	3,486,246	52	401,231	12
Operating expenses
Sales and marketing	78,777	1	—	—	78,777	100
Research and development (net of reimbursement from related party: $3,092 for the three months ended September 30, 2012)	—	—	143,795	2	(143,795)	(100)
Acquisition related expenses	947,202	13	—	—	947,202	100
General and administrative	1,594,223	22	1,901,880	29	(307,657)	(16)

Total operating expenses	2,620,202	37	2,045,675	31	574,527	28

Income from operations	1,267,275	18	1,440,571	22	(173,296)	(12)
Interest income, net	641	—	35,880	1	(35,239)	(98)
Change in fair value of stock warrants	(4,444,804)	(62)	(1,065,498)	(16)	(3,379,306)	317
Other income (expense), net	25,195	—	(19,882)	—	45,077	227

(Loss) income before income taxes	(3,151,693)	(44)	391,071	6	(3,542,764)	(906)
Provision for income taxes	2,624	—	2,342	—	282	12

Net (loss) income	$(3,154,317)	(44)%	$388,729	6%	$(3,543,046)	(911)%

Revenues

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Product revenues	$5,456,152	$5,620,889	$(164,737)	(3)%
Royalties	994,771	1,017,609	(22,838)	(2)
Other revenues	674,769	34,540	640,229	1,854

Total revenues	$7,125,692	$6,673,038	$452,654	7%

Revenues in the three months ended September 30, 2013 increased by $0.5 million, or 7%, as compared to the three months ended September 30, 2012. The increase was attributable to the following factors:

•	Revenues from the sale of products decreased by approximately $0.2 million, or 3%, from the 2012 period primarily due to the absence of product revenue from Actavis in the three months ended September 30, 2013 as compared with $1.4 million in the three months ended September 30, 2012 due to sufficient inventory on hand at Actavis. This was offset by higher revenues from Merck Serono in the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. Higher revenues from Merck Serono are a result of a 39% increase in volume quarter over quarter.

•	Royalty revenues remained consistent for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

•	Other revenues in the three months ended September 30, 2013, primarily consisted of $0.6 million in revenues associated with the acquisition of Molecular Profiles. These revenues are attributable to their formulation, advanced chemical analysis, and consulting services.

Cost of revenues

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Cost of revenues	$3,238,215	$3,186,792	$51,423	2%
Cost of revenues (as a percentage of total revenues)	45%	48%

Total cost of revenues were $3.2 million for both three months ended September 30, 2013 and 2012. Cost of revenues remained relatively consistent, which is a reflection of increased costs of service associated with the Molecular Profiles revenues generated, offset by a decrease of cost of goods for net product revenues due to a more favorable product mix.

Sales and marketing

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Sales and marketing	$78,777	$—	$78,777	100%
Sales and marketing (as a percentage of total revenues)	1%	—%

Sales and marketing expenses were generated during the three months ended September 30, 2013. These expenses are attributable to the sales activities of our newly acquired subsidiary, Molecular Profiles, acquired on September 12, 2013.

Research and development

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Research and development	$—	$143,795	$(143,795)	(100)%
Research and development (as a percentage of total revenues)	—%	2%

There were no research and development expenses in the three months ended September 30, 2013 because we have eliminated our research and development activities. Research and development expenses of $0.1million in the three months ended September 30, 2012 included costs for product development, clinical development and regulatory fees, which were a combination of internal and third-party costs.

Acquisition related expenses

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Acquisition related expenses	$947,202	$—	$947,202	100%
Acquisition related expenses (as a percentage of total revenues)	13%	—%

Total acquisition related expenses of $0.9 million for the three months ended September 30, 2013, were costs associated with the Molecular Profiles acquisition.

General and administrative

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
General and administrative	$1,594,223	$1,901,880	$(307,657)	(16)%
General and administrative (as a percentage of total revenues)	22%	29%

Total general and administrative expenses decreased by $0.3 million to $1.6 million for the three months ended September 30, 2013, compared with $1.9 million for the three months ended September 30, 2012. This decrease is primarily due to lower personnel costs associated with the workforce reduction in January 2013.

Other income and expense

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Interest income, net	$641	$35,880	$(35,239)	(98)%
Change in fair value of stock warrants	$(4,444,804)	$(1,065,498)	$(3,379,306)	317%
Other income (expense), net	$25,195	$(19,882)	$45,077	227%

The decrease in interest income, net primarily relates to the sales of our marketable securities in the second quarter of 2013.

Change in fair value of stock warrants for the three months ended September 30, 2013 was due to a $4.4 million expense associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from an increase in our stock price during the period. Change in fair value of stock warrants for the three months ended September 30, 2012 was due to a $1.1 million expense associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from an increase in our stock price during the period.

Other income (expense), net, for the three months ended September 2013 was primarily a result of net foreign currency remeasurement gains related to the strengthening of the euro and the British pound against the U.S. dollar. Other income (expense), net for 2012 related primarily to miscellaneous taxes.

Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended September 30,
	2013		2012
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$17,848,180	83%	$16,101,350	86%	$1,746,830	11%
Royalties	2,808,477	13	2,532,197	13	276,280	11
Other revenues	762,577	4	103,568	1	659,009	636

Total revenues	21,419,234	100	18,737,115	100	2,682,119	14
Cost of revenues	8,910,550	42	9,655,624	52	(745,074)	(8)

Gross profit	12,508,684	58	9,081,491	48	3,427,193	38
Operating expenses
Sales and marketing	78,777	—	—	—	78,777	100
Research and development (net of reimbursement from related party: $435,199 for the nine months ended September 30, 2012)	—	—	856,545	5	(856,545)	(100)
Acquisition related expenses	1,439,946	7	—	—	1,439,946	100
General and administrative	5,881,636	27	6,376,561	34	(494,925)	(8)

Total operating expenses	7,400,359	35	7,233,106	39	167,253	2

Income from operations	5,108,325	24	1,848,385	10	3,259,940	176
Interest income, net	95,996	—	158,625	1	(62,629)	(39)
Change in fair value of stock warrants	(4,394,778)	(21)	5,399,569	29	(9,794,347)	(181)
Other expense, net	(57,165)	—	(115,629)	(1)	58,464	51

Income before income taxes	752,378	4	7,290,950	39	(6,538,572)	(90)
Provision for income taxes	8,174	—	5,018	—	3,156	63

Net income	$744,204	3%	$7,285,932	39%	$(6,541,728)	(90)%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Product revenues	$17,848,180	$16,101,350	$1,746,830	11%
Royalties	2,808,477	2,532,197	276,280	11
Other revenues	762,577	103,568	659,009	636

Total revenues	$21,419,234	$18,737,115	$2,682,119	14%

Revenues in the nine months ended September 30, 2013 increased by $2.7 million, or 14%, as compared to the nine months ended September 30, 2012. The increase in attributable to the following factors:

•	Revenues from the sale of products increased by approximately $1.7 million, or 11%, from the 2012 period. The increase primarily reflects higher revenues over last year from Merck Serono, offset by a decrease in sales from Actavis. Higher revenues from Merck Serono are a result of a 42% increase in volume from the 2012 period to the 2013 period, coupled with shipments to countries with higher net selling prices. There were no product revenues from Actavis in the nine months ended September 30, 2013 as compared with $3.6 million in the nine months ended September 30, 2012.

•	Royalty revenues increased by $0.3 million, or 11%, to $2.8 million for the nine months ended September 30, 2013 as compared to $2.5 million for the nine months ended September 30, 2012. This is a result of higher revenues earned by Actavis on sales of Progesterone Products.

•	Other revenues in the nine months ended September 30, 2013, primarily consisted of $0.6 million in revenues associated with the acquisition of Molecular Profiles. These revenues are attributable to their formulation, advanced chemical analysis and consulting services. The remaining revenues are due to amounts of deferred revenue that were recognized during both periods.

Cost of revenues

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Cost of revenues	$8,910,550	$9,655,624	$(745,074)	(8)%
Cost of revenues (as a percentage of total revenues)	42%	52%

Total cost of revenues decreased $0.7 million, or 8%, to $8.9 million for the nine months ended September 30, 2013, as compared to $9.7 million for the nine months ended September 30, 2012. This decrease was primarily a result of the absence of product sales to Actavis during the nine months ended September 30, 2013 as compared to $3.6 million of sales for the nine months ended September 30, 2012, partially offset by increased revenues from Merck Serono as well as revenues from our newly acquired subsidiary Molecular Profiles. Total cost of revenues decreased as a percentage of total revenues to 42% for the nine months ended September 30, 2013 from 52% for the nine months ended September 30, 2012, primarily due to a more favorable sales mix.

Sales and marketing

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Sales and marketing	$78,777	$—	$78,777	100%
Sales and marketing (as a percentage of total revenues)	—%	—%

Sales and marketing expenses were generated during the nine months ended September 30, 2013. These expenses are attributable to the sales activities of our newly acquired subsidiary, Molecular Profiles, acquired on September 12, 2013.

Research and development

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Research and development	$—	$856,545	$(856,545)	(100)%
Research and development (as a percentage of total revenues)	—%	5%

There were no research and development expenses in the nine months ended September 30, 2013, as compared to $0.9 million in the nine months ended September 30, 2012, because we have eliminated our research and development activities. Research and development expenses in the nine months ended September 30, 2012 included costs for product development, clinical development and regulatory fees, which were a combination of internal and third-party costs.

Acquisition related expenses

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Acquisition related expenses	$1,439,946	$—	$1,439,946	100%
Acquisition related expenses (as a percentage of total revenues)	7%	—%

Total acquisition related expenses of $1.4 million in the nine months ended September 30, 2013, were costs associated with the Molecular Profiles acquisition and a failed transaction in the first quarter of 2013.

General and administrative

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
General and administrative	$5,881,636	$6,376,561	$(494,925)	(8)%
General and administrative (as a percentage of total revenues)	27%	34%

Total general and administrative expenses decreased by $0.5 million to $5.9 million for the nine months ended September 30, 2013, compared with $6.4 million for the nine months ended September 30, 2012. General and administrative expenses for the nine months ended September 30, 2013 decreased primarily due to lower personnel costs of $0.4 million associated with our workforce reduction in January 2013.

Other income and expense

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Interest income, net	$95,996	$158,625	$(62,629)	(39)%
Change in fair value of stock warrants	(4,394,778)	5,399,569	(9,794,347)	(181)%
Other expense, net	(57,165)	(115,629)	58,464	51%

The decrease in interest income, net primarily relates to an overall decrease of interest-bearing securities due to the sales of our marketable securities in the nine months ended September 30, 2013.

Change in fair value of stock warrants for the nine months ended September 30, 2013 was due to a $4.4 million expense, associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from an increase in our stock price during the period. Change in fair value of stock warrants for the nine months ended September 30, 2012 was due to $5.4 million of income, associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from a decrease in our stock price during the period.

Other expense, net, for the nine months ended September 2013 and 2012 was primarily a result of less net foreign currency remeasurement losses related to the strengthening of the euro and the British pound against the U.S. dollar.

Liquidity and Capital Resources

We require cash to pay our operating expenses, fund working capital needs, make capital expenditures and fund acquisitions. We have funded our operations through cash generated from our operations.

On September 12, 2013, we acquired all of the outstanding capital stock of Molecular Profiles. As a result of the transaction, former Molecular Profiles stockholders, in the aggregate, received for their shares of Molecular Profiles common stock $16.7 million in cash and 1,051,323 shares of our common stock. The total consideration is valued at $24.9 million, based upon the closing price of our common stock on September 12, 2013.

As a part of the acquisition, we assumed debt of $3.9 million that Molecular Profiles had entered into to fund the completion and building of a second facility in the United Kingdom. Molecular Profiles entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent. Molecular Profiles had withdrawn $3.9 million and as of September 30, 2013 owes $4.0 million due to foreign currency revaluation. The three loan facilities are each repayable by monthly installments; one started repayment in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at 2.45% and 3.05% per annum, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the period from September 12, 2013 to September 30, 2013 was 3.52%. The Loan Agreement is secured by the mortgaged property and an unlimited debenture lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of the business. We are currently in compliance with all of the covenants under the Loan Agreement.

As part of the acquisition of Molecular Profiles, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the building of their second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Molecular Profiles is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2013, Molecular Profiles is in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next four years. As of September 30, 2013, the obligation is valued at $2.6 million due to foreign currency revaluation and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided Molecular Profiles remains in compliance with the covenants will be the following:

Year	Total
Remainder of 2013	$64,544
2014	322,720
2015	580,896
2016	839,072
2017	774,528

Total	$2,581,760

At September 30, 2013, our cash and cash equivalents were $18.8 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts and investments in money market funds.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and the resources we devote to developing and supporting our products. Our capital expenditures decreased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily as a result of completing, during 2012, the addition of increased manufacturing capacity to ensure our ability to meet Actavis’ forecasts for the anticipated launch of progesterone vaginal gel 8% for preterm birth in women with premature cervical shortening and facility improvements to ensure compliant manufacturing operations. We expect our capital expenditures to increase for the remainder of 2013 due to the acquisition of Molecular Profiles, but still remain under the 2012 levels.

As of September 30, 2013, we had outstanding exercisable options and warrants that, if exercised, would result in approximately $20.0 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to us. Options and warrants outstanding at September 30, 2013 were 279,151 and 9,893,455, respectively; however, there can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the periods ended September 30, 2013 and September 30, 2012.

On July 26, 2013, our Board of Directors set a ratio of 1-for-8 for its previously approved reverse stock split, which took effect on August 9, 2013. Our reverse stock split was approved by our shareholders at our annual meeting of shareholders on May 1, 2013. All share and per share amounts relating to the common stock, stock options and warrants included in the financial statements and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an equal amount to the reduction in par value of common stock to additional paid-in capital. The reverse stock split did not result in a retroactive adjustment to the share amounts for any of the classes of our preferred stock.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2013 was $4.9 million and resulted primarily from $0.7 million of net income for the period, increased by approximately $0.7 million in depreciation and amortization and stock-based compensation expense and $4.4 million from the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $0.9 million, primarily due to an increase in accounts receivable of $2.0 million associated with increased product shipments offset by a decrease in amounts due from related party totaling $1.3 million primarily related to the absence of product shipments to Actavis during the nine months ended September 30, 2013. Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2013, which resulted primarily from the proceeds from the sale of short-term investments totaling $15.4 million partially offset by cash paid for the Molecular Profiles acquisition of $14.5 million and the purchase of property and equipment of $0.2 million. Net cash used in financing activities was $18,000 for the nine months ended September 30, 2013,

Net cash provided by operating activities for the nine months ended September 30, 2012 was $1.3 million and resulted primarily from $7.3 million of net income for the period, increased by approximately $1.1 million in depreciation and amortization and stock-based compensation expense as well as $0.9 million related to the write-off of certain inventories, and decreased by $5.4 million for the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $2.4 million, primarily relating to an increase in inventory of $0.9 million associated with the buildup of inventory to meet Actavis’ forecast requirements as well as a decrease in accounts payable and accrued expenses of $1.3 million. Net cash used in investing activities was for the nine months ended September 30, 2012 was $1.2 million resulting from the purchase of property and equipment of $1.0 million and the purchase of short-term investments of $0.2 million. Net cash used in financing activities was $50,000 for the nine months ended September 30, 2012.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As a result of the acquisition of Molecular Profiles on September 12, 2013, we have assumed debt totaling $3.9 million which is valued at $4.0 million as of September 30, 2013, due to foreign currency revaluation. Our future contractual obligations include the following:

	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$274,923	$103,958	$170,965	$—	$—
Loan agreements	3,973,758	243,347	507,559	538,725	2,684,127

Total	$4,248,681	$347,305	$678,524	$538,725	$2,684,127

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

The following accounting policies have been updated and adopted as of September 30, 2013:

Revenue Recognition

Multiple-element arrangements are evaluated in accordance with the principles of Accounting Standards update (“ASU”) 2009-13, (Revenue Recognition Topic – Multiple Element Arrangements) and we allocate revenue among the elements based upon each element’s relative fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. We do not amortize our goodwill, but instead test for impairment annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset.

We have adopted ASU 2011-08, Intangibles—Goodwill and Other, and amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

We are evaluating our reporting unit structure to establish the baseline for goodwill impairment testing in the future. Upon establishment of this baseline, we will perform our annual test for impairment on the first day of the fourth quarter beginning in 2014.

The remainder of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements are included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no other material changes to our critical accounting policies as of September 30, 2013.

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

Based on their evaluation at September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and one of its officers have been added as defendants. The Consolidated Amended Complaint alleged that we and one of our officers and a director omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the FDA of a NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a further amended complaint, and they did so on July 11, 2013. We moved to dismiss the further amended complaint. On October 21, 2013, the Court dismissed the amended complaint. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that [Columbia] acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action for a third time, they must do so within thirty days and specifically address why the attempt would not be futile. We believe that the amended action is without merit, and we intend to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or estimate the liability related to this action, and Columbia has not made any provision for losses in connection with it.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012 in addition to the other information included in this quarterly report.

We may fail to obtain new contracts or renew existing contracts under our wholly-owned subsidiary, Molecular Profiles, which may adversely affect our business.

Many of Molecular Profile’s contracts with its customers are short-term in duration. As a result, we must continually replace our contracts with new contracts. In the event we are unable to replace these contracts in a timely manner or at all, or we are forced to accept terms, including pricing terms, less favorable to us, our revenues may not be able to be sustained or may decline. In addition, certain of our long-term contracts may be cancelled or delayed by clients for any reason upon notice. Multiple cancellations, non-renewals, or renewals on less favorable terms to us related to significant contracts could materially impact our business. While we intend to seek to negotiate new or extended agreements, if new contracts cannot be completed or existing contracts extended on terms acceptable to us or at all, our business, results of operation and financial condition could be materially adversely affected.

Uncertainty about the acquisition may adversely affect our relationships with our respective customers, suppliers and employees.

As a result of our acquisition of Molecular Profiles, our existing or prospective customers or suppliers may:

•	Delay, defer or cease purchasing goods or services from or providing goods or services to us;

•	Delay or defer other decisions concerning us or refuse to extend credit to us; or,

•	Otherwise seek to change the terms on which they do business with us.

Any such delays or changes to terms could seriously harm our business.

In addition, as a result of the acquisition, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel.

We may be unable to integrate successfully the business of Molecular Profiles and realize the anticipated benefits of the acquisition.

The combined company is requiring the devotion of significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, financial results, financial condition and stock price.

Achieving the anticipated benefits of the acquisition will depend, in part, on the integration of operations, personnel and technology of Molecular Profiles into our company. If we are unable to successfully integrate Molecular Profile’s business into our business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Potential difficulties the combined company may encounter in the integration process include the following:

•	Lost revenues and customers as a result of Molecular Profile’s customers deciding not to do business with the combined company;

•	The inability to procure goods and services on favorable terms as a result of our suppliers or Molecular Profile’s suppliers deciding not to do business with the combined company;

•	The inability to retain, recruit or motivate key personnel;

•	Managing the complexities associated with the combined businesses;

•	Difficulties associated with integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	Potential unknown liabilities and unforeseen increased expenses or delays associated with the integration process;

•	Performance shortfalls as a result of the diversion of management’s attention to the integration process;

•	Disruption or interruption of, or loss of momentum in, our ongoing business; and,

•	Inconsistencies in standards, controls, procedures and policies.

Any of these difficulties could adversely affect our ability to maintain relationships with suppliers, customers and employees or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

Even if we are able to integrate Molecular Profile’s business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of our common stock.

In accordance with generally accepted accounting principles in the United States, the acquisition is being accounted for using the acquisition method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock. Under the acquisition method of accounting, the total estimated purchase price is being allocated to Molecular Profile’s net tangible assets and identifiable intangible assets based on their respective fair values as of the date of completion of the acquisition. Any excess of the purchase price over those fair values is being recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

Through the acquisition of Molecular Profiles, we have made significant capital investments with regard to the facilities to meet our potential future needs and, as a result, if we are not able to utilize the facilities to capacity, our margins could be adversely affected.

We have made substantial investments in all of our manufacturing facilities. With the acquisition of these facilities, our fixed costs have increased. In particular, Molecular Profiles completed the expansion of its development and manufacturing capacity to support expected growth in their business. If development or supply agreements do not generate the revenues that we expect, we may have excess fixed costs associated with development and manufacturing capacity due to the expansion, which could adversely affect our results of operations.

Integration of the Molecular Profiles business may cause a diversion of management’s attention that could harm us.

Integration of the Molecular Profiles business is requiring a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our ongoing operations and business relationships.

Any significant change in government regulation of the drug development process could have a material adverse effect on the Company.

The manufacturing of pharmaceutical products is subject to extensive regulation by governmental authorities, including the FDA, Medicines and Healthcare products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”) and comparable regulatory authorities in other countries. Our business, as well as its customers’ business depends in part on strict government regulation of the drug development process. Legislation may be introduced and enacted to modify regulations administered by the FDA, MHRA or the EMA and governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect our business.

As of September 30, 2013, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, although we may disclose other changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 6. Exhibits

(a) Exhibits

2.1	Share Purchase Agreement between the sellers listed on schedule 1 thereto, and the Company and Molecular Profiles Limited, dated September 12, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 18, 2013).

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated August 7, 2013 as filed with the Secretary of the State of Delaware on August 7, 2013 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 8, 2013).

4.1	Specimen Stock Certificate of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 8, 2013).

10.1	Parent Guarantee of the Company, dated September 12, 2013 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2013).

10.2	Employment Agreement between Dr. Nikin Patel and the Company, dated September 12, 2013 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 18, 2013).

10.3*	Bank Loan Agreement between Molecular Profiles Limited and Lloyds TSB Bank plc, dated January 6, 2012.

10.4*	Amendment letter between Molecular Profiles Limited and Lloyds TSB Bank plc, dated September 16, 2013.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Columbia Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
DATE: November 6, 2013