Form 10-Q/A
period 2013-09-30
COLUMBIA LABORATORIES INC
filed 2014-03-03
CIK 821995

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

EXPLANATORY NOTE

Columbia Laboratories Inc. (herein referred to as “Columbia”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “Commission”) on November 7, 2013 (the “Original Filing Date”) to restate the unaudited interim consolidated financial statements for the three- and nine-month periods ended September 30, 2013 that were included in our Original Form 10-Q (the “Original Financial Statements”) and amend certain other related items (as described below).

Description of the Restatement

The Company currently has 621,275 warrants outstanding that are classified as a liability with an exercise price of $12.16 and an expiration date of April 30, 2015. Management estimates the fair value of the common stock warrant liability quarterly by using the Black-Scholes option pricing model, which is based on our stock price at the measurement date, exercise price of the warrants, risk-free rate and historical volatility.

Following a review of our Original Financial Statements, we discovered a calculation error related to our common stock warrant expense, which resulted in the overstatement of this expense for the three- and nine-month periods ended September 30, 2013, and affected, among other things, our reported net (loss) income and net (loss) income per common share (basic and diluted).

The restatement of our Original Financial Statements (the “Restatement”) has resulted in the following corrections to our Original Financial Statements:

•	A $4.9 million favorable adjustment to net (loss) income, a non-cash item, which does not affect the Company’s reported cash balances or operating income;

•	Net income of $1.7 million for the three month period ended September 30, 2013;

•	Net income of $5.6 million for the nine month period ended September 30, 2013;

•	Basic and diluted net income per common share of $0.15 and $0.11, respectively, for the three month period ended September 30, 2013;

•	Basic and diluted net income per common share of $0.51 and $0.46, respectively, for the nine month period ended September 30, 2013; and

•	Common stock warrant liability of $0.7 million reflected on our consolidated balance sheet as of September 30, 2013.

Items Amended in this Amendment

This Amendment amends and restates the following items of our Original Form 10-Q:

•	Part I — Item 1. Financial Statements (unaudited)

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4. Controls and Procedures

•	Part II — Item 6. Exhibits

In accordance with applicable Commission rules, this Amendment includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amendment.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amendment. This Amendment continues to describe the conditions as of the Original Filing Date, and, except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Form 10-Q.

Columbia Laboratories, Inc. and Subsidiaries

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(As Restated) (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,817,057	$13,204,067
Short-term investments	—	15,433,967
Accounts receivable, net	6,848,148	1,159,145
Amounts due from related parties	900,000	2,194,491
Inventories	1,994,454	2,626,606
Prepaid expenses and other current assets	2,808,954	1,284,279

Total current assets	31,368,613	35,902,555
Property and equipment, net	12,726,893	927,227
Goodwill and intangibles, net	15,560,287	—
Other assets	124,903	38,882

Total assets	$59,780,696	$36,868,664

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,556,163	$1,435,660
Accrued expenses	3,158,638	2,216,524
Deferred revenue	599,787	93,750
Notes payable	243,347	—

Total current liabilities	6,557,935	3,745,934
Deferred revenue, net of current portion	2,323,584	33,526
Notes payable, net of current portion	3,730,411	—
Common stock warrant liability	696,065	1,173,747

Total liabilities	13,307,995	4,953,207

Commitments and contingencies
Contingently redeemable series C preferred stock, 550 shares issued and outstanding (liquidation preference of $550,000)	550,000	550,000

Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Series B convertible preferred stock, 130 shares issued and outstanding (liquidation preference of $13,000)	1	1
Series E convertible preferred stock, 22,740 shares issued and outstanding (liquidation preference of $2,274,000)	227	227
Common stock $.01 par value; 150,000,000 shares authorized; 12,020,442 issued at September 30, 2013 and 10,942,973 issued at December 31, 2012	120,204	109,430
Additional paid-in capital	287,885,380	279,463,439
Treasury stock (at cost), 10,897 shares at September 30, 2013, and 4,556 shares at December 31, 2012	(156,074)	(125,381)
Accumulated deficit	(242,748,816)	(248,365,480)
Accumulated other comprehensive income	821,779	283,221

Total shareholders’ equity	45,922,701	31,365,457

Total liabilities and shareholders’ equity	$59,780,696	$36,868,664

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As Restated)		(As Restated)
Revenues
Product revenues	$5,456,152	$4,193,999	$17,848,180	$12,511,277
Product revenues from related party	—	1,426,890	—	3,590,073
Royalties	107,218	112,770	284,011	299,800
Royalties from related party	887,553	904,839	2,524,466	2,232,397
Other revenues	674,769	34,540	762,577	103,568

Total revenues	7,125,692	6,673,038	21,419,234	18,737,115
Cost of revenues	3,238,215	1,889,749	8,910,550	6,392,248
Cost of revenues from related party	—	1,297,043	—	3,263,376

Total cost of revenues	3,238,215	3,186,792	8,910,550	9,655,624
Gross profit	3,887,477	3,486,246	12,508,684	9,081,491
Operating expenses
Sales and marketing	78,777	—	78,777	—
Research and development (net of reimbursement from related party of $3,092 and $435,199 for the three and nine months ended September 30, 2012, respectively)	—	143,795	—	856,545
Acquisition related expenses	947,202	—	1,439,946	—
General and administrative	1,594,223	1,901,880	5,881,636	6,376,561

Total operating expenses	2,620,202	2,045,675	7,400,359	7,233,106
Income from operations	1,267,275	1,440,571	5,108,325	1,848,385

Interest income	641	35,880	95,996	158,625
Change in fair value of stock warrants	427,656	(1,065,498)	477,682	5,399,569
Other income (expense), net	25,195	(19,882)	(57,165)	(115,629)

Income before income taxes	1,720,767	391,071	5,624,838	7,290,950
Provision for income taxes	2,624	2,342	8,174	5,018

Net income	$1,718,143	$388,729	$5,616,664	$7,285,932

Basic net income per common share	$0.15	$0.04	$0.51	$0.67

Diluted net income per common share	$0.11	$0.04	$0.46	$0.17

Basic weighted average common shares outstanding	11,137,780	10,916,358	10,994,382	10,913,844

Diluted weighted average common shares outstanding	11,293,029	11,067,853	11,148,275	11,056,421

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As Restated)		(As Restated)
Net income	$1,718,143	$388,729	$5,616,664	$7,285,932
Other comprehensive income (loss) components:
Foreign currency translation	637,710	3,195	635,778	(247)
Unrealized gain (loss) on short term investments	—	79,313	(80,223)	175,201
Reclassification adjustment for gains included in net income	—	—	(16,997)	—

Comprehensive income	$2,355,853	$471,237	$6,155,222	$7,460,886

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(As Restated)
Operating activities:
Net income	$5,616,664	$7,285,932
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	376,530	440,779
Change in fair value of stock warrants	(477,682)	(5,399,569)
Provision for sales returns	(26,120)	(222,764)
Write-off of inventories	—	867,316
Stock-based compensation expense	338,139	637,487
Gain on short-term investments	(16,997)	—
Loss on disposal of fixed assets	36,900	6,225
Changes in operating assets and liabilities:
Accounts receivable	(2,026,081)	(308,865)
Due from related party	1,294,491	(348,424)
Inventories	635,400	(938,288)
Prepaid expenses and other current assets	(547,306)	164,196
Other non-current assets	(86,016)	425,408
Accounts payable	95,482	(856,417)
Accrued expenses	(137,444)	(397,590)
Deferred revenue	(160,485)	(103,406)

Net cash provided by operating activities	4,915,475	1,252,020
Investing activities:
Purchase of property and equipment	(246,935)	(985,930)
Additions to short term investments	—	(179,811)
Cash paid for acquisition, net of cash received	(14,516,297)	—
Proceeds from the sale of short-term investments	15,353,744	—

Net cash provided by (used in) investing activities	590,512	(1,165,741)
Financing activities:
Redemption of series C convertible preferred stock	—	(50,000)
Proceeds from exercise of stock options	10,263	—
Principal payments on note payable	(7,297)	—
Dividends paid	(20,625)	—

Net cash used in financing activities	(17,659)	(50,000)
Effect of exchange rate changes on cash and cash equivalents	124,662	35,140

Net increase in cash and cash equivalents	5,612,990	71,419
Cash and cash equivalents, beginning of period	13,204,067	10,114,163

Cash and cash equivalents, end of period	$18,817,057	$10,185,582

Supplemental cash flow information
Cash paid for income taxes	$2,876	$52,728

Cash paid for interest	$4,532	$—

Supplemental noncash financing activities
Common stock issued in connection with the acquisition of Molecular Profiles	$8,105,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(As Restated)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As Restated)		(As Restated)
Revenue	$9,518,660	$8,967,687	$28,267,722	$23,874,436
Pre-tax income	1,788,533	872,798	5,650,469	7,507,825

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

Product revenues are recognized when shipped, except in the case of product shipments to Actavis, which are recognized when received at Actavis’ warehouse. Royalty revenues, based on sales by licensees, are recorded as revenues as those sales are made by the licensees. Service revenues are recognized over the period in which the services are performed and certain multiple-element arrangements are evaluated in accordance with the principles of Accounting Standards update (“ASU”) 2009-13, (Revenue Recognition Topic — Multiple Element Arrangements) and Columbia allocates revenue among the elements based upon each element’s relative fair value.

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

Columbia has adopted ASU 2011-08, Intangibles — Goodwill and Other, an amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

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

(9) Net Income Per Common Share

The calculation of basic and diluted income per common and common equivalent share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As Restated)		(As Restated)
Basic net income per share
Net income	$1,718,143	$388,729	$5,616,664	$7,285,932
Less: Preferred stock dividends	6,875	—	20,625	—

Net income applicable to common stock	$1,711,268	$388,729	$5,596,039	$7,285,932

Basic weighted average number of common shares outstanding	11,137,780	10,916,358	10,994,382	10,913,844

Basic net income per share	$0.15	$0.04	$0.51	$0.67

Diluted net income per share
Net income applicable to common stock	$1,711,268	$388,729	$5,596,039	$7,285,932
Add: Preferred stock dividends	6,875	—	20,625	—
Less: Fair value of stock warrants for dilutive warrants	(427,656)	—	(477,682)	(5,399,569)

Net income applicable to dilutive common stock	$1,290,487	$388,729	$5,138,982	$1,886,363

Basic weighted average number of common shares outstanding	11,137,780	10,916,358	10,994,382	10,913,844
Effect of dilutive securities
Dilutive stock awards	12,799	9,045	11,443	127
Dilutive preferred share conversions	142,450	142,450	142,450	142,450

	155,249	151,495	153,893	142,577
Diluted weighted average number of common shares outstanding	11,293,029	11,067,853	11,148,275	11,056,421

Diluted net income per share	$0.11	$0.04	$0.46	$0.17

Basic net income per share is computed by dividing net income less preferred stock dividends by the weighted-average number of shares of Columbia’s common stock outstanding during the period. The diluted earnings per share calculation gives effect to dilutive options, warrants, convertible preferred stock, and other potential dilutive common stock, including selected restricted shares of common stock outstanding during the period. Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The warrants related to the stock warrant liability were first evaluated on an “as if converted” basis; the change in the fair value of the stock warrants recognized in the periods presented was subtracted from earnings to calculate net income applicable to dilutive common stock. Then, the incremental shares for dilution were determined utilizing the treasury method. Since the average stock price for all periods presented was below the exercise price of the warrants, the calculation under the treasury method resulted in repurchasing more shares than would have been exercised and therefore, the inclusion of these shares were deemed to be anti-dilutive and excluded from the dilutive share calculation.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1,590,948 and 1,925,760 for the three months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1,590,948 and 1,947,819 for the nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income during the nine months ended September 30, 2013 were as follows:

	Unrealized Gain on Marketable Securities, net of tax	Translation Adjustment	Accumulated Other Comprehensive Income
Balance — December 31, 2012	$97,220	$186,001	$283,221
Current period other comprehensive (loss) income	(80,223)	635,778	555,555
Amounts reclassified from accumulated other comprehensive income	(16,997)	—	(16,997)

Balance — September 30, 2013	$—	$821,779	$821,779

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

The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 1,362,500 shares of common stock and warrants to purchase 681,250 shares of common stock and is determined by using the Black-Scholes option pricing model based on Columbia’s stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and is classified as a Level 2 measurement. Columbia recorded income of $0.4 million for the three months ended September 30, 2013 as compared to an expense of $1.1 million for the three months ended September 30, 2012 as a result of the change in stock price. During the nine months ended September 30, 2013 and 2012, Columbia recorded income of $0.5 million and $5.4 million, respectively, as a result of the change in the stock price.

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

(15) Restatement of Financial Statements

The Company’s Board of Directors, based on the recommendation of the Audit Committee of the Company’s Board of Directors and consulation with management, concluded that the previously issued interim consolidated financial statements contained in Form 10-Q for the quarterly period ended September 30, 2013 should no longer be relied upon and must be restated to correct an error related to the valuation of the Company’s common stock warrant liability as of September 30, 2013.

As of September 30, 2013, there were 621,275 warrants outstanding with an exercise price of $12.16 and an expiration date of April 30, 2015 that are classified as liability instruments in the Company’s consolidated balance sheet and are remeasured at fair value each reporting period. Management estimates the fair value of the common stock warrant liability each reporting period using the Black-Scholes option pricing model and input assumptions such as: the Company’s common stock price on the applicable measurement date; the exercise price of the common stock warrants; remaining contractual term; risk-free interest rate; and historical volatility.

Following a review of the Original Financial Statements, the Company discovered a calculation error related to the valuation of the common stock warrant liability as of September 30, 2013 that was previously reported. This error resulted in the overstatement of the common stock warrant liability recorded in the consolidated balance sheet as of September 30, 2013 and overstatement of the associated expense recognized in the consolidated statements of operations for the change in the fair value of the common stock warrant liability recognized for the three and nine month periods ended September 30, 2013.

As a result, the Company has restated its consolidated balance sheet to reflect the corrected value of the common stock warrant liability as of September 30, 2013 and its consolidated statements of operations to correct the amounts recognized for the change in fair value of common stock warrants for the three and nine month periods ended September 30, 2013. The Company also restated its consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and the consolidated statement of cash flows for the nine month period ended September 30, 2013 to conform to the changes made in the consolidated balance sheet and statements of operations. As a result of this misstatement, net income was understated by $4.9 million for the three and nine month periods ended September 30, 2013.

This restatement has resulted in certain adjustments to our financial statements which are illustrated in detail below.

	September 30, 2013
	As Previously Reported	Adjustment		As Restated
Consolidated Balance Sheet:
Common stock warrant liability	$5,568,525	$(4,872,460	)(1)	$696,065
Total liabilities	18,180,455	(4,872,460)		13,307,995
Accumulated deficit	(247,621,276)	4,872,460		(242,748,816)
Total shareholders’ equity	41,050,241	4,872,460		45,922,701

	Three Months Ended September 30, 2013
	As Previously Reported	Adjustment		As Restated
Consolidated Statement of Operation:
Change in fair value of common stock warrants	$(4,444,804)	$4,872,460		$427,656
(Loss) income before income taxes	(3,151,693)	4,872,460		1,720,767
Net (loss) income	(3,154,317)	4,872,460		1,718,143
Basic net (loss) income per common share	$(0.28)	$0.43		$0.15
Diluted net (loss) income per common share	$(0.28)	$0.39		$0.11
Basic weighted average common shares outstanding	11,137,780	—		11,137,780
Diluted weighted average common shares outstanding	11,137,780	155,249	(2)	11,293,029

Consolidated Statement of Comprehensive (Loss) Income:
Net (loss) income	$(3,154,317)	$4,872,460		$1,718,143
Comprehensive (loss) income	(2,516,607)	4,872,460		2,355,853

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Change in fair value of common stock warrants	$(4,394,778)	$4,872,460	$477,682
Income before income taxes	752,378	4,872,460	5,624,838
Net income	744,204	4,872,460	5,616,664
Basic net income per common share	$0.07	$0.44	$0.51
Diluted net income per common share	$0.07	$0.39	$0.46
Basic weighted average common shares outstanding	10,994,382	—	10,994,382
Diluted weighted average common shares outstanding	11,148,275	—	11,148,275

Consolidated Statement of Comprehensive Income:
Net income	$744,204	$4,872,460	$5,616,664
Comprehensive income	1,282,762	4,872,460	6,155,222

Consolidated Statements of Cash Flows Data:
Net income	$744,204	$4,872,460	$5,616,664
Change in fair value of common stock warrants	4,394,778	(4,872,460)	(477,682)

(1)	Represents the common stock warrant liability adjustment as of September 30, 2013.
(2)	Represents the effect of dilutive securities change to the diluted weighted average common shares outstanding due to the three months ended September 30, 2013 resulting changing from a net (loss) to a net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A contains forward-looking statements, that involve risk and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, particularly in Part 1 — Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Restatement of Previously Reported Consolidated Financial Information

This Item 2 has been amended and restated to give effect to the restatement of our consolidated financial statements as of and for the three and nine month periods ended September 30, 2013 due to a calculation error related to the valuation of our common stock warrant liability and the expense recognized for the change in the fair value of the common stock warrant liability. See Note 15 to the accompanying interim unaudited consolidated financial statements in Item 1 of this report for additional information.

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

Impact of Restatement on Quarterly Results of Operations.

The Restatement corrected a $4.9 million overstatement of the common stock warrants, liability, resulting in a gain being recorded for the change in fair value of stock warrants of $0.4 million and $0.5 million for the three and nine month periods ended September 30, 2013. A restatement of our previously reported net loss for the three month period ended September 30, 2013, resulted in net income of $1.7 million for such period. A restatement of our previously reported net income for the nine month period ended September 30, 2013, resulted in net income of $5.6 million for such period. We have determined that this Restatement only affects the three and nine months periods ended September 30, 2013 as described and has no impact on any other previously issued unaudited interim consolidated financial statements. The Restatement did not affect our liquidity or capital resources for any interim period. (see Note 15 “Restatement of Unaudited Interim Consolidated Financial Statements”).

Results of Operations

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	(As Restated)
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$5,456,152	77%	$5,620,889	84%	$(164,737)	(3)%
Royalties	994,771	14	1,017,609	15	(22,838)	(2)
Other revenues	674,769	9	34,540	1	640,229	1,854

Total revenues	7,125,692	100	6,673,038	100	452,654	7
Cost of revenues	3,238,215	45	3,186,792	48	51,423	2

Gross profit	3,887,477	55	3,486,246	52	401,231	12
Operating expenses
Sales and marketing	78,777	1	—	—	78,777	100
Research and development (net of reimbursement from related party: $3,092 for the three months ended September 30, 2012)	—	—	143,795	2	(143,795)	(100)
Acquisition related expenses	947,202	13	—	—	947,202	100
General and administrative	1,594,223	22	1,901,880	29	(307,657)	(16)

Total operating expenses	2,620,202	37	2,045,675	31	574,527	28

Income from operations	1,267,275	18	1,440,571	22	(173,296)	(12)
Interest income, net	641	—	35,880	1	(35,239)	(98)
Change in fair value of stock warrants	427,656	6	(1,065,498)	(16)	1,493,154	140
Other income (expense), net	25,195	—	(19,882)	—	45,077	227

Income before income taxes	1,720,767	24	391,071	6	1,329,696	340
Provision for income taxes	2,624	—	2,342	—	282	12

Net income	$1,718,143	24%	$388,729	6%	$1,329,414	342%

Revenues

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
Product revenues	$5,456,152	$5,620,889	$(164,737)	(3)%
Royalties	994,771	1,017,609	(22,838)	(2)
Other revenues	674,769	34,540	640,229	1,854

Total revenues	$7,125,692	$6,673,038	$452,654	7%

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

Other income and expense

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
	(As Restated)
Interest income, net	$641	$35,880	$(35,239)	(98)%
Change in fair value of stock warrants	$427,656	$(1,065,498)	$1,493,154	140%
Other income (expense), net	$25,195	$(19,882)	$45,077	227%

The decrease in interest income, net primarily relates to the sales of our marketable securities in the second quarter of 2013.

Change in fair value of stock warrants for the three months ended September 30, 2013 was due to $0.4 million of income associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from stabilization of the volatility rate used in our Black-Scholes model as the warrants arrive closer to their expiration date. Change in fair value of stock warrants for the three months ended September 30, 2012 was due to a $1.1 million expense associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from an increase in our stock price during the period.

Other income (expense), net, for the three months ended September 2013 was primarily a result of net foreign currency remeasurement gains related to the strengthening of the euro and the British pound against the U.S. dollar. Other income (expense), net for 2012 related primarily to miscellaneous taxes.

Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended September 30,
	2013		2012
	(As Restated)
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$17,848,180	83%	$16,101,350	86%	$1,746,830	11%
Royalties	2,808,477	13	2,532,197	13	276,280	11
Other revenues	762,577	4	103,568	1	659,009	636

Total revenues	21,419,234	100	18,737,115	100	2,682,119	14
Cost of revenues	8,910,550	42	9,655,624	52	(745,074)	(8)

Gross profit	12,508,684	58	9,081,491	48	3,427,193	38
Operating expenses
Sales and marketing	78,777	—	—	—	78,777	100
Research and development (net of reimbursement from related party: $435,199 for the nine months ended September 30, 2012)	—	—	856,545	5	(856,545)	(100)
Acquisition related expenses	1,439,946	7	—	—	1,439,946	100
General and administrative	5,881,636	27	6,376,561	34	(494,925)	(8)

Total operating expenses	7,400,359	35	7,233,106	39	167,253	2

Income from operations	5,108,325	24	1,848,385	10	3,259,940	176
Interest income, net	95,996	—	158,625	1	(62,629)	(39)
Change in fair value of stock warrants	477,682	2	5,399,569	29	(4,921,887)	(91)
Other expense, net	(57,165)	—	(115,629)	(1)	58,464	51

Income before income taxes	5,624,838	26	7,290,950	39	(1,666,112)	(23)
Provision for income taxes	8,174	—	5,018	—	3,156	63

Net income	$5,616,664	26%	$7,285,932	39%	$(1,669,268)	(23)%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
Product revenues	$17,848,180	$16,101,350	$1,746,830	11%
Royalties	2,808,477	2,532,197	276,280	11
Other revenues	762,577	103,568	659,009	636

Total revenues	$21,419,234	$18,737,115	$2,682,119	14%

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

Other income and expense

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
	(As Restated)
Interest income, net	$95,996	$158,625	$(62,629)	(39)%
Change in fair value of stock warrants	477,682	5,399,569	(4,921,887)	(91)%
Other expense, net	(57,165)	(115,629)	58,464	51%

The decrease in interest income, net primarily relates to an overall decrease of interest-bearing securities due to the sales of our marketable securities in the nine months ended September 30, 2013.

Change in fair value of stock warrants for the nine months ended September 30, 2013 was due to income of $0.5 million, associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from stabilization of the volatility rate used in our Black-Scholes model as the warrants arrive closer to their expiration date. Change in fair value of stock warrants for the nine months ended September 30, 2012 was due to $5.4 million of income, associated with the fair value of the warrants issued in conjunction with the October 2009 stock issuance and resulted from a decrease in our stock price during the period.

Other expense, net, for the nine months ended September 2013 and 2012 was primarily a result of less net foreign currency remeasurement losses related to the strengthening of the euro and the British pound against the U.S. dollar.

Impact of Restatement on Quarterly Results of Operations.

The Restatement corrected a $4.9 million overstatement of the change in fair value of common stock warrants, resulting in a gain being recorded for the change in fair value of stock warrants of $0.4 million and $0.5 million for the three and nine month periods ended September 30, 2013. A restatement of our previously reported net loss for the three month period ended September 30, 2013, resulted in net income of $1.7 million for such period. A restatement of our previously reported net income for the nine month period ended September 30, 2013, resulted in net income of $5.6 million for such period. We have determined that this Restatement only affects the three and nine months periods ended September 30, 2013 as described and has no impact on any other previously issued unaudited interim consolidated financial statements. The Restatement did not affect our liquidity or capital resources for any interim period. (see Note 15 “Restatement of Unaudited Interim Consolidated Financial Statements”).

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

As of September 30, 2013, we had outstanding exercisable options and warrants that, if exercised, would result in approximately $20.0 million of additional capital and would cause the number of shares outstanding to increase; however, the cashless exercise feature of certain warrants may result in no cash to us. Options and warrants outstanding at September 30, 2013 were 279,151 and 1,236,682, respectively; however, there can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the periods ended September 30, 2013 and September 30, 2012.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2013 was $4.9 million and resulted primarily from $5.6 million of net income for the period, increased by approximately $0.7 million in depreciation and amortization and stock-based compensation expense and partially offset by $0.5 million from the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $0.9 million, primarily due to an increase in accounts receivable of $2.0 million associated with increased product shipments offset by a decrease in amounts due from related party totaling $1.3 million primarily related to the absence of product shipments to Actavis during the nine months ended September 30, 2013. Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2013, which resulted primarily from the proceeds from the sale of short-term investments totaling $15.4 million partially offset by cash paid for the Molecular Profiles acquisition of $14.5 million and the purchase of property and equipment of $0.2 million. Net cash used in financing activities was $18,000 for the nine months ended September 30, 2013,

Net cash provided by operating activities for the nine months ended September 30, 2012 was $1.3 million and resulted primarily from $7.3 million of net income for the period, increased by approximately $1.1 million in depreciation and amortization and stock-based compensation expense as well as $0.9 million related to the write-off of certain inventories, and decreased by $5.4 million for the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $2.4 million, primarily relating to an increase in inventory of $0.9 million associated with the buildup of inventory to meet Actavis’ forecast requirements as well as a decrease in accounts payable and accrued expenses of $1.3 million. Net cash used in investing activities was for the nine months ended September 30, 2012 was $1.2 million resulting from the purchase of property and equipment of $1.0 million and the purchase of short-term investments of $0.2 million. Net cash used in financing activities was $50,000 for the nine months ended September 30, 2012.

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

The following accounting policies have been updated and adopted as of September 30, 2013:

Revenue Recognition

Multiple-element arrangements are evaluated in accordance with the principles of Accounting Standards update (“ASU”) 2009-13, (Revenue Recognition Topic — Multiple Element Arrangements) and we allocate revenue among the elements based upon each element’s relative fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. We do not amortize our goodwill, but instead test for impairment annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset.

We have adopted ASU 2011-08, Intangibles — Goodwill and Other, and amendment to ASC 350, which updates how an entity will evaluate its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

In connection with the Restatement, management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures and has reaffirmed that the Company’s disclosure controls and procedures, was not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

While there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, the Company is in the process of instituting measures to address a certain material weakness in our internal control over financial reporting that was identified by management in connection with the Restatement.

A “material weakness,” as defined by Rule 12b-2 of the Exchange Act and PCAOB Auditing Standard No. 5, Paragraph A.7, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting identified by management relates to our evaluation of warrant accounting during the third quarter of 2013. Specifically, management determined that there was a calculation error with the number of warrants remaining within a manual spreadsheet. The subsequent review process failed to detect and correct the error.

Management has commenced steps to remediate the material weakness identified above and to implement an enhanced process to review and approve, among other things, the complex calculations associated with the measurement of the fair value of the Company’s outstanding stock warrants, which process will involve more significant staffing of Company personnel and the involvement of the Company’s independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 6. Exhibits

(a) Exhibits

2.1	Share Purchase Agreement between the sellers listed on schedule 1 thereto, and the Company and Molecular Profiles Limited, dated September 12, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-10352) filed September 18, 2013, is incorporated herein by reference).

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated August 7, 2013 as filed with the Secretary of the State of Delaware on August 7, 2013 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 8, 2013, is incorporated herein by reference).

4.1	Specimen Stock Certificate of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 8, 2013, is incorporated herein by reference).

10.1	Parent Guarantee of the Company, dated September 12, 2013 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2013, is incorporated herein by reference).

10.2	Employment Agreement between Dr. Nikin Patel and the Company, dated September 12, 2013 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 18, 2013, is incorporated herein by reference).

10.3	Bank Loan Agreement between Molecular Profiles Limited and Lloyds TSB Bank plc, dated January 6, 2012 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-10352) filed November 7, 2013, is incorporated herein by reference).

10.4	Amendment letter between Molecular Profiles Limited and Lloyds TSB Bank plc, dated September 16, 2013 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-10352) filed November 7, 2013, is incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Columbia Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
DATE: March 3, 2014