Form 10-Q
period 2014-03-31
COLUMBIA LABORATORIES INC
filed 2014-05-02
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 29, 2014: 10,758,505.

Columbia Laboratories, Inc.

Columbia Laboratories, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,243	$20,715
Accounts receivable, net	7,258	7,197
Amounts due from related parties	—	900
Inventories	2,405	2,584
Prepaid expenses and other current assets	1,259	831

Total current assets	23,165	32,227
Property and equipment, net	13,785	13,226
Intangible assets, net	2,758	2,828
Goodwill	11,251	11,152
Deferred tax assets	563	570
Other assets	91	89

Total assets	$51,613	$60,092

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,190	$2,805
Accrued expenses	1,890	2,488
Deferred revenue	637	754
Notes payable	254	250

Total current liabilities	5,971	6,297
Deferred revenue, net of current portion	2,130	2,243
Notes payable, net of current portion	3,719	3,745
Common stock warrant liability	70	379

Total liabilities	11,890	12,664

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,159 issued and 10,759 outstanding at March 31, 2014 and 12,152 shares issued and outstanding at December 31, 2013	122	122
Additional paid-in capital	287,217	287,048
Treasury stock (at cost), 1,400 shares at March 31, 2014	(8,509)	—
Accumulated deficit	(241,233)	(241,662)
Accumulated other comprehensive income	1,576	1,370

Total shareholders’ equity	39,173	46,878

Total liabilities and shareholders’ equity	$51,613	$60,092

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Product revenues	$3,294	$5,373
Product revenues from related party	167	—
Service revenues	2,710	—
Royalties	363	86
Royalties from related party	714	800
Other revenues	—	57

Total revenues	7,248	6,316
Cost of product revenues	2,426	2,842
Cost of service revenues	1,846	—

Total cost of revenues	4,272	2,842

Gross profit	2,976	3,474
Operating expenses
Sales and marketing	401	—
Acquisition related expenses	—	483
General and administrative	2,451	1,978

Total operating expenses	2,852	2,461

Income from operations	124	1,013

Interest (expense) income, net	(34)	53
Change in fair value of common stock warrant liability	309	205
Other income (expense), net	42	(26)

Total non-operating income	317	232

Income before income taxes	441	1,245
Provision for income taxes	12	3

Net income	$429	$1,242

Basic net income per common share	$0.04	$0.11

Diluted net income per common share	$0.01	$0.09

Basic weighted average common shares outstanding	11,739	10,916

Diluted weighted average common shares outstanding	11,764	11,073

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$429	$1,242
Other comprehensive income (loss) components:
Foreign currency translation	206	(5)
Unrealized loss on short-term investments	—	(9)

Total other comprehensive income (loss)	206	(14)

Comprehensive income	$635	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$429	$1,242
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	448	108
Change in fair value of common stock warrant liability	(309)	(205)
Stock-based compensation expense	164	106
Deferred income taxes	7	—
Gain on disposal of fixed assets	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(17)	(1,618)
Due from related party	900	1,379
Inventories	178	387
Prepaid expenses and other current assets	(428)	282
Other non-current assets	(2)	(114)
Accounts payable	373	(28)
Accrued expenses	(605)	(761)
Deferred revenue	(254)	(65)

Net cash provided by operating activities	884	709
Investing activities:
Purchases of property and equipment	(799)	(13)
Additions to short-term investments	—	(52)

Net cash used in investing activities	(799)	(65)
Financing activities:
Proceeds from exercise of common stock options	12	—
Purchase of treasury stock	(8,509)	—
Principal payments on notes payable	(58)	—
Dividends paid	(7)	(7)

Net cash used in financing activities	(8,562)	(7)
Effect of exchange rate changes on cash and cash equivalents	5	(70)

Net (decrease) increase in cash and cash equivalents	(8,472)	567
Cash and cash equivalents, beginning of period	20,715	13,204

Cash and cash equivalents, end of period	$12,243	$13,771

Supplemental cash flow information
Cash paid for interest	$34	$—

Cash paid for income taxes	$3	$3

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Columbia Laboratories, Inc. (“Columbia”) for the year ended December 31, 2013 filed with the SEC on March 5, 2014. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated statements of operations and consolidated statements of cash flows.

Basis of Presentation

On July 26, 2013, Columbia’s Board of Directors set a ratio of 1-for-8 for its previously approved reverse stock split which took effect on August 9, 2013. The reverse stock split was approved by Columbia’s shareholders at its annual meeting of shareholders on May 1, 2013. All share and per share amounts relating to the common stock, stock options and warrants included in the interim consolidated financial information and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an equal amount to the reduction in par value of common stock to additional paid-in capital. The reverse stock split did not result in a retroactive adjustment to the share amounts for any of the classes of the Company’s preferred stock.

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

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$480	$771
Work in process	1,273	775
Finished goods	652	1,038

Total	$2,405	$2,584

(3) Goodwill and Intangible Assets

Changes to goodwill during the three months ended March 31, 2014 were as follows (in thousands):

Total
Balance – December 31, 2013	$11,152
Effects of foreign currency translation	99

Balance – March 31, 2014	$11,251

Intangible assets consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—March 31, 2014	$300	$1,370	$1,240	$2,910
Translation adjustment	16	76	69	161
Accumulated amortization	(57)	(155)	(101)	(313)

Balance—March 31, 2014	$259	$1,291	$1,208	$2,758

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2013	$300	$1,370	$1,240	$2,910
Translation adjustment	13	62	56	131
Accumulated amortization	(36)	(91)	(86)	(213)

Balance—December 31, 2013	$277	$1,341	$1,210	$2,828

Amortization expense related to the developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended March 31, 2014, was $0.1 million. There was no amortization expense for the three months ended March 31, 2013. As of March 31, 2014, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2014	$421
2015	540
2016	490
2017	389
2018	357
2019 and thereafter	561

Total	$2,758

(4) Debt and other Contractual Obligations

In September 2013, Columbia assumed debt of $3.9 million in connection with its acquisition of Molecular Profiles. Molecular Profiles had entered into a Business Loan Agreement (“Loan Agreement”) to fund the construction and completion of a second facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom, covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent. Prior to the acquisition, Molecular Profiles had drawn down $3.9 million under the loan facilities and as of March 31, 2014 owes $4.0 million under the Loan Agreement due to foreign currency revaluation. The three loan facilities are each repayable in monthly installments, beginning in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment under all three facilities are payable over a 15 year period from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2014 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2014 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of

Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness the Company may incur, requires the Company to maintain certain levels of net worth, and restricts the Company’s ability to materially alter the character of its business. The Company remains in compliance with all of the covenants under the Loan Agreement.

Columbia assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the construction of its second facility. As a part of the arrangement, the Company is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2014, the Company remains in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income net line item in the consolidated statement of operations and is recognized on a decelerated basis over the obligation period through October 2017. As of March 31, 2014, the obligation is valued at $2.5 million due to foreign currency revaluation and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2014	$266
2015	599
2016	865
2017	799

Total	$2,529

(5) Geographic Information and Concentrations

The Company and its subsidiaries are engaged in one line of business: providing pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry and the manufacture and supply of CRINONE® (progesterone gel) to its licensee, Merck Serono. The Company has consolidated and runs all of its operational functions in one location in Nottingham, United Kingdom. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company’s largest customer, Merck Serono, utilizes a Switzerland-based subsidiary to acquire product from us, which it then sells throughout the world excluding the U.S.

The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended March 31,
	2014	2013
United States	$2,501	$918
Switzerland	3,531	5,373
Other countries	1,216	25

Total	$7,248	$6,316

Total assets:

	March 31, 2014	December 31, 2013
United States	$12,766	$20,278
Switzerland	1,728	3,063
United Kingdom	36,942	36,487
Other countries	177	264

Total	$51,613	$60,092

Long-lived assets:

	March 31, 2014	December 31, 2013
United States	$289	$306
Switzerland	28	22
United Kingdom	13,557	12,987
Other countries	2	—

Total	$13,876	$13,315

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended March 31, 2014, Merck Serono and Actavis accounted for 45% and 16% of net revenues, respectively. For the three months ended March 31, 2013, Merck Serono and Actavis accounted for 85% and 13% of net revenues, respectively. No additional customers accounted for 10% or more of total revenues for the three months ended March 31, 2014 and 2013.

(6) Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life (Years)	March 31, 2014 Cost	December 31, 2013 Cost
Machinery and equipment	3-10	$4,543	$4,288
Furniture and fixtures	3-5	1,010	1,010
Computer equipment and software	3	184	183
Buildings and leasehold improvements	Up to 39	9,701	9,616
Land	Indefinite	632	627
Construction in-process		673	104

		16,743	15,828
Less: Accumulated depreciation		(2,958)	(2,602)

Total		$13,785	$13,226

Depreciation expense for the three months ended March 31, 2014 was $0.4 million. Depreciation expense for the three months ended March 31, 2013 was $0.1 million.

(7) Sales Returns Reserves

Except for sales to licensees, Columbia’s return policy allows product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Products sold to Merck Serono and Actavis are not returnable to Columbia nor is Columbia responsible for returns to Merck Serono on international product sales. Columbia is only responsible for sales returns for CRINONE and PROCHIEVE products sold to domestic customers prior to the Actavis, Inc. (“Actavis”) transaction in July 2010, and for STRAINT sold prior to the sale of STRIANT® (testosterone buccal system) to Auxilium Pharmaceuticals LLC (“Auxilium”) in April 2011. Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized. Columbia evaluates its remaining provision for returns on a quarterly basis based on the rate of returns processed and adjusts the provision as necessary.

An analysis of the reserve for sales returns at March 31, 2014 is as follows (in thousands):

Total
Balance — December 31, 2013	$138
Provision:
Related to current period sales	—
Related to prior period sales	—

138

Returns:
Related to current period sales	—
Related to prior period sales	(2)

(2)

Balance — March 31, 2014	$136

(8) Net Income Per Common Share

The calculation of basic and diluted income per common and common equivalent share is as follows (in thousands except for per share data):

	Three Months Ended March 31,
	2014	2013
Basic net income per common share
Net income	$429	$1,242
Less: Preferred stock dividends	(7)	(7)

Net income applicable to common stock	$422	$1,235

Basic weighted average number of common shares outstanding	11,739	10,916

Basic net income per common share	$0.04	$0.11

Diluted net income per common share
Net income applicable to common stock	$422	$1,235
Add: Preferred stock dividends	7	7
Less: Fair value of stock warrants for dilutive warrants	(309)	(205)

Net income applicable to dilutive common stock	$120	$1,037

Basic weighted average number of common shares outstanding	11,739	10,916
Effect of dilutive securities
Dilutive stock awards	25	15
Dilutive preferred share conversions	—	142

	25	157

Diluted weighted average number of common shares outstanding	11,764	11,073

Diluted net income per common share	$0.01	$0.09

Basic income per common share is computed by dividing the net income, less preferred dividends by the weighted-average number of shares of common stock outstanding during a period. The diluted earnings per common share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.8 million in each of the three month periods ended March 31, 2014 and 2013, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income during the three months ended March 31, 2014 were as follows (in thousands):

	Translation Adjustment	Accumulated Other Comprehensive Income
Balance – December 31, 2013	$1,370	$1,370
Current period other comprehensive income	206	206

Balance – March 31, 2014	$1,576	$1,576

(10) Stock-Based Compensation

Columbia recorded stock-based compensation expense of $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales and marketing	$3	$—
General and administrative	161	106

Total stock-based compensation	$164	$106

Cash received from option exercises was $12,000 during the three months ended March 31, 2014. There were no option exercises in the three months ended March 31, 2013.

Columbia granted 222,000 and 88,750 stock options during the three months ended March 31, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The weighted-average grant date fair values of the options granted during the three months ended March 31, 2014 and 2013 were $4.51 and $3.52, respectively, using the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk free interest rate	1.64%	0.71%-0.76%
Expected term	4.75 years	4.75 years
Dividend yield	—	—
Expected volatility	81.36%	96.52%-97.02%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Columbia’s estimated expected stock price volatility is based on its own historical volatility. Columbia’s expected term of options granted during the three months ended March 31, 2014 and 2013 was derived using the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2014, the total unrecognized compensation cost related to outstanding stock options and RSAs expected to vest was $1.2 million, which the Company expects to recognize over a weighted-average period of 3.58 years.

(11) Legal Proceedings

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and three of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, and they did so on July 11, 2013. Columbia moved to dismiss the second amended complaint. On October 21, 2013, the Court dismissed the second amended complaint. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. The Third Circuit will consider the matter after briefing is completed. Columbia believes that the appealed action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Columbia has not made any provision for losses in connection with it.

(12) Fair Value of Financial Instruments

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

The fair value of cash and cash equivalents are classified as level 1 at March 31, 2014 and December 31, 2013.

The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 1,362,500 shares of the common stock and warrants to purchase 681,275 shares of common stock was $0.1 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively. These values were determined by using the Black-Scholes option pricing model which is based on the Company’s stock price at measurement date, exercise price of this common stock warrant, risk-free interest rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended March 31, 2014 and 2013, the Company recorded gains of $0.3 million and $0.2 million, respectively, to adjust the value of the common stock warrant liability to fair value.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(13) Related Party Transactions

Prior to Columbia’s March 7, 2014 stock buy back from Actavis, Actavis beneficially owned approximately 11.5% of the Company’s outstanding common stock. Immediately following the closing of the stock repurchase and as of March 31, 2014, Actavis did not own any of the Company’s outstanding common stock. Columbia purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

Pursuant to its Purchase and Collaboration Agreement with Actavis, Columbia receives royalties equal to a minimum of 10% of annual net sales of CRINONE by Actavis for annual net sales up to $150 million; 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over.

The table below presents the transactions between the Company and Actavis during the three months ended March 31, 2014 (prior to the time Actavis ceased to be a related party) and the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues	$167	$—
Royalties	714	800

Total revenue	$881	$800

As of March 31, 2014 any amounts due from Actavis are now classified as a component of accounts receivable, net on the consolidated balance sheet. At December 31, 2013 amounts due from Actavis for these sales were $0.9 million. There were no amounts due to Actavis at March 31, 2014 and December 31, 2013.

(14) Income Taxes

During the three months ended March 31, 2014 and 2013, Columbia recorded income tax expense of $12,000 and $3,000, respectively, representing an effective tax rate of 2.7% and 0.2%, respectively. The income tax provision for the three months ended March 31, 2014 is primarily attributable to taxable income generated in foreign jurisdictions.

Columbia files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Columbia is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. With few exceptions, Columbia is no longer subject to U.S. state tax examinations for years before 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, that involve risks and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.

These forward-looking statements include, among other things, statements about:

•	Successful marketing of CRINONE® by Actavis, Inc. and Merck Serono S.A. in their respective markets;

•	The anticipated timing of future batch orders of CRINONE from our licensee, Merck Serono;

•	Our ability to manufacture product for our licensee and our clinical trial manufacturing clients and deliver services with minimal difficulties and delays;

•	The timely and successful renewal by Merck Serono of marketing licenses for CRINONE in major ex-U.S. markets;

•	Our dependence on single source third-party manufacturers and suppliers;

•	Our ability to retain current and attract new customers;

•	Our ability to successfully and timely achieve development milestones under our services contracts;

•	Our compliance with cGMP, cGCP and other governmental regulations applicable to our services, manufacturing facilities, and/or products;

•	Our intellectual property portfolio;

•	Our strategy of growing through acquisitions;

•	Our ability to develop a portfolio of new therapeutic entities; and.

•	Our estimates regarding expenses, future revenues, and capital requirements.

Because forward-looking statements relate to the future they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, particularly in Part 1 – Item 1A and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Company Overview

We provide pharmaceutical development, clinical trial manufacturing, product supply, and advanced analytical and consulting services to the pharmaceutical industry.

Historically we have been in the business of developing, licensing, manufacturing and selling to our marketing partner’s pharmaceutical products that utilize proprietary drug delivery technologies to treat various medical conditions.

To date we have developed six prescription and “over-the-counter” pharmaceutical products: five bioadhesive vaginal gel products that provide patient friendly solutions for infertility, pregnancy support, amenorrhea, and other women’s health conditions, and a testosterone bioadhesive buccal system for male hypogonadism. Our primary product is CRINONE 8% (progesterone gel). We have licensed CRINONE to Merck Serono, internationally, and sold the rights to CRINONE to Actavis, Inc. in the United States.

Presently, our focus is on:

•	the supply of CRINONE to our marketing partner;

•	the growth of our pharmaceutical development services; and

•	building an in-house proprietary product pipeline of new therapeutic entities.

Supply of CRINONE.

We manufacture and supply our internally developed product, CRINONE, to our marketing partner, Merck Serono. For the 2013 period, we sold CRINONE 8% to Merck Serono at a price determined on a country-by-country basis that is the greater of (i) cost plus 20%, or (ii) thirty percent (30%) of the net selling price in the country. Certain quantity discounts applied to annual purchases over 10 million, 20 million, and 30 million units.

In April 2013, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term, extending the expiration date to May 2020.

Under the terms of this amendment, we will continue to sell CRINONE to Merck Serono on a country-by-country basis at the greater of (i) cost plus 20%, or (ii) a percentage of Merck Serono’s net selling price. From 2014 through 2020, the percentage of net selling price will be determined based on a tiered structure. As sales volumes increase, our percentage of incremental sales will decrease.

During the quarter ended March 31, 2014, we completed the transfer of operations and quality management of CRINONE to our Nottingham site, paving the way for savings of approximately $0.4 million.

Pharmaceutical Development Services:

We are expanding our pharmaceutical development and clinical trial manufacturing services and focusing on enabling technologies that facilitate processing of difficult-to-progress molecules. In April 2014, we completed a significant investment in GMP hot melt extrusion (HME) technology along with further milling equipment, enabling us to accelerate formulation development for our clients. Also, in April 2014, we expanded our distribution channels and added a U.S. sales resource.

In-house Proprietary Product Pipeline:

In March 2014, we completed our commercial and intellectual property assessment on COL-1077, extended-release lidocaine vaginal gel. Pending completion of our regulatory and clinical diligence of this potential product, we hope to advance COL-1077 to full development later this year with its target indication planned to be gynecological procedure related pain, a sizeable market opportunity with no approved products.

We generate revenues from the sale of products, services and certain royalties. During the three months ended March 31, 2014, we derived approximately 48% of our revenues from sales of our products, 37% of our revenues from the sale of our services and 15% of our revenues from royalties. During the three months ended March 31, 2013, we derived approximately 85% of our revenues from the sales of our products and 15% of our revenues from royalties and certain other revenues. Generally, we recognize revenue from the sale of our products upon shipment to our customers, revenues from services as the work is performed and revenues from royalties as sales are made by the licensees.

We expect that future recurring revenues will be derived from product sales to Merck Serono, royalty streams from Actavis and from pharmaceutical development, clinical trial manufacturing, and analytical and consulting services. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter. Because products shipped to Merck Serono occur only in full batches, quarterly sales can vary widely and affect comparisons with prior periods and may not correlate to our customer’s in-market sales. Likewise, our service revenues are driven by obtaining and retaining our customer contracts and may vary widely from quarter to quarter.

CRINONE is manufactured in Europe by third parties under contract on behalf of our foreign subsidiaries who sell the products to our worldwide licensees. We oversee CRINONE manufacturing and quality assurance and provide our pharmaceutical development, clinical trial manufacturing, and analytical and consulting services from our facility in Nottingham, U.K.

Results of Operations

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$3,461	48%	$5,373	85%	$(1,912)	(36)%
Service revenues	2,710	37	—	—	2,710	100
Royalties	1,077	15	886	14	191	22
Other revenues	—	—	57	1	(57)	(100)

Total revenues	7,248	100	6,316	100	932	15
Cost of product revenues	2,426	33	2,842	45	(416)	(15)
Cost of service revenues	1,846	25	—	—	1,846	100

Total cost of revenues	4,272	59	2,842	45	1,430	50
Gross profit	2,976	41	3,474	55	(498)	(14)
Operating expenses:
Sales and marketing	401	6	—	—	401	100
Acquisition related expenses	—	—	483	8	(483)	(100)
General and administrative	2,451	34	1,978	31	473	24

Total operating expenses	2,852	39	2,461	39	391	16

Income from operations	124	2	1,013	16	(889)	(88)
Interest (expense) income, net	(34)	—	53	1	(87)	(164)
Change in fair value of common stock warrant liability	309	4	205	3	104	51
Other income (expense), net	42	1	(26)	—	68	(262)

Income before income taxes	441	6	1,245	20	(804)	(65)
Provision for income taxes	12	—	3	—	9	300

Net income	$429	6%	$1,242	20%	$(813)	(65)%

Revenues

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Product revenues	$3,461	$5,373	$(1,912)	(36)%
Service revenues	2,710	—	2,710	100
Royalties	1,077	886	191	22
Other revenues	—	57	(57)	(100)

Total revenues	$7,248	$6,316	$932	15%

Revenues in the three months ended March 31, 2014 increased from the three months ended March 31, 2013 by $0.9 million, or 15%. The increase was attributable to a number of factors including the following:

•	Revenues from the sale of products decreased by approximately $1.9 million, or 36%, from the 2013 period primarily due to the absence of CRINONE orders from one of Merck Serono’s higher-volume markets during the three months ended March 31, 2014.

•	Service revenues of $2.7 million in the 2014 period were from our pharmaceutical development, consulting and analytic services portfolio, which began in September 2013 with our acquisition of Molecular Profiles.

•	Royalty revenues increased by $0.2 million, or 22%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to higher sales of progesterone products by Actavis in the 2014 period.

Cost of revenues

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Cost of product revenues	$2,426	$2,842	$(416)	(15)%
Cost of service revenues	1,846	—	1,846	100

Total cost of revenues	$4,272	$2,842	$1,430	50%

Total cost of revenues (as a percentage of total revenues)	59%	45%

Total cost of revenues was $4.3 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. Cost of product revenues decreased due to lower product revenues in the 2014 period offset by lower volume shipped to higher margin markets in the 2013 period. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.

Sales and marketing expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Sales and marketing	$401	$—	$401	100%
Sales and marketing (as a percentage of total revenues)	6%	—%

Sales and marketing expenses generated during the three months ended March 31, 2014 are attributable to the sales and marketing activities associated with our services portfolio. These expenses consist of personnel costs for our sales force as well as marketing costs consisting of tradeshows and conference fees.

Acquisition related expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Acquisition related expenses	$—	$483	$483	(100)%
Acquisition related expenses (as a percentage of total revenues)	—%	8%

There were no acquisition related expenses for the three months ended March 31, 2014. Acquisition related expenses for the three months ended March 31, 2013 related to a failed transaction in the first quarter of 2013.

General and administrative expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2014
General and administrative	$2,451	$1,978	$473	24%
General and administrative (as a percentage of total revenues)	34%	31%

Total general and administrative expenses increased by $0.5 million to $2.5 million for the three months ended March 31, 2014, compared with $2.0 million for the three months ended March 31, 2013. This increase is primarily due to administrative costs related to our facility in the United Kingdom, which we acquired in September 2013, in addition to legal expenses incurred with the restatement of our previously issued consolidated financial statements for the three and nine month periods ended September 30, 2013, and the Actavis share buyback each of which occurred in March 2014.

Non-operating income and expense

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Interest (expense) income, net	$(34)	$53	$(87)	(164)%
Change in fair value of common stock warrant liability	$309	$205	$104	51%
Other income (expense), net	$42	$(26)	$68	(262)%

The decrease in interest (expense) income, net, primarily relates to interest paid in the 2014 period on the debt assumed in the Molecular Profiles acquisition, compared to the realized gain recognized on the sale of our marketable securities during the 2013 period. The debt assumed is a mortgage on our facilities in Nottingham, United Kingdom.

The income of $0.3 million associated with the change in fair value of stock warrant liability for the three months ended March 31, 2014 is related to the October 2009 stock issuance and resulted from a stabilization of the volatility rate used in our Black-Scholes model as the warrants approach their expiration date. The change in fair value of stock warrant liability for the period ended March 31, 2013 resulted in $0.2 million in income associated with a decrease in our stock price during the three months ended March 31, 2013.

Other income (expense), net, for the three months ended March 31, 2014 increased primarily due to income associated with the Regional Growth Fund grant recognized in the 2014 period as compared to net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar in the 2013 period.

Provision for income taxes

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Provision for income taxes	$12	$3	$9	300%
Provision for income taxes (as a percentage of income before income taxes)	3%	0.2%

The difference in our effective tax rate between the three months ended March 31, 2014 and 2013 is primarily due to the taxable income generated in our foreign jurisdictions in the 2014 period as compared to state true-up adjustments in the 2013 period. The 2014 effective tax rate represents state minimum taxes owed and foreign tax expense calculated on the investment in a foreign subsidiary. All other items are offset by tax net operating loss carryforwards, which are offset by a full valuation allowance.

Liquidity and Capital Resources

We require cash to pay our operating expenses, fund working capital needs, make capital expenditures and fund acquisitions.

At March 31, 2014, our cash and cash equivalents were $12.2 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

Prior to our March 7, 2014 stock buy back from Actavis, Actavis beneficially owned approximately 11.5% of our outstanding common stock. Immediately following the closing of the stock repurchase and as of March 31, 2014, Actavis did not own any of our outstanding common stock. We purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

We assumed debt of $3.9 million in connection with our acquisition of Molecular Profiles. Molecular Profiles had entered into a Business Loan Agreement (“Loan Agreement”) to fund the construction and completion of a second facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom, covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent. Prior to the acquisition, Molecular Profiles had drawn down $3.9 million under the loan facilities and as of March 31, 2014 owes $4.0 million under the Loan Agreement due to foreign currency revaluation. The three loan facilities are each repayable in monthly installments, beginning in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment under all three facilities are payable over a 15 year period from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2014 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2014 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of its business. We remain in compliance with all of the covenants under the Loan Agreement.

We assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the building of its second facility. As a part of the arrangement, we are required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2014, we remain in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next four years. As of March 31, 2014, the obligation is valued at $2.5 million due to foreign currency revaluation and is recorded in deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided Molecular Profiles remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2014	$266
2015	599
2016	865
2017	799

Total	$2,529

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future service and product portfolios and the resources we devote to developing and supporting the same. Our capital expenditures increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due primarily to investments of capital equipment made at our Nottingham, United Kingdom site and our contract manufacturer sites. We expect our capital expenditures to increase in the year ending December 31, 2014 as compared to the year ended December 31, 2013 primarily due to investments made at the Nottingham site.

As of March 31, 2014, we had 491,793 exercisable options, and 1,236,682 exercisable warrants outstanding that, if exercised, would result in approximately $18.6 million of additional capital and would cause the number of shares outstanding to increase; provided, however, that the cashless exercise feature of certain warrants will result in no cash to us. There can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the three months ended March 31, 2014 and 2013.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2014 was $0.9 million and resulted primarily from $0.4 million of net income for the period, increased by approximately $0.6 million in depreciation and amortization and stock-based compensation expense and decreased by $0.3 million for the change in fair value of stock warrant liability. Net changes in working capital items increased cash from operating activities by approximately $0.1 million, primarily due to a decrease in accounts receivable of $0.9 million offset by decreases in accrued expenses and deferred revenue. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.6 million for the three months ended March 31, 2014, primarily relating to the $8.5 million stock buyback from Actavis.

Net cash provided by operating activities for the three months ended March 31, 2013 was $0.7 million and resulted primarily from $1.2 million of net income for the period, increased by approximately $0.2 million in depreciation and amortization and stock-based compensation expense, and decreased by $0.2 million for the change in fair value of stock warrant liability. Net changes in working capital items reduced cash from operating activities by approximately $0.5 million, primarily relating to an increase in accounts receivable due to increased revenues and a decrease in other accrued expenses of $0.8 million primarily related to severance amounts for two executives paid in the first quarter of 2013 offset by a decrease in inventory of $0.4 million associated with increased product shipments. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2013, which consisted of income earned from our short-term investments which was reinvested.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

There has been no material change to our market rate risk exposure since December 31, 2013.

Foreign Currency Exchange

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 55% of our total international revenues for the three months ended March 31, 2014. The remaining 45% were sales in British Pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them be U.S. dollar-linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2013.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in the Company’s amended Quarterly Report on form 10-Q/A for the period ended September 30, 2013 as filed with the SEC on March 3, 2014. The material weakness identified by management relates to our evaluation of warrant accounting during the third quarter of 2013. This material weakness continued to exist as of March 31, 2014.

Management has commenced steps to remediate the material weakness identified above and to implement an enhanced process to review and approve, among other things, the complex calculations associated with the measurement of the fair value of the Company’s outstanding stock warrant liability, which process will include more of the Company’s personnel.

Changes in Internal Control over Financial Reporting

While there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, the Company is in the process of instituting measures to address the material weakness in our internal control over financial reporting which is described above.

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

Part II – Other Information

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and three of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, and they did so on July 11, 2013. Columbia moved to dismiss the second amended complaint. On October 21, 2013, the Court dismissed the second amended complaint. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and it was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissals to the United States Court of Appeals for the Third Circuit. The Third Circuit will consider the matter after briefing is completed. Columbia believes that the appealed action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or estimate the potential liability related to this action, and Columbia has not made any provision for losses in connection with it.

Item 1a. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 in addition to the other information included in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Purchases of Equity Securities

The Company repurchased the following shares of its common stock during the three months ended March 31, 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	1,400,000	$6.0779	—	—
Total	1,400,000	$6.0779	—	—

(1)	The repurchase was made from a single stockholder, Coventry Acquisition, LLC (“Coventry”), on March 6, 2014. Pursuant to the terms of the Stock Purchase Agreement, the total consideration paid by the Company to Coventry for the shares was approximately $8.5 million, which amount was equal to the product of (i) the per share price of the Company’s Common Stock as of the close of trading on the NASDAQ Stock Market on March 6, 2014, multiplied by (ii) 0.8925, multiplied by (iii) the number of shares.

Item 6. Exhibits

(a) Exhibits

10.1	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, by and between Columbia Laboratories (Bermuda) Ltd. and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-10352) filed February 6, 2014).

10.2	Stock Purchase Agreement, entered into as of March 6, 2014, by and between Columbia Laboratories, Inc. and Coventry Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-10352) filed March 7, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Columbia Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
DATE: May 2, 2014