Form 10-Q
period 2014-06-30
COLUMBIA LABORATORIES INC
filed 2014-08-01
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2014: 10,771,851.

Columbia Laboratories, Inc.

Columbia Laboratories, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,757	$20,715
Accounts receivable, net	7,209	7,197
Amounts due from related parties	—	900
Inventories	3,550	2,584
Prepaid expenses and other current assets	1,508	831

Total current assets	24,024	32,227
Property and equipment, net	14,165	13,226
Intangible assets, net	2,679	2,828
Goodwill	11,515	11,152
Deferred tax assets	771	570
Other assets	92	89

Total assets	$53,246	$60,092

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,124	$2,805
Accrued expenses	2,675	2,488
Deferred revenue	764	754
Notes payable	262	250

Total current liabilities	6,825	6,297
Deferred revenue, net of current portion	2,043	2,243
Notes payable, net of current portion	3,740	3,745
Common stock warrant liability	1	379

Total liabilities	12,609	12,664

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,182 issued and 10,772 outstanding at June 30, 2014 and 12,152 shares issued and outstanding at December 31, 2013	122	122
Additional paid-in capital	287,397	287,048
Treasury stock (at cost), 1,411 shares at June 30, 2014	(8,579)	—
Accumulated deficit	(241,040)	(241,662)
Accumulated other comprehensive income	2,187	1,370

Total shareholders’ equity	40,087	46,878

Total liabilities and shareholders’ equity	$53,246	$60,092

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Product revenues	$3,508	$7,019	$6,802	$12,392
Product revenues from related party	—	—	167	—
Service revenues	2,313	—	5,023	—
Royalties	1,036	91	1,399	177
Royalties from related party	—	837	714	1,637
Other revenues	—	31	—	88

Total net revenues	6,857	7,978	14,105	14,294
Cost of product revenues	1,953	2,831	4,379	5,672
Cost of service revenues	1,916	—	3,762	—

Total cost of revenues	3,869	2,831	8,141	5,672
Gross profit	2,988	5,147	5,964	8,622
Operating expenses
Sales and marketing	467	—	868	—
Acquisition-related expenses	—	9	—	492
General and administrative	2,239	2,310	4,690	4,288

Total operating expenses	2,706	2,319	5,558	4,780
Income from operations	282	2,828	406	3,842

Interest (expense) income, net	(29)	43	(63)	95
Change in fair value of common stock warrant liability	70	(155)	379	50
Other income (expense), net	36	(56)	78	(82)

Total non-operating income	77	(168)	394	63
Income before income taxes	359	2,660	800	3,905
Provision for income taxes	166	3	178	6

Net income	$193	$2,657	$622	$3,899

Basic net income per common share	$0.02	$0.24	$0.05	$0.36

Diluted net income per common share	$0.01	$0.24	$0.02	$0.35

Basic weighted average common shares outstanding	10,741	10,927	11,686	10,922

Diluted weighted average common shares outstanding	10,756	11,077	11,706	11,075

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$193	$2,657	$622	$3,899
Other comprehensive income (loss) components:
Foreign currency translation	611	3	817	(2)
Unrealized loss on short term investments	—	(71)	—	(80)
Reclassification adjustment for gains included in net income	—	(17)	—	(17)

Total other comprehensive income (loss)	611	(85)	817	(99)

Comprehensive income	$804	$2,572	$1,439	$3,800

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$622	$3,899
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	949	214
Change in fair value of common stock warrant liability	(379)	(50)
Provision for sales returns	—	(26)
Stock-based compensation expense	346	273
Deferred income taxes	(170)	—
Gain on short-term investments	—	(17)
Loss on disposal of fixed assets	—	37
Changes in operating assets and liabilities:
Accounts receivable	149	(2,515)
Due from related party	900	1,353
Inventories	(966)	43
Prepaid expenses and other current assets	(670)	305
Other non-current assets	—	(115)
Accounts payable	282	368
Accrued expenses	85	(685)
Deferred revenue	(279)	(96)

Net cash provided by operating activities	869	2,988
Investing activities:
Purchases of property and equipment	(1,236)	(111)
Proceeds from the sale of short-term investments	—	15,354

Net cash (used in) provided by investing activities	(1,236)	15,243
Financing activities:
Proceeds from exercise of common stock options	17	—
Purchase of treasury stock	(8,509)	—
Principal payments on notes payable	(121)	—
Dividends paid	(14)	(14)

Net cash used in financing activities	(8,627)	(14)
Effect of exchange rate changes on cash and cash equivalents	36	—

Net (decrease) increase in cash and cash equivalents	(8,958)	18,217
Cash and cash equivalents, beginning of period	20,715	13,204

Cash and cash equivalents, end of period	$11,757	$31,421

Supplemental cash flow information
Cash paid for interest	$64	$—

Cash paid for income taxes	$3	$3

Supplemental noncash financing activities
Purchase of treasury stock	$70	$31

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Columbia Laboratories, Inc. (“Columbia” or the “Company”) for the year ended December 31, 2013 filed with the SEC on March 5, 2014. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated statements of operations.

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

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$723	$771
Work in process	1,771	775
Finished goods	1,056	1,038

Total	$3,550	$2,584

(3) Goodwill and Intangible Assets

Changes to goodwill during the six months ended June 30, 2014 were as follows (in thousands):

Total
Balance – December 31, 2013	$11,152
Effects of foreign currency translation	363

Balance – June 30, 2014	$11,515

Intangible assets consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—June 30, 2014	$300	$1,370	$1,240	$2,910
Translation adjustment	24	110	99	233
Accumulated amortization	(85)	(228)	(151)	(464)

Balance—June 30, 2014	$239	$1,252	$1,188	$2,679

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2013	$300	$1,370	$1,240	$2,910
Translation adjustment	13	62	56	131
Accumulated amortization	(36)	(91)	(86)	(213)

Balance—December 31, 2013	$277	$1,341	$1,210	$2,828

Amortization expense related to the developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended June 30, 2014 was $0.2 million. Amortization expense for the six months ended June 30, 2014 was $0.3 million. There was no amortization expense for the three and six months ended June 30, 2013. As of June 30, 2014, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2014	$287
2015	553
2016	501
2017	398
2018	365
2019 and thereafter	575

Total	$2,679

(4) Debt and other Contractual Obligations

In September 2013, Columbia assumed debt of $3.9 million in connection with its acquisition of Molecular Profiles. Molecular Profiles had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent, to fund the construction and completion of a second facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom. Prior to the acquisition, Molecular Profiles had drawn down $3.9 million under the loan facilities and as of June 30, 2014 owes $4.0 million under the Loan Agreement due to foreign currency revaluation. The three loan facilities are each repayable in monthly installments, beginning in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment of the three facilities is scheduled to occur over a 15 year period from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at June 30, 2014 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the six months ended June 30, 2014 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness the Company may incur, requires the Company to maintain certain levels of net worth, and restricts the Company’s ability to materially alter the character of its business. As of June 30, 2014, the Company is in compliance with all of the covenants under the Loan Agreement.

Columbia assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the construction of its second facility. As a part of the arrangement, the Company is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2014, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income net line item in the consolidated statement of operations and is recognized on a decelerated basis over the obligation period through October 2017. As of June 30, 2014, the obligation is valued at $2.5 million due to foreign currency revaluation and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company is in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2014	$204
2015	613
2016	886
2017	817

Total	$2,520

(5) Geographic Information and Concentrations

The Company and its subsidiaries are engaged in one line of business: providing pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry and the manufacture and supply of CRINONE® (progesterone gel) to its licensee, Merck Serono. The Company has consolidated and runs all of its operational functions from one location in Nottingham, United Kingdom. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company’s largest customer, Merck Serono, utilizes a Switzerland-based subsidiary to acquire product from us, which it then sells throughout the world excluding the U.S.

The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$2,144	$985	$4,646	$1,903
Switzerland	3,522	6,993	7,029	12,366
Other countries	1,191	—	2,430	25

Total	$6,857	$7,978	$14,105	$14,294

Total assets:

	June 30, 2014	December 31, 2013
United States	$12,421	$20,278
Switzerland	1,736	3,063
United Kingdom	38,971	36,487
Other countries	118	264

Total	$53,246	$60,092

Long-lived assets:

	June 30, 2014	December 31, 2013
United States	$273	$306
Switzerland	9	22
United Kingdom	13,973	12,987
Other countries	2	—

Total	$14,257	$13,315

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended June 30, 2014 and 2013, Merck Serono and Actavis, Inc. (“Actavis”) accounted for 49% and 14%, and 88% and 10% of net revenues respectively. For the six months ended June 30, 2014, Merck Serono and Actavis accounted for 47% and 15%, respectively, and for the six months ended June 30, 2013, Merck Serono and Actavis accounted for 87% and 11% of net revenues, respectively. No additional customers accounted for 10% or more of total revenues for the three or six months ended June 30, 2014 and 2013.

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2014 Cost	December 31, 2013 Cost
Machinery and equipment	3-10	$5,001	$4,288
Furniture and fixtures	3-5	1,015	1,010
Computer equipment and software	3	186	183
Buildings and leasehold improvements	Up to 39	9,929	9,616
Land	Indefinite	647	627
Construction in-process		720	104

		17,498	15,828
Less: Accumulated depreciation		(3,333)	(2,602)

Total		$14,165	$13,226

Depreciation expense for the three months ended June 30, 2014 and 2013 was $0.4 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $0.7 million and $0.2 million, respectively.

(7) Sales Returns Reserves

Currently there is no sales returns reserve as the return rights obligation has elapsed for all products for which Columbia provided a right of return. Products sold to Merck Serono and Actavis are not returnable to Columbia nor is Columbia responsible for returns to Merck Serono on international product sales. A sales return reserve previously existed for Columbia’s historic return policy which allowed product to be returned for a period beginning three months prior to the product expiration date and ending twelve months after the product expiration date. Columbia was only responsible for sales returns for CRINONE and PROCHIEVE products sold to domestic customers prior to the Actavis transaction in July 2010, and for STRIANT sold prior to the sale of STRIANT® (testosterone buccal system) to Auxilium Pharmaceuticals LLC (“Auxilium”) in April 2011.

An analysis of the reserve for sales returns at June 30, 2014 is as follows (in thousands):

Total
Balance — December 31, 2013	$138
Provision:
Related to current period sales	—
Related to prior period sales	(136)

2

Returns:
Related to current period sales	—
Related to prior period sales	(2)

(2)

Balance — June 30, 2014	$—

(8) Net Income Per Common Share

The calculation of basic and diluted income per common and common equivalent share is as follows (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic income per common share
Net income	$193	$2,657	$622	$3,899
Less: Preferred stock dividends	(7)	(7)	(14)	(14)

Net income applicable to common stock	$186	$2,650	$608	$3,885

Basic weighted average number of common shares outstanding	10,741	10,927	11,686	10,922

Basic net income per common share	$0.02	$0.24	$0.05	$0.36

Diluted income per common share
Net income applicable to common stock	$186	$2,650	$608	$3,885
Add: Preferred stock dividends	7	7	14	14
Less: Fair value of stock warrants for dilutive warrants	(70)	—	(379)	(50)

Net income applicable to dilutive common stock	$123	$2,657	$243	$3,849

Basic weighted average number of common shares outstanding	10,741	10,927	11,686	10,922
Effect of dilutive securities
Dilutive stock awards	—	8	—	11
Dilutive preferred share conversions	15	142	20	142

	15	150	20	153
Diluted weighted average number of common shares outstanding	10,756	11,077	11,706	11,075

Diluted net income per common share	$0.01	$0.24	$0.02	$0.35

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

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.8 million and 1.7 million in each of the three month periods ended June 30, 2014 and 2013, respectively, because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.8 million and 2.1 million in each of the six month periods ended June 30, 2014 and 2013, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income during the six months ended June 30, 2014 were as follows (in thousands):

	Translation Adjustment	Accumulated Other Comprehensive Income
Balance – December 31, 2013	$1,370	$1,370
Current period other comprehensive income	817	817

Balance – June 30, 2014	$2,187	$2,187

(10) Stock-Based Compensation

Columbia recorded stock-based compensation expense of $0.2 million for both three month periods ended June 30, 2014 and 2013. Columbia recorded stock-based compensation expense of $0.3 million for both six month periods ended June 30, 2014 and 2013.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$13	$5	$13	$5
Sales and marketing	13	—	16	—
General and administrative	156	162	317	268

Total	$182	$167	$346	$273

Cash received from option exercises for the six months ended June 30, 2014 was $17,000. There were no option exercises in the six months ended June 30, 2013.

Columbia granted 222,000 and 88,750 stock options during the six months ended June 30, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The weighted-average grant date fair values of the options granted during the six months ended June 30, 2014 and 2013 were $4.51 and $3.52, respectively, using the following assumptions:

	Six Months Ended June 30,
	2014	2013
Risk free interest rate	1.64%	0.71%-0.76%
Expected term	4.75 years	4.75 years
Dividend yield	—	—
Expected volatility	81.36%	96.52%-97.02%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Columbia’s estimated expected stock price volatility is based on its own historical volatility. Columbia’s expected term of options granted during the six months ended June 30, 2014 and 2013 was derived using the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2014, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $1.5 million, which the Company expects to recognize over a weighted-average period of 3.49 years.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis and three of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, which they did on July 11, 2013. Columbia moved to dismiss the second amended complaint. On October 21, 2013, the Court dismissed the second amended complaint. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. Briefing of the appeal is complete but the Court has not yet scheduled oral argument. Columbia believes that the appealed action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Columbia has not made any provision for losses in connection with it.

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

The fair value of cash and cash equivalents are classified as level 1 at June 30, 2014 and December 31, 2013.

The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 1,362,500 shares of the common stock and warrants to purchase 681,275 shares of common stock was $1,000 and $0.4 million as of June 30, 2014 and December 31, 2013, respectively. These values were determined by using the Black-Scholes option pricing model, which is based on the Company’s stock price at measurement date, exercise price of the common stock warrants, risk-free interest rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended June 30, 2014, the Company recorded a gain of $0.1 million and recorded a charge of $0.2 million for the three months ended June 30, 2013, to adjust the value of the common stock warrant liability to fair value. During the six months ended June 30, 2014 and 2013, the Company recorded gains of $0.4 million and $0.1 million, respectively, to adjust the value of the common stock warrant liability to fair value.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(13) Related Party Transactions

Prior to Columbia’s March 7, 2014 stock buy back from Actavis, Actavis beneficially owned approximately 11.5% of the Company’s outstanding common stock. Immediately following the closing of the stock repurchase and as of June 30, 2014, Actavis did not own any of the Company’s outstanding common stock. Columbia purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

Pursuant to its Purchase and Collaboration Agreement with Actavis, Columbia receives royalties equal to a minimum of 10% of annual net sales of CRINONE by Actavis for annual net sales up to $150 million; 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Actavis also purchased the remaining raw materials Columbia had on hand in the six months ended June 30, 2014.

The table below presents the transactions between the Company and Actavis during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 (prior to the time Actavis ceased to be a related party) and the six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Net product revenues	$—	$—	$167	$—
Royalties	—	837	714	1,637

Total net revenues	$—	$837	$881	$1,637

As of June 30, 2014 any amounts due from Actavis are now classified as a component of accounts receivable, net on the consolidated balance sheet. At December 31, 2013 amounts due from Actavis for these sales were $0.9 million. There were no amounts due to Actavis at June 30, 2014 and December 31, 2013.

(14) Income Taxes

During the three months ended June 30, 2014 and 2013, Columbia recorded income tax expense of $0.2 million and $3,000, respectively, representing an effective tax rate of 46% and 0.1%, respectively. During the six months ended June 30, 2014 and 2013, Columbia recorded income tax expense of $0.2 million and $6,000, respectively, representing an effective tax rate of 22% and 0.2%, respectively. The income tax provision for the three and six months ended June 30, 2014 is primarily attributable to a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses, offset partially by a benefit recorded due to taxable losses generated in foreign jurisdictions.

Columbia files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Columbia is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Columbia is no longer subject to U.S. state tax examinations for years prior to 2009.

(15) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development – are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2013, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

To date we have developed six prescription and “over-the-counter” pharmaceutical products: five bioadhesive vaginal gel products that provide patient-friendly solutions for infertility, pregnancy support, amenorrhea, and other women’s health conditions, and a testosterone bioadhesive buccal system for male hypogonadism. Our primary product is CRINONE 8% (progesterone gel). We have licensed CRINONE to Merck Serono, internationally, and sold the rights to CRINONE to Actavis in the United States.

Presently, our focus is on:

•	the supply of CRINONE to our marketing partner;

•	the growth of our pharmaceutical development services; and

•	building an in-house proprietary product pipeline of new therapeutic entities.

Supply of CRINONE:

We manufacture and supply our internally-developed product, CRINONE, to our marketing partner, Merck Serono. For the 2013 period, we sold CRINONE 8% to Merck Serono at a price determined on a country-by-country basis that is the greater of (i) cost plus 20% or (ii) thirty percent (30%) of the net selling price in the country. Certain quantity discounts applied to annual purchases over 10 million, 20 million, and 30 million units.

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

During the six months ended June 30, 2014, we completed the transfer of operations and quality management of CRINONE to our Nottingham site, resulting in annual savings of approximately $0.4 million.

Pharmaceutical Development Services:

We are expanding our pharmaceutical development and clinical trial manufacturing services and focusing on enabling technologies that facilitate processing of difficult-to-progress molecules. In April 2014, we completed a significant investment in GMP hot melt extrusion (HME) technology along with further milling equipment, enabling us to accelerate formulation development for our clients. Also, in April 2014, we expanded our business development team with the addition of a U.S. sales person.

In-house Proprietary Product Pipeline:

In March 2014, we completed our commercial and intellectual property assessment on COL-1077, extended-release lidocaine vaginal gel. Pending completion of our regulatory and clinical diligence of this potential product, we remain on track to pursue a 505(b)(2) development program later this year with its target indication planned to be gynecological procedure related pain, a sizeable market opportunity with no approved products.

Sources of Revenue:

We generate revenues from the sale of products, services and certain royalties. During the three months ended June 30, 2014, we derived approximately 51% of our revenues from sales of our products, 34% of our revenues from the sale of our services and 15% of our revenues from royalties. During the three months ended June 30, 2013, we derived approximately 88% of our revenues from the sales of our products and 12% of our revenues from royalties and certain other revenues. During the six months ended June 30, 2014, we derived approximately 49% of our revenues from sales of our products, 36% of our revenues from the sale of our services and 15% of our revenues from royalties. During the six months ended June 30, 2013, we derived approximately 87% of our revenues from the sales of our products and 13% of our revenues from royalties and certain other revenues. Generally, we recognize revenue from the sale of our products upon shipment to our customers, revenues from services as the work is performed and revenues from royalties as sales are made by the licensees.

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

Results of Operations

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$3,508	51%	$7,019	88%	$(3,511)	(50)%
Service revenues	2,313	34	—	—	2,313	100
Royalties	1,036	15	928	12	108	12
Other revenues	—	—	31	—	(31)	(100)

Total revenues	6,857	100	7,978	100	(1,121)	(14)
Cost of product revenues	1,953	28	2,831	35	(878)	(31)
Cost of service revenues	1,916	28	—	—	1,916	100

Total cost of revenues	3,869	56	2,831	35	1,038	37
Gross profit	2,988	44	5,147	65	(2,159)	(42)
Operating expenses:
Sales and marketing	467	7	—	—	467	100
Acquisition related expenses	—	—	9	—	(9)	(100)
General and administrative	2,239	33	2,310	29	(71)	(3)

Total operating expenses	2,706	39	2,319	29	387	17

Income from operations	282	4	2,828	35	(2,546)	(90)
Interest (expense) income, net	(29)	—	43	1	(72)	(167)
Change in fair value of common stock warrant liability	70	1	(155)	(2)	225	(145)
Other income (expense), net	36	1	(56)	(1)	92	(164)

Income before income taxes	359	5	2,660	33	(2,301)	(87)
Provision for income taxes	166	2	3	—	163	5433

Net income	$193	3%	$2,657	33%	$(2,464)	(93)%

Revenues

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Product revenues	$3,508	$7,019	$(3,511)	(50)%
Service revenues	2,313	—	2,313	100
Royalties	1,036	928	108	12
Other revenues	—	31	(31)	(100)

Total revenues	$6,857	$7,978	$(1,121)	(14)%

Revenues in the three months ended June 30, 2014 decreased from the three months ended June 30, 2013 by $1.1 million, or 14%. The decrease was attributable to a number of factors including the following:

•	Revenues from the sale of products decreased by approximately $3.5 million, or 50%, from the 2013 period primarily due to the temporary absence of CRINONE orders in the three months ended June 30, 2014 from one of Merck Serono’s higher-volume markets during a routine license renewal; which were partially offset by

•	Service revenues of $2.3 million in the 2014 period were from our pharmaceutical development, consulting and analytic services portfolio, which began in September 2013 with our acquisition of Molecular Profiles; and

•	Royalty revenues increased by $0.1 million, or 12%, primarily due to higher sales of progesterone products by Actavis for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Cost of revenues

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Cost of product revenues	$1,953	$2,831	$(878)	(31)%
Cost of service revenues	1,916	—	1,916	100

Total cost of revenues	$3,869	$2,831	$1,038	37%

Total cost of revenues (as a percentage of total revenues)	56%	35%

Total cost of revenues was $3.9 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively. Cost of product revenues decreased due to lower volume shipped to higher margin markets in the 2014 period. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. There were no costs of service revenues in the three months ended June 30, 2013 as the acquisition of Molecular Profiles occurred in September 2013.

Sales and marketing expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Sales and marketing	$467	$—	$467	100%
Sales and marketing (as a percentage of total revenues)	7%	—%

Sales and marketing expenses generated during the three months ended June 30, 2014 are attributable to the sales and marketing activities associated with our services portfolio, which we acquired in September 2013 with our acquisition of Molecular Profiles. These expenses consist of personnel costs for our sales force as well as marketing costs consisting of tradeshows and conference fees.

Acquisition-related expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Acquisition-related expenses	$—	$9	$(9)	(100)%
Acquisition-related expenses (as a percentage of total revenues)	—%	—%

There were no acquisition-related expenses for the three months ended June 30, 2014. Acquisition-related expenses for the three months ended June 30, 2013 related to transaction costs for the acquisition of Molecular Profiles.

General and administrative expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
General and administrative	$2,239	$2,310	$(71)	(3)%
General and administrative (as a percentage of total revenues)	33%	29%

Total general and administrative expenses decreased by $0.1 million to $2.2 million for the three months ended June 30, 2014, compared with $2.3 million for the three months ended June 30, 2013. This decrease is primarily due to lower personnel costs associated with the workforce reduction in the prior year offset by administrative costs related to our facility in the United Kingdom, which we acquired in September 2013.

Non-operating income and expense

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Interest (expense) income, net	$(29)	$43	$(72)	(167)%
Change in fair value of common stock warrant liability	$70	$(155)	$225	(145)%
Other income (expense), net	$36	$(56)	$92	(164)%

The decrease in interest (expense) income, net, primarily relates to interest paid in the 2014 period on the debt assumed in the Molecular Profiles acquisition, compared to the realized gain recognized on the sale of our marketable securities during the 2013 period. The debt assumed is secured by a mortgage on our facilities in Nottingham, United Kingdom.

The income of $0.1 million associated with the change in fair value of stock warrant liability for the three months ended June 30, 2014 is related to the October 2009 stock issuance and resulted from a stabilization of the volatility rate used in our Black-Scholes model as the warrants approach their expiration date. The change in fair value of stock warrant liability for the period ended June 30, 2013 resulted in a charge of $0.2 million associated with an increase in our stock price during the three months ended June 30, 2013.

Other income (expense), net, for the three months ended June 30, 2014 increased primarily due to income associated with the Regional Growth Fund grant recognized in the 2014 period as compared to net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar in the 2013 period.

Provision for income taxes

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Provision for income taxes	$166	$3	$163	5433%
Provision for income taxes (as a percentage of income before income taxes)	46%	0.1%

The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses partially offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. The 2013 effective tax rate represents state minimum tax expenses. Currently we have a full valuation allowance that offsets our net domestic deferred tax asset.

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$6,969	49%	$12,392	87%	$(5,423)	(44)%
Service revenues	5,023	36	—	—	5,023	100
Royalties	2,113	15	1,814	12	299	16
Other revenues	—	—	88	1	(88)	(100)

Total revenues	14,105	100	14,294	100	(189)	(1)
Cost of product revenues	4,379	31	5,672	40	(1,293)	(23)
Cost of service revenues	3,762	27	—	—	3,762	100

Total cost of revenues	8,141	58	5,672	40	2,469	44
Gross profit	5,964	42	8,622	60	(2,658)	(31)
Operating expenses:
Sales and marketing	868	6	—	—	868	100
Acquisition related expenses	—	—	492	3	(492)	(100)
General and administrative	4,690	33	4,288	30	402	9

Total operating expenses	5,558	39	4,780	33	778	16

Income from operations	406	3	3,842	27	(3,436)	(89)
Interest (expense) income, net	(63)	—	95	1	(158)	(166)
Change in fair value of common stock warrant liability	379	3	50	—	329	658
Other income (expense), net	78	1	(82)	(1)	160	(195)

Income before income taxes	800	6	3,905	27	(3,105)	(80)
Provision for income taxes	178	1	6	—	172	2867

Net income	$622	4%	$3,899	27%	$(3,277)	(84)%

Revenues

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Product revenues	$6,969	$12,392	$(5,423)	(44)%
Service revenues	5,023	—	5,023	100
Royalties	2,113	1,814	299	16
Other revenues	—	88	(88)	(100)

Total revenues	$14,105	$14,294	$(189)	(1)%

Revenues in the six months ended June 30, 2014 decreased from the six months ended June 30, 2013 by $0.2 million, or 1%. The decrease was attributable to a number of factors including the following:

•	Revenues from the sale of products decreased by approximately $5.4 million, or 44%, from the 2013 period primarily due to the temporary absence of CRINONE orders in the six months ended June 30, 2014 from one of Merck Serono’s higher-volume markets during a routine license renewal; which were partially offset by

•	Service revenues of $5.0 million in the 2014 period were from our pharmaceutical development, consulting and analytic services portfolio, which began in September 2013 with our acquisition of Molecular Profiles; and

•	Royalty revenues increased by $0.3 million, or 16%, primarily due to higher sales of progesterone products by Actavis for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Cost of revenues

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Cost of product revenues	$4,379	$5,672	$(1,293)	(23)%
Cost of service revenues	3,762	—	3,762	100

Total cost of revenues	$8,141	$5,672	$2,469	44%

Total cost of revenues (as a percentage of total revenues)	58%	40%

Total cost of revenues was $8.1 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively. Cost of product revenues decreased due to lower product revenues in the 2014 period offset by lower volume shipped to higher margin markets in the 2013 period. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. There were no costs of service revenues for the six months ended June 30, 2014 as the acquisition of Molecular Profiles occurred in September 2013.

Sales and marketing expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Sales and marketing	$868	$—	$868	100%
Sales and marketing (as a percentage of total revenues)	6%	—%

Sales and marketing expenses generated during the six months ended June 30, 2014 are attributable to the sales and marketing activities associated with our services portfolio, which we acquired in September 2013 with our acquisition of Molecular Profiles. These expenses consist of personnel costs for our sales force as well as marketing costs consisting of tradeshows and conference fees.

Acquisition-related expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Acquisition-related expenses	$—	$492	$(492)	(100)%
Acquisition-related expenses (as a percentage of total revenues)	—%	3%

There were no acquisition-related expenses for the six months ended June 30, 2014. Acquisition-related expenses for the six months ended June 30, 2013 related primarily to a failed transaction in the 2013 period.

General and administrative expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
General and administrative	$4,690	$4,288	$402	9%
General and administrative (as a percentage of total revenues)	33%	30%

Total general and administrative expenses increased by $0.4 million to $4.7 million for the six months ended June 30, 2014, compared with $4.3 million for the six months ended June 30, 2013. This increase is primarily due to administrative costs related to our facility in the United Kingdom, which we acquired in September 2013, in addition to legal expenses incurred with the restatement of our previously issued consolidated financial statements for the three and nine month periods ended September 30, 2013, and the Actavis share buyback, all of which occurred in March 2014.

Non-operating income and expense

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Interest (expense) income, net	$(63)	$95	$(158)	(166)%
Change in fair value of common stock warrant liability	$379	$50	$329	658%
Other income (expense), net	$78	$(82)	$160	(195)%

The decrease in interest (expense) income, net, primarily relates to interest paid in the 2014 period on the debt assumed in the Molecular Profiles acquisition, compared to the realized gain recognized on the sale of our marketable securities during the 2013 period. The debt assumed is secured by a mortgage on our facilities in Nottingham, United Kingdom.

The income of $0.4 million associated with the change in fair value of stock warrant liability for the six months ended June 30, 2014 is related to the October 2009 stock issuance and resulted from a stabilization of the volatility rate used in our Black-Scholes model as the warrants approach their expiration date. The change in fair value of stock warrant liability for the period ended June 30, 2013 resulted in $0.1 million in income associated with a decrease in our stock price during the six months ended June 30, 2013.

Other income (expense), net, for the six months ended June 30, 2014 increased primarily due to income associated with the Regional Growth Fund grant recognized in the 2014 period as compared to net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar in the 2013 period.

Provision for income taxes

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Provision for income taxes	$178	$6	$172	2867%
Provision for income taxes (as a percentage of income before income taxes)	22%	0.2%

The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses partially offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. The 2013 effective tax rate represents state minimum tax expenses. Currently we have a full valuation allowance that offsets our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, fund working capital needs, make capital expenditures and fund acquisitions.

At June 30, 2014, our cash and cash equivalents were $11.8 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

Prior to our March 7, 2014 stock buy back from Actavis, Actavis beneficially owned approximately 11.5% of our outstanding common stock. Immediately following the closing of the stock repurchase and as of June 30, 2014, Actavis did not own any of our outstanding common stock. We purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

We assumed debt of $3.9 million in connection with our acquisition of Molecular Profiles. Molecular Profiles had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent, to fund the construction and completion of a second facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom. Prior to the acquisition, Molecular Profiles had drawn down $3.9 million under the loan facilities and as of June 30, 2014 owes $4.0 million under the Loan Agreement due to foreign currency revaluation. The three loan facilities are each repayable in monthly installments, beginning in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment of the three facilities is scheduled to occur over a 15 year period from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at June 30, 2014 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the six months ended June 30, 2014 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of its business. We remain in compliance with all of the covenants under the Loan Agreement.

We assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the building of its second facility. As a part of the arrangement, we are required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2014, we remain in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next four years. As of June 30, 2014, the obligation is valued at $2.5 million due to foreign currency revaluation and is recorded in deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided Molecular Profiles remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2014	$204
2015	613
2016	886
2017	817

Total	$2,520

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future service and product portfolios and the resources we devote to developing and supporting the same. Our capital expenditures increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due primarily to investments in capital equipment made at our Nottingham, United Kingdom site and our contract manufacturer sites. We expect our capital expenditures to increase in the year ending December 31, 2014, as compared to the year ended December 31, 2013, primarily due to investments made at the Nottingham site.

As of June 30, 2014, we had 473,308 exercisable options, and 1,236,682 exercisable warrants outstanding which, if exercised, would result in approximately $18.2 million of additional capital and would cause the number of shares outstanding to increase; provided, however, that the cashless exercise feature of certain warrants will result in no cash to us. There can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the three and six months ended June 30, 2014 and 2013. We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2014 was $0.9 million and resulted primarily from $0.6 million of net income for the period, increased by approximately $1.3 million in depreciation and amortization and stock-based compensation expense and decreased by $0.4 million for the change in fair value of stock warrant liability. Net changes in working capital items decreased cash from operating activities by approximately $0.5 million, primarily due to increases in inventory and prepaid expenses and other current assets of $1.6 million offset by a decrease in amounts due from related party and accounts receivable of $1.0 million. Net cash used in investing activities was $1.2 million for the six months ended June 30, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.6 million for the six months ended June 30, 2014, primarily relating to the $8.5 million stock buyback from Actavis.

Net cash provided by operating activities for the six months ended June 30, 2013 was $3.0 million and resulted primarily from $3.9 million of net income for the period, increased by approximately $0.5 million in depreciation and amortization and stock-based compensation expense, and decreased by $0.1 million for the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $1.3 million, primarily due to an increase in accounts receivable of $2.5 million associated with increased product shipments offset by a decrease in amounts due from related party totaling $1.4 million primarily resulting from the absence of product shipments to Actavis during the six months ended June 30, 2013. Net cash provided by investing activities was $15.2 million for the six months ended June 30, 2013, which resulted primarily from the proceeds from the sale of short-term investments totaling $15.4 million, offset by purchases of property and equipment totaling $0.1 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of June 30, 2014.

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

Foreign Currency Exchange

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 57% of our total international revenues for the six months ended June 30, 2014. The remaining 43% were sales in British Pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them be U.S. dollar-linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Other than described below, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materiality affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In March 2014, management determined that there was a calculation error with the number of warrants remaining within a manual spreadsheet, which was classified as a material weakness. As a result of this discovery, the Company restated its consolidated financial statements for the three and nine month periods ended September 30, 2013. In response to such material weakness, management implemented an enhanced process to review and approve, among other things, the complex calculations associated with the measurement of the fair value of the Company’s outstanding stock warrant liability, which process involves participation from more of the Company’s personnel. As a result of the remediation procedures, management has determined that as of June 30, 2014, the material weakness has been remediated.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and three of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, and they did so on July 11, 2013. Columbia moved to dismiss the second amended complaint. On October 21, 2013, the Court dismissed the second amended complaint. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. Briefing of the appeal is complete but the Court has not yet scheduled oral argument. Columbia believes that the appealed action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Columbia has not made any provision for losses in connection with it.

Item 1a. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 in addition to the other information included in this Quarterly Report.

Item 6. Exhibits

(a) Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Columbia Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ Jonathan B. Lloyd Jones
Jonathan B. Lloyd Jones
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
DATE: August 1, 2014