Form 10-Q
period 2014-09-30
COLUMBIA LABORATORIES INC
filed 2014-10-31
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2014: 10,771,851.

Columbia Laboratories, Inc.

Columbia Laboratories, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,397	$20,715
Accounts receivable, net	5,252	7,197
Amounts due from related parties	—	900
Inventories	2,857	2,584
Prepaid expenses and other current assets	1,328	831

Total current assets	25,834	32,227
Property and equipment, net	13,482	13,226
Intangible assets, net	2,418	2,828
Goodwill	10,982	11,152
Deferred tax assets	917	570
Other assets	89	89

Total assets	$53,722	$60,092

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,134	$2,805
Accrued expenses	2,891	2,488
Deferred revenue	904	754
Notes payable	252	250

Total current liabilities	5,181	6,297
Deferred revenue, net of current portion	1,818	2,243
Notes payable, net of current portion	3,503	3,745
Common stock warrant liability	—	379

Total liabilities	10,502	12,664

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,183 issued and 10,772 outstanding at September 30, 2014 and 12,152 shares issued and outstanding at December 31, 2013	122	122
Additional paid-in capital	287,501	287,048
Treasury stock (at cost), 1,411 shares at September 30, 2014	(8,579)	—
Accumulated deficit	(237,370)	(241,662)
Accumulated other comprehensive income	996	1,370

Total shareholders’ equity	42,670	46,878

Total liabilities and shareholders’ equity	$53,722	$60,092

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Product revenues	$5,905	$5,456	$12,707	$17,848
Product revenues from related party	—	—	167	—
Service revenues	2,304	644	7,327	644
Royalties	3,254	107	4,653	284
Royalties from related party	—	888	714	2,524
Other revenues	—	31	—	119

Total net revenues	11,463	7,126	25,568	21,419
Cost of product revenues	3,383	2,748	7,762	8,420
Cost of service revenues	1,717	491	5,479	491

Total cost of revenues	5,100	3,239	13,241	8,911
Gross profit	6,363	3,887	12,327	12,508
Operating expenses
Sales and marketing	467	79	1,335	79
Acquisition-related expenses	—	947	—	1,440
Research and development	236	—	312	—
General and administrative	2,148	1,594	6,762	5,881

Total operating expenses	2,851	2,620	8,409	7,400
Income from operations	3,512	1,267	3,918	5,108

Interest (expense) income, net	(29)	1	(92)	96
Change in fair value of common stock warrant liability	1	428	380	478
Other income (expense), net	76	25	154	(57)

Total non-operating income	48	454	442	517
Income before income taxes	3,560	1,721	4,360	5,625
(Benefit from) provision for income taxes	(110)	3	68	8

Net income	$3,670	$1,718	$4,292	$5,617

Basic net income per common share	$0.34	$0.15	$0.38	$0.51

Diluted net income per common share	$0.34	$0.11	$0.34	$0.46

Basic weighted average common shares outstanding	10,749	11,138	11,339	10,994

Diluted weighted average common shares outstanding	10,758	11,293	11,355	11,148

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,670	$1,718	$4,292	$5,617
Other comprehensive income (loss) components:
Foreign currency translation	(1,191)	638	(374)	635
Unrealized loss on short term investments	—	—	—	(80)
Reclassification adjustment for gains included in net income	—	—	—	(17)

Total other comprehensive income (loss)	(1,191)	638	(374)	538

Comprehensive income	$2,479	$2,356	$3,918	$6,155

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$4,292	$5,617
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,464	376
Change in fair value of common stock warrant liability	(380)	(478)
Provision for sales returns	—	(26)
Stock-based compensation expense	457	338
Deferred income taxes	(354)	—
Gain on short-term investments	—	(17)
Loss on disposal of fixed assets	—	37
Changes in operating assets and liabilities:
Accounts receivable	1,888	(2,026)
Due from related party	900	1,294
Inventories	(273)	635
Prepaid expenses and other current assets	(510)	(547)
Other non-current assets	—	(86)
Accounts payable	(1,672)	95
Accrued expenses	364	(137)
Deferred revenue	(236)	(160)

Net cash provided by operating activities	5,940	4,915
Investing activities:
Purchases of property and equipment	(1,542)	(247)
Cash paid for acquisition, net of cash received	—	(14,516)
Proceeds from the sale of short-term investments	—	15,354

Net cash (used in) provided by investing activities	(1,542)	591
Financing activities:
Proceeds from exercise of common stock options	17	10
Purchase of treasury stock	(8,509)	—
Principal payments on notes payable	(184)	(7)
Dividends paid	(21)	(21)

Net cash used in financing activities	(8,697)	(18)
Effect of exchange rate changes on cash and cash equivalents	(19)	125

Net (decrease) increase in cash and cash equivalents	(4,318)	5,613
Cash and cash equivalents, beginning of period	20,715	13,204

Cash and cash equivalents, end of period	$16,397	$18,817

Supplemental cash flow information
Cash paid for interest	$93	$5

Cash paid for income taxes	$3	$3

Supplemental noncash financing activities
Common stock issued in connection with the acquisition of Molecular Profiles	$—	$8,106

The accompanying notes are an integral part of these consolidated financial statements.

Columbia Laboratories, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Columbia Laboratories, Inc. (“Columbia” or the “Company”) for the year ended December 31, 2013 filed with the SEC on March 5, 2014. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated statements of operations.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to revenue recognition, sales return reserves, allowance for doubtful accounts, inventory reserve, impairment analysis of goodwill and intangibles including their useful lives, deferred tax assets, liabilities and valuation allowances, common stock warrant valuations, and fair value of stock options. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$480	$771
Work in process	1,677	775
Finished goods	700	1,038

Total	$2,857	$2,584

(3) Goodwill and Intangible Assets

Changes to goodwill during the nine months ended September 30, 2014 were as follows (in thousands):

Total
Balance—December 31, 2013	$11,152
Effects of foreign currency translation	(170)

Balance—September 30, 2014	$10,982

Intangible assets consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—September 30, 2014	$300	$1,370	$1,240	$2,910
Translation adjustment	9	41	37	87
Accumulated amortization	(107)	(282)	(190)	(579)

Balance—September 30, 2014	$202	$1,129	$1,087	$2,418

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2013	$300	$1,370	$1,240	$2,910
Translation adjustment	13	62	56	131
Accumulated amortization	(36)	(91)	(86)	(213)

Balance—December 31, 2013	$277	$1,341	$1,210	$2,828

Amortization expense related to the developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended September 30, 2014 was $0.1 million. Amortization expense for the nine months ended September 30, 2014 was $0.4 million. There was no amortization expense for the three and nine months ended September 30, 2013. As of September 30, 2014, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2014	$137
2015	527
2016	478
2017	380
2018	348
2019 and thereafter	548

Total	$2,418

(4) Debt and other Contractual Obligations

In September 2013, Columbia assumed debt of $3.9 million in connection with its acquisition of Molecular Profiles. Molecular Profiles had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent, to fund the construction and expansion of the facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom. Prior to the acquisition, Molecular Profiles had drawn down $3.9 million under the loan facilities and as of September 30, 2014 owes $3.8 million under the Loan Agreement. The three loan facilities are each repayable in monthly installments, that began in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment of the three facilities is scheduled to occur over a 15 year period from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at September 30, 2014 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three and nine months ended September 30, 2014 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness the Company may incur, requires the Company to maintain certain levels of net worth, and restricts the Company’s ability to materially alter the character of its business. As of September 30, 2014, the Company is in compliance with all of the covenants under the Loan Agreement.

Columbia assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the expansion of its facility. As part of the arrangement, the Company is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2014, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income (expense), net line item in the consolidated statement of operations and is recognized on a decelerated basis over the obligation period through October 2017. As of September 30, 2014, the obligation is valued at $2.3 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2014	$130
2015	585
2016	844
2017	779

Total	$2,338

(5) Geographic Information and Concentrations

The Company and its subsidiaries are engaged in one line of business: providing pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry, developing new product candidates and the manufacture and supply of CRINONE® (progesterone gel) to its licensee, Merck Serono. The Company has consolidated and runs all of its operational functions from one location in Nottingham, United Kingdom. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company’s largest customer, Merck Serono, utilizes a Switzerland-based subsidiary to acquire product from us, which it then sells throughout the world excluding the United States.

The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$4,428	$1,026	$9,074	$2,928
Switzerland	6,039	5,456	13,112	17,822
Other countries	996	644	3,382	669

Total	$11,463	$7,126	$25,568	$21,419

Total assets:

	September 30, 2014	December 31, 2013
United States	$17,251	$20,278
Switzerland	757	3,063
United Kingdom	35,529	36,487
Other countries	185	264

Total	$53,722	$60,092

Long-lived assets:

	September 30, 2014	December 31, 2013
United States	$254	$306
Switzerland	7	22
United Kingdom	13,308	12,987
Other countries	2	—

Total	$13,571	$13,315

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended September 30, 2014 and 2013, Merck Serono, Lil’ Drug Store Products, Inc. (“Lil’ Drug Store”) and Actavis, Inc. (“Actavis”) accounted for 52%, 19% and 9%, and 77%, 2% and 12% of net revenues, respectively. For the nine months ended September 30, 2014, Merck Serono, and Actavis accounted for 49% and 13%, respectively, and for the nine months ended September 30, 2013, Merck Serono and Actavis accounted for 83% and 12% of net revenues, respectively. No additional customers accounted for 10% or more of total revenues for the three or nine months ended September 30, 2014 and 2013.

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2014 Cost	December 31, 2013 Cost
Machinery and equipment	3-10	$5,212	$4,288
Furniture and fixtures	3-5	1,019	1,010
Computer equipment and software	3	186	183
Buildings and leasehold improvements	Up to 39	9,469	9,616
Land	Indefinite	617	627
Construction in-process		642	104

		17,145	15,828
Less: Accumulated depreciation		(3,663)	(2,602)

Total		$13,482	$13,226

Depreciation expense for the three months ended September 30, 2014 and 2013 was $0.4 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1.1 million and $0.4 million, respectively.

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

An analysis of the reserve for sales returns at September 30, 2014 is as follows (in thousands):

Total
Balance—December 31, 2013	$138
Provision:
Related to current period sales	—
Related to prior period sales	(136)

2

Returns:
Related to current period sales	—
Related to prior period sales	(2)

(2)

Balance—September 30, 2014	$—

(8) Net Income Per Common Share

The calculation of basic and diluted income per common and common equivalent share is as follows (in thousands except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic income per common share
Net income	$3,670	$1,718	$4,292	$5,617
Less: Preferred stock dividends	(7)	(7)	(21)	(21)

Net income applicable to common stock	$3,663	$1,711	$4,271	$5,596

Basic weighted average number of common shares outstanding	10,749	11,138	11,339	10,994

Basic net income per common share	$0.34	$0.15	$0.38	$0.51

Diluted income per common share
Net income applicable to common stock	$3,663	$1,711	$4,271	$5,596
Add: Preferred stock dividends	7	7	21	21
Less: Fair value of stock warrants for dilutive warrants	(1)	(428)	(380)	(478)

Net income applicable to dilutive common stock	$3,669	$1,290	$3,912	$5,139

Basic weighted average number of common shares outstanding	10,749	11,138	11,339	10,994
Effect of dilutive securities
Dilutive stock awards	—	13	—	12
Dilutive preferred share conversions	9	142	16	142

	9	155	16	154
Diluted weighted average number of common shares outstanding	10,758	11,293	11,355	11,148

Diluted net income per common share	$0.34	$0.11	$0.34	$0.46

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

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.8 million and 1.6 million in each of the three month periods ended September 30, 2014 and 2013, respectively, because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.8 million and 1.6 million in each of the nine month periods ended September 30, 2014 and 2013, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income during the nine months ended September 30, 2014 were as follows (in thousands):

	Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2013	$1,370	$1,370
Current period other comprehensive income	(374)	(374)

Balance—September 30, 2014	$996	$996

(10) Stock-Based Compensation

Columbia recorded stock-based compensation expense of $0.1 million for both three month periods ended September 30, 2014 and 2013. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $0.5 million and $0.3 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$15	$5	$28	$10
Sales and marketing	13	—	29	—
General and administrative	83	60	400	328

Total	$111	$65	$457	$338

Cash received from option exercises for the nine months ended September 30, 2014 and 2013 was $17,000 and $10,000, respectively.

Columbia granted 222,000 and 88,750 stock options during the nine months ended September 30, 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The weighted-average grant date fair values of the options granted during the nine months ended September 30, 2014 and 2013 were $4.51 and $3.52, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2014	2013
Risk free interest rate	1.64%	0.71%-0.76%
Expected term	4.75 years	4.75 years
Dividend yield	—	—
Expected volatility	81.36%	96.52%-97.02%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Columbia’s estimated expected stock price volatility is based on its own historical volatility. Columbia’s expected term of options granted during the nine months ended September 30, 2014 and 2013 was derived using the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2014, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $1.1 million, which the Company expects to recognize over a weighted-average period of 2.94 years.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis and three of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, which they did on July 11, 2013. Columbia moved to dismiss the second amended complaint, which the court did on October 21, 2013. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. Briefing of the appeal is complete, and the Court has scheduled an oral argument in December 2014. Columbia believes that the appealed action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Columbia has not made any provision for losses in connection with it.

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

The fair value of cash and cash equivalents are classified as Level 1 at September 30, 2014 and December 31, 2013.

The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 1,362,500 shares of common stock and warrants to purchase 681,275 shares of common stock was $0.4 million as of December 31, 2013. There was no value associated with the common stock warrant liability as of September 30, 2014. The value as of December 31, 2013 was determined by using the Black-Scholes option pricing model, which is based on the Company’s stock price at measurement date, exercise price of the common stock warrants, risk-free interest rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended September 30, 2014 and 2013, the Company recorded income of $1,000 and $0.4 million, respectively, to adjust the value of the common stock warrant liability to fair value. During the nine months ended September 30, 2014 and 2013, the Company recorded income of $0.4 million and $0.5 million, respectively, to adjust the value of the common stock warrant liability to fair value.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(13) Related Party Transactions

On March 7, 2014 the Company acquired all of its common stock beneficially owned by Actavis, which represented approximately 11.5% of the Company’s outstanding common stock. Immediately following the closing of the stock repurchase and as of September 30, 2014, Actavis did not own any of the Company’s outstanding common stock. Columbia purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

Pursuant to its Purchase and Collaboration Agreement with Actavis, Columbia receives royalties equal to a minimum of 10% of annual net sales of CRINONE by Actavis for annual net sales up to $150 million; 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Actavis also purchased for $0.2 million the remaining raw materials Columbia had on hand in the nine months ended September 30, 2014.

The table below presents the transactions between the Company and Actavis during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 (prior to the time Actavis ceased to be a related party) and the nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Product revenues	$—	$—	$167	$—
Royalties	—	888	714	2,524

Total revenues	$—	$888	$881	$2,524

As of September 30, 2014 any amounts due from Actavis are now classified as a component of accounts receivable, net on the consolidated balance sheet. At December 31, 2013, amounts due from Actavis for these sales were $0.9 million. There were no amounts due to Actavis at September 30, 2014 and December 31, 2013.

(14) Income Taxes

During the three months ended September 30, 2014 Columbia recorded an income tax benefit of $0.1 million representing an effective tax rate of (3%). During the three months ended September 30, 2013, Columbia recorded income tax expense of $3,000, representing an effective tax rate of 0.2%. During the nine months ended September 30, 2014 and 2013, Columbia recorded income tax expense of $0.1 million and $8,000, respectively, representing an effective tax rate of 2% and 0.1%, respectively. The income tax provision for the three months ended September 30, 2014 is primarily attributable to a benefit recorded due to taxable losses generated in foreign jurisdictions. The income tax provision for the nine months ended September 30, 2014 is primarily attributable to a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses, offset partially by a benefit recorded due to taxable losses generated in foreign jurisdictions.

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

ASU 2014-09 is effective for us in our first quarter of fiscal 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2013, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Company Overview

We provide pharmaceutical development, clinical trial manufacturing, product supply, and advanced analytical and consulting services to the pharmaceutical industry.

Historically, we have been in the business of developing, licensing, manufacturing and selling to our marketing partners pharmaceutical products that utilize proprietary drug delivery technologies to treat various medical conditions.

To date we have developed six prescription and “over-the-counter” pharmaceutical products: five bioadhesive vaginal gel products that provide solutions for infertility, pregnancy support, amenorrhea, and other women’s health conditions, and a testosterone bioadhesive buccal system for male hypogonadism. Currently, our only product is CRINONE 8% (progesterone gel). We have licensed CRINONE to Merck Serono, internationally, and sold the rights to CRINONE to Actavis in the United States, (“U.S.”).

Presently, our focus is on the following objectives:

•	supplying CRINONE to our marketing partner, Merck Serono;

•	growing our pharmaceutical development service offerings; and

•	progressing an extended-release lidocaine vaginal gel program;

We believe we will be able to generate sufficient cash from operations to execute on our objectives and maintain our strong balance sheet.

Supply of CRINONE:

We manufacture and supply our internally-developed product, CRINONE, to our marketing partner, Merck Serono. For the 2013 period, we sold CRINONE 8% to Merck Serono at a price determined on a country-by-country basis that was the greater of (i) cost plus 20% or (ii) thirty percent (30%) of the net selling price in the country. Certain quantity discounts applied to annual purchases over 10 million, 20 million, and 30 million units.

In April 2013, our license and supply agreement with Merck Serono for the sale of CRINONE 8% outside the U.S. was renewed for an additional five year term, extending the expiration date to May 2020.

Under the terms of this amendment, we will sell CRINONE to Merck Serono on a country-by-country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono’s net selling price. From 2014 through 2020, the percentage of net selling price will be determined based on a tiered structure. As sales volumes increase, our percentage of incremental sales will decrease.

CRINONE is manufactured in Europe by third parties under contract on behalf of our foreign subsidiaries who sell the products to Merck Serono. Earlier this year, we completed the transfer of operations and quality management of CRINONE to our Nottingham site, resulting in annual savings of approximately $0.4 million in manufacturing costs.

During the nine months ended September 30, 2013, Merck Serono built up inventory ahead of a routine license renewal in one of their higher-volume markets. As a result, product sales in the 2013 period were higher than in the 2014 period. In September 2014, this license renewal for CRINONE was completed for a 5 year term. We expect normalized shipments to resume into this market by the end of 2014 and beyond which will result in an expansion of product sales and a return to year-over-year growth.

Pharmaceutical Development Services:

We are expanding our pharmaceutical development service offerings inclusive of clinical trial manufacturing services and focusing on enabling technologies that facilitate processing of difficult-to-progress molecules. We also are continuing to seek opportunities to expand our presence in the U.S. market.

•	In April 2014, we completed the purchase of hot melt extrusion (HME) technology along with further milling equipment, enabling us to accelerate formulation development for our clients.

•	In October 2014, we unveiled the ROADMAP to Clinical Trial Platform which provides our clients a streamlined pathway to clinic. This new enabling technology screening platform aims to support companies with the rapid development of both standard and complex drug products.

Development of Lidocaine Vaginal Gel Program:

Earlier this year, we completed our commercial and intellectual property assessment on COL-1077, extended-release lidocaine vaginal gel. The target indication is the prevention of gynecological procedure related pain. We are leveraging the technical capabilities of our Nottingham site to advance our extended-release lidocaine vaginal gel development program.

Sources of Revenue:

We generate revenues from the sale of products, services and certain royalties. Included in the results for the three and nine months ended September 30, 2014, there was a one-time benefit of $2.2 million from the sale of intellectual property rights and technology for Legatrin P.M. During the three months ended September 30, 2014, we derived approximately 52% of our revenues from sales of our products, 20% of our revenues from the sale of our services and 28% of our revenues from royalties. During the three months ended September 30, 2013, we derived approximately 77% of our revenues from sales of our products, 9% of our revenues from the sale of our services and 14% of our revenues from royalties. During the nine months ended September 30, 2014, we derived approximately 50% of our revenues from sales of our products, 29% of our revenues from the sale of our services and 21% of our revenues from royalties. During the nine months ended September 30, 2013, we derived approximately 83% of our revenues from sales of our products, 3% of our revenues from the sale of our services and 14% of our revenues from royalties. Generally, we recognize revenue from the sale of our products upon shipment to our customers, revenues from services as the work is performed and revenues from royalties as sales are made by the licensees.

We expect that future recurring revenues will be derived from product sales to Merck Serono, a royalty stream from Actavis and from offering pharmaceutical development, clinical trial manufacturing, and analytical and consulting services. Revenue results are difficult to predict, from quarter to quarter. Because products shipped to Merck Serono occur only in full batches, quarterly sales can vary widely and affect comparisons with prior periods and may not correlate to Merck Serono’s in-market sales. Likewise, our service revenues are driven by obtaining and retaining our customer contracts and may vary widely from quarter to quarter.

Results of Operations

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$5,905	52%	$5,456	77%	$449	8%
Service revenues	2,304	20	644	9	1,660	258
Royalties	3,254	28	995	14	2,259	227
Other revenues	—	—	31	—	(31)	(100)

Total revenues	11,463	100	7,126	100	4,337	61
Cost of product revenues	3,383	30	2,748	39	635	23
Cost of service revenues	1,717	15	491	7	1,226	250

Total cost of revenues	5,100	44	3,239	45	1,861	57
Gross profit	6,363	56	3,887	55	2,476	64
Operating expenses:
Sales and marketing	467	4	79	1	388	491
Acquisition related expenses	—	—	947	13	(947)	(100)
Research and development	236	2	—	—	236	100
General and administrative	2,148	19	1,594	22	554	35

Total operating expenses	2,851	25	2,620	37	231	9

Income from operations	3,512	31	1,267	18	2,245	177
Interest (expense) income, net	(29)	—	1	—	(30)	(3,000)
Change in fair value of common stock warrant liability	1	—	428	6	(427)	(100)
Other income, net	76	1	25	—	51	204

Income before income taxes	3,560	31	1,721	24	1,839	107
(Benefit from) provision for income taxes	(110)	(1)	3	—	(113)	(3,767)

Net income	$3,670	32%	$1,718	24%	$1,952	114%

Revenues

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Product revenues	$5,905	$5,456	$449	8%
Service revenues	2,304	644	1,660	258
Royalties	3,254	995	2,259	227
Other revenues	—	31	(31)	(100)

Total revenues	$11,463	$7,126	$4,337	61%

Revenues in the three months ended September 30, 2014 increased by $4.3 million, or 61%, from the three months ended September 30, 2013. The increase was attributable to a number of factors including the following:

•	Revenues from the sale of products increased by approximately $0.4 million, or 8%, from the 2013 period primarily due to a 20% increase in units shipped, partially offset with a less favorable mix of product sold;

•	Service revenues increased $1.7 million in the 2014 period from our pharmaceutical development, consulting and analytic service offerings, which began September 12, 2013 with our acquisition of Molecular Profiles, resulting in only 18 days of service revenues in the 2013 period; and

•	Royalty revenues increased by $2.3 million, or 227%, primarily due to the one-time benefit of $2.2 million from the sale of intellectual property rights and technology for Legatrin P.M. and higher sales of progesterone products by Actavis for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Due to the sale of the intellectual property rights of Legatrin P.M., we no longer expect any further revenues under this royalty stream.

Cost of revenues

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Cost of product revenues	$3,383	$2,748	$635	23%
Cost of service revenues	1,717	491	1,226	250

Total cost of revenues	$5,100	$3,239	$1,861	57%

Total cost of revenues (as a percentage of total revenues)	44%	45%

Total cost of revenues was $5.1 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively. Cost of product revenues increased due to a 20% increase of units shipped in the 2014 period as well as a less favorable mix of sales. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues from our acquisition of Molecular Profiles which was acquired in September 2013.

Sales and marketing expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Sales and marketing	$467	$79	$388	491%
Sales and marketing (as a percentage of total revenues)	4%	1%

Sales and marketing expenses generated during the three months ended September 30, 2014 are attributable to the sales and marketing activities associated with our service offerings, which we acquired in September 2013 with our acquisition of Molecular Profiles. These expenses consist of personnel costs for our sales force as well as marketing costs consisting of tradeshows and conference fees.

Acquisition-related expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Acquisition-related expenses	$—	$947	$(947)	(100)%
Acquisition-related expenses (as a percentage of total revenues)	—%	13%

There were no acquisition-related expenses for the three months ended September 30, 2014. Acquisition-related expenses for the three months ended September 30, 2013 primarily related to legal fees, accounting services and other transaction costs for the acquisition of Molecular Profiles.

Research and development

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Research and development	$236	$—	$236	100%
Research and development (as a percentage of total revenues)	2%	—%

Research and development costs incurred during the three months ended September 30, 2014 are attributable to activities associated with our extended release lidocaine vaginal gel program. These costs mainly consist of personnel-related expenses for employees directly attributed to our product development as well as professional service consultants. There were no research and development costs for the three months ended September 30, 2013. As we continue to advance our lidocaine vaginal gel program, we do expect increased research and development costs for the foreseeable future.

General and administrative expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
General and administrative	$2,148	$1,594	$554	35%
General and administrative (as a percentage of total revenues)	19%	22%

Total general and administrative expenses increased by $0.6 million to $2.1 million for the three months ended September 30, 2014, compared with $1.6 million for the three months ended September 30, 2013. This increase primarily relates to costs associated with certain organizational changes of $0.3 million in addition to administrative costs related to our facility in the United Kingdom, which we acquired in September 2013.

Non-operating income and expense

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Interest (expense) income, net	$(29)	$1	$(30)	(3,000)%
Change in fair value of common stock warrant liability	$1	$428	$(427)	(100)%
Other income, net	$76	$25	$51	204%

The decrease in interest (expense) income, net, primarily relates to interest paid in the 2014 period on the debt assumed in the Molecular Profiles acquisition. The debt assumed is secured by a mortgage on our facilities in Nottingham, United Kingdom.

The change in fair value of common stock warrant liability for the three months ended September 30, 2014 resulted in income of $1,000 as the warrants issued in October 2009 grow closer to expiration in April 2015. The income of $0.4 million associated with the change in fair value of common stock warrant liability for the three months ended September 30, 2013 is related to a stabilization of the volatility rate used in our Black-Scholes model as the warrants move closer to their expiration date.

Other income, net, for the three months ended September 30, 2014 increased primarily due to income associated with the Regional Growth Fund grant recognized in the 2014 period as compared to only net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar in the 2013 period.

(Benefit from) Provision for income taxes

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
(Benefit from) provision for income taxes	$(110)	$3	$(113)	(3,767)%
(Benefit from) provision for income taxes (as a percentage of income before income taxes)	(3%)	0.2%

The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. The 2013 effective tax rate represents state minimum tax expenses. Currently we have a full valuation allowance that offsets our net domestic deferred tax asset.

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$12,874	50%	$17,848	83%	$(4,974)	(28)%
Service revenues	7,327	29	644	3	6,683	1038
Royalties	5,367	21	2,808	13	2,559	91
Other revenues	—	—	119	1	(119)	(100)

Total revenues	25,568	100	21,419	100	4,149	19
Cost of product revenues	7,762	30	8,420	39	(658)	(8)
Cost of service revenues	5,479	21	491	2	4,988	1016

Total cost of revenues	13,241	52	8,911	42	4,330	49
Gross profit	12,327	48	12,508	58	(181)	(1)
Operating expenses:
Sales and marketing	1,335	5	79	—	1,256	1590
Acquisition related expenses	—	—	1,440	7	(1,440)	(100)
Research and development	312	1	—	—	312	100
General and administrative	6,762	26	5,881	27	881	15

Total operating expenses	8,409	33	7,400	35	1,009	14

Income from operations	3,918	15	5,108	24	(1,190)	(23)
Interest (expense) income, net	(92)	—	96	—	(188)	(196)
Change in fair value of common stock warrant liability	380	1	478	2	(98)	(21)
Other income (expense), net	154	1	(57)	—	211	(370)

Income before income taxes	4,360	17	5,625	26	(1,265)	(22)
Provision for income taxes	68	—	8	—	60	750

Net income	$4,292	17%	$5,617	26%	$(1,325)	(24)%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Product revenues	$12,874	$17,848	$(4,974)	(28)%
Service revenues	7,327	644	6,683	1,038
Royalties	5,367	2,808	2,559	91
Other revenues	—	119	(119)	(100)

Total revenues	$25,568	$21,419	$4,149	19%

Revenues in the nine months ended September 30, 2014 increased from the nine months ended September 30, 2013 by $4.1 million, or 19%. The increase was attributable to a number of factors including the following:

•	Revenues from the sale of products decreased by approximately $5.0 million, or 28%, from the 2013 period primarily due to reduced shipments of CRINONE in the nine months ended September 30, 2014 to one of Merck Serono’s higher-volume, higher margin markets during a routine license renewal.

•	Service revenues increased $6.7 million in the 2014 period from our pharmaceutical development, consulting and analytic services portfolio, which began September 12, 2013 with our acquisition of Molecular Profiles, resulting in only 18 days of service revenues in the 2013 period;

•	Royalty revenues increased by $2.6 million, or 91%, primarily due to the one-time benefit of $2.2 million from the sale of intellectual property rights and technology for Legatrin P.M. and higher sales of progesterone products by Actavis for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Due to the sale of the intellectual property rights of Legatrin P.M., we no longer expect any further revenues under this royalty stream.

Cost of revenues

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Cost of product revenues	$7,762	$8,420	$(658)	(8)%
Cost of service revenues	5,479	491	4,988	1,016

Total cost of revenues	$13,241	$8,911	$4,330	49%

Total cost of revenues (as a percentage of total revenues)	52%	42%

Total cost of revenues was $13.2 million and $8.9 million for the nine months ended September 30, 2014 and 2013, respectively. Cost of product revenues decreased due to a 10% reduction of units shipped in the 2014 period as compared to the 2013 period. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues from our acquisition of Molecular Profiles in September 2013.

Sales and marketing expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Sales and marketing	$1,335	$79	$1,256	1,590%
Sales and marketing (as a percentage of total revenues)	5%	—%

Sales and marketing expenses generated during the nine months ended September 30, 2014 are attributable to the sales and marketing activities associated with our services portfolio, which we acquired in September 2013 with our acquisition of Molecular Profiles. These expenses consist of personnel costs for our sales force as well as marketing costs consisting of tradeshows and conference fees.

Acquisition-related expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Acquisition-related expenses	$—	$1,440	$(1,440)	(100)%
Acquisition-related expenses (as a percentage of total revenues)	—%	7%

There were no acquisition-related expenses for the nine months ended September 30, 2014. Acquisition-related expenses for the nine months ended September 30, 2013 primarily related to legal fees, accounting services and other transaction costs associated with the acquisition of Molecular Profiles in September 2013 as well as costs associated with a failed transaction in the 2013 period.

Research and development

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Research and development	$312	$—	$312	100%
Research and development (as a percentage of total revenues)	1%	—%

Research and development costs generated during the nine months ended September 30, 2014 are attributable to activities associated with our extended release lidocaine vaginal gel program. These costs mainly consist of personnel-related expenses for employees directly attributed to our product development as well as professional service consultants. There were no research and development costs for the nine months ended September 30, 2013. As we continue to advance our lidocaine vaginal gel program, we do expect increased research and development costs for the foreseeable future.

General and administrative expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
General and administrative	$6,762	$5,881	$881	15%
General and administrative (as a percentage of total revenues)	26%	27%

Total general and administrative expenses increased by $0.9 million to $6.8 million for the nine months ended September 30, 2014, compared with $5.9 million for the nine months ended September 30, 2013. This increase is primarily due to administrative costs related to our facility in the United Kingdom, which we acquired in September 2013.

Non-operating income and expense

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Interest (expense) income, net	$(92)	$96	$(188)	(196)%
Change in fair value of common stock warrant liability	$380	$478	$(98)	(21)%
Other income (expense), net	$154	$(57)	$211	(370)%

The decrease in interest (expense) income, net, primarily relates to interest paid in the 2014 period on the debt assumed in the Molecular Profiles acquisition, compared to the realized gain recognized on the sale of our marketable securities during the 2013 period. The debt assumed is secured by a mortgage on our facilities in Nottingham, United Kingdom.

The income of $0.4 million associated with the change in fair value of common stock warrant liability for the nine months ended September 30, 2014 is related to the October 2009 stock issuance and resulted from a stabilization of the volatility rate used in our Black-Scholes model as the warrants approach their expiration date in April 2015. The change in fair value of common stock warrant liability for the period ended September 30, 2013 resulted in income of $0.5 million associated with a decrease in our stock price during the nine months ended September 30, 2013.

Other income (expense), net, for the nine months ended September 30, 2014 increased primarily due to income associated with the Regional Growth Fund grant recognized in the 2014 period as compared to net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar in the 2013 period.

Provision for income taxes

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2014	2013
Provision for income taxes	$68	$8	$60	750%
Provision for income taxes (as a percentage of income before income taxes)	2%	0.1%

The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, and a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses, which is partially offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. The 2013 effective tax rate represents state minimum tax expenses. Currently we have a full valuation allowance that offsets our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, fund working capital needs, make capital expenditures and fund acquisitions.

At September 30, 2014, our cash and cash equivalents were $16.4 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

On March 7, 2014 we acquired all of our common stock beneficially owned by Actavis, which represented 11.5% of our outstanding common stock. Immediately following the closing of the stock repurchase and as of September 30, 2014, Actavis did not own any of our outstanding common stock. We purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

We assumed debt of $3.9 million in connection with our acquisition of Molecular Profiles. Molecular Profiles had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent, to fund the construction and expansion of their facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom. Prior to the acquisition, Molecular Profiles had drawn down $3.9 million under the loan facilities and as of September 30, 2014 owes $3.8 million under the Loan Agreement. The three loan facilities are each repayable in monthly installments, that began in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment of the three facilities is scheduled to occur over a 15 year period from the date of drawdown. Two of the facilities bear interest at the Bank of

England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at September 30, 2014 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the nine months ended September 30, 2014 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of Molecular Profiles. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of its business. We remain in compliance with all of the covenants under the Loan Agreement.

We assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Molecular Profiles used this grant to fund the expansion of its facility. As a part of the arrangement, we are required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2014, we remain in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next four years. As of September 30, 2014, the obligation is valued at $2.3 million and is recorded in deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2014	$130
2015	585
2016	844
2017	779

Total	$2,338

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future services and products and the resources we devote to developing and supporting the same. Our capital expenditures increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due primarily to investments in capital equipment made at our Nottingham, United Kingdom site and our contract manufacturer sites. We expect our capital expenditures to increase in the year ending December 31, 2014, as compared to the year ended December 31, 2013, primarily due to investments made at the Nottingham site.

As of September 30, 2014, we had 439,870 exercisable options, and 1,236,682 exercisable warrants outstanding which, if exercised, would result in approximately $17.9 million of additional capital and would cause the number of shares outstanding to increase; provided, however, that the cashless exercise feature of certain warrants will result in no cash to us. There can be no assurance that any such options or warrants will be exercised. There was no aggregate intrinsic value of exercisable options and warrants for the three and nine months ended September 30, 2014 and 2013. We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2014 was $5.9 million and resulted primarily from $4.3 million of net income for the period, which is inclusive of the one-time benefit from the sale of intellectual property rights and technology for Legatrin P.M. and increased by approximately $1.9 million in depreciation and amortization and stock-based compensation expense and decreased by $0.4 million for the change in fair value of stock warrant liability. Net changes in working capital items increased cash from operating activities by approximately $0.5 million driven by decreases to accounts receivable from increased collection efforts offset partially by a decrease in accounts payable. Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.7 million for the nine months ended September 30, 2014, primarily relating to the $8.5 million stock buyback from Actavis and $0.2 million principal payments on the note.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $4.9 million and resulted primarily from $5.6 million of net income for the period, increased by approximately $0.7 million in depreciation and amortization and stock-based compensation expense and partially offset by $0.5 million from the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $0.9 million, primarily due to an increase in accounts receivable of $2.0 million associated with increased product shipments offset by a decrease in amounts due from related party totaling $1.3 million primarily related to the absence of product shipments to Actavis during the nine months ended

September 30, 2013. Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2013, which resulted primarily from the proceeds from the sale of short-term investments totaling $15.4 million offset by cash paid for the Molecular Profiles acquisition of $14.5 million and the purchase of property and equipment of $0.2 million. Net cash used in financing activities was $18,000 for the nine months ended September 30, 2013.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of September 30, 2014.

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

Foreign Currency Exchange

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 63% of our total international revenues for the nine months ended September 30, 2014. The remaining 37% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them be U.S. dollar-linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materiality affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Columbia and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and three of its officers have been added as defendants. The Consolidated Amended Complaint alleged that Columbia and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Columbia’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, and they did so on July 11, 2013. Columbia moved to dismiss the second amended complaint, which the court did on October 21, 2013. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. Briefing of the appeal is complete, and the Court has scheduled an oral argument for December 2014. Columbia believes that the appealed action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Columbia has not made any provision for losses in connection with it.

Item 1a. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 in addition to the other information included in this Quarterly Report.

Item 6. Exhibits

(a) Exhibits

10.1	Employment Agreement by and between Columbia Laboratories, Inc. and George O. Elston, effective October 1, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 20, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Columbia Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA LABORATORIES, INC.

/s/ George O. Elston
George O. Elston
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: October 31, 2014