Form 10-K/A
period 2014-12-31
JUNIPER PHARMACEUTICALS INC
filed 2015-04-30
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File number 1-10352

Juniper Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Liberty Square Boston, Massachusetts (Address of principal executive offices) Registrant’s telephone number, including area code: (617) 639-1500	02109 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

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

Number of shares of Common Stock of Juniper Pharmaceuticals, Inc. issued and outstanding as of March 3, 2015 is 10,775,101.

Explanatory Note

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from Juniper Pharmaceutical, Inc.’s (formerly known as Columbia Laboratories, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as originally filed on March 18, 2015. Except as otherwise expressly set forth in this amendment, no portion of the Annual Report on Form 10-K filed on March 18, 2015 is being amended or updated by this amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board in General

Our board of directors (the “Board”) is currently comprised of seven members, each of whose current term of office as a director expires at the Annual Meeting. The Board can fill vacancies and newly created directorships, as well as provide for a greater or lesser number of directors. As disclosed in the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission (the “SEC”) on January 30, 2015, Stephen G. Kasnet, the Chairman of our Board, will not stand for re-election at the Annual Meeting, further reducing the number of directors serving on our Board to six. Biographical information with respect to our remaining six directors is provided in the table below.

There are no arrangements or understandings between any of our directors and any other persons pursuant to which such directors was selected as a director. There are no family relationships among any of the executive officers and directors of the Company.

Name	Position with the Company	Age as of the Annual Meeting	Director Since
Valerie L. Andrews	Director	55	2005
Dr. Frank M. Armstrong	Director	58	2013
Frank C. Condella, Jr.	Director and Chief Executive Officer	60	2009
Dr. Cristina Csimma	Director	56	2010
Donald H. Hunter	Director	58	2014
Dr. Nikin Patel	Director and Chief Operating Officer	42	2013

Valerie L. Andrews has been a director of the Company since October 2005. She is also a non-executive director for Summit Plc. Until May 2014, Ms. Andrews was Vice President and General Counsel of Vertex Pharmaceuticals Incorporated. Before joining Vertex in 2002, Ms. Andrews was Executive Director of Licensing for Massachusetts General and The Brigham and Women’s Hospitals, and prior to that a partner in the law firm of Hill & Barlow. She served as a law clerk to Chief Judge Levin H. Campbell of the U.S. Court of Appeals for the First Circuit from 1988 to 1989, and earlier rose to the rank of Captain in the U.S. Air Force.

Ms. Andrews has extensive experience in business and legal matters, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in corporate governance, strategic transactions, risk management, and compliance matters.

Dr. Frank M. Armstrong FRCPE, FFPM has been a director of the Company since September 2013. Dr. Armstrong led Medical Science and Innovation in R&D at Merck Serono from December 2010 to December 2011 and previously led Worldwide Product Development at Bayer AG from 1998 to 2001 and the Worldwide Medical Organization at Zeneca from 1996 to 1998. He also served as Chief Executive Officer of Fulcrum Pharma plc (professional services/CRO) from 2008 to 2010; President and Chief Executive Officer of CuraGen Corp. (oncology therapeutics) from 2006 to 2007; Chief Executive Officer of Provensis Pharmaceuticals, a subsidiary of BTG PLC (healthcare) from 2003 to 2004; and Chief Executive Officer of Phoqus Pharmaceuticals plc. (drug delivery) from 2002 to 2003, among others. Dr. Armstrong holds an honours degree and MBChB in Biochemistry and Medicine from the University of Edinburgh in Scotland. He was elected as a Fellow of the Faculty of Pharmaceutical Physicians (FFPM) in 1994, and Fellow of Royal College of Physicians, Edinburgh (FRCPE) in 1993. Dr. Armstrong is currently a non-executive Director for Mereo Pharma, a position he has held since April 2015; the non-executive Chairman of Summit plc (drug discovery and development), a position he has held since June 2013; Chairman of Xceleron Inc. (bioanalytical services), a position he has held since April 2012. He is also a non-executive Director of Actino Pharma, a position he has held since November 2009; and an advisor to Phase 4 Ventures, a position he has held since April 2014. He is also a member of the Strategic Advisory Board of Healthcare Royalty Partners, a position he has held since 2009 and Chairman of the U.K.-based “Love Africa” Charitable Trust, a position he has held since 2009.

Dr. Armstrong is an experienced, medically qualified, pharmaceutical executive with over 20 years of experience in development and management at major pharmaceutical and leading biotechnology companies in the U.K., U.S., Switzerland and Germany. Dr. Armstrong’s experience spans all aspects of the drug evaluation, development and commercialization processes.

Frank C. Condella, Jr. has served as Chief Executive Officer since December 2009 and has been a Director of Juniper since March 2009. Mr. Condella has over 30 years of experience in the pharmaceutical industry. He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceuticals, Vice-President of Specialty Care Products at Roche and Vice-President and General Manager of Lederle (Pfizer) Standard Products. Mr. Condella is currently the non-executive Chairman of Skyepharma plc, and Chairman of the Board of Trustees of the PKD Foundation. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University.

Mr. Condella has a wide-ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing, sales, manufacturing, product development, licensing and acquisitions.

Dr. Cristina Csimma, PharmD has been a director of the Company since September 2010. She is also a director of Vtesse Inc., a rare disease company, and has been engaged in strategic advisory roles with the biopharmaceutical and venture capital industries, as well as government and patient organizations. Dr. Csimma has been a President and the founding Chief Executive Officer of Cydan Development, Inc. (therapeutics for orphan diseases) from November 2012 until April 2014, and a director of the Company until December 2014. Prior to that she served as Vice President, Drug Development, of Virdante Pharmaceuticals, Inc., from January 2009 to May 2011. She was a principal of Clarus Ventures, LLC (life sciences venture capital), from 2006 through 2008. She was Senior Director/Director, Experimental Medicine and Translational Research, Wyeth Research (pharmaceuticals) from 2001 to 2006, and Director, Clinical Research and Development, Wyeth Research (pharmaceuticals) from 2000 to 2001. Previously, Dr. Csimma held various positions, including Associate Director, Clinical Research, with Genetics Institute from 1988 to 2000, and was a Clinical Pharmacist with Dana-Farber Cancer Institute from 1983 to 1988. Dr. Csimma holds B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University.

Dr. Csimma has extensive experience in drug development, fund raising and company building in the biopharmaceutical industry and venture capital and led global programs in multiple therapeutic areas.

Donald H. Hunter has been a director of the Company since February 2014. He is the Principal of Donald Hunter LLC, a consulting practice assisting investors and management to enhance the value of their companies. He previously served as Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited from 2000 until 2006. Prior to that, he was a senior executive with The Pioneer Group, Inc. for 12 years. Mr. Hunter began his career at the General Electric Company, where he was a member of the Company’s Corporate Audit Staff and a graduate of its Financial Management Training Program. Mr. Hunter is currently a director of LICT Corporation (OTC Pink: LICT), a position he has held since June 2014; and the LGL Group (NYSE: LGL), a position he has held since March 2013 and where he serves as its audit committee chairman. He previously served as chairman of the audit committee of the Pioneer First Polish Trust Fund, the first mutual fund in Poland, and as a Member of the Board of several foreign subsidiaries. He has an MBA with High Honors from Boston University.

Mr. Hunter has over 25 years of public company experience. He has extensive financial, operating, corporate development, international and mergers and acquisitions experience.

Dr. Nikin Patel co-founded and was Chief Executive Officer of Juniper Pharma Services (f/k/a Molecular Profiles, Ltd.). He joined our board of directors in September 2013 when Juniper Pharma Services was acquired by us. Dr. Patel has over 15 years’ technical experience centered on pharmaceutical analysis and formulation development. His leadership was recognized externally through the U.K.’s most prestigious industry accolade, the Queen’s Award for Enterprise, won by Molecular Profiles in both 2007 and 2011 in the Innovation category.

Dr. Patel holds a first class honours degree and PhD in Pharmacy from the University of Nottingham, and is a Member of the Royal Pharmaceutical Society (MRPharmS). Dr. Patel is also a co-founder of Locate Therapeutics, a specialist regenerative medicine and device company.

Executive Officers

Our Executive Officers as of the date of this report are as follows:

Name	Age	Position with the Company
Frank C. Condella, Jr.	60	President and Chief Executive Officer
George O. Elston	50	Chief Financial Officer
Dr. Nikin Patel	42	Chief Operating Officer
Dr. Bridget Martell	49	Chief Medical Officer

Officers serve at the discretion of the Board. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Frank C. Condella, Jr. For Mr. Condella’s biography, please see above under “The Board in General.”

George O. Elston. Mr. Elston has over 20 years of experience as a senior financial executive. Prior to joining the Company, Mr. Elston was the Senior Vice President and Chief Financial Officer of KBI Biopharma, Inc., a contract research firm to the biopharmaceutical industry, from February 2013 through September 2014. He has served as the Managing Partner of Chatham Street Partners, a strategic advisory firm to the life science industry since January 2010. From January 2008 to January 2010, Mr. Elston was Chief Financial Officer of Optherion, Inc., a privately held biopharmaceutical company. From May 2000 to September 2007, Mr. Elston held several senior executive roles at Elusys Therapeutics, Inc., a privately held biopharmaceutical company. Before joining Elusys, Mr. Elston was Chief Financial Officer of Trillium USA, Inc., prior to which, he was with C.R. Bard, Inc., an international manufacturer and distributor of medical devices, and with PricewaterhouseCoopers. Mr. Elston has served on the board of directors of Celldex Therapeutics, Inc. since 2004, which became a public reporting company in 2008, and has been Chairman of its audit committee since 2004. He has also serves as a trustee for the Deutsche Bank DBX ETF Trust since October 2010 where he also serves as Chairman of the audit committee.

Dr. Nikin Patel. For Dr. Patel’s biography, please see above under “The Board in General.”

Dr. Bridget Martell. brings more than 15 years’ experience in clinical development, medical affairs and academia to the Company, including expertise in establishing regulatory strategy for clinical programs and creating submission readiness packages. She has overseen the product development activities of numerous pharmaceutical companies, including Purdue Pharma and several business units within Pfizer Worldwide’s biopharmaceutical business. At Purdue Pharma, where she served from October 2011 to April 2013, Dr. Martell led and built a new medical affairs organization to support the in-line and developing medications portfolio. Prior to her time at Purdue Pharma, Dr. Martell was the Biosimilars medical head at Pfizer, where she served from August 2010 to August 2011, responsible for clinical development and medical affairs activities. She also held senior clinical development roles at other business units within Pfizer’s biopharmaceutical business. Most recently, Dr. Martell was the founder and managing director of BAM Consultants, which provides clinical development and medical affairs consulting services to a broad array of specialty pharmaceutical companies, a position she held from April 2013 to January 2015.

Audit Committee

The current members of our Audit Committee are Valerie L. Andrews, Dr. Frank M. Armstrong and Donald H. Hunter (chair). The committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2014 the committee held nine meetings. The primary function of the Audit Committee is to oversee Juniper’s reporting processes on behalf of the Board and to report the results of its activities to the Board. The Audit Committee’s primary duties and responsibilities are to:

•	Serve as an independent and objective party to monitor the Company’s financial reporting process, including the review of the financial reports and other financial information provided by the Company to governmental or regulatory bodies, the public or other users, and internal control systems (including any material weaknesses, significant deficiencies and significant changes in internal controls reported to the Audit Committee by the outside auditor or management);

•	Approve the engagement of the Company’s independent registered public accounting firm;

•	Review and appraise the audit efforts of the Company’s independent registered public accounting firm;

•	Provide an open avenue of communication among the Company’s independent registered public accounting firm and financial and senior management of the Company;

•	Review financial press releases;

•	Review and address conflicts of interests of the Company’s directors and executive officers;

•	Review materials to identify and address the status of major risks to the Company; and

•	Monitor, review, and recommend actions relating to transactions and dealings with related parties.

The Audit Committee acts pursuant to the Audit Committee Charter. While the Audit Committee has the powers and responsibilities set forth in its charter, it is not the responsibility of the Audit Committee to plan or conduct audits, or to determine that Juniper’s financial statements are complete and accurate or are in compliance with generally accepted accounting principles. This is the responsibility of management and the Company’s independent registered public accounting firm.

All of the members of the Audit Committee who served on this committee during 2014 or who have since been appointed to this committee have been determined by the Board to be independent within the meaning of the applicable Nasdaq Marketplace Rules and Section 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has identified Mr. Hunter as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive officers (including our Chief Executive Officer and our Chief Financial Officer), and employees of the Company. Our Code of Business Conduct and Ethics is posted on our corporate website, www.juniperpharma.com. We will provide an electronic or paper copy of this document free of charge upon request. If, in the future, we should amend our Code of Business Conduct and Ethics or grant a waiver to our Chief Executive Officer or our Chief Financial Officer and principal accounting officer with respect to our Code of Business Conduct and Ethics, then we will post the amendment or a description of the waiver in the “Investor” section of our corporate website, www.juniperpharma.com, or in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to the Company. The Company is required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) with respect to our Company, we believe that during 2014 all of our executive officers, directors and 10% stockholders complied with the Section 16(a) requirements.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Committee (which is referred to herein as the “Committee” or as the “Compensation Committee”) provides assistance to the Board in fulfilling its responsibility to oversee and participate in the creation and administration of executive compensation programs and practices. Responsibilities of the Committee include, among other things:

•	Review and determination of the annual salary of the Company’s CEO and other executive officers;

•	Review and approval of the Company’s management incentive compensation policies and programs; and

•	Review and approval of equity compensation programs for the Company’s employees, directors and consultants, including grants of options, restricted stock and other awards thereunder.

The Committee acts pursuant to the Compensation Committee Charter. This Charter can be found on our corporate website, www.juniperpharma.com.

The current members of our Compensation Committee are Valerie L. Andrews (Chair), Dr. Cristina Csimma and Dr. Frank M. Armstrong. Each of these individuals was determined by the Board to be independent within the meaning of the applicable Nasdaq Marketplace Rules at the time they served on the Committee.

The Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2014, the Committee held nine meetings. The Committee has the authority under its charter to retain independent consultants and legal counsel to provide guidance on matters related to executive compensation and other related matters; provided, however, that the Committee must take into account certain independence factors outlined in the Nasdaq Marketplace Rules in making their selections. The Committee did not retain separate independent consultants or legal counsel in 2014.

Risk Assessment

The Compensation Committee regularly undertakes a qualitative assessment of the extent to which the Company’s compensation program encourages or may aggravate or mitigate unnecessary or excessive risk-taking behavior by executive officers. The Compensation Committee has concluded that the Company’s executive compensation program maintains an appropriate balance between risks and rewards.

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented based on our pay-for-performance compensation philosophy. Our named executive officers for 2014 were Frank C. Condella Jr., President and Chief Executive Officer (“CEO”); George O. Elston, Chief Financial Officer; Jonathan Lloyd Jones, former Chief Financial Officer; and Dr. Nikin Patel, Chief Operating Officer.

We strive to adhere to our pay-for-performance philosophy by differentiating the pay and rewards of our executive officers based on their demonstrated performance and potential to contribute to the long-term success of the Company. Competing for talent in the rapidly changing and increasingly competitive pharmaceutical industry is both challenging and critical to our success. We need and want the best people to be excited and motivated to work at Juniper and to understand that their rewards are driven by the Company’s performance and by their individual contributions to the Company’s performance. The quality of the Company’s talent is a key component of long-term stockholder value.

The Company has entered into employment agreements with each of Messrs. Condella and Elston and Dr. Patel because we believe that they are a fair and effective way to maintain focus on our business in the face of market and other volatility in our industry. These employment agreements contain certain confidentiality and non-competition provisions.

We have established a total rewards framework that supports our compensation philosophy through the following objectives:

•	to afford our executives a competitive total rewards opportunity comparable to organizations with which we compete for executive talent;

•	to allow us to attract and retain executives who can perform and succeed in our fast-paced and challenging environment; and

•	to deliver compensation in a cost-efficient manner that aligns employees’ rewards with stockholders’ long-term interests.

Compensation Program Elements and Pay Level Determination

The Committee undertakes discussions and assessments of compensation-related programs and the performance of management throughout the year. Early in the Company’s fiscal year, the Committee reviews and recommends base salaries, annual cash incentive bonus payments, and equity incentives for all executive officers based on the prior year’s performance, which are then approved by all non-employee directors.

As part of the review process, the CEO provides to the Committee an individual assessment of the major accomplishments of each executive officer over the prior year and recommends compensation for each executive officer. The Committee evaluates the performance of our CEO and recommends to the Board for its approval all compensation elements and amounts to be awarded to our CEO. Our CEO, who is a member of the Board of Directors, does not participate in Board decisions relating to his own compensation. The key metrics we use to measure the performance of our executive officers can be grouped in the following categories:

•	Financial – We evaluated measures of our financial performance including revenue, expense management and cash flow metrics.

•	Operational – We evaluated operational measures to determine that the Company is operating effectively and efficiently.

•	Strategic – We measured our executive officers effectiveness in developing and implementing a long-term plan that is expected to increase the market capitalization of the Company over time.

The Committee considers the recommendations of the CEO and other information (including each executive’s significant accomplishments, external competitiveness, Company performance, progress towards strategic objectives, and internal equity among executive officers) and applies its knowledge and discretion to determine the compensation for each executive officer.

Public Company Peer Group

To understand external competitiveness, the Committee compares each element of total compensation against a peer group of publicly traded pharmaceutical and biotechnology companies. Company management recommends a list of companies as the peer group, factoring in stage of development, types of products sold or developed, market capitalization, revenues, and number of employees. The Committee reviews the list of companies and determines the peer group composition as it deems appropriate and reasonable. For the first part of 2014 our public company peer group consisted of 7 publicly-traded companies. On July 23, 2014, the Compensation Committee expanded our public company peer group to 13 companies. The Committee considers the mean and median base salaries, annual incentive bonuses, and equity awards paid to executives of the peer group of companies in relation to the Company’s executive compensation, as well as the background, education, and experience of each named executive officer.

The following companies comprised our public company peer group for the first part of 2014:

Albany Molecular, Research, Inc.	AMRI
ANI Pharmaceuticals, Inc.	ANIP
Antares Pharma, Inc.	ATRS
BioDelivery Sciences International, Inc.	BDSI
Elite Pharmaceuticals, Inc.	ELTP
Pain Therapeutics, Inc.	PTIE
Pozen, Inc.	POZN

After July 23, 2014, the following companies comprised our public company peer group:

Alexza Pharmaceuticals	ALXA
ANI Pharmaceuticals, Inc.	ANIP
Antares Pharma, Inc.	ATRS
BioDelivery Sciences International, Inc.	BDSI
Codexis, Inc.	CDXS
Elite Pharmaceuticals, Inc.	ELTP
Epirus Biopharmaceuticals, Inc. (formerly Zalicus, Inc.)	EPRS
Neostem, Inc.	NBS
NovaBay Pharmaceuticals, Inc.	NBY
Ocera Therapeutics, Inc.	OCRX
Pain Therapeutics, Inc.	PTIE
Paratek Pharmaceuticals, Inc. (formerly Transcept Pharmaceuticals, Inc.)	PRTK
Pozen, Inc.	POZN

The Role of Stockholder “Say-on-Pay” Votes

As required by Section 14A of the Exchange Act, the Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”). At the Company’s annual meeting of stockholders held in May 2014, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Committee believes that this result affirms the stockholders’ support for the Company’s approach to executive compensation, and, therefore, the Company did not make any changes to its approach to executive compensation in 2014. The Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future decisions regarding the compensation of its executive officers.

Components of our Executive Compensation Program

Total compensation for our named executive officers generally consists of a mix of cash and equity awards. Base salaries and discretionary annual incentive bonuses are paid in cash. Long-term incentives consist of equity awards of stock options. Named executive officers also receive standard employee benefits.

Each component of compensation and selected benefits is summarized in the table below.

Component	Purpose/Description
Base salary	Competitive fixed income for performance of day-to-day responsibilities. Paid semi-monthly for U.S. employees; monthly for UK employees.

Annual incentive bonus	Rewards achievement of annual goals that support short-term (annual) business objectives. Paid in cash after the relevant fiscal year.

Equity compensation	Fosters a culture of ownership, aligns compensation with stockholder interests, and promotes long-term retention with the Company. Consists primarily of the stock options.

Benefits	Standard employee benefits, such as health, dental, vision, short- and long-term disability, and life insurance.

Retirement Benefits	Standard employee 401(k) Plan. The Company’s safe harbor non-elective contribution to the savings plan is in the amount equal to 3% of base salary up to the statutory maximum.

Perquisites	None.

While the general mix of each compensation component is considered in the design of our total compensation program, the Committee does not target a specific mix of pay either in its program design or in its compensation determinations. By design, our executive officers have more variability in their compensation than non-executives, to more closely tie their compensation to the Company’s overall performance. Company management also provides the Committee a tally sheet for each executive officer that sets forth all components of the executive’s compensation, including salary, cash bonus, value of equity compensation, the dollar value to the executive and cost to the Company of all benefits, and the actual projected payout obligation under potential severance and change-in-control scenarios. The tally sheets show the impact of the proposed award or payment on each compensation component and on aggregate compensation. The Committee also compares each element of total compensation against our peer group of publicly traded pharmaceutical and biotechnology companies. The Committee makes all executive compensation recommendations and decisions with reference to the provided tally sheets, and our peer group, with a goal of establishing and administering an overall executive compensation program that is fair and reasonable both to our executives and our stockholders.

Base Salary

We pay our executive officers base salaries to provide a baseline level of compensation that is both competitive with the external market and our peer group, and commensurate with each executive officer’s past performance, experience, responsibilities, and skills. The base salary levels of our executive officers may be increased from time to time to recognize external competitive compensation levels, internal pay equity, and individual contributions and performance.

Changes in Base Salaries for 2015

Generally, the Committee compares our executive officers’ base salaries with base salaries of individuals in comparable positions at the peer group companies. In connection with determining the base salary levels for the Company’s executive officers, the Committee compares their total cash compensation (i.e. base salary plus target annual bonus) to total cash compensation of individuals in comparable positions at the peer group companies. Following its review, the committee determined that no salary increases would be given for 2015. However, the Committee expects to continue to monitor the peer group companies and will adjust its salary recommendations if appropriate.

2014 Annual Cash Incentive Bonus

We maintain an annual cash incentive program (the “Incentive Plan”), the purpose of which is to motivate and reward the attainment of annual Company and individual performance. For all participants, annual incentive opportunities, which are expressed as a percentage of base salary, can range from 0% to 150% of targeted levels, depending on the degree of attainment of pre-established Company goals for that particular year. In order for any executive officer to be eligible to receive an annual incentive bonus, the Company must achieve 50% of the pre-established target corporate goals (as described below). Bonus targets for 2014 for Messrs. Condella and Lloyd Jones were 70% and 40% of their base salary, respectively, pursuant to their individual employment agreements. Dr. Patel, pursuant to his employment agreement, has a target bonus of 70%. Mr. Elston, who did not join the Company until October 1, 2014, was not eligible to receive a bonus in 2014. For 2015 and years thereafter, Mr. Elston will be eligible to receive a target bonus equal to 40% of his base salary.

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

The extent to which corporate goals are achieved is assessed by the Committee with input from the CEO and other members of management. The Committee considers the following in assessing cash bonuses:

•	The extent to which corporate goals are achieved or exceeded, and

•	The overall success of the Company throughout the year as determined by factors such as progress in key programs, execution of the strategic plan, and share price.

The following table summarizes the Company’s goals for 2014 and the Committee’s determination with respect to the achievement level of each such goal.

Company Goal	Weight	Results	Achievement
Achieve fiscal year services revenue target of $11.2 million	25%	Goal Not Met	0%
Achieve fiscal year EBITDA target of $5.7 million	25%	Goal Not Met	0%
Maintain CRINONE service supply chain levels at 98% or better	15%	Goal Met	15%
Company-wide ERP system selection and implementation of financial reporting module without material weakness by 12/31/2014	10%	Goal partially Met	5%
Approval of new 5-year strategic plan with detailed path to significant overall growth by 7/31/2014 and execute 2014 components	15%	Goal Met	15%
Develop a consistent message to the market to communicate Company’s strategy and value proposition	10%	Goal Met	10%

Total	100%		45%

The Committee recognized the Company’s achievement of the 2014 goals at 45% in the aggregate, which was less than the required 50% minimum achievement level for corporate goals.

Based on this determination, no 2014 bonus payments were made to any of the named executive officers.

Equity Compensation

An equity compensation program is provided to all executives and certain key employees to foster a culture of ownership, align compensation with stockholder interests, and promote long-term retention with the organization. Each year the Committee determines the types of awards to be used for equity compensation. In doing so, the Committee considers the ability of each type of award to achieve key compensation objectives (such as employee retention, motivation, and attraction), the needs of the business, competitive market practices, dilution, and expense constraints, as well as tax and accounting implications.

The exercise price for each stock option awarded under the Juniper Pharmaceuticals, Inc. 1996 Long-Term Performance Plan (as amended, the “1996 Plan”) and the Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (as amended, the “2008 Plan”) must be equal to or greater than the fair market value (i.e. the average of the high and low prices for the 1996 Plan and the closing price for the 2008 Plan) of the Company’s Common Stock on the Nasdaq Global Market on the date of grant. The 2008 Plan was adopted by the stockholders at the 2008 Annual Meeting (and subsequently amended at the 2013 Annual Meeting) and supplants the 1996 Plan for all grants following the adoption of the 2008 Plan. We refer to the 2008 Plan and the 1996 Plan, collectively, as our “Long-term Performance Plans.” Stock option grants are generally approved at Board and Committee meetings that are generally scheduled a year in advance and scheduling decisions are made without regard to anticipated financial reporting dates or other major announcements by the Company.

Newly hired employees, including executive officers, may be granted options effective on the first day of employment, with such options having an exercise price set at the fair market value (i.e. the closing price) for our Common Stock on the Nasdaq Global Market on the employment start date. The employees’ start dates are scheduled without regard to anticipated financial reporting dates or other major announcements by the Company.

We have historically made an annual grant of employee stock options at the time of the annual review of each executive’s performance, usually in February or early March. Generally, option grants vest over four years to provide an incentive for employees to remain with the Company and to increase stockholder value.

In determining the equity awards for 2014, the Committee concluded as follows: (1) the equity awards should be comparable to those provided by our peer group of companies; (2) the aggregate grants should be limited, so as not to exceed a predetermined dilution effect; and (3) the grants to executive officers should be within a range that is appropriate from a Company-wide internal fairness perspective.

The table below reflects the equity awards granted to the named executive officers on March 10, 2014 (other than Mr. Elston who received his award on October 1, 2014). The options have a seven-year term and vest at the rate of 25% per year on each anniversary of the grant date (the “Initial Vesting Date”), and each of the three subsequent anniversaries of the Initial Vesting Date.

Name	Position	2014 Options granted at Fair Market Value
Frank C. Condella, Jr.	President and Chief Executive Officer	40,000
George O. Elston(1)	Chief Financial Officer	75,000
Jonathan Lloyd Jones(2)	Chief Financial Officer	30,000
Dr. Nikin Patel	Chief Operating Officer	32,000

(1)	The grant awarded to Mr. Elston on October 1, 2014 was given as a new hire grant to cover the 2014 and 2015 periods.
(2)	Mr. Lloyd Jones resigned, effective October 31, 2014. Pursuant to the terms of our 2008 Plan, Mr. Lloyd Jones forfeited this option award upon his resignation.

Benefits and Perquisites

All named executive officers are offered the standard benefits that are offered to other full-time employees of the Company. For U.S. employees, these standard benefits include health, dental, vision, and life insurance, and both short- and long-term disability. In addition, the Company offers a 401(k) plan and contributes a safe harbor non-elective contribution in an amount equal to 3% of the employee’s base salary up to the statutory maximum.

Under the terms of his employment agreement, Dr. Patel is entitled to a 3% retirement plan contribution (of gross annual salary) from the Company and also receives standard health benefits.

Pursuant to the terms of his employment agreement, Mr. Elston is entitled to receive reimbursement of $50,000 for temporary living and relocation expenses incurred prior to the earlier of (i) completion of his relocation and (ii) July 31, 2015.

Other than those items described above, the Company does not provide perquisites for our executive officers.

Termination or Change in Control

We have entered into employment agreements with each of Messrs. Condella and Elston and Dr. Patel.

The employment agreements provide for payments to be made to the executives if they are terminated, within six months of a change in control of the Company, by us “without cause,” or by the executive for “good reason” (as those terms are defined in the employment agreements (“double-trigger”)). Mr. Elston’s employment agreement also provides for severance if his employment is terminated by us “without cause” or by him for “good reason” (as those terms are defined in his employment agreement).

Dr. Patel’s employment agreement provides for severance in the event the Company elects to terminate his employment with less than six months’ prior written notice.

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

Summary Compensation Table (for Fiscal Years 2014, 2013 and 2012)

Name and principal position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compen- sation(3) ($)	Total ($)
Frank C. Condella, Jr. President and Chief Executive Officer	2014	340,000	180,258	—	7,650	527,908
	2013	340,000	132,375	214,200	7,650	694,225
	2012	325,000	145,134	113,750	64,227	648,111

George O. Elston	2014	75,000	275,416	—	51,500	401,916
Chief Financial Officer

Jonathan Lloyd Jones	2014	237,500	135,193	—	169,986	542,679
Former Chief Financial Officer	2013	271,115	88,250	102,600	7,650	469,615

Dr. Nikin Patel(4)	2014	284,649	144,206	—	8,539	437,394
Chief Operating Officer	2013	86,017	—	86,587	7,987	180,591

(1)	This column represents the grant date fair values of the stock options awarded in 2014, 2013 and 2012, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”), regarding the assumptions underlying the valuation of our equity awards. In 2014, 48,750 options were forfeited by an executive officer.
(2)	This column represents incentive compensation earned under the Company’s Incentive Plan. For the fiscal year ended December 31, 2014, the Compensation Committee recommended and the Board agreed that based on a 45% achievement of the 2014 corporate goals, no 2014 bonus payments would be made to any of the named executive officers.
(3)	The amounts reported in this column include the Company’s safe harbor non-elective contribution to the named executive officers’ 401(k) savings account in the amount equal to 3% of base salary. In 2014, Mr. Elston was given a $50,000 relocation bonus, which is included in his all other compensation total.

Mr. Lloyd Jones resigned as our Chief Financial Officer, effective October 31, 2014. In connection with his resignation, Mr. Lloyd Jones received a severance payment of $151,918. See “Payments upon Termination or Change in Control – Mr. Lloyd Jones” for additional information.

The 2013 “all other compensation” amounts for Messrs. Condella and Lloyd Jones have been revised to reflect a calculation error in last year’s proxy statement. The 2013 total compensation amounts for Messrs. Condella and Lloyd Jones have also been revised to reflect this change.

(4)	For Dr. Patel, the amounts shown represent amounts that were paid in British pound and converted to U.S. dollars using an exchange rate as of December 31, 2014 and 2013 of 1.5532 and 1.649077 U.S. dollars, respectively, for each British pound. For 2013, these amounts are a representation of compensation paid or earned from September 12, 2013 to December 31, 2013.

Total Realized Compensation

To supplement the SEC-required disclosure in the Summary Compensation Table set forth above, we have included the additional table below, which shows “Total Realized Compensation” representing the total compensation realized by each named executive officer in each of the years shown. Total compensation as calculated under SEC rules and, as shown in the Summary Compensation Table, includes several items that are driven by accounting assumptions, which are not necessarily reflective of compensation actually realized by the named executives in a particular year. The amounts reported in the Total Realized Compensation column differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for those Total amounts. Total Realized Compensation represents: (1) Total compensation, as determined under applicable SEC rules, minus (2) the aggregate grant-date fair value of restricted stock awards and stock option awards (as reflected in the Stock Awards columns and Option Awards column), plus (3) the value realized in the applicable year from the vesting of restricted stock and exercises of stock options.

Name and Principal Position	Year	Total Realized Compensation
Frank C. Condella, Jr.	2014	$347,650
President and Chief Executive Officer	2013	$561,850
	2012	$502,977

George O. Elston	2014	$126,500
Chief Financial Officer

Jonathan Lloyd Jones(1)	2014	$407,486
Former Chief Financial Officer	2013	$381,365

Dr. Nikin Patel(2)	2014	$293,188
Chief Operating Officer	2013	$180,591

(1)	Mr. Lloyd Jones resigned as our Chief Financial Officer, effective October 31, 2014.
(2)	The amount shown in the table above for Dr. Patel have been converted from British pounds to U.S. dollars using an exchange rate as of December 31, 2014 and 2013 of 1.5532 and 1.649077 U.S. dollars, respectively, for each British pound. The amounts shown for 2013 are a representation of compensation paid or earned from September 12, 2013 to December 31, 2013.

2014 Grants of Plan-Based Awards Table

The following table provides information about annual incentive bonus and equity awards granted to the named executive officers in 2014.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/share)(3)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Frank C. Condella, Jr.	—	—	238,000	357,000	—	—	—
President and Chief Executive Officer	3/10/2014	—	—	—	40,000	7.05	180,258

George O. Elston	10/1/2014	—	—	—	75,000	5.97	275,416
Chief Financial Officer

Jonathan Lloyd Jones	—	—	114,000	171,000	—	—	—
Former Chief Financial Officer(5)	3/10/2014	—	—	—	30,000	7.05	135,193

Dr. Nikin Patel Chief Operating Officer(6)	—	—	199,254	298,881	—	—	—
	3/10/2014	—	—	—	32,000	7.05	144,206

(1)	These columns show the range of possible payouts for 2014 annual incentive compensation granted under the Incentive Plan as described in the section titled “2014 Annual Cash Incentive Bonus” in the “Compensation Discussion and Analysis” section above. As noted the Company did not achieve the minimum achievement level of 50% for corporate goals, no 2014 bonus payments were made to any of the named executive officers.

(2)	Represents the number of shares underlying stock option awards that were granted to the named executive officers in 2014 under the 2008 Plan. Each of these awards have a seven year term. Pursuant to the terms of these awards, the shares underlying these awards become exercisable in 25% increments on each annual anniversary of the date of the grant.
(3)	The exercise price is the closing price on the Nasdaq Global Market on the date of grant.
(4)	These amounts represent the grant date fair value of the stock option awards granted to the named executive officers in 2014, computed in accordance with the ASC Topic 718. See Note 2 to the consolidated financial statements included in our 2014 Annual Report, regarding the assumptions underlying the valuation of our equity awards.
(5)	Mr. Lloyd Jones resigned as our Chief Financial Officer, effective October 31, 2014. In connection with his resignation, each of these awards was forfeited.
(6)	The amount shown in the table above for Dr. Patel’s non-equity incentive plan award has been converted from British pounds to U.S. dollars using an exchange rate as of December 31, 2014 and 2013 of 1.5532 and 1.649077 U.S. dollars, respectively, for each British pound. For 2013, these amounts are a representation of compensation paid or earned from September 12, 2013 to December 31, 2013.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information on the holdings of stock options and stock awards by the named executive officers as of December 31, 2014. The table includes unexercised and unvested option awards and unvested stock awards. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the option or stock award grant date.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Frank C. Condella, Jr.	12/11/2009	12,500	—	6.96	12/11/2016
President and Chief Executive Officer	9/15/2010	43,748	—	8.56	9/15/2017
	2/7/2011	29,530	9,844	20.72	2/7/2018
	2/29/2012	19,687	19,687	5.28	2/29/2019
	3/1/2013	9,375	28,125	4.96	3/1/2020
	3/10/2014	—	40,000	7.05	3/10/2021

George O. Elston Chief Financial Officer	10/1/2014	—	75,000	5.97	10/1/2021

Jonathan Lloyd Jones Former Chief Financial Officer	1/21/2013	—	18,750	5.04	1/21/2020
	3/10/2014	—	30,000	7.05	3/10/2021

Dr. Nikin Patel Chief Operating Officer	3/10/2014	—	32,000	7.05	3/10/2021

(1)	Option Awards Vesting Schedule:

Grant Date	Vesting Schedule
2/7/2011	The remaining shares vested as follows: 9,844 shares on 2/7/2015.

2/29/2012	The remaining shares vested/vest as follows: 9,844 shares on 3/1/2015 and 9,843 shares on 2/29/2016.

1/21/2013	Pursuant to the terms of the 2008 Plan, upon his resignation from the Company, which was effective October 31, 2014, Mr. Lloyd Jones forfeited all shares underlying this option that were not exercisable at that time.

3/1/2013	The remaining shares vested/vest as follows: 9,375 shares on 3/1/2015, 9,375 shares on 3/1/2016 and 9,375 shares on 3/1/2017.

3/10/2014	These shares vested/vest as follows:

• Mr. Condella – 10,000 shares on 3/10/2015, 10,000 shares on 3/10/2016, 10,000 shares on 3/10/2017 and 10,000 shares on 3/10/2018

•       Mr. Lloyd Jones – Pursuant to the terms of the 2008 Long-Term Incentive Plan, upon his resignation from the Company, which was effective October 31, 2014, Mr. Lloyd Jones forfeited all of the shares underlying this option.

• Dr. Patel – 8,000 shares on 3/10/2015, 8,000 shares on 3/10/2016, 8,000 shares on 3/10/2017 and 8,000 shares on 3/10/2018.

10/1/2014	These shares vest as follows: 18,750 shares on 10/1/2015, 18,750 shares on 10/1/2016, 18,750 shares on 10/1/2017, and 18,750 shares on 10/1/2018.

Option Exercises and Stock Vested in 2014

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Frank C. Condella, Jr. President and Chief Executive Officer	—	—

George O. Elston Chief Financial Officer	—	—

Jonathan Lloyd Jones Former Chief Financial Officer	6,250	31,500

Dr. Nikin Patel Chief Operating Officer	—	—

Payments upon Termination or Change in Control

We have entered into employment agreements with each of Messrs. Condella and Elston and Dr. Patel, which require us to provide to them cash compensation, benefits, and/or the acceleration of the vesting of equity awards in the event of their termination of employment, under certain circumstances. On September 23, 2014, we entered into a Separation Agreement and Release with Mr. Lloyd Jones in connection with this resignation.

Mr. Condella

Mr. Condella’s amended and restated employment agreement, effective May 4, 2010, as amended on March 1, 2011, provides as follows:

In the event Mr. Condella’s employment is terminated due to his death or he resigns, his employment is terminated by the Company without cause(1), or he resigns for good reason(2), Mr. Condella will be entitled to the following:

Severance Payment:	None

Benefits:	(i) Pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination(3) and (ii) payment for accrued and unused vacation days.

Options:	Full vesting of outstanding options to be exercisable for 180 days after termination (only in the case of (i) an employment termination without cause or (ii) his resignation for good reason).

Restricted Stock:	Full vesting of all outstanding restricted stock grants (only in the case of (i) Mr. Condella’s death, (ii) his termination without cause or (iii) his resignation for good reason).

Salary:	Base salary through the date of termination.

Expenses:	Reimbursement for any previously unreimbursed business expenses.

In the event Mr. Condella’s employment is terminated by the Company without cause or he resigns with good reason within six months after a change in control(4), he will be entitled to the following:

Severance Payment:	Continuation of his base salary to be paid to him consistent with the Company’s normal payroll cycle commencing immediately after his termination for a period of six (6) months.

Benefits:	(i) Pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination(3) and (ii) payment for accrued and unused vacation days.

Options:	Full vesting of outstanding options to be exercisable for 180 days after termination.

Restricted Stock:	Full vesting of outstanding restricted stock grants.

Salary:	Base salary through the date of termination.

Expenses:	Reimbursement for any previously unreimbursed business expenses.

(1)	The employment agreement defines “cause” as (i) willful misconduct by the executive which is seriously harmful to the Company’s current and lawful business interests, (ii) executive’s conviction of a felony or misdemeanor, or (iii) executive’s refusal to carry out the directives of the Board of Directors.
(2)	The employment agreement defines “good reason” as (i) the failure of the Company to comply with any material provision of the agreement, or (ii) a material reduction in the executive’s job duties or responsibilities, or (iii) a change in executive’s job title, or (iv) a change in executive’s reporting relationship to the Board of Directors, or (v) a material diminution in executive’s status within the Company, and the Company has not cured such failure within 30 days after written notice of such noncompliance has been given by executive to the Company, or if such failure is not capable of being cured in such time, a cure shall not have been diligently initiated by the Company within such 30 calendar day period and the Company shall not have cured such failure within 60 calendar days thereafter.
(3)	Mr. Condella’s employment agreement allows for a pro-rated portion of $2,000 to cover monthly Company sponsored insurance programs. In 2014, Mr. Condella participated in the Company sponsored insurance programs and was therefore not eligible to receive this benefit.

(4)	The employment agreement defines “change in control” (“CIC”) to occur if an entity, or a group of entities acting together, acquires control of 50% or more of the Company’s voting securities with the power to elect a majority of the Board of Directors.

The following table describes the potential payments and benefits under the Company’s agreements and plans to which Mr. Condella would have been entitled upon termination of his employment had such termination occurred on December 31, 2014.

	Cash Severance Payment(1)	Vacation Pay(2)	Continuation of Medical/ Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards(3)	Total Termination Benefits
Death	N/A	$26,154	N/A	$—	$26,154
Voluntary resignation by employee without good reason	N/A	$26,154	N/A	$—	$26,154
Termination by the Company without cause or resignation by employee with good reason	N/A	$26,154	N/A	$24,581	$50,735
Termination by the Company without cause or resignation by employee for good reason after CIC	$170,000	$26,154	N/A	$24,581	$220,735

N/A – Not Applicable

(1)	Payment of the amount of base salary for six months following the date of termination.
(2)	Assumes 20 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)	Represents the intrinsic value of unvested stock options on December 31, 2014, based on the difference between the closing market price of the Company’s Common Stock on December 31, 2014 ($5.60) and the applicable exercise price of all such stock options. Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock options awards).

Mr. Elston

Mr. Elston’s employment agreement, dated September 23, 2014, provides as follows:

In the event of termination of employment caused by his death, his resignation without good reason(1), by the Company with or without cause(2), by Mr. Elston’s resignation with good reason, or by the Company without cause or by his resignation with good reason within six months after a change in control,(3) Mr. Elston will be entitled to the following:

Severance Payment:	Six months of final base salary following execution by him of a release of the Company (only in the case of (i) his termination without cause, (ii) his resignation for good reason, or (iii) his termination without cause or his resignation for good reason within six months after a change in control).

Benefits:	In the case of a termination by the Company without cause, Mr. Elston’s resignation for good reason, or a termination by the Company without cause or Mr. Elston’s resignation with good reason within six months after a change in control, Mr. Elston will be entitled to receive an amount equivalent to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

Salary:	Base salary through the date of termination.

Accrued Bonus:	Payable only in the case of a termination by the Company without cause or Mr. Elston’s resignation with good reason within six months after a change in control.

Vacation Pay:	Accrued but unused vacation pay.

(1)	The employment agreement defines “good reason” as: (i) a material breach of the employment agreement by the Company or (ii) a material reduction in Mr. Elston’s responsibilities, authority or duties as outlined in the employment agreement.
(2)	The employment agreement defines “cause” as (i) willful misconduct by the executive which is seriously harmful to the Company’s current and lawful business interests, (ii) executive’s conviction of a felony or misdemeanor, or (iii) executive’s refusal to carry out the directives of the Company’s chief executive officer.
(3)	The employment agreement defines “change in control” (“CIC”) to occur if an entity, or a group of entities acting together, acquires control of 50% or more of the Company’s voting securities with the power to elect a majority of the Board of Directors.

The following table describes the potential payments and benefits under the Company’s agreements and plans to which Mr. Elston would have been entitled upon termination of his employment had such termination occurred on December 31, 2014.

	Cash Severance Payment(1)	Vacation Pay(2)	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards(3)	Total Termination Benefits
Death	N/A	$23,077	N/A	$—	$23,077
Voluntary resignation by employee without good reason	N/A	$23,077	N/A	N/A	$23,077
Termination by the Company without cause or resignation by employee with good reason	$150,000	$23,077	5,627	$—	$178,704
Termination by the Company without cause or resignation by employee for good reason after CIC	$150,000	$23,077	5,627	$—	$178,704

N/A – Not Applicable

(1)	Payment of the amount of base salary for six months following the date of termination. In the event a change in control occurred on December 31, 2014, Mr. Elston would not have been eligible to receive the accrued bonus as he was not eligible to receive a bonus for 2014.
(2)	Assumes 20 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)	Represents the intrinsic value of both vested and unvested stock options on December 31, 2014, based on the difference between the closing market price of the Company’s Common Stock on December 31, 2014 ($5.60) and the applicable exercise price of all such stock options. Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).

Mr. Lloyd Jones

Pursuant to the Separation Agreement and Release, dated September 23, 2014, entered into by and between the Company and Mr. Lloyd Jones in connection with Mr. Lloyd Jones’ resignation from the Company, Mr. Lloyd Jones received a separation payment in the amount of $151,918, which was equal to six months of his then current base salary, plus $9,418, which was equal to six months of the Company’s portion of his medical and dental benefits.

Dr. Patel

Dr. Patel’s employment agreement provides for severance in the event the Company elects to terminate his employment with less than six months’ prior written notice. Had the Company elected to terminate his employment on December 31, 2014, with no prior written notice, Dr. Patel would have been entitled to receive $160,826.

2014 Director Compensation

Directors who are employees (Messrs. Condella and Dr. Patel), receive no additional compensation for serving on the Board. In 2014, we provided the following annual compensation to our non-employee directors.

Name of Director	Fees Earned and Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Valerie Andrews	$55,000	$30,000	$85,000
Dr. Frank M. Armstrong	$40,000	$30,000	$70,000
Edward Blechschmidt(3)	$19,492	$—	$19,492
Cristina Csimma	$40,000	$30,000	$70,000
Donald H. Hunter	$43,017	$35,000	$78,017
Stephen Kasnet	$70,000	$30,000	$100,000
G. Frederick Wilkinson(4)	$—	$—	$—

(1)	This column reports the amount of cash compensation earned or paid in 2014 for Board and Committee service.
(2)	This column represents the aggregate grant date fair value of awards of restricted stock granted during the 2014 fiscal year, computed in accordance with ASC 718. The aggregate grant date fair value for the restricted stock awards granted to each director upon his or her reelection to the Board at the 2014 Annual Meeting of Stockholders was $30,000 (except for the restricted stock award granted to Mr. Hunter, which award had an aggregate grant date fair value of $35,000, which included the $30,000 annual award received by all directors as well as a $5,000 award, representing the pro-rated portion of 2014 for his service to the Board, which began in February 2014). The number of shares underlying each such award was determined by dividing $30,000 (or $35,000 in the case of Mr. Hunter) by the fair market value of the Company’s Common Stock on the date of the grant. Each independent director had an aggregate of 4,566 shares of unvested restricted Common Stock outstanding at 2014 fiscal year end.
(3)	Mr. Blechschmidt did not stand for reelection at the 2014 annual meeting of stockholders.
(4)	Mr. Wilkinson resigned from the Board on March 6, 2014.

The aggregate total number of shares underlying stock option awards and restricted stock awards outstanding at 2014 fiscal year-end for the non-employee directors are shown below:

Name	Number of Shares Underlying Options	Number of Restricted Shares
Valerie Andrews	1,500	4,566
Dr. Frank M. Armstrong	—	4,566
Edward Blechschmidt(1)	—	—
Cristina Csimma	—	4,566
Donald H. Hunter	—	4,566
Stephen Kasnet	1,500	4,566
G. Frederick Wilkinson(2)	—	—

(1)	Mr. Blechschmidt did not stand for reelection at the 2014 annual meeting of stockholders.
(2)	Mr. Wilkinson resigned from the Board on March 6, 2014.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers served during fiscal year 2014 or currently serve, and the Company anticipates that none will serve, as a member of the Board of Directors or compensation committee of any entity (other than the Company) that has one or more executive officers that serves on the Company’s Board or the Compensation Committee.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s compensation policies, the Long-term Performance Plans, Incentive Plan, and other benefit programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation. We have reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussion with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis should be included in this report.

Valerie L. Andrews, Chair

Dr. Frank M. Armstrong

Dr. Cristina Csimma

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the SEC; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 26, 2015 (60 days after April 27, 2015) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables. An asterisk in the column listing the percentage of shares outstanding indicates that the person owns less than 1% of the common stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Total(1)
Directors and Named Executive Officers:
Valerie L. Andrews(2)(3)	19,252	*
Dr. Frank M. Armstrong(3)	8,457	*
Frank C. Condella, Jr.(2)(3)	211,747	2.0%
Dr. Cristina Csimma(3)	18,606	*
George O. Elston(3)	—	—
Donald H. Hunter(3)	6,298	*
Stephen G. Kasnet(2)(3)(4)	31,819	*
Jonathan Lloyd Jones(3)(5)	—	—
Dr. Nikin Patel (2)(3)	180,884	1.7%
All Directors and Executive Officers as a Group (10 persons)	477,063	4.4%

(1)	Based on 10,775,101 shares outstanding at April 27, 2015. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before June 26, 2015, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.
(2)	Includes shares of Common Stock that may be acquired upon the exercise of options exercisable within 60 days after April 27, 2015, as follows: Ms. Andrews, 1,500 shares; Mr. Condella, 156,402 shares; Mr. Kasnet, 1,500 shares; and Dr. Patel, 10,000 shares.
(3)	Address: c/o Juniper Pharmaceuticals, Inc., 4 Liberty Square, Boston, Massachusetts 02109.
(4)	Mr. Kasnet will not stand for reelection at the Annual Meeting.
(5)	Mr. Lloyd Jones resigned effective October 31, 2014.

Series B Preferred Stock. Michael Nissan and Marla S. Nissan of 876 Park Avenue, New York, New York 10021, hold all 130 outstanding shares of our Series B Preferred Stock outstanding as of April 27, 2015.

As of April 27, 2015, we know of no person who beneficially owns, as determined under rules of the SEC, more than 5% of our outstanding shares of Common Stock or Series B Preferred Stock.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2014, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,684	$8.28	545,375
Equity compensation plans not approved by security holders	—	$—	—
Total	445,684	$8.28	545,375

The Company has two shareholder-approved equity compensation plans. The 1996 Plan, adopted in October 1996, provided for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. On May 13, 2008, the stockholders of the Company approved the 2008 Plan, which was subsequently amended at the 2013 annual meeting of stockholders. The 2008 Plan, as amended, provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee. Upon approval of the 2008 Plan, the Company stopped making grants under the 1996 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has analyzed the independence of each director who served on the Board during 2014 or who has since joined the Board and has determined that, with the exception of Messrs. Condella and Patel, each director qualifies as an “independent” director under the applicable Nasdaq Marketplace Rules, including that each such director is free (or was free) of any relationship that would interfere with his or her individual exercise of independent judgment.

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

On March 6, 2014, the Company entered into a stock purchase agreement with Coventry Acquisition, LLC (“Coventry”), a holder of greater than 5% of the outstanding shares of the Company’s Common Stock at the time, pursuant to which the Company purchased all 1,400,000 shares of the Company’s Common Stock then held by Coventry in a privately negotiated transaction at $6.08 per share, for a total purchase price of $8,509,060.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by BDO for the fiscal years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees(1)	$663,989	$423,967
Audit-Related Fees(2)	—	149,784
Tax Fees(3)	30,435	31,563

Total	$694,424	$605,314

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.
(2)	Audit-related fees consisted principally of fees for consulting on financial accounting and reporting standards for certain transactions and related matters.
(3)	Tax fees consisted principally of fees for work performed with respect to tax compliance and tax planning.

The Audit Committee has adopted a formal policy on auditor independence requiring the advance approval by the Audit Committee of all audit and non-audit services provided by our independent registered public accounting firm. In determining whether to approve any services by our independent registered public accounting firm, the Audit Committee reviews the services and the estimated fees, and considers whether approval of the proposed services will have a detrimental impact on the auditor’s independence. On an annual basis, our management reports to the Audit Committee all audit and non-audit services performed during the previous 12 months and all fees billed by our independent registered public accounting firm for such services.

In fiscal 2014 and 2013, all audit, audit related and non-audit services and the corresponding fees were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit	Index Description of Exhibit

2.1	Purchase and Collaboration Agreement, dated March 3, 2010, by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Share Purchase Agreement, dated September 2013, between the Sellers, Columbia Laboratories, Inc. and Molecular Profiles Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.3	Stock Purchase Agreement, dated March 6, 2014, by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4	Amended and Restated By-laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 1998, filed on March 25, 1999)

4.2*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 17, 2006)

4.3*	Form of Option Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

4.4	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated January 28, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015)

4.5*	Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Columbia Laboratories, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.1*	1996 Long-term Performance Plan, as amended, of the Company (incorporated by reference to Annex A to the Registrant’s Proxy Statement (File No. 001-10352), filed on May 10, 2000)

10.2	License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

Exhibit	Index Description of Exhibit

10.3*	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.4	Packaging Agreement, dated October 28, 1993, between Columbia Laboratories (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

10.5*	Columbia Laboratories, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.6*	Columbia Laboratories, Inc. (Amended and Restated) Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.7*	Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.8*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed November 23, 2009)

10.9	Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.10	Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.11*	Amended and Restated Employment Agreement, dated May 4, 2010, by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 5, 2010)

10.12	Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Columbia Laboratories, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.13*	Addendum to Amended and Restated Employment Agreement, dated March 1, 2011, by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2010, filed on March 10, 2011)

10.14*	Employment Agreement, dated January 15, 2013, by and between Columbia Laboratories, Inc., and Jonathan B. Lloyd Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 16, 2013)

10.15	Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Columbia Laboratories, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.16	Parent Guarantee of Columbia Laboratories, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

Exhibit	Index Description of Exhibit

10.17*	Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Columbia Laboratories, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.18	Bank Loan Agreement, dated January 6, 2012, between Molecular Profiles Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.19	Amendment letter, dated September 16, 2013, between Molecular Profiles Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.20	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Columbia Laboratories (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.21	Employment Agreement, dated September 23, 2014, by and between Columbia Laboratories, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

31(i).1	Certification of Chief Executive Officer of the Company

31(i).2	Certification of Chief Financial Officer of the Company

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

101	The following materials from the Columbia Laboratories, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

*	Management contract or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER PHARMACEUTICALS, INC.

Date: April 30, 2015	By:	/s/ George O. Elston
George O. Elston Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Index Description of Exhibit

2.1	Purchase and Collaboration Agreement, dated March 3, 2010, by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Share Purchase Agreement, dated September 2013, between the Sellers, Columbia Laboratories, Inc. and Molecular Profiles Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.3	Stock Purchase Agreement, dated March 6, 2014, by and between Columbia Laboratories, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4	Amended and Restated By-laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 1998, filed on March 25, 1999)

4.2*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 17, 2006)

4.3*	Form of Option Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

4.4	Amended and Restated Rights Agreement by and between Columbia Laboratories, Inc. and American Stock Transfer & Trust Company, LLC dated January 28, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015)

4.5*	Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Columbia Laboratories, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.1*	1996 Long-term Performance Plan, as amended, of the Company (incorporated by reference to Annex A to the Registrant’s Proxy Statement (File No. 001-10352), filed on May 10, 2000)

10.2	License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

10.3*	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.4	Packaging Agreement, dated October 28, 1993, between Columbia Laboratories (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

10.5*	Columbia Laboratories, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.6*	Columbia Laboratories, Inc. (Amended and Restated) Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.7*	Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.8*	Columbia Laboratories Stock Ownership Guidelines for Officers and Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed November 23, 2009)

10.9	Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Columbia Laboratories (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.10	Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Columbia Laboratories, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.11*	Amended and Restated Employment Agreement, dated May 4, 2010, by and between Columbia Laboratories, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 5, 2010)

10.12	Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Columbia Laboratories, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.13*	Addendum to Amended and Restated Employment Agreement, dated March 1, 2011, by and between Columbia Laboratories, Inc., and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2010, filed on March 10, 2011)

10.14*	Employment Agreement, dated January 15, 2013, by and between Columbia Laboratories, Inc., and Jonathan B. Lloyd Jones (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 16, 2013)

10.15	Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Columbia Laboratories, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.16	Parent Guarantee of Columbia Laboratories, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.17*	Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Columbia Laboratories, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.18	Bank Loan Agreement, dated January 6, 2012, between Molecular Profiles Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.19	Amendment letter, dated September 16, 2013, between Molecular Profiles Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.20	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Columbia Laboratories (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.21	Employment Agreement, dated September 23, 2014, by and between Columbia Laboratories, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

31(i).1	Certification of Chief Executive Officer of the Company

31(i).2	Certification of Chief Financial Officer of the Company

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)

101	The following materials from the Columbia Laboratories, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2014, filed on March 18, 2015)
*	Management contract or compensatory plans or arrangements