Form 10-Q
period 2015-03-31
JUNIPER PHARMACEUTICALS INC
filed 2015-05-06
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2015: 10,775,101.

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,301	$16,762
Accounts receivable, net	4,803	5,289
Inventories	3,333	3,201
Prepaid expenses and other current assets	1,684	1,134

Total current assets	26,121	26,386
Property and equipment, net	12,269	13,041
Intangible assets, net	1,958	2,182
Goodwill	10,031	10,503
Other assets	91	96

Total assets	$50,470	$52,208

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,520	$2,873
Accrued expenses	2,203	1,918
Deferred revenue	862	914
Notes payable	233	243

Total current liabilities	5,818	5,948
Deferred revenue, net of current portion	1,305	1,553
Notes payable, net of current portion	3,083	3,289

Total liabilities	10,206	10,790

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,186 issued and 10,775 outstanding at March 31, 2015 and 12,186 issued and 10,775 outstanding at December 31, 2014	122	122
Additional paid-in capital	288,185	287,660
Treasury stock (at cost), 1,411 shares at March 31, 2015	(8,579)	(8,579)
Accumulated deficit	(238,964)	(238,272)
Accumulated other comprehensive loss	(1,050)	(63)

Total shareholders’ equity	39,714	40,868

Total liabilities and shareholders’ equity	$50,470	$52,208

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Product revenues	$4,875	$3,294
Product revenues from related party	—	167
Service revenues	2,460	2,478
Royalties	991	363
Royalties from related party	—	714

Total revenues	8,326	7,016
Cost of product revenues	3,112	2,426
Cost of service revenues	1,766	1,846

Total cost of revenues	4,878	4,272
Gross profit	3,448	2,744
Operating expenses
Sales and marketing	321	401
Research and development	1,384	—
General and administrative	2,574	2,451

Total operating expenses	4,279	2,852
Loss from operations	(831)	(108)

Interest expense, net	(27)	(34)
Change in fair value of common stock warrant liability	—	309
Other income (expense), net	171	(3)

Total non-operating income	144	272
(Loss) Income before income taxes	(687)	164
Provision for income taxes	5	12

Net (loss) income	$(692)	$152

Basic net (loss) income per common share	$(0.06)	$0.01

Diluted net loss per common share	$(0.06)	$(0.01)

Basic weighted average common shares outstanding	10,752	11,739

Diluted weighted average common shares outstanding	10,752	11,764

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(692)	$152
Other comprehensive (loss) income components:
Foreign currency translation	(987)	206

Total other comprehensive (loss) income	(987)	206

Comprehensive (loss) income	$(1,679)	$358

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net (loss) income	$(692)	$152
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	523	448
Change in fair value of common stock warrant liability	—	(309)
Stock-based compensation expense	532	164
Deferred income taxes	—	7
Changes in operating assets and liabilities:
Accounts receivable	353	224
Due from related party	—	900
Inventories	(130)	178
Prepaid expenses and other current assets	(564)	(428)
Other non-current assets	5	(2)
Accounts payable	(343)	373
Accrued expenses	331	(605)
Deferred revenue	(191)	(218)

Net cash (used in) provided by operating activities	(176)	884
Investing activities:
Purchases of property and equipment	(168)	(799)

Net cash used in investing activities	(168)	(799)
Financing activities:
Proceeds from exercise of common stock options	—	12
Purchase of treasury stock	—	(8,509)
Principal payments on notes payable	(59)	(58)
Dividends paid	(7)	(7)

Net cash used in financing activities	(66)	(8,562)
Effect of exchange rate changes on cash and cash equivalents	(51)	5

Net decrease in cash and cash equivalents	(461)	(8,472)
Cash and cash equivalents, beginning of period	16,762	20,715

Cash and cash equivalents, end of period	$16,301	$12,243

Supplemental cash flow information
Cash paid for interest	$25	$34

Cash paid for income taxes	$2	$3

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (formerly Columbia Laboratories, Inc.) (“Juniper” or the “Company”) for the year ended December 31, 2014 filed with the SEC on March 18, 2015, (the “2014 Annual Report”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter.

In April 2015, the Company changed its name from Columbia Laboratories, Inc. to Juniper Pharmaceuticals, Inc. In addition, the Company’s subsidiary formerly known as Molecular Profiles Ltd. changed its name to Juniper Pharma Services Ltd.

Revision of Prior Interim Period Financial Statements

During the fourth quarter of 2014, the Company identified errors relating to the recognition of revenue for certain services transactions and contractual arrangements during 2014. Specifically, the Company determined that certain service revenues were recorded in the incorrect periods within 2014 and that revenue for certain services transactions was recognized outside the conditions required for revenue recognition under the Company’s accounting policies. The Company determined that, under U.S. GAAP rules, $0.2 million of its first quarter revenues for 2014 should not have been recognized.

The Company assessed the effect of the revisions, individually and in the aggregate, on its prior interim periods financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 – Materiality and 108 – Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on an analysis of quantitative and qualitative factors, the Company determined that its prior interim period financial statements for 2014 needed to be revised and provided such revised financial information in its 2014 Form 10-K. See Note 2 of the 2014 Form 10-K.

The first quarter 2014 numbers have been adjusted to reflect these adjustments.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to revenue recognition, allowance for doubtful accounts, inventory reserve, impairment analysis of goodwill and intangibles including their useful lives, deferred tax assets, liabilities and valuation allowances, common stock warrant valuations, and fair value of stock options. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$628	$761
Work in process	1,641	1,095
Finished goods	1,064	1,345

Total	$3,333	$3,201

(3) Goodwill and Intangible Assets

Changes to goodwill during the three months ended March 31, 2015 were as follows (in thousands):

Total
Balance—December 31, 2014	$10,503
Effects of foreign currency translation	(472)

Balance—March 31, 2015	$10,031

Intangible assets consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—March 31, 2015	$300	$1,370	$1,240	$2,910
Translation adjustment	(18)	(81)	(73)	(172)
Accumulated amortization	(145)	(378)	(257)	(780)

Balance—March 31, 2015	$137	$911	$910	$1,958

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2014	$300	$1,370	$1,240	$2,910
Translation adjustment	(5)	(20)	(18)	(43)
Accumulated amortization	(127)	(333)	(225)	(685)

Balance—December 31, 2014	$168	$1,017	$997	$2,182

Amortization expense related to the developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended March 31, 2015 and 2014 was $0.1 million in both periods. As of March 31, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2015	$356
2016	437
2017	347
2018	318
2019	288
2020 and thereafter	212

Total	$1,958

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (formerly Molecular Profiles Ltd.). Juniper Pharma Services had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent. Juniper Pharma Services had drawn down $3.9 million under the Loan Agreement and as of March 31, 2015 owed $3.3 million. The three loan facilities are each repayable in monthly installments, one started repayment in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2015 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2015 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Service’s ability to materially alter the character of its business. As of March 31, 2015, Juniper Pharma Services is in compliance with all of the covenants under the Loan Agreement.

Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the expansion of its facility. As part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2015, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income (expense), net line item in the consolidated statement of operations and is recognized on a decelerated basis over the obligation period through October 2017. As of March 31, 2015, the obligation is valued at $1.9 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2015	$415
2016	772
2017	712

Total	$1,899

(5) Intra-Vaginal Ring Technology Licensing

In March 2015, the Company licensed exclusive worldwide rights (“License Agreement”) to a proprietary intra-vaginal ring (“IVR”) technology. Due to a novel polymer composition and segmentation capability, the IVR has the ability to deliver drugs, including larger molecules such as peptides, at different dosages and release rates within a single segmented ring. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School. Drs. Langer and Crowley have each agreed to serve a three-year term as strategic advisors to the Company in exchange for an upfront one-time payment plus quarterly fees and equity compensation.

Juniper has agreed to incur minimum annual expenditures to develop products using the vaginal ring technology, and will make milestone-based payments to MGH/MIT when various stages of product development and commercialization are achieved. The Company will also share a portion of any royalties or sublicense revenues received from products utilizing the IVR technology with MGH and MIT.

Juniper has the right to terminate the License Agreement by giving 90 days advance written notice to the Licensor. The Licensor has the right to terminate the License Agreement based on Juniper’s failure to make payments due under the License Agreement, subject to a 15 day cure period, or Juniper’s failure to maintain the insurance required by the license Agreement. The Licensor may also terminate the License Agreement based on Juniper’s non-financial default under the License Agreement, subject to a 60 day cure period.

(6) Segments and Geographic Information

The Company currently operates in two segments: product and service. The product segment oversees the supply chain management including the manufacturing of CRINONE, the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Actavis for CRINONE sales in the United States. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs. The Company has consolidated and runs all of its operational functions in one location in Nottingham, United Kingdom. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company conducts its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services.

The Company’s largest customer, Merck Serono, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world excluding the U.S. The Company’s primary domestic customer, Actavis, Inc. (“Actavis”) is responsible for the commercialization and sale of progesterone products in the United States. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended March 31,
	2015	2014
United States	$1,747	$2,501
Switzerland	4,938	3,531
United Kingdom	982	470
Other countries	659	514

Total	$8,326	$7,016

Total assets:

	March 31, 2015	December 31, 2014
United States	$18,046	$18,212
Switzerland	1,767	1,661
United Kingdom	30,541	32,140
Other countries	116	195

Total	$50,470	$52,208

Long-lived assets:

	March 31, 2015	December 31, 2014
United States	$249	$245
Switzerland	534	529
United Kingdom	11,575	12,361
Other countries	2	2

Total	$12,360	$13,137

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended March 31, 2015 and 2014, Merck Serono and Actavis accounted for 59% and 12%, and 45% and 16% of total revenues, respectively. No additional customers accounted for 10% or more of total revenues for the three months ended March 31, 2015 and 2014.

At March 31, 2015 Merck Serono and Actavis each made up 50% of the product segment accounts receivable. At December 31, 2014 Merck Serono and Actavis account for 54% and 46% of the product segment accounts receivable, respectively. At March 31, 2015 no customers accounted for greater than 10% of the service segment accounts receivable. At December 31, 2014 two customers accounted for 18% and 11% of total service segment accounts receivable.

The following summarizes other information by segment for the quarter ended March 31, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$4,875	$—	$4,875
Service revenues	—	2,460	2,460
Royalties	991	—	991

Total revenues	5,866	2,460	8,326

Cost of product revenues	3,112	—	3,112
Cost of service revenues	—	1,766	1,766

Total cost of revenues	3,112	1,766	4,878

Gross profit	2,754	694	3,448
Total operating expenses			4,279
Total non-operating income			144
Loss before income taxes			(687)

The following summarizes other information by segment for the quarter ended March 31, 2014 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$3,461	$—	$3,461
Service revenues	—	2,478	2,478
Royalties	1,077	—	1,077
Other revenues	—	—	—

Total revenues	4,538	2,478	7,016

Cost of product revenues	2,426	—	2,426
Cost of service revenues	—	1,846	1,846

Total cost of revenues	2,426	1,846	4,272

Gross profit	2,112	632	2,744
Total operating expenses			2,852
Total non-operating income			272
Income before income taxes			164

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2015 Cost	December 31, 2014 Cost
Machinery and equipment	3-10	$6,116	$6,080
Furniture and fixtures	3-5	1,019	1,019
Computer equipment and software	3	200	188
Buildings	Up to 39	8,655	9,062
Land	Indefinite	564	590
Construction in-process		51	107

		16,605	17,046
Less: Accumulated depreciation		(4,336)	(4,005)

Total		$12,269	$13,041

Depreciation expense for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.4 million, respectively.

(8) Net (Loss) Income Per Common Share

The calculation of basic and diluted (loss) per common and common equivalent share is as follows (in thousands except for per share data):

	Three Months Ended March 31,
	2015	2014
Basic income per common share
Net (loss) income	$(692)	$152
Less: Preferred stock dividends	—	(7)

Net (loss) income applicable to common stock	$(692)	$145

Basic weighted average number of common shares outstanding	10,752	11,739

Basic net (loss) income per common share	$(0.06)	$0.01

Diluted (loss) income per common share
Net income applicable to common stock	$(692)	$145
Add: Preferred stock dividends	—	7
Less: Fair value of stock warrants for dilutive warrants	—	(309)

Net (loss) applicable to dilutive common stock	$(692)	$(157)

Basic weighted average number of common shares outstanding	10,752	11,739
Effect of dilutive securities
Dilutive stock awards	—	25

	—	25
Diluted weighted average number of common shares outstanding	10,752	11,764

Diluted net (loss) per common share	$(0.06)	$(0.01)

Basic (loss) income per common share is computed by dividing the net income, less preferred dividends by the weighted-average number of shares of common stock outstanding during a period. The diluted loss per common share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 2.2 million and 1.8 million in each of the three month periods ended March 31, 2015 and 2014, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive income during the three months ended March 31, 2015 were as follows (in thousands):

	Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2014	$(63)	$(63)
Current period other comprehensive income	(987)	(987)

Balance—March 31, 2015	$(1,050)	$(1,050)

(10) Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $0.5 million and $0.2 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$19	$—
Sales and marketing	8	3
Research and development	375	—
General and administrative	130	161

Total	$532	$164

There were no option exercises in the three months ended March 31, 2015. Cash received from option exercises was $12,000 for the three months ended March 31, 2014.

Juniper granted 232,000 and 222,000 stock options to employees during the three months ended March 31, 2015 and 2014, respectively.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. During the three months ended March 31, 2015, 240,000 stock options were granted by the Company to non-employees. One-third of the options vested immediately and as such, the Company has recorded stock-based compensation expense of $0.4 million, which is recorded in the research and development line of the statement of operations. The remaining options will vest over a two year period from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The weighted-average grant date fair values of the options granted during the three months ended March 31, 2015 and 2014 were $3.35 and $4.51, respectively for employees and $4.44 and $0 for non-employees, using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Risk free interest rate	0.90% - 1.47%	1.64%
Expected term	4.56 - 7 years	4.75 years
Dividend yield	—	—
Expected volatility	76.76% - 82.88%	81.36%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the three months ended March 31, 2015 and 2014 was derived using the simplified method for employees and the contractual term of the option for non-employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2015, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $2.4 million, which the Company expects to recognize over a weighted-average period of 3.02 years.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Juniper and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis and three of its officers were added as defendants. The Consolidated Amended Complaint alleged that Juniper and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Juniper’s PREGNANT study and the likelihood of approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, which they did on July 11, 2013. Juniper moved to dismiss the second amended complaint, which the court did on October 21, 2013. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. The Court heard oral arguments on December 9, 2014. On March 10, 2015, the Court affirmed the dismissal in a written opinion. Juniper believes that the action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Juniper has not made any provision for losses in connection with it.

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

The fair value of cash and cash equivalents are classified as Level 1 at March 31, 2015 and December 31, 2014.

There was no fair value of the common stock warrant liability as of March 31, 2015. The value as of March 31, 2015 was determined by using the Black-Scholes option pricing model, which is based on the Company’s stock price at measurement date, exercise price of the common stock warrants, risk-free interest rate and historical volatility, and are classified as a Level 2 measurement. During the three months ended March 31, 2015 no income or expense was recorded to adjust the value of the common stock warrant liability to fair value. During the three months ended March 31, 2014, the Company recorded income of $0.3 million, to adjust the value of the common stock warrant liability to fair value.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(13) Related Party Transactions

On March 7, 2014 the Company acquired all of its common stock beneficially owned by Actavis, which represented approximately 11.5% of the Company’s outstanding common stock at that time. Immediately following the closing of the stock repurchase and as of March 31, 2015, Actavis did not own any of the Company’s outstanding common stock. Juniper purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

Pursuant to its Purchase and Collaboration Agreement with Actavis, Juniper receives royalties equal to a minimum of 10% of annual net sales of CRINONE by Actavis for annual net sales up to $150 million; 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Actavis also purchased the remaining raw materials Juniper had on hand in the three months ended March 31, 2014.

The table below presents the transactions between the Company and Actavis during the three months ended March 31, 2015 and 2014 (prior to the time Actavis ceased to be a related party) (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Product revenues	$—	$167
Royalties	—	714

Total revenues	$—	$881

As of March 31, 2015 any amounts due from Actavis are now classified as a component of accounts receivable, net on the consolidated balance sheet. There were no amounts due from Actavis at December 31, 2014. There were no amounts due to Actavis at March 31, 2015 and December 31, 2014.

(14) Income Taxes

During the three months ended March 31, 2015 and 2014, Juniper recorded income tax expense of $5,000 and $12,000, respectively, representing an effective tax rate of 0.7% and 2.7%, respectively. The income tax provision for the three months ended March 31, 2015 is primarily attributable to state taxes owed. The income tax provision for the three months ended March 31, 2014 is primarily attributable to taxable income generated in foreign jurisdictions.

Juniper files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Juniper is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Juniper is no longer subject to U.S. state tax examinations for years prior to 2012.

(15) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact that the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not believe this ASU will have an impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2014, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

Company Overview

In April 2015, we changed our name from Columbia Laboratories, Inc. to Juniper Pharmaceuticals, Inc. In addition, our subsidiary formerly known as Molecular Profiles Ltd. changed its name to Juniper Pharma Services Ltd.

We are in the business of developing, manufacturing, licensing and selling pharmaceutical products that utilize proprietary drug delivery technologies to treat unmet medical needs in women’s health. We expect to advance programs through Phase II clinical studies and then partner with larger pharmaceutical firms for Phase III studies and commercialization. We also provide a range of drug development and consulting services to pharmaceutical industry customers through our subsidiary Juniper Pharma Services.

To date, we have developed six prescription and “over-the-counter” pharmaceutical products: five Bioadhesive Delivery System (“BDS”) vaginal gel products that are indicated for conditions such as vaginal dryness, vaginal pH adjustment, progesterone supplementation as part of fertility treatments, amenorrhea, and a BDS testosterone buccal system for male hypogonadism. Currently, we receive revenues from only one of our pharmaceutical products, CRINONE 8% (progesterone gel). We manufacture and sell CRINONE to Merck Serono, internationally. We sold the rights to CRINONE to Actavis in the United States and receive royalty revenues from Actavis based on their U.S. sales.

Juniper Pharma Services provides an established capability in pharmaceutical development, clinical trial manufacturing and advanced analytical and consulting services for our customers as well as characterizing and developing pharmaceutical product candidates for our internal programs. We have expanded our enabling technologies that facilitate the development of difficult-to-progress molecules and are pursuing business development opportunities within the U.S. and European markets.

We are actively evaluating drug candidates to add to our proprietary pipeline. The next product in development is COL-1077, investigational 10% lidocaine bioadhesive vaginal gel, which is intended as an acute use anesthetic for pain associated with minimally invasive gynecological procedures.

Our strategic focus is on the following objectives:

•	supplying CRINONE to our marketing partner, Merck Serono, for sale in over 60 countries around the world;

•	growing our Pharmaceutical Services business;

•	advancing COL-1077, investigational 10% lidocaine bioadhesive vaginal gel, into clinical development; and

•	identifying product candidates and building a pipeline of pharmaceutical products focused on women’s health particularly utilizing our BDS and intra-vaginal ring (“IVR”) technologies.

We believe we will be able to generate sufficient cash from operations to execute on our objectives and maintain our strong balance sheet.

Supply of CRINONE:

Under the terms of the amended license and supply agreement with Merck Serono, we sell CRINONE to Merck Serono on a country-by-country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono’s net selling price. Through 2020, the percentage of net selling price will be determined based on a tiered structure. As sales volumes increase our percentage of incremental sales decrease. These thresholds serve to incentivize Merck Serono to continue to develop existing markets and to enter new markets. Additionally, the parties are jointly cooperating to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck Serono may elect to retain a license to the product and will have an irrevocable fully paid-up license to the product.

We manufacture our products in Europe using third party contract manufacturers on behalf of our foreign subsidiaries who sell the products to our worldwide licensee, and to us, in the case of products supplied for resale in the United States prior to November 2013. Because our foreign subsidiaries recognize these sales and only their associated product manufacturing costs, we have historically shown a profit from our foreign operations.

Product Development

Development of COL-1077-Sustained Release Vaginal Lidocaine Gel Program:

COL-1077 is an investigational sustained-release 10% lidocaine vaginal gel, which is intended as an acute use anesthetic for the treatment of pain associated with minimally invasive gynecological procedures. In March 2015, we filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for COL-1077. We expect to commence a phase II randomized, double-blinded, placebo controlled study that will enroll 150 patients at fifteen U.S. sites in the second quarter of 2015. We are leveraging our internal capabilities at our Nottingham facility for the development and clinical trial manufacturing of this product. We will utilize external contract research organizations for clinical development and clinical trial management.

Intra-Vaginal Ring Technology Licensing:

In March 2015 we licensed exclusive worldwide rights to a proprietary IVR technology. Due to a novel polymer composition and segmentation capability, the IVR has the potential to deliver drugs, including larger molecules such as peptides, at different dosages and release rates within a single segmented ring. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School, who serve on our newly created Scientific Advisory Board (“SAB”). This drug delivery system aligns with our strategy to develop proprietary products targeting areas of unmet medical needs in women’s health and we see numerous new product and life cycle management opportunities for it.

Scientific Advisory Board

In April 2015, we created a SAB comprised of internationally renowned physicians and scientists. The SAB will provide scientific and clinical advise on the identification and advancement of product candidates for our women’s health strategy. The SAB consists of the following doctors: William F. Crowley, Jr., Martyn Davies, Robert S. Langer, Ginger D. Constantine and Daniel A. Shames. The expertise of the SAB covers multiple areas of relevance to our proprietary product development strategy, including drug delivery and biomaterials, innovative engineering, women’s health, including reproductive endocrinology, and regulatory affairs.

Sources of Revenue:

We generate revenues primarily from the sale of our products and services and from a royalty stream and certain other revenues. During the three months ended March 31, 2015, we derived approximately 59% of our revenues from the sale of our products, 29% from the sale of our services and 12% from our royalty stream and certain other revenues. During the three months ended March 31, 2014, we derived approximately 49% of our revenues from the sale of our products, 35% from the sale of our services and 16% from our royalty stream and certain other revenues. Generally, we recognize revenue from the sale of our products upon shipment to our customers, revenues from services as the work is performed and revenues from royalties as sales are made by the licensees.

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

Results of Operations

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$4,875	59%	$3,461	49%	$1,414	41%
Service revenues	2,460	29	2,478	35	(18)	(1)
Royalties	991	12	1,077	16	(86)	(8)

Total revenues	8,326	100	7,016	100	1,310	19
Cost of product revenues	3,112	37	2,426	35	686	28
Cost of service revenues	1,766	21	1,846	26	(80)	(4)

Total cost of revenues	4,878	59	4,272	61	606	14
Gross profit	3,448	41	2,744	39	704	26
Operating expenses:
Sales and marketing	321	4	401	6	(80)	(20)
Research and development	1,384	17	—	—	1,384	100
General and administrative	2,574	31	2,451	35	123	5

Total operating expenses	4,279	51	2,852	41	1,427	50

(Loss) income from operations	(831)	(10)	(108)	(2)	(723)	669
Interest expense, net	(27)	—	(34)	—	7	(21)
Change in fair value of common stock warrant liability	—	—	309	4	(309)	(100)
Other income (expense), net	171	2	(3)	—	174	(5,800)

(Loss) income before income taxes	(687)	(8)	164	2	(851)	(519)
Provision for income taxes	5	—	12	—	(7)	(58)

Net (loss) income	$(692)	(8)%	$152	2%	$(844)	(555)%

Revenues

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Product revenues	$4,875	$3,461	$1,414	41%
Service revenues	2,460	2,478	(18)	(1)
Royalties	991	1,077	(86)	(8)

Total revenues	$8,326	$7,016	$1,310	19%

Revenues in the three months ended March 31, 2015 increased by $1.3 million, or 19%, from the three months ended March 31, 2014. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of products increased by approximately $1.4 million, or 41%, from the 2014 period primarily due to the resumption of shipments of CRINONE in the three months ended March 31, 2015 to one of Merck Serono’s higher volume, higher margin markets.

•	Royalty revenues decreased $0.1 million, or 8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The intellectual property rights and technology for Legatrin PM was monetized for $2.1 million in the third quarter of 2014 eliminating recurring royalties (approximately $0.1 million per quarter) for that product.

Service

•	Service revenues from our pharmaceutical development, clinical trial manufacturing, consulting and analytic services business remained consistent with the 2014 period.

Cost of revenues

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Cost of product revenues	$3,112	$2,426	$686	28%
Cost of service revenues	1,766	1,846	(80)	(4)

Total cost of revenues	$4,878	$4,272	$606	14%

Total cost of revenues (as a percentage of total revenues)	59%	61%
Product gross margin	47%	47%
Service gross margin	28%	26%

Total cost of revenues were $4.9 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase in total cost of revenues in 2015 was largely driven by the resumption of shipments of CRINONE to one of Merck Serono’s larger markets as well as higher revenues in the period. Accordingly, cost of product revenues increased due to a 42% increase in units shipped in the 2015 period as compared to the 2014 period. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Product gross margin remained consistent in 2015 as compared to 2014. Service gross margin increased in 2015 as compared to 2014 due to a change in mix of revenue type within the service segment.

Sales and marketing expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Sales and marketing	$321	$401	$(80)	(20)%
Sales and marketing (as a percentage of total revenues)	4%	6%

Sales and marketing expenses incurred during the three months ended March 31, 2015 and 2014 were attributable to our services business and consist of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. This decrease primarily relates to costs associated with certain organizational changes within Juniper Pharma Services Ltd.

Research and development

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Research and development	$1,384	$—	$1,384	100%
Research and development (as a percentage of total revenues)	17%	—%

Research and development costs incurred during the three months ended March 31, 2015 were primarily associated with the development of COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. Drs. Robert Langer and William Crowley joined as strategic advisors to the Company in March 2015 and we incurred $0.4 million of stock compensation expense in connection with their agreements. There were no research and development expenses in the three months ended March 31, 2014. As we continue to advance COL-1077 and other potential proprietary product programs, we expect corresponding increases in research and development costs for the foreseeable future.

General and administrative expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
General and administrative	$2,574	$2,451	$123	5%
General and administrative (as a percentage of total revenues)	31%	35%

Total general and administrative expenses increased by $0.1 million to $2.6 million for the three months ended March 31, 2015, compared with $2.5 million for the three months ended March 31, 2014. This increase primarily relates to costs associated with certain organizational changes in addition to administrative costs related to our facility in the United Kingdom, which we acquired in September 2013.

Non-operating income and expense

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Interest expense, net	$(27)	$(34)	$7	(21)%
Change in fair value of common stock warrant liability	$—	$309	$(309)	(100)%
Other income (expense), net	$171	$(3)	$174	(5,800)%

Interest expense, net, remains consistent in the comparable periods and relates to interest paid on the debt we currently have on our Nottingham facility.

The change in fair value of common stock warrant liability for the three months ended March 31, 2015 was $0 as the warrants issued in October 2009 grew closer to expiration in April 2015. The income of $0.3 million associated with the change in fair value of common stock warrant liability for the three months ended March 31, 2014 is related to a stabilization of the volatility rate used in our Black-Scholes model as the warrants moved closer to their expiration date.

Other income (expense), net, for the three months ended March 31, 2015 increased primarily due to the income associated with the Regional Growth Fund, which is recognized on a decelerated basis over the obligation period as well as net foreign currency transaction gains related to the weakening of the Euro and the British Pound against the U.S dollar in the 2015 period. The other expense for the three months ended March 31, 2014 relates to income associated with the Regional Growth Fund offset with net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar.

Provision for income taxes

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Provision for income taxes	$5	$12	$(7)	(58)%
Provision for income taxes (as a percentage of income before income taxes)	0.7%	7%

The 2015 effective tax rate represents state minimum taxes owed. The 2014 effective tax rate represents state minimum taxes owed and foreign tax expense calculated on the investment in a foreign subsidiary.

Liquidity and Capital Resources

We require cash to pay our operating expenses, including research and development activities, fund working capital needs, make capital expenditures and fund acquisitions.

At March 31, 2015, our cash and cash equivalents were $16.3 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In March 2014, we acquired all of our common stock beneficially owned by Actavis, which represented 11.5% of our outstanding common stock at the time. Immediately following the closing of the stock repurchase and as of March 31, 2015, Actavis did not own any of our outstanding common stock. We purchased the 1.4 million shares held by Actavis at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

We assumed debt of $3.9 million in connection with our acquisition of Juniper Pharma Services. Juniper Pharma Services had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent, to fund the construction and expansion of their facility, which includes analytical labs, office space, and a manufacturing facility in the United Kingdom. Prior to the acquisition, Juniper Pharma Services had drawn down $3.9 million under the loan facilities and as of March 31, 2015 owed $3.3 million under the Loan Agreement. The three loan facilities are each repayable in monthly installments that began in February 2013 for one of the facilities and in October 2013 for the other two facilities. Repayment of the three facilities is scheduled to occur over a 15-year period from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2015 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ending March 31, 2015 was 3.00%. Borrowings under the Loan Agreement are secured by the mortgaged property and an unlimited lien on other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of Juniper Pharma Services’ business. As of March 31, 2015, Juniper Pharma Services remained in compliance with all of the covenants under the Loan Agreement.

As part of the acquisition of Juniper Pharma Services, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of their second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2015, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next three years. As of March 31, 2015, the obligation is valued at $1.9 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

(in thousands):

Year	Total
Remainder of 2015	$415
2016	772
2017	712

Total	$1,899

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future services and products and the resources we devote to developing and supporting the same. Our capital expenditures decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site and for our contract manufacturer sites. We expect our capital expenditures to remain consistent in the year ending December 31, 2015, as compared to the year ended December 31, 2014, primarily due to continued investments made at the Nottingham site.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2014, we resumed research and development activities for COL-1077, an investigational sustained-release vaginal lidocaine gel, for which the target indication is an acute use anesthetic for minimally invasive gynecological procedures. In 2015, we expect our research and development expenses to increase as a percentage of revenue as a result of our further research and development efforts including our SAB, COL-1077 development costs, our IVR technology, and other drug development opportunities as compared to the 2014 period.

As of March 31, 2015, we had 282,152 exercisable options, and 1,124,182 exercisable warrants outstanding which, if exercised, would result in approximately $15.6 million of additional capital and would cause the number of shares outstanding to increase; provided, however, that the cashless exercise feature of certain warrants will result in no cash to us. There can be no assurance that any such options or warrants will be exercised. The intrinsic value of exercisable options and warrants was $0.1 million for the three months ended March 31, 2015. There was no aggregate intrinsic value of exercisable options and warrants for the three months ended March 31, 2014. We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used by operating activities for the three months ended March 31, 2015 was $0.2 million and resulted primarily from a $0.7 million net loss for the period and increased by approximately $1.1 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by approximately $0.5 million driven by increases to inventory and prepaid expenses and other current assets as well as decreases to accounts payable offset by decreases to accounts receivable from increased collection efforts and increases to accrued expenses. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2015, primarily relating to the principal payments on the note.

Net cash provided by operating activities for the three months ended March 31, 2014 was $0.9 million and resulted primarily from $0.2 million of net income for the period, increased by approximately $0.6 million in depreciation and amortization and stock-based compensation expense and decreased by $0.3 million for the change in fair value of stock warrant liability. Net changes in working capital items increased cash from operating activities by approximately $0.4 million, primarily due to a decrease in accounts receivable of $1.1 million offset by decreases in accrued expenses and deferred revenue. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.6 million for the three months ended March 31, 2014, primarily relating to the $8.5 million stock buyback from Actavis.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

There has been no material change to our market rate risk exposure since December 31, 2014.

Foreign Currency Exchange

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 66% of our total international revenues for the three months ended March 31, 2015. The remaining 34% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them be U.S. dollar-linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2014.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in the Company’s Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 18, 2015. The material weakness identified by management relates to revenue recognition for services transactions and contractual agreements. This material weakness continued to exist as of March 31, 2015.

Management has commenced the following steps to remediate the material weakness identified above:

•	Staffing: In addition to a realignment of our accounting staff structure and operations, we have added key personnel in our UK office to better ensure compliance with our revenue recognition policies. We have also designed various controls around the review and approval of transactions that impact our judgment on recognizing revenue.

•	Policies and procedures: We will be engaging external accounting experts to assist us with enhancing our policies and procedures related to revenue recognition, contracting and other areas reflected in the material weakness.

•	Systems: We are currently implementing a series of incremental software solutions to enhance our documentation in critical areas such as revenue recognition.

•	Process improvements: We have redesigned specific processes and controls associated with services revenue recognition, including the targeted review and approval of relevant transactions and enhanced monthly closing and reconciliation processes.

The Company is implementing procedures and controls to remediate the internal controls deficiencies that have been identified and will test these procedures and controls in order to verify the remediation of such deficiencies. The Company anticipates that the implementation and testing of these controls will be completed later in 2015.

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

As a result of the material weakness described above, we have concluded our internal control over financial reporting was not effective at March 31, 2015.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against Juniper and certain of its officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. and asserted claims under sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis, Inc., and three of its officers were added as defendants. The Consolidated Amended Complaint alleged that Juniper and two of its officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of Juniper’s PREGNANT study and the likelihood of approval by the FDA of a New Drug Application (“NDA”) to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of the common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, and they did so on July 11, 2013. Juniper moved to dismiss the second amended complaint, which the court did on October 21, 2013. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. The Court heard oral arguments on December 9, 2014. On March 10, 2015, the Court affirmed the dismissal in a written opinion. Juniper believes that the action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and Juniper has not made any provision for losses in connection with it.

Item 1a. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014 in addition to the other information included in this Quarterly Report.

Item 6. Exhibits

(a) Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-103532), filed on April 3, 2015).

3.2	Amended and Restated By-Laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015).

4.1	Amended and Restated Rights Agreement, dated as of January 28, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015).

10.1†*	Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: May 6, 2015