Form 10-Q
period 2015-06-30
JUNIPER PHARMACEUTICALS INC
filed 2015-08-04
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2015: 10,788,904.

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,130	$16,762
Accounts receivable, net	6,466	5,289
Inventories	3,779	3,201
Prepaid expenses and other current assets	2,267	1,134

Total current assets	28,642	26,386
Property and equipment, net	12,917	13,041
Intangible assets, net	1,952	2,182
Goodwill	10,629	10,503
Other assets	91	96

Total assets	$54,231	$52,208

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,997	$2,873
Accrued expenses	3,987	1,918
Deferred revenue	964	914
Notes payable	249	243

Total current liabilities	8,197	5,948
Deferred revenue, net of current portion	1,215	1,553
Notes payable, net of current portion	3,203	3,289

Total liabilities	12,615	10,790

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,202 issued and 10,791 outstanding at June 30, 2015 and 12,186 issued and 10,775 outstanding at December 31, 2014	122	122
Additional paid-in capital	288,634	287,660
Treasury stock, at cost (1,411 shares)	(8,579)	(8,579)
Accumulated deficit	(239,290)	(238,272)
Accumulated other comprehensive loss	179	(63)

Total shareholders’ equity	41,066	40,868

Total liabilities and shareholders’ equity	$54,231	$52,208

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Product revenues	$6,635	$3,508	$11,510	$6,802
Product revenues from related party	—	—	—	167
Service revenues	2,714	2,110	5,174	4,588
Royalties	864	1,036	1,855	1,399
Royalties from related party	—	—	—	714

Total revenues	10,213	6,654	18,539	13,670
Cost of product revenues	3,521	1,953	6,633	4,379
Cost of service revenues	2,049	1,916	3,815	3,762

Total cost of revenues	5,570	3,869	10,448	8,141
Gross profit	4,643	2,785	8,091	5,529
Operating expenses
Sales and marketing	282	467	603	868
Research and development	2,132	—	3,516	—
General and administrative	2,562	2,239	5,136	4,690

Total operating expenses	4,976	2,706	9,255	5,558
(Loss) Income from operations	(333)	79	(1,164)	(29)

Interest expense, net	(27)	(29)	(54)	(63)
Change in fair value of common stock warrant liability	—	70	—	379
Other income	37	36	208	33

Total non-operating income	10	77	154	349
(Loss) Income before income taxes	(323)	156	(1,010)	320
Provision for income taxes	3	166	8	178

Net (loss) income	$(326)	$(10)	$(1,018)	$142

Basic net (loss) income per common share	$(0.03)	$(0.00)	$(0.10)	$0.01

Diluted net loss per common share	$(0.03)	$(0.01)	$(0.10)	$(0.02)

Basic weighted average common shares outstanding	10,758	10,741	10,754	11,686

Diluted weighted average common shares outstanding	10,758	10,756	10,754	11,706

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(326)	$(10)	$(1,018)	$142
Other comprehensive income components:
Foreign currency translation	1,229	611	242	817

Total other comprehensive income	1,229	611	242	817

Comprehensive income (loss)	$903	$601	$(776)	$959

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net (loss) income	$(1,018)	$142
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,030	949
Change in fair value of common stock warrant liability	—	(379)
Stock-based compensation expense	904	346
Deferred income taxes	—	(170)
Changes in operating assets and liabilities:
Accounts receivable	(1,133)	390
Due from related party	—	900
Inventories	(579)	(966)
Prepaid expenses and other current assets	(981)	(670)
Other non-current assets	5	—
Accounts payable	(37)	282
Accrued expenses	2,076	85
Deferred revenue	(305)	(41)

Net cash (used in) provided by operating activities	(38)	868
Investing activities:
Purchases of property and equipment	(525)	(1,236)

Net cash used in investing activities	(525)	(1,236)
Financing activities:
Proceeds from exercise of common stock options	83	17
Purchase of treasury stock	—	(8,509)
Principal payments on notes payable	(118)	(121)
Dividends paid	(14)	(14)

Net cash used in financing activities	(49)	(8,627)
Effect of exchange rate changes on cash and cash equivalents	(20)	35

Net decrease in cash and cash equivalents	(632)	(8,960)
Cash and cash equivalents, beginning of period	16,762	20,715

Cash and cash equivalents, end of period	$16,130	$11,755

Supplemental cash flow information
Cash paid for interest	$51	$64

Cash paid for income taxes	$2	$3

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (formerly Columbia Laboratories, Inc.) (“Juniper” or the “Company”) for the year ended December 31, 2014 filed with the SEC on March 18, 2015, (the “2014 Annual Report”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter.

In April 2015, the Company changed its name from Columbia Laboratories, Inc. to Juniper Pharmaceuticals, Inc. In addition, the Company’s subsidiary formerly known as Molecular Profiles Ltd. changed its name to Juniper Pharma Services Ltd (“Juniper Pharma Services”).

Revision of Prior Interim Period Financial Statements

During the fourth quarter of 2014, the Company identified errors relating to the recognition of revenue for certain services transactions and contractual arrangements during 2014. Specifically, the Company determined that certain service revenues were recorded in the incorrect periods within 2014 and that revenue for certain services transactions was recognized outside the conditions required for revenue recognition under the Company’s accounting policies. The Company determined that, under U.S. GAAP rules, $0.2 million of its first quarter revenues and $0.2 million of second quarter revenues for 2014 should not have been recognized.

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

The results for the three and six months ended June 30, 2014 incorporate the foregoing adjustments.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; allowance for doubtful accounts; inventory reserve; impairment analysis of goodwill and intangibles including their useful lives; deferred tax assets, liabilities and valuation allowances; common stock warrant valuations; and fair value of stock options. Management evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$788	$761
Work in process	1,903	1,095
Finished goods	1,088	1,345

Total	$3,779	$3,201

(3) Goodwill and Intangible Assets

Changes to goodwill during the six months ended June 30, 2015 were as follows (in thousands):

Total
Balance—December 31, 2014	$10,503
Effects of foreign currency translation	126

Balance—June 30, 2015	$10,629

Intangible assets consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—June 30, 2015	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(1)	(4)	(4)	(9)
Accumulated amortization	(179)	(454)	(316)	(949)

Balance—June 30, 2015	$120	$912	$920	$1,952

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2014	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(5)	(20)	(18)	(43)
Accumulated amortization	(127)	(333)	(225)	(685)

Balance—December 31, 2014	$168	$1,017	$997	$2,182

Amortization expense related to the developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended June 30, 2015 was $0.2 million. Amortization expense for the three months ended June 30, 2014 was $0.2 million. Amortization expense for the six months ended June 30, 2015 was $0.3 million. Amortization expense for the six months ended June 30, 2014 was $0.3 million. As of June 30, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2015	$255
2016	463
2017	367
2018	337
2019	305
2020 and thereafter	225

Total	$1,952

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (formerly Molecular Profiles Ltd.). Juniper Pharma Services had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. Juniper Pharma Services had drawn down $3.9 million under the Loan Agreement and as of June 30, 2015 owed a principal balance of $3.5 million. The three loan facilities are each repayable in monthly installments: one started repayment in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at June 30, 2015 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the six months ended June 30, 2015 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Service’s ability to materially alter the character of its business. As of June 30, 2015, Juniper Pharma Services is in compliance with all of the covenants under the Loan Agreement.

In September 2013, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the expansion of its facility. As part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2015, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income line item in the consolidated statement of operations and is recognized on a decelerated basis over the obligation period through October 2017. As of June 30, 2015, the obligation is valued at $1.9 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2015	$314
2016	817
2017	755

Total	$1,886

(5) Intra-Vaginal Ring Technology Licensing

In March 2015, the Company licensed exclusive worldwide rights (“License Agreement”) to a proprietary intra-vaginal ring (“IVR”) technology. Due to its novel polymer composition and segmentation capability, the IVR has the ability to deliver drugs, including larger molecules such as peptides, at different dosages and release rates within a single segmented ring. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology (“MIT”) and Dr. William Crowley from Massachusetts General Hospital (“MGH”) and Harvard Medical School. Drs. Langer and Crowley have each agreed to serve a three-year term as strategic advisors to the Company in exchange for an upfront one-time payment plus quarterly fees and equity compensation.

Juniper has agreed to incur minimum annual expenditures to develop products using the IVR technology, and will make milestone-based payments to MGH/MIT (the “Licensor”) when various stages of product development and commercialization are achieved. The Company will also share a portion of any royalties or sublicense revenues received from products utilizing the IVR technology with MGH and MIT.

Juniper has the right to terminate the License Agreement by giving 90 days advance written notice to the Licensor. The Licensor has the right to terminate the License Agreement should Juniper fail to make payments due under the License Agreement, subject to a 15 day cure period, or fail to maintain the insurance required by the license Agreement. The Licensor may also terminate the License Agreement based on Juniper’s non-financial default under the License Agreement, subject to a 60 day cure period.

(6) Segments and Geographic Information

The Company currently operates in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE® (progesterone gel), the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Allergan, Inc. (“Allergan”), previously known as Actavis, for CRINONE sales in the United States. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs. The Company conducts all of its operational functions from one location in Nottingham, United Kingdom. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company offers its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services.

The Company’s largest customer, Merck Serono, acquires product from the Company through its Switzerland-based subsidiary, which it then sells throughout the world excluding the U.S. The Company’s primary domestic customer, Allergan, is responsible for the commercialization and sale of progesterone products in the United States. Juniper Pharma Services provides services to customers in many jurisdictions; including the European Union, United States, Australia and Canada. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$1,877	$2,144	$3,624	$4,645
Switzerland	6,691	3,522	11,629	7,053
Other countries	1,645	988	3,286	1,972

Total	$10,213	$6,654	$18,539	$13,670

Total assets:

	June 30, 2015	December 31, 2014
United States	$18,675	$18,212
United Kingdom	32,457	32,140
Other countries	3,099	1,856

Total	$54,231	$52,208

Long-lived assets:

	June 30, 2015	December 31, 2014
United Kingdom	$11,993	$12,361
Other countries	1,015	776

Total	$13,008	$13,137

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended June 30, 2015 and 2014, Merck Serono and Allergan accounted for 65% and 8%, and 53% and 15% of total revenues, respectively. For the six months ended June 30, 2015 and 2014, Merck Serono and Allergan accounted for 62% and 10%, and 47% and 15% of total revenues, respectively. For the three months ended June 30, 2015 one customer accounted for 10% of total service revenues. No additional customers accounted for 10% or more of total revenues for the three or six months ended June 30, 2015 and 2014.

At June 30, 2015 Merck Serono and Allergan made up 67% and 33% of the product segment accounts receivable, respectively. At December 31, 2014 Merck Serono and Allergan accounted for 54% and 46% of the product segment accounts receivable, respectively. At June 30, 2015 one customer accounted for 11% of total service segment net accounts receivable. No other customers accounted for greater than 10% of the service segment accounts receivable. At December 31, 2014 two customers accounted for 18% and 11% of total service segment accounts receivable.

The following summarizes other information by segment for the three months ended June 30, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$6,635	$—	$6,635
Service revenues	—	2,714	2,714
Royalties	864	—	864

Total revenues	7,499	2,714	10,213

Cost of product revenues	3,521	—	3,521
Cost of service revenues	—	2,049	2,049

Total cost of revenues	3,521	2,049	5,570

Gross profit	3,978	665	4,643
Total operating expenses			4,976
Total non-operating income			10

Loss before income taxes			(323)

The following summarizes other information by segment for the three months ended June 30, 2014 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$3,508	$—	$3,508
Service revenues	—	2,110	2,110
Royalties	1,036	—	1,036
Other revenues	—	—	—

Total revenues	4,544	2,110	6,654

Cost of product revenues	1,953	—	1,953
Cost of service revenues	—	1,916	1,916

Total cost of revenues	1,953	1,916	3,869

Gross profit	2,591	194	2,785
Total operating expenses			2,706
Total non-operating income			77

Income before income taxes			156

The following summarizes other information by segment for the six months ended June 30, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$11,510	$—	$11,510
Service revenues	—	5,174	5,174
Royalties	1,855	—	1,855

Total revenues	13,365	5,174	18,539

Cost of product revenues	6,633	—	6,633
Cost of service revenues	—	3,815	3,815

Total cost of revenues	6,633	3,815	10,448

Gross profit	6,732	1,359	8,091
Total operating expenses			9,255
Total non-operating income			154

Loss before income taxes			(1,010)

The following summarizes other information by segment for the six months ended June 30, 2014 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$6,969	$—	$6,969
Service revenues	—	4,588	4,588
Royalties	2,113	—	2,113
Other revenues	—	—	—

Total revenues	9,082	4,588	13,670

Cost of product revenues	4,379	—	4,379
Cost of service revenues	—	3,762	3,762

Total cost of revenues	4,379	3,762	8,141

Gross profit	4,703	826	5,529
Total operating expenses			5,558
Total non-operating income			349

Income before income taxes			320

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2015 Cost	December 31, 2014 Cost
Machinery and equipment	3-10	$6,425	$6,080
Furniture and fixtures	3-5	1,035	1,019
Computer equipment and software	3	447	188
Buildings	Up to 39	9,170	9,062
Land	Indefinite	597	590
Construction in-process		61	107

		17,735	17,046
Less: Accumulated depreciation		(4,818)	(4,005)

Total		$12,917	$13,041

Depreciation expense was $0.4 million for both the three months ended June 30, 2015 and 2014. Depreciation expense for the six months ended June 30, 2015 and 2014 was $0.8 million and $0.7 million, respectively.

(8) Net (Loss) Income Per Common Share

The calculation of basic and diluted (loss) per common and common equivalent share is as follows (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic (loss) income per common share
Net (loss) income	$(326)	$(10)	$(1,018)	$142
Less: Preferred stock dividends	(7)	(7)	(14)	(14)

Net (loss) income applicable to common stock	$(333)	$(17)	$(1,032)	$128

Basic weighted average number of common shares outstanding	10,758	10,741	10,754	11,686

Basic net (loss) income per common share	$(0.03)	$(0.00)	$(0.10)	$0.01

Diluted (loss) income per common share
Net (loss) income applicable to common stock	$(333)	$(17)	$(1,032)	$128
Add: Preferred stock dividends	—	7	—	14
Less: Fair value of stock warrants for dilutive warrants	—	(70)	—	(379)

Net (loss) applicable to dilutive common stock	$(333)	$(80)	$(1,032)	$(237)

Basic weighted average number of common shares outstanding	10,758	10,741	10,754	11,686
Effect of dilutive securities
Dilutive stock awards	—	—	—	—
Dilutive preferred share conversions	—	15	—	20

	—	15	—	20
Diluted weighted average number of common shares outstanding	10,758	10,756	10,754	11,706

Diluted net (loss) per common share	$(0.03)	$(0.01)	$(0.10)	$(0.02)

Basic (loss) income per common share is computed by dividing the net income, less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted loss per common share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.5 million and 1.8 million in each of the three month periods ended June 30, 2015 and 2014, respectively, because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.5 million and 1.8 million in each of the six month periods ended June 30, 2015 and 2014, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive income during the six months ended June 30, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2014	$(63)	$(63)
Current period other comprehensive income	242	242

Balance—June 30, 2015	$179	$179

(10) Stock-Based Compensation

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $0.4 million and $0.2 million, respectively. Stock-based compensation expense for the six months ended June 30, 2015 and 2014 was $0.9 million and $0.3 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$22	$13	$41	$13
Sales and marketing	10	13	18	16
Research and development	233	—	608	—
General and administrative	107	156	237	317

Total	$372	$182	$904	$346

Cash received for option exercises was $0.1 million and $17,000 for the six months ended June 30, 2015 and 2014, respectively.

Juniper granted 232,000 and 222,000 stock options to employees during the six months ended June 30, 2015 and 2014, respectively.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. In March 2015, 240,000 stock options were granted by the Company to non-employees. One-third of the options vested immediately resulting in $0.4 million of stock based compensation expense. During the three months ended June 30, 2015 the Company has recorded stock based compensation expense of $0.2 million. The stock based compensation expense recorded for non-employees is reflected in the research and development line of the statement of operations. The remaining options will be re-measured over a 1.75 year period from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The weighted-average grant date fair values of the options granted during the six months ended June 30, 2015 and 2014 were $3.62 and $4.51, respectively for employees and $4.44 and $0 for non-employees, using the following assumptions:

	Six Months Ended March 31,
	2015	2014
Risk free interest rate	0.87% - 1.47%*	1.64%
Expected term	4.56 - 7 years*	4.75 years
Dividend yield	—	—
Expected volatility	76.76% - 82.88%*	81.36%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the six months ended June 30, 2015 and 2014 was derived using the simplified method for employees and the contractual term of the option for non-employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

*	Represents the fair value assumptions for the non-employee options.

As of June 30, 2015, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $2.4 million, which the Company expects to recognize over a weighted-average period of 2.81 years.

(11) Fair Value of Financial Instruments

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

The fair value of cash and cash equivalents are classified as Level 1 at June 30, 2015 and December 31, 2014.

The fair value of the common stock warrant liability was $0 as of March 31, 2015 and the warrant expired in April 2015. Therefore, during the three months ended June 30, 2015 no income or expense was recorded to adjust the value of the common stock warrant liability to fair value. The value of the common stock warrant liability was determined by using the Black-Scholes option pricing model, which is based on the Company’s stock price at measurement date, exercise price of the common stock warrants, risk-free interest rate and historical volatility, and are classified as a Level 2 measurement. During the three and six months ended June 30, 2014 the Company recorded income of $0.1 million and $0.4 million, respectively, to adjust the value of the common stock warrant liability to fair value.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(12) Related Party Transactions

On March 7, 2014 the Company acquired all of its common stock beneficially owned by Allergan, which represented approximately 11.5% of the Company’s outstanding common stock at that time. Immediately following the closing of the stock repurchase and as of June 30, 2015, Allergan did not own any of the Company’s outstanding common stock. Juniper purchased the 1.4 million shares held by Allergan at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

Pursuant to its Purchase and Collaboration Agreement with Allergan, Juniper receives royalties equal to a minimum of 10% of annual net sales of CRINONE by Allergan for annual net sales up to $150 million; 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Allergan also purchased the remaining raw materials Juniper had on hand in the six months ended June 30, 2014.

The table below presents the transactions between the Company and Allergan during the six months ended June 30, 2014 (prior to the time Allergan ceased to be a related party) (in thousands):

Six Months Ended June 30, 2014
Revenues
Net product revenues	$167
Royalties	714

Total net revenues	$881

As of June 30, 2015 and December 31, 2014 any amounts due from Allergan are now classified as a component of accounts receivable, net on the consolidated balance sheet. There were no amounts due to Allergan at June 30, 2015 and December 31, 2014.

(13) Income Taxes

During the three months ended June 30, 2015 and 2014, Juniper recorded income tax expense of $3,000 and $0.2 million, respectively, representing an effective tax rate of 0.9% and 106%, respectively. During the six months ended June 30, 2015 and 2014, Juniper recorded income tax expense of $8,000 and $0.2 million, respectively, representing an effective tax rate of 0.8% and 51%, respectively. The income tax provision for the three and six months ended June 30, 2015 is primarily attributable to state taxes owed. The income tax provision for the three and six months ended June 30, 2014 is primarily attributable to a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses, offset partially by a benefit recorded due to taxable losses generated in foreign jurisdictions.

Juniper files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Juniper is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Juniper is no longer subject to U.S. state tax examinations for years prior to 2012.

(14) Recent Accounting Pronouncements

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

Company Overview

In April 2015, we changed our name from Columbia Laboratories, Inc. to Juniper Pharmaceuticals, Inc. and our subsidiary formerly known as Molecular Profiles Ltd. changed its name to Juniper Pharma Services Ltd. (“Juniper Pharma Services”). This name change was initiated to reflect the focus of the Company as a women’s health specialty pharmaceutical company with unique in-house development and clinical manufacturing capabilities.

We are in the business of developing specialty pharmaceutical products that utilize proprietary drug delivery technologies to treat unmet medical needs in women’s health. In the near-term, we expect to advance product candidates into clinical development and through Phase 2 proof-of-concept clinical studies. Upon successful completion of Phase 2 studies, we may continue development ourselves or partner with other pharmaceutical firms for later stage development, regulatory submission or commercialization. In addition, we also provide drug development, contract manufacturing and consulting services to pharmaceutical industry customers through our subsidiary Juniper Pharma Services. This includes the management of the supply chain and contract manufacturing for our sole commercial product, CRINONE, and our partner Merck Serono

Historically, we have developed five prescription and “over-the-counter” women’s health pharmaceutical products utilizing our Bioadhesive Delivery System (“BDS”) technology. Currently, we receive product revenues from the manufacture and sale of CRINONE to our commercial partner Merck Serono, internationally. We sold the rights to CRINONE in the United States to Allergan and receive royalty revenues from Allergan based on their U.S. sales.

We are developing a proprietary pipeline of women’s health products. We are currently advancing COL-1077, an investigational 10% lidocaine bioadhesive vaginal gel intended as an acute use anesthetic for minimally invasive gynecological procedures. In June 2015, we began enrolling patients in a Phase 2 clinical study evaluating the safety and efficacy of COL-1077 in women undergoing pipelle-directed endometrial biopsy with tenaculum placement. The primary endpoint of this study is the reduction in pain intensity at the time of biopsy. Results of this clinical study are expected in mid-2016. We are actively evaluating additional drug candidates to add to our pipeline.

Our strategic focus is on the following objectives:

•	Supplying CRINONE to our commercial partner, Merck Serono, for sale in over 90 countries around the world;

•	Growing our pharmaceutical service business;

•	Advancing COL-1077, investigational 10% lidocaine bioadhesive vaginal gel, into clinical development; and

•	Identifying product candidates and building a pipeline of pharmaceutical products focused on women’s health utilizing our proprietary BDS and intra-vaginal ring (“IVR”) technologies.

We believe we will be able to generate sufficient cash from operations to execute on our 2015 objectives and maintain our strong balance sheet.

Supply of CRINONE:

Under the terms of the amended license and supply agreement with Merck Serono, we sell CRINONE to Merck Serono on a country-by-country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck Serono’s net selling price. Through 2020, the percentage of net selling price is determined based on a tiered structure. As sales volumes increase our percentage share of incremental sales decreases. These thresholds serve to incentivize Merck Serono to continue to develop existing markets and to enter new markets. Additionally, the parties are jointly cooperating to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck Serono may elect to retain a license to the product and will have an irrevocable fully paid-up license to the product.

We manufacture our products in Europe using third party contract manufacturers on behalf of our foreign subsidiaries that sell the products to our worldwide licensee, and, before November 2013, sold products for resale in the United States to us. Because our foreign subsidiaries recognize these sales and only their associated product manufacturing costs, we have historically shown a profit from our foreign operations.

Pharmaceutical Service Business:

We provide a range of services to the pharmaceutical industry and our customers range from start-up biotechnology firms to global pharmaceutical companies. Within our services offering, we provide our customers expertise on the characterization, development and manufacturing of small molecule compounds. Our services model allows us to take our customers drug candidates from early development through to clinical trials manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues and we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress”.

Product Development

Development of COL-1077 10% Lidocaine Bioadhesive Vaginal Gel:

COL-1077 is intended as an acute use anesthetic for minimally invasive gynecological procedures. In March 2015, we filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for COL-1077. In June 2015, we began enrolling patients in a randomized, double-blinded, placebo controlled Phase 2 clinical trial to evaluate the safety and efficacy of COL-1077 in women undergoing transvaginal pipelle-directed endometrial biopsy with tenaculum placement. This study is designed to enroll 150 patients at 15 U.S. sites. We utilized our internal capabilities at our Nottingham facility for the development and clinical trial manufacturing of this product, and we are using external contract research organizations for clinical trial management.

Intra-Vaginal Ring (IVR) Technology Licensing:

In March 2015, we obtained a license for the exclusive worldwide rights to a proprietary IVR technology. Due to its novel polymer composition and segmentation capability, the IVR has the potential to deliver drugs, including larger molecules such as peptides, at different dosages and release rates within a single segmented ring. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School, who serve on our Scientific Advisory Board (“SAB”). This drug delivery technology will be utilized for in-house new product development programs and for potential partnering opportunities for product life cycle management.

Scientific Advisory Board (“SAB”):

In April 2015, we created a SAB comprised of internationally renowned physicians and scientists. The SAB provides scientific and clinical perspective on the identification and advancement of product candidates for our women’s health strategy. The SAB consists of the following members: William F. Crowley, Jr., Martyn Davies, Robert S. Langer, Ginger D. Constantine and Daniel A. Shames. The expertise of the SAB covers multiple areas relevant to our proprietary product development strategy, including drug delivery and biomaterials, innovative engineering, women’s health, including reproductive endocrinology, and regulatory affairs.

Sources of Revenue:

We generate revenues primarily from the sale of our products and services and from a royalty stream. During the three months ended June 30, 2015, we derived approximately 65% of our revenues from the sale of our products, 27% from the sale of our services and 8% from our royalty stream and certain other revenues. During the three months ended June 30, 2014, we derived approximately 53% of our revenues from the sale of our products, 32% from the sale of our services and 15% from our royalty stream and certain other revenues. During the six months ended June 30, 2015, we derived approximately 62% of our revenues from the sale of our products, 28% from the sale of our services, and 10% from our royalty stream and certain other revenues. During the six months ended June 30, 2014, we derived approximately 51% of our revenues from the sale of our products, 34% from the sale of our services and 15% from our royalty stream and certain other revenues. Generally, we recognize revenue from the sale of our products upon shipment to our customers, revenues from services as the work is performed and revenues from royalties as sales are made by the licensee.

We expect that future recurring revenues will be derived from product sales to Merck Serono, a royalty stream from Allergan, and from our service business. Quarterly sales results can vary widely and affect comparisons with prior periods because (i) products shipped to Merck Serono occur only in full batches, and may not correlate to Merck Serono’s in-market sales and (ii) service revenues are driven by obtaining and retaining our customer contracts, which may vary widely from quarter to quarter.

Results of Operations – Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$6,635	65%	$3,508	53%	$3,127	89%
Service revenues	2,714	27	2,110	32	604	29
Royalties	864	8	1,036	16	(172)	(17)

Total revenues	10,213	100	6,654	100	3,559	53
Cost of product revenues	3,521	34	1,953	29	1,568	80
Cost of service revenues	2,049	20	1,916	29	133	7

Total cost of revenues	5,570	55	3,869	58	1,701	44
Gross profit	4,643	45	2,785	42	1,858	67
Operating expenses:
Sales and marketing	282	3	467	7	(185)	(40)
Research and development	2,132	21	—	—	2,132	100
General and administrative	2,562	25	2,239	34	323	14

Total operating expenses	4,976	49	2,706	41	2,270	84

(Loss) income from operations	(333)	(3)	79	1	(412)	(552)
Interest expense, net	(27)	—	(29)	—	2	(7)
Change in fair value of common stock warrant liability	—	—	70	1	(70)	(100)
Other income	37	—	36	1	1	3

(Loss) income before income taxes	(323)	(3)	156	2	(479)	(307)
Provision for income taxes	3	—	166	2	(163)	(98)

Net (loss)	$(326)	(3)%	$(10)	—%	$(316)	3,160%

Revenues

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Product revenues	$6,635	$3,508	$3,127	89%
Service revenues	2,714	2,110	604	29
Royalties	864	1,036	(172)	(17)

Total revenues	$10,213	$6,654	$3,559	53%

Revenues in the three months ended June 30, 2015 increased by $3.6 million, or 53%, compared to the three months ended June 30, 2014. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of products increased by approximately $3.1 million, or 89%, from the 2014 period primarily due to the resumption of normalized shipments of CRINONE in a key market in the third quarter of 2014.

•	Royalty revenues decreased $0.2 million, or 17%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The intellectual property rights and technology for Legatrin PM were monetized for $2.1 million in the third quarter of 2014, eliminating recurring royalties (approximately $0.1 million per quarter). 2015 royalties are solely from Allergan’s sales of CRINONE.

Service

•	Service revenues increased approximately $0.6 million or 29% from the 2014 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Cost of product revenues	$3,521	$1,953	$1,568	80%
Cost of service revenues	2,049	1,916	133	7

Total cost of revenues	$5,570	$3,869	$1,701	44%

Total cost of revenues (as a percentage of total revenues)	55%	58%
Product gross margin	53%	57%
Service gross margin	25%	9%

Total cost of revenues was $5.6 million and $3.9 million for the three month periods ended June 30, 2015 and 2014, respectively. The increase in total cost of revenues in 2015 was proportionally higher based on the revenue increase resulting from the resumption of CRINONE sales in a key market. There was a 16% increase in units shipped in the 2015 period as compared to the 2014 period. In addition, costs were impacted by several process improvements for CRINONE initiated during the period ended June 30, 2015. Cost of service revenues are largely fixed and consist mainly of personnel and facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.

Product gross margin, including royalty income, decreased in 2015 as compared to 2014 due to pricing discounts granted to Merck Serono based on volume purchases per the agreement. In addition the reduction in royalty income also contributed to the decline. Service gross margin increased in 2015 as compared to 2014 due to increased customer volumes and a change in mix of revenue type within the service segment.

Sales and marketing expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Sales and marketing	$282	$467	$(185)	(40)%
Sales and marketing (as a percentage of total revenues)	3%	7%

Sales and marketing expenses incurred during the three months ended June 30, 2015 and 2014 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for tradeshows and conference fees. This decrease from 2014 primarily relates to costs associated with certain organizational changes within Juniper Pharma Services Ltd.

Research and development

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Research and development	$2,132	$—	$2,132	100%
Research and development (as a percentage of total revenues)	21%	—%

Research and development costs incurred during the three months ended June 30, 2015 were largely associated with the development of COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. Drs. Robert Langer and William Crowley joined as strategic advisors to the Company in March 2015 and we incurred $0.2 million of stock compensation expense in connection with their agreements for the three months ended June 30, 2015. There were no research and development expenses in the three months ended June 30, 2014. As we continue to advance COL-1077 and other potential proprietary product programs, we expect corresponding increases in research and development costs.

General and administrative expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
General and administrative	$2,562	$2,239	$323	14%
General and administrative (as a percentage of total revenues)	25%	34%

General and administrative expenses increased by $0.3 million to $2.6 million for the three months ended June 30, 2015, compared with $2.2 million for the three months ended June 30, 2014. This increase was attributable principally to costs associated with certain organizational changes within Juniper Pharma Services Ltd. and higher Corporate recruitment and annual meeting expenses.

Non-operating income and expense

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Interest expense, net	$(27)	$(29)	$2	(7)%
Change in fair value of common stock warrant liability	$—	$70	$(70)	(100)%
Other income	$37	$36	$1	3%

Interest expense, net, remains consistent in the comparable periods and relates to interest paid on the debt we currently have on our Nottingham facility.

The fair value of the common stock warrant liability as of March 31, 2015 was zero, and the warrants expired in April 2015. Therefore, during the three months ended June 30, 2015 no income or expense was recorded. We recorded income of $0.1 million associated with the change in fair value of common stock warrant liability for the three months ended June 30, 2014.

Other income for the three months ended June 30, 2015 and June 30, 2014 increased primarily due to the income associated with the Regional Growth Fund, which is recognized on a decelerated basis over the obligation period offset by net foreign currency transaction losses related to the strengthening of the Euro and the British Pound against the U.S dollar. See Liquidity and Capital Resources for more information on the Regional Growth Fund income.

Provision for income taxes

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Provision for income taxes	$3	$166	$(163)	(98)%
Provision for income taxes (as a percentage of income before income taxes)	0.9%	106%

The 2015 effective tax rate represents state minimum taxes owed. The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, and a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s net operating losses partially offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. Currently, we have a full valuation allowance that offsets our net domestic deferred tax asset.

Results of Operations – Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following tables contain selected consolidated statement of operations information, which serves as the basis of the discussion surrounding the results of our operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$11,510	62%	$6,969	51%	$4,541	65%
Service revenues	5,174	28	4,588	34	586	13
Royalties	1,855	10	2,113	15	(258)	(12)

Total revenues	18,539	100	13,670	100	4,869	36
Cost of product revenues	6,633	36	4,379	32	2,254	51
Cost of service revenues	3,815	21	3,762	28	53	1

Total cost of revenues	10,448	56	8,141	60	2,307	28
Gross profit	8,091	44	5,529	40	2,562	46
Operating expenses:
Sales and marketing	603	3	868	6	(265)	(31)
Research and development	3,516	19	—	—	3,516	100
General and administrative	5,136	28	4,690	34	446	10

Total operating expenses	9,255	50	5,558	41	3,697	67

Loss from operations	(1,164)	(6)	(29)	—	(1,135)	3,194
Interest expense, net	(54)	—	(63)	—	9	(14)
Change in fair value of common stock warrant liability	—	—	379	3	(379)	(100)
Other income	208	1	33	—	175	530

(Loss) income before income taxes	(1,010)	(5)	320	3	(1,330)	(416)
Provision for income taxes	8	—	178	1	(170)	(96)

Net (loss) income	$(1,018)	(5)%	$142	1%	$(1,160)	(817)%

Revenues

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Product revenues	$11,510	$6,969	$4,541	65%
Service revenues	5,174	4,588	586	13
Royalties	1,855	2,113	(258)	(12)

Total revenues	$18,539	$13,670	$4,869	36%

Revenues in the six months ended June 30, 2015 increased by $4.9 million, or 36%, compared to the six months ended June 30, 2014. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of products increased by approximately $4.5 million, or 65%, from the 2014 period primarily due to the resumption of normalized shipments of CRINONE in a key market in the third quarter of 2014.

•	Royalty revenues decreased $0.3 million, or 12%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The intellectual property rights and technology for Legatrin PM were monetized for $2.1 million in the third quarter of 2014, eliminating recurring royalties (approximately $0.1 million per quarter). 2015 royalties are solely on Allergan’s sales of CRINONE.

Service

•	Service revenues increased approximately $0.6 million, or 13%, from the 2014 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Cost of product revenues	$6,633	$4,379	$2,254	51%
Cost of service revenues	3,815	3,762	53	1

Total cost of revenues	$10,448	$8,141	$2,307	28%

Total cost of revenues (as a percentage of total revenues)	56%	40%
Product gross margin	50%	52%
Service gross margin	26%	18%

Total cost of revenues was $10.4 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in total cost of revenues in 2015 was largely driven by the resumption of shipments of CRINONE in a key market. Accordingly, cost of product revenues increased due to a 29% increase in units shipped in the 2015 period as compared to the 2014 period.

Cost of service revenues are largely fixed and consist mainly of personnel and facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Product gross margin remained fairly consistent in 2015 as compared to 2014. Service gross margin increased in 2015 as compared to 2014 due to increased customer volumes and a change in mix of revenue type within the service segment.

Sales and marketing expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Sales and marketing	$603	$868	$(265)	(31)%
Sales and marketing (as a percentage of total revenues)	3%	6%

Sales and marketing expenses incurred during the six months ended June 30, 2015 and 2014 were attributable to our services business and consist of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. This decrease primarily relates to costs associated with certain organizational changes within Juniper Pharma Services Ltd.

Research and development

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Research and development	$3,516	$—	$3,516	100%
Research and development (as a percentage of total revenues)	19%	—%

Research and development costs incurred during the six months ended June 30, 2015 were primarily associated with the development of COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. Drs. Robert Langer and William Crowley joined as strategic advisors to the Company in March 2015 and we incurred $0.6 million of stock compensation expense in connection with their agreements during the six months ended June 30, 2015. There were no research and development expenses in the six months ended June 30, 2014. As we continue to advance COL-1077 and other potential proprietary product programs, we expect corresponding increases in research and development costs.

General and administrative expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
General and administrative	$5,136	$4,690	$446	10%
General and administrative (as a percentage of total revenues)	28%	34%

General and administrative expenses increased by $0.4 million to $5.1 million for the six months ended June 30, 2015, compared with $4.7 million for the six months ended June 30, 2014. This increase was attributable principally to costs associated with certain organizational changes within Juniper Pharma Services Ltd, higher legal and audit expenses related to our annual audit process, and higher Corporate recruitment and annual meeting expenses.

Non-operating income and expense

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Interest expense, net	$(54)	$(63)	$9	(14)%
Change in fair value of common stock warrant liability	$—	$379	$(379)	(100)%
Other income (expense), net	$208	$33	$175	530%

Interest expense, net, remains consistent in the comparable periods and relates to interest paid on the debt we currently have on our Nottingham facility.

The fair value of the common stock warrant liability as of March 31, 2015 was zero, and the warrants expired in April 2015. Therefore, during the six months ended June 30, 2015 no income or expense was recorded. The income of $0.4 million associated with the change in fair value of common stock warrant liability for the six months ended June 30, 2014.

Other income (expense), net, for the six months ended June 30, 2015 increased primarily due to the income associated with the Regional Growth Fund, which is recognized on a decelerated basis over the obligation period offset by net foreign currency transaction gains related to the weakening of the Euro and the British Pound against the U.S dollar in the 2015 period. The other expense for the six months ended June 30, 2014 relates to income associated with the Regional Growth Fund, offset by net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar.

Provision for income taxes

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Provision for income taxes	$8	$178	$(170)	(96)%
Provision for income taxes (as a percentage of income before income taxes)	0.8%	56%

The 2015 effective tax rate represents state minimum taxes owed. The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, and a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s net operating losses, partially offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. Currently we have a full valuation allowance that offsets our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, including research and development activities, fund working capital needs, make capital expenditures and fund acquisitions.

At June 30, 2015, our cash and cash equivalents were $16.1 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In March 2014, we acquired all of our common stock beneficially owned by Allergan, which represented 11.5% of our outstanding common stock at the time. Immediately following the closing of the stock repurchase, Allergan did not own any of our outstanding common stock. We purchased the 1.4 million shares held by Allergan at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of Juniper Pharma Services. Juniper Pharma Services had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. Juniper Pharma Services had drawn down $3.9 million under the Loan Agreement and as of June 30, 2015 owed a principal balance of $3.5 million. The three loan facilities are each repayable in monthly installments: one started repayment in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at June 30, 2015 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the six months ending June 30, 2015 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of Juniper Pharma Services’ business. As of June 30, 2015, Juniper Pharma Services remained in compliance with all of the covenants under the Loan Agreement.

In September 2013, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of their second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2015, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next three years. As of June 30, 2015, the obligation is valued at $1.9 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

(in thousands):

Year	Total
Remainder of 2015	$314
2016	817
2017	755

Total	$1,886

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future services and products and the resources we devote to developing and supporting the same. Our capital expenditures decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Our capital expenditures for the six months ended June 30, 2015 were $0.5 million compared to $2.0 million for the six months ended June 30, 2014. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site and for our contract manufacturer sites. We expect our capital expenditures to remain consistent in the year ending December 31, 2015, as compared to the year ended December 31, 2014, primarily due to continued investments made at the Nottingham site.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2014, we resumed research and development activities for COL-1077, an investigational sustained-release lidocaine vaginal gel, intended as an acute use anesthetic for minimally invasive gynecological procedures. In 2015, we expect our research and development expenses to increase as a percentage of revenue as compared to the 2014 period reflecting our heightened investment in research and development, including costs of our SAB, the development of COL-1077, the development of drug candidates utilizing our BDS and IVR technologies, and the pursuit of other drug development opportunities.

As of June 30, 2015, we had 294,124 exercisable options and 502,907 exercisable warrants outstanding which, if exercised, would result in approximately $7.9 million of additional capital and would cause the number of shares outstanding to increase; provided, however, that the cashless exercise feature of certain warrants will result in no cash to us. There can be no assurance that any such options or warrants will be exercised. The intrinsic value of exercisable options and warrants was $0.8 million for the six months ended June 30, 2015. There was no aggregate intrinsic value of exercisable options and warrants for the six months ended June 30, 2014. We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future.

Cash Flows

Net cash used by operating activities for the six months ended June 30, 2015 was $38,000 and resulted primarily from a $1.0 million net loss for the period and net changes in working capital items decreased cash by $1.0 million offset by approximately $1.9 million in depreciation and amortization and stock-based compensation expense. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2015, primarily relating to the principal payments on the note (Loan Agreement) offset by proceeds from the exercise of common stock options.

Net cash provided by operating activities for the six months ended June 30, 2014 was $0.9 million and resulted primarily from $0.1 million of net income for the period and net changes to working capital, which were largely offsetting offset by approximately $1.3 million in depreciation and amortization and stock-based compensation expense and decreased by $0.5 million for the change in fair value of stock warrant liability and deferred income taxes. Net cash used in investing activities was $1.2 million for the six months ended June 30, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.6 million for the six months ended June 30, 2014, primarily relating to the $8.5 million stock buyback from Allergan.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31,

2014. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of June 30, 2015.

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

Foreign Currency Exchange

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 69% of our total international revenues for the three months ended June 30, 2015. The remaining 31% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in the Company’s Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 18, 2015. The material weakness identified by management relates to revenue recognition for services transactions and contractual agreements. This material weakness continued to exist as of June 30, 2015.

Management has commenced the following steps to remediate the material weakness identified above:

•	Staffing: In addition to a realignment of our accounting staff structure and operations, we have added key personnel in our UK office and provided the necessary training to better ensure compliance with our revenue recognition policies. We have also designed various controls around the review and approval of transactions that impact our judgment on recognizing revenue.

•	Policies and procedures: We have engaged external accounting experts to assist us with enhancing our policies and procedures related to revenue recognition, contracting and other areas reflected in the material weakness.

•	Systems: We are completing a series of incremental software solutions to enhance our documentation in critical areas such as revenue recognition.

•	Process improvements: We have redesigned specific processes and controls associated with services revenue recognition, including the targeted review and approval of relevant transactions and enhanced monthly closing and reconciliation processes.

•	Organizational: Remediation of the material weakness is an organizational priority communicated to all relevant personnel, reflected in their compensation structure and monitored on a regular basis.

The Company is implementing procedures and controls to remediate the internal controls deficiencies that have been identified and will test these procedures and controls in order to verify the remediation of such deficiencies. We are continuing to implement and test these controls will a view towards completing remediation efforts by the end of 2015.

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

As a result of the material weakness described above, we have concluded our internal control over financial reporting was not effective at June 30, 2015.

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

Item 6. Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-103532), filed on April 3, 2015).

3.3	Amended and Restated By-Laws of Company (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015).

3.4	Amendment No. 1 to the Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015).

4.1	Amended and Restated Rights Agreement, dated as of January 28, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015).

10.1*+	Form of 2015 Long Term Incentive Plan – Non-Qualified Stock Option Agreement.

10.2*+	Form of 2015 Long Term Incentive Plan – Incentive Stock Option Agreement.

10.3*+	Form of 2015 Long Term Incentive Plan – Restricted Stock Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: August 4, 2015