Form 10-Q
period 2015-09-30
JUNIPER PHARMACEUTICALS INC
filed 2015-11-12
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2015: 10,801,549

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,447	$16,762
Accounts receivable, net	7,873	5,289
Inventories	3,106	3,201
Prepaid expenses and other current assets	2,312	1,134

Total current assets	30,738	26,386
Property and equipment, net	12,833	13,041
Intangible assets, net	1,761	2,182
Goodwill	10,255	10,503
Other assets	112	96

Total assets	$55,699	$52,208

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,383	$2,873
Accrued expenses	4,547	1,918
Deferred revenue	1,305	914
Notes payable	242	243

Total current liabilities	9,477	5,948
Deferred revenue, net of current portion	970	1,553
Notes payable, net of current portion	3,029	3,289

Total liabilities	13,476	10,790

Commitments and contingencies (See Notes 5 and 15)
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,202 issued and 10,789 outstanding at September 30, 2015 and 12,186 issued and 10,775 outstanding at December 31, 2014	122	122
Additional paid-in capital	289,116	287,660
Treasury stock, at cost (1,413 shares)	(8,601)	(8,579)
Accumulated deficit	(238,337)	(238,272)
Accumulated other comprehensive loss	(627)	(63)

Total shareholders’ equity	41,673	40,868

Total liabilities and shareholders’ equity	$55,699	$52,208

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Product revenues	$7,197	$5,905	$18,707	$12,707
Product revenues from related party	—	—	—	167
Service revenues	3,218	2,378	8,392	6,966
Royalties	1,040	3,254	2,895	4,653
Royalties from related party	—	—	—	714

Total revenues	11,455	11,537	29,994	25,207

Cost of product revenues	4,069	3,383	10,702	7,762
Cost of service revenues	2,361	1,717	6,176	5,479

Total cost of revenues	6,430	5,100	16,878	13,241

Gross profit	5,025	6,437	13,116	11,966

Operating expenses
Sales and marketing	338	467	941	1,335
Research and development	1,598	236	5,114	312
General and administrative	2,220	2,148	7,356	6,762

Total operating expenses	4,156	2,851	13,411	8,409

Income (loss) from operations	869	3,586	(295)	3,557

Interest expense, net	(27)	(29)	(81)	(92)
Change in fair value of common stock warrant liability	—	1	—	380
Other income	114	76	322	109

Total non-operating income	87	48	241	397

Income (loss) before income taxes	956	3,634	(54)	3,954
Provision (benefit from) for income taxes	3	(110)	11	68

Net income (loss)	$953	$3,744	$(65)	$3,886

Basic net income (loss) per common share	$0.09	$0.35	$(0.01)	$0.34

Diluted net income (loss) per common share	$0.09	$0.35	$(0.01)	$0.31

Basic weighted average common shares outstanding	10,771	10,749	10,758	11,339

Diluted weighted average common shares outstanding	11,009	10,758	10,858	11,355

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$953	$3,744	$(65)	$3,886
Other comprehensive loss components:
Foreign currency translation	(806)	(1,191)	(564)	(374)

Total other comprehensive loss	(806)	(1,191)	(564)	(374)

Comprehensive income (loss)	$147	$2,553	$(629)	$3,512

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$(65)	$3,886
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,502	1,464
Change in fair value of common stock warrant liability	—	(380)
Stock-based compensation expense	1,394	457
Deferred income taxes	—	(354)
Changes in operating assets and liabilities:
Accounts receivable	(2,697)	2,219
Due from related party	—	900
Inventories	94	(273)
Prepaid expenses and other current assets	(1,180)	(510)
Other non-current assets	(17)	—
Accounts payable	532	(1,672)
Accrued expenses	2,639	364
Deferred revenue	(129)	(161)

Net cash provided by operating activities	2,073	5,940
Investing activities:
Purchases of property and equipment	(1,215)	(1,542)

Net cash used in investing activities	(1,215)	(1,542)
Financing activities:
Proceeds from exercise of common stock options	83	17
Purchase of treasury stock	—	(8,509)
Principal payments on notes payable	(179)	(184)
Dividends paid	(21)	(21)

Net cash used in financing activities	(117)	(8,697)
Effect of exchange rate changes on cash and cash equivalents	(56)	(19)

Net increase (decrease) in cash and cash equivalents	685	(4,318)
Cash and cash equivalents, beginning of period	16,762	20,715

Cash and cash equivalents, end of period	$17,447	$16,397

Supplemental cash flow information
Cash paid for interest	$76	$93

Cash paid for income taxes	$2	$3

Supplemental noncash financing activities
Purchase of treasury stock	$22	$70

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (formerly Columbia Laboratories, Inc.) (“Juniper” or the “Company”) for the year ended December 31, 2014 filed with the SEC on March 18, 2015 (the “2014 Annual Report”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the consolidated financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter.

In April 2015, the Company changed its name from Columbia Laboratories, Inc. to Juniper Pharmaceuticals, Inc. In addition, the Company’s subsidiary formerly known as Molecular Profiles Ltd. changed its name to Juniper Pharma Services Ltd (“Juniper Pharma Services”).

Revision of Prior Interim Period Financial Statements

During the fourth quarter of 2014, the Company identified errors relating to the recognition of revenue for certain services transactions and contractual arrangements during 2014. Specifically, the Company determined that certain service revenues were recorded in the incorrect periods within 2014 and that revenue for certain services transactions was recognized outside the conditions required for revenue recognition under the Company’s accounting policies. The Company determined that, under U.S. GAAP rules, $0.2 million of its first quarter revenues and $0.2 million of its second quarter revenues for 2014 should not have been recognized.

The Company assessed the effect of the revisions, individually and in the aggregate, on its prior interim periods financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 – Materiality and 108 – Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on an analysis of quantitative and qualitative factors, the Company determined that its prior interim period financial statements for 2014 needed to be revised and provided such revised financial information in its 2014 Form 10-K. See Note 2 to the financial statements of the 2014 Annual Report.

The results for the three and nine months ended September 30, 2014 incorporate the foregoing adjustments.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; allowance for doubtful accounts; inventory reserve; impairment analysis of goodwill and intangibles including their useful lives; deferred tax assets, liabilities and valuation allowances; common stock warrant valuations; and fair value of stock options. Management evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,457	$761
Work in process	1,413	1,095
Finished goods	236	1,345

Total	$3,106	$3,201

(3) Goodwill and Intangible Assets

Changes to goodwill during the nine months ended September 30, 2015 were as follows (in thousands):

Total
Balance—December 31, 2014	$10,503
Effects of foreign currency translation	(248)

Balance—September 30, 2015	$10,255

Intangible assets consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—September 30, 2015	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(12)	(52)	(47)	(111)
Accumulated amortization	(196)	(494)	(348)	(1,038)

Balance—September 30, 2015	$92	$824	$845	$1,761

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2014	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(5)	(20)	(18)	(43)
Accumulated amortization	(127)	(333)	(225)	(685)

Balance—December 31, 2014	$168	$1,017	$997	$2,182

Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended September 30, 2015 and 2014 was $0.1 million. Amortization expense for the nine months ended September 30, 2015 and 2014 was $0.4 million. As of September 30, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2015	$123
2016	447
2017	355
2018	325
2019	294
2020 and thereafter	217

Total	$1,761

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (formerly Molecular Profiles Ltd.). Juniper Pharma Services had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. Juniper Pharma Services had drawn down $3.9 million under the Loan Agreement and as of September 30, 2015 owed a principal balance of $3.3 million. The three loan facilities are each repayable in monthly installments: one started repayment in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at September 30, 2015 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the nine months ended September 30, 2015 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Service’s ability to materially alter the character of its business. As of September 30, 2015, Juniper Pharma Services is in compliance with all of the covenants under the Loan Agreement.

In September 2013, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the expansion of its facility. As part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2015, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income line item in the consolidated statement of operations and is recognized on a decelerated basis over the obligation period through October 2017. As of September 30, 2015, the obligation’s carrying amount is $1.7 million and it is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2015	$182
2016	789
2017	727

Total	$1,698

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

Juniper has agreed to incur minimum annual expenditures to develop products using the IVR technology, and will make an annual license fee payment of $50,000 as well as milestone-based payments to MGH/MIT (the “Licensor”) when various stages of product development and commercialization are achieved. The Company will also share a portion of any royalties or sublicense revenues received from products utilizing the IVR technology with MGH and MIT.

Juniper has the right to terminate the License Agreement by giving 90 days advance written notice to the Licensor. The Licensor has the right to terminate the License Agreement should Juniper fail to make payments due under the License Agreement, subject to a 15-day cure period, or fail to maintain the insurance required by the license Agreement. The Licensor may also terminate the License Agreement based on Juniper’s non-financial default under the License Agreement, subject to a 60-day cure period.

(6) Segments and Geographic Information

The Company currently operates in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE® (progesterone gel), the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Allergan, Inc. (“Allergan”), previously known as Actavis, for CRINONE sales in the United States. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers, as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing the preclinical and clinical manufacturing COL-1077 and the IVR. The Company conducts all of its operational functions from one location in Nottingham, United Kingdom. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company offers its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services.

The Company’s largest customer, Merck KGaA, acquires product from the Company through its Switzerland-based subsidiary, which it then sells throughout the world excluding the United States. The Company’s primary domestic customer, Allergan, is responsible for the commercialization and sale of progesterone products in the United States. Juniper Pharma Services provides services to customers in many jurisdictions; including the European Union, the United States, Australia and Canada. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$2,327	$4,428	$5,951	$9,073
Switzerland	7,274	6,039	18,903	13,092
Other countries	1,854	1,070	5,140	3,042

Total	$11,455	$11,537	$29,994	$25,207

Total assets:

	September 30, 2015	December 31, 2014
United States	$19,926	$18,212
United Kingdom	32,448	32,140
Other countries	3,325	1,856

Total	$55,699	$52,208

Long-lived assets:

	September 30, 2015	December 31, 2014
United Kingdom	$12,399	$12,361
Other countries	546	776

Total	$12,945	$13,137

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended September 30, 2015 and 2014, Merck KGaA and Allergan accounted for 63% and 9%, and 51% and 9% of total revenues, respectively. For the nine months ended September 30, 2015 and 2014, Merck KGaA and Allergan accounted for 62% and 10%, and 50% and 13% of total revenues, respectively. No other customers accounted for 10% or more of total revenues for the three or nine months ended September 30, 2015 and 2014.

At September 30, 2015 Merck KGaA and Allergan made up 67% and 33% of the product segment accounts receivable, respectively. At December 31, 2014 Merck KGaA and Allergan accounted for 54% and 46% of the product segment accounts receivable, respectively. At September 30, 2015 one customer accounted for 14% of total service segment net accounts receivable. No other customers accounted for greater than 10% of the service segment accounts receivable. At December 31, 2014 two customers accounted for 18% and 11% of total service segment accounts receivable.

The following summarizes other information by segment for the three months ended September 30, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,197	$—	$7,197
Service revenues	—	3,218	3,218
Royalties	1,040	—	1,040

Total revenues	8,237	3,218	11,455

Cost of product revenues	4,069	—	4,069
Cost of service revenues	—	2,361	2,361

Total cost of revenues	4,069	2,361	6,430

Gross profit	$4,168	$857	$5,025

Total operating expenses			4,156
Total non-operating income			87

Income before income taxes			$956

The following summarizes other information by segment for the three months ended September 30, 2014 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$5,905	$—	$5,905
Service revenues	—	2,378	2,378
Royalties	3,254	—	3,254

Total revenues	9,159	2,378	11,537

Cost of product revenues	3,383	—	3,383
Cost of service revenues	—	1,717	1,717

Total cost of revenues	3,383	1,717	5,100

Gross profit	$5,776	$661	$6,437

Total operating expenses			2,851
Total non-operating income			48

Income before income taxes			$3,634

The following summarizes other information by segment for the nine months ended September 30, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$18,707	$—	$18,707
Service revenues	—	8,392	8,392
Royalties	2,895	—	2,895

Total revenues	21,602	8,392	29,994

Cost of product revenues	10,702	—	10,702
Cost of service revenues	—	6,176	6,176

Total cost of revenues	10,702	6,176	16,878

Gross profit	$10,900	$2,216	$13,116

Total operating expenses			13,411
Total non-operating income			241

(Loss) before income taxes			$(54)

The following summarizes other information by segment for the nine months ended September 30, 2014 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$12,874	$—	$12,874
Service revenues	—	6,966	6,966
Royalties	5,367	—	5,367

Total revenues	18,241	6,966	25,207

Cost of product revenues	7,762	—	7,762
Cost of service revenues	—	5,479	5,479

Total cost of revenues	7,762	5,479	13,241

Gross profit	$10,479	$1,487	$11,966

Total operating expenses			8,409
Total non-operating income			397

Income before income taxes			$3,954

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2015 Cost	December 31, 2014 Cost
Machinery and equipment	3-10	$6,806	$6,080
Furniture and fixtures	3-5	1,036	1,019
Computer equipment and software	3	476	188
Buildings	Up to 39	8,979	9,062
Land	Indefinite	576	590
Construction in-process		54	107

		17,927	17,046
Less: Accumulated depreciation		(5,094)	(4,005)

Total		$12,833	$13,041

Depreciation expense was $0.4 million for both the three months ended September 30, 2015 and 2014. Depreciation expense was $1.1 million for both the nine months ended September 30, 2015 and 2014.

(8) Net Income Per Common Share

The calculation of basic and diluted income per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic income per common share
Net income (loss)	$953	$3,744	$(65)	$3,886
Less: Preferred stock dividends	(7)	(7)	(21)	(21)

Net income (loss) applicable to common stock	$946	$3,737	$(86)	$3,865

Basic weighted average number of common shares outstanding	10,771	10,749	10,758	11,339

Basic net income (loss) per common share	$0.09	$0.35	$(0.01)	$0.34

Diluted income per common share
Net income (loss) applicable to common stock	$946	$3,737	$(86)	$3,865
Add: Preferred stock dividends	7	7	21	21
Less: Fair value of stock warrants for dilutive warrants	—	(1)	—	(380)

Net income (loss) applicable to dilutive common stock	$953	$3,743	$(65)	$3,506

Basic weighted average number of common shares outstanding	10,771	10,749	10,758	11,339
Effect of dilutive securities
Dilutive stock awards	50	—	67	—
Dilutive preferred share conversions	188	9	33	16

	238	9	100	16
Diluted weighted average number of common shares outstanding	11,009	10,758	10,858	11,355

Diluted net income (loss) per common share	$0.09	$0.35	$(0.01)	$0.31

Basic income (loss) per common share is computed by dividing the net income, less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted income per common share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.0 million and 1.8 million in each of the three month periods ended September 30, 2015 and 2014, respectively, because the awards were anti-dilutive. Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.0 million and 1.8 million in each of the nine month periods ended September 30, 2015 and 2014, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance—December 31, 2014	$(63)	$(63)
Current period other comprehensive loss	(564)	(564)

Balance—September 30, 2015	$(627)	$(627)

(10) Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $0.5 million and $0.1 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $1.4 million and $0.5 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$17	$15	$58	$28
Sales and marketing	10	13	28	29
Research and development	353	—	961	—
General and administrative	110	83	347	400

Total	$490	$111	$1,394	$457

Cash received for option exercises was $0.1 million and $17,000 for the nine months ended September 30, 2015 and 2014, respectively.

Juniper granted 247,000 and 222,000 stock options to employees during the nine months ended September 30, 2015 and 2014, respectively. Juniper granted 243,000 and 0 stock options to non-employees during the nine months ended September 30, 2015 and 2014, respectively.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. In March 2015, 240,000 stock options were granted by the Company to non-employees. During the three months ended September 30, 2015 the Company recorded stock-based compensation expense of $0.3 million. During the nine months ended September 30, 2015 the Company recorded stock-based compensation expense of $0.9 million. The stock-based compensation expense recorded for non-employees is reflected in the research and development line of the statement of operations. The remaining options will be re-measured over a 1.5 year period from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards.

The weighted-average grant date fair values of options granted to employees during the nine months ended September 30, 2015 and 2014 were $3.89 and $4.51, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Risk free interest rate	0.87% - 1.06%	1.64%
Expected term	4.56 – 4.75 years	4.75 years
Dividend yield	—	—
Expected volatility	76.76% - 78.04%	81.36%

The weighted-average grant date fair values of the options granted to non-employees during the nine months ended September 30, 2015 and 2014 were $4.52 and $0, respectively, using the following assumptions:

Nine Months Ended September 30,
	2015	2014
Risk free interest rate	1.47% - 1.54%	—
Expected term	7 years	—
Dividend yield	—	—
Expected volatility	82.88% - 83.09%	—

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the nine months ended September 30, 2015 and 2014 was derived using the simplified method for employees and the contractual term of the option for non-employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2015, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $2.2 million, which the Company expects to recognize over a weighted-average period of 2.63 years.

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

The fair value of cash and cash equivalents are classified as Level 1 at September 30, 2015 and December 31, 2014.

The fair value of the common stock warrant liability was $0 as of March 31, 2015 and the warrant expired in April 2015. Therefore, during the three months ended September 30, 2015 no income or expense was recorded to adjust the value of the common stock warrant liability to fair value. The value of the common stock warrant liability was determined by using the Black-Scholes option pricing model, which is based on the Company’s stock price at measurement date, exercise price of the common stock warrants, risk-free interest rate and historical volatility, and is classified as a Level 2 measurement. During the three and nine months ended September 30, 2014, the Company recorded income of $1,000 and $0.4 million, respectively, to adjust the value of the common stock warrant liability to fair value.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(12) Related Party Transactions

On March 7, 2014 the Company acquired all of its common stock beneficially owned by Allergan, which represented approximately 11.5% of the Company’s outstanding common stock at that time. Immediately following the closing of the stock repurchase and as of September 30, 2015, Allergan did not own any of the Company’s outstanding common stock. Juniper purchased the 1.4 million shares held by Allergan at a price of $6.08 per share, which represented a 10.75% discount to the market closing price on March 6, 2014. The total purchase price was approximately $8.5 million.

Pursuant to its Purchase and Collaboration Agreement with Allergan, Juniper receives royalties equal to a minimum of 10% of annual net sales of CRINONE by Allergan for annual net sales up to $150 million; 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over. Allergan also purchased the remaining raw materials Juniper had on hand in the nine months ended September 30, 2014.

The table below presents the transactions between the Company and Allergan during the nine months ended September 30, 2014 (prior to the time Allergan ceased to be a related party) (in thousands):

Nine Months Ended September 30, 2014
Revenues
Net product revenues	$167
Royalties	714

Total net revenues	$881

As of September 30, 2015 and December 31, 2014 any amounts due from Allergan are now classified as a component of accounts receivable, net on the consolidated balance sheet. There were no amounts due to Allergan at September 30, 2015 and December 31, 2014.

(13) Income Taxes

During the three months ended September 30, 2015, Juniper recorded income tax expense of $3,000 representing an effective tax rate of 0.3%. During the three months ended September 30, 2014, Juniper recorded an income tax benefit of $0.1 million representing an effective tax rate of (3%). During the nine months ended September 30, 2015, Juniper recorded income tax expense of $11,000 representing an effective tax rate of (20%). During the nine months ended September 30, 2014, Juniper recorded income tax expense of $0.1 million representing an effective tax rate of 2%. The income tax provision for the three and nine months ended September 30, 2015 is primarily attributable to state taxes owed. The income tax benefit for the three months ended September 30, 2014 is primarily attributable to a benefit recorded due to taxable losses generated in foreign jurisdictions. The income tax provision for the nine months ended September 30, 2014 is primarily attributable to a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of the Company’s state net operating losses, offset partially by a benefit recorded due to taxable losses generated in foreign jurisdictions.

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

(15) Subsequent Events

On October 15, 2015, the Company entered into an office lease agreement. The lease includes a three-month free rent period, after which annual rental payments will be $430,050 for the first 12 months, $437,100 for the next 12 months and $444,150 for the final 12 months. The initial term of the lease agreement is approximately 39 months.

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

Company Overview

We are developing pharmaceutical products that utilize proprietary drug delivery technologies to treat unmet medical needs in women’s health.

Currently, we receive product revenues from the manufacture and sale of CRINONE® (progesterone gel) to our commercial partner Merck KGaA, Darmstadt, Germany (“Merck KGaA”), internationally. We sold the U.S. intellectual property rights to CRINONE to Allergan plc (“Allergan”) in 2010, but receive royalty revenues from Allergan based on their U.S. sales.

Our strategic business focus is on the following key areas:

•	Supplying CRINONE to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;

•	Growing our pharmaceutical service business, Juniper Pharma Services;

•	Advancing COL-1077, an investigational 10% lidocaine vaginal gel through clinical development;

•	Advancing preclinical pipeline candidates targeting overactive bladder (OAB), hormone replacement therapy (HRT) and pre-term birth (PTB) utilizing our intra-vaginal ring (IVR) into clinical development; and

•	Identifying and pursuing business development collaborations, including co-development opportunities that will leverage our proprietary drug delivery technologies and the pharmaceutical development capabilities of Juniper Pharma Services for life-cycle management of existing commercial pharmaceutical products.

We believe our business provides a synergistic platform for growth. We are applying the cash flow generated from our CRINONE franchise and our pharmaceutical service business to partially fund the development of new therapeutics using our proprietary drug delivery technologies. Our lead candidate, COL-1077, an acute use anesthetic for the treatment of pain associated with minimally invasive gynecological procedures, is currently in a Phase 2b clinical study.

Supply of CRINONE:

CRINONE, an important product in infertility therapy, continues to be introduced in new countries by Merck KGaA. Under the terms of our current license and supply agreement with Merck KGaA, we sell CRINONE to Merck KGaA on a country-by-country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price based on a tiered structure. As sales unit volumes increase, our percentage share of incremental sales decreases. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement clinical manufacturing cost reductions, with both parties sharing any benefits realized from these initiatives.

We manufacture CRINONE in Europe using third party contract manufacturers and record sales to Merck KGaA through our foreign subsidiaries.

Our second amended and restated license and supply agreement with Merck KGaA was renewed in April 2013 for an additional five-year term, extending the expiration date to May 2020. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option of converting the agreement into a license agreement and will be free to manufacture, or have manufactured, the product pursuant to the terms set forth in the amendment agreement.

Pharmaceutical Service Business:

Juniper Pharma Services offers a range of sophisticated technical services to the pharmaceutical and biotechnology industry. Our customers range from start-up biotechnology firms to global pharmaceutical companies.

Within our services offering, we provide to our customers expertise on the characterization, development, and clinical trials manufacturing of pharmaceutical compounds. We have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” Our service model allows us to take our customers’ drug candidates from early development through clinical trials manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues. We also deploy these same capabilities for our in-house proprietary Product Development activities, including managing the preclinical and clinical manufacturing abilities for COL-1077 and the IVR.

Through Juniper Pharma Services, we also manage the global supply chain and contract manufacturing of CRINONE, for our partner Merck KGaA.

Product Development

We are developing a pipeline of proprietary products to treat unmet medical needs in women’s health. The following table includes the programs that we currently believe are significant to our business:

Product Candidate	Indication/Field	Partner	Status
CLINICAL
COL-1077	Pain from minimally invasive gynecological procedures	—	Phase 2b
PRECLINICAL
JNP-0101 - Oxybutynin IVR	Overactive bladder	—	Preclinical
JNP-0201 - Progesterone + Estrogen IVR	Hormone replacement therapy	—	Preclinical
JNP-0301 - Progesterone IVR	Prevention of preterm birth	—	Preclinical

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take three years or more, and for total development costs to exceed $25 million for each product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 - 2 Years
Phase 2	1 - 3 Years
Phase 3	1 - 3 Years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that seems appropriate in view of results;

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patient subjects; and

•	the efficacy and safety profile of the product candidate.

We generally will test potential product candidates in preclinical studies for safety, toxicology and immunogenicity in addition to utilizing already published data for the underlying active pharmaceutical ingredient. We may then conduct multiple clinical trials for each product candidate. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain product candidates in order to focus our resources on more promising product candidates.

An element of our business strategy is to pursue the research and development of a broad portfolio of product candidates. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates increases.

Regulatory approval is required before we can market our product candidates as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our clinical data is safe and effective. Results from preclinical testing and early clinical trials (through Phase 2) may often not be predictive of results obtained in later clinical trials. In various pharmaceutical companies like ours, a number of new drugs have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements.

        As a result of the uncertainties discussed above, among others, it is difficult to accurately estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Bioadhesive Delivery System:

Our bioadhesive delivery system (“BDS”) is a unique drug delivery technology that facilitates binding to mucosal surfaces upon administration, and allows release of the active drug in a controlled and sustained manner until the BDS formulation is discharged upon normal cell turnover. The BDS is utilized in both CRINONE and COL-1077.

Intra-vaginal Ring Technology:

In March 2015, we obtained an exclusive worldwide license for the intellectual property rights for a novel intra-vaginal ring (“IVR”) technology. Due to its novel polymer and segmentation composition, the Juniper IVR has the potential to deliver one or more drugs, including larger molecules such as peptides, at different dosages and release rates within a single segmented ring.

Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William F. Crowley from Massachusetts General Hospital and Harvard Medical School developed this technology and both serve as strategic advisors and members of our Scientific Advisory Board (“SAB”). Other members of our SAB, which is providing scientific and clinical advice on the identification of, planning for, and advancement of our new drug candidates, are Ginger D. Constantine, MD, Daniel A. Shames, MD, FACS, and Martyn Davies, BSc, Ph.D., FRPharmS, CChem, FRSC, who serves as chairman.

We believe these technologies may provide the basis for developing products we could bring to market ourselves as well as products in which we expect there would be significant partnering interest.

Clinical Development Program for COL-1077

We are currently advancing COL-1077, an investigational 10% lidocaine vaginal gel intended as an acute use anesthetic for pain from minimally invasive gynecological procedures. In March 2015, we filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for COL-1077. In June 2015, we began enrolling patients in a randomized, double-blinded, placebo controlled Phase 2b clinical trial to evaluate the safety and efficacy of COL-1077 in women undergoing transvaginal pipelle-directed endometrial biopsy with tenaculum placement. This study is designed to enroll 150 patients at 15 U.S. sites. The primary endpoint of this study is the reduction in pain intensity at the time of endometrial biopsy and results of this clinical study are expected in mid-2016.

This study builds on a prior proof-of-concept study that evaluated the effect of 5% lidocaine gel versus placebo gel in a vasopressin-induced cramping model. In the earlier study, there were statistically significant decreases in objectively measured uterine pressure, objectively measured uterine contraction frequency, patient reported pain, and the perceived number of uterine contractions.

The primary endpoint of the current Phase 2b study is a reduction in pain intensity at the time of endometrial biopsy, with secondary endpoints assessing the reduction in post-procedural pain over a 24-hour time period. Additional endpoints will evaluate safety and need for rescue analgesic, as well as some exploratory patient-related outcome assessments such as ability to return to normal activities after the procedure is performed.

We utilized the expertise of Juniper Pharma Services for the development and clinical trial manufacturing of this product. We are using external contract research organizations for clinical study management. As noted above, we expect results from this study in mid-2016.

Preclinical Programs

JNP-0101 - Oxybutynin IVR for the treatment of OAB

We are developing an IVR to deliver oxybutynin to treat overactive bladder in women. Oxybutynin is currently approved for the treatment of overactive bladder, however it is frequently discontinued by patients due to side effects including dry mouth and dry eye. We expect that the delivery of oxybutynin using our intra-vaginal ring will provide an improved side effect profile, as the drug will be delivered to local tissues in higher concentrations, bypassing first pass metabolism. We have developed prototypes of this product candidate and this program is expected to enter clinical studies in late 2016.

JNP-0201 - Progesterone and Estrogen IVR for HRT

Our segmented IVR technology is being utilized in the development of a product containing natural progesterone and estradiol for hormone replacement therapy in menopausal women. This delivery approach is expected to provide an improved side effect profile as natural hormones will be delivered locally to vaginal tissue. In addition, delivery using the IVR technology is expected to improve patient compliance and convenience versus other routes of administration, including oral.

JNP-0301 - Progesterone IVR for the prevention of PTB

A natural progesterone IVR is being developed for the prevention of preterm birth in women with a short cervical length. Short cervical length at mid pregnancy is a critical predictor of preterm birth in women and medical guidelines support use of vaginal progesterone for treatment of this condition. There is no FDA approved product to prevent preterm birth in women at-risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone improving patient compliance.

Business Development

Our IVR and BDS technologies could be applied to life-cycle management strategies for existing commercial products that may benefit from intra-vaginal delivery of drugs. In particular, existing commercial products that are injectable, experience poor compliance, or have systemic toxicity limitations may benefit from our delivery technologies.

We are actively exploring business development collaborations that will leverage our novel drug delivery technologies and in-house expertise at Juniper Pharma Services. We expect to be an active participant in any available collaboration, including participating as a co-development partner, depending on the product and market opportunity.

Sources of Revenue:

We generate revenues primarily from the sale of our products and services and from a royalty stream. During the three months ended September 30, 2015, we derived approximately 63% of our revenues from the sale of our products, 28% from the sale of our services and 9% from our royalty stream and certain other revenues. During the three months ended September 30, 2014, we derived approximately 51% of our revenues from the sale of our products, 21% from the sale of our services and 28% from our royalty stream and certain other revenues. During the nine months ended September 30, 2015, we derived approximately 62% of our revenues from the sale of our products, 28% from the sale of our services, and 10% from our royalty stream and certain other revenues. During the nine months ended September 30, 2014, we derived approximately 51% of our revenues from the sale of our products, 28% from the sale of our services and 21% from our royalty stream and certain other revenues. Generally, we recognize revenue from the sale of our products upon shipment to our customers, revenues from services as the work is performed and revenues from royalties as sales are made by the licensee.

We expect that recurring revenues will continue to be derived from product sales to Merck KGaA, a royalty stream from Allergan, and from our service business. Quarterly sales results can vary widely and affect comparisons with prior periods because (i) products shipped to Merck KGaA occur only in full batches, and may not correlate to Merck KGaA’s in-market sales and (ii) service revenues are driven by obtaining and retaining our customer contracts, which may vary widely from quarter to quarter.

Results of Operations – Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$7,197	63%	$5,905	51%	$1,292	22%
Service revenues	3,218	28	2,378	21	840	35
Royalties	1,040	9	3,254	28	(2,214)	(68)

Total revenues	11,455	100	11,537	100	(82)	(1)
Cost of product revenues	4,069	36	3,383	29	686	20
Cost of service revenues	2,361	21	1,717	15	644	38

Total cost of revenues	6,430	56	5,100	44	1,330	26

Gross profit	5,025	44	6,437	56	(1,412)	(22)
Operating expenses:
Sales and marketing	338	3	467	4	(129)	(28)
Research and development	1,598	14	236	2	1,362	577
General and administrative	2,220	19	2,148	19	72	3

Total operating expenses	4,156	36	2,851	25	1,305	46

Income from operations	869	8	3,586	31	(2,717)	(76)
Interest expense, net	(27)	—	(29)	—	2	(7)
Change in fair value of common stock warrant liability	—	—	1	—	(1)	(100)
Other income	114	1	76	1	38	50

Income before income taxes	956	8	3,634	31	(2,678)	(74)
Provision (benefit from) for income taxes	3	—	(110)	(1)	113	(103)

Net income	$953	8%	$3,744	32%	$(2,791)	(75)%

Revenues

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Product revenues	$7,197	$5,905	$1,292	22%
Service revenues	3,218	2,378	840	35
Royalties	1,040	3,254	(2,214)	(68)

Total revenues	$11,455	$11,537	$(82)	(1)%

Revenues in the three months ended September 30, 2015 decreased by $0.1 million, or 1%, compared to the three months ended September 30, 2014. The decrease was primarily attributable to the following factors by segment:

Product

•	Royalty revenues decreased $2.2 million, or 68%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The intellectual property rights and technology for Legatrin PM were monetized for $2.2 million in the third quarter of 2014, eliminating recurring royalties (approximately $0.1 million per quarter). Royalties for 2015 are solely from Allergan’s sales of CRINONE.

•	Revenues from the sale of products increased by approximately $1.3 million, or 22%, from the 2014 period primarily due to in-market CRINONE growth coupled with entry into new markets.

Service

•	Service revenues increased approximately $0.8 million or 35% from the 2014 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Cost of product revenues	$4,069	$3,383	$686	20%
Cost of service revenues	2,361	1,717	644	38

Total cost of revenues	$6,430	$5,100	$1,330	26%

Total cost of revenues (as a percentage of total revenues)	56%	44%
Product gross margin	51%	63%
Service gross margin	27%	28%

Total cost of revenues was $6.4 million and $5.1 million for the three month periods ended September 30, 2015 and 2014, respectively. The increase in total cost of revenues in 2015 was proportionally higher based on the revenue increase resulting from in-market CRINONE growth coupled with entry into new markets. There was a 39% increase in units shipped in the 2015 period as compared to the 2014 period. Cost of service revenues are largely fixed and consist mainly of personnel and facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.

Product gross margin, including royalty income, decreased in 2015 as compared to 2014 due to the reduction in royalty income. Excluding the intellectual property sale, the product gross profit percentage would be 51% for the three months ended September 30, 2014. In addition, pricing discounts granted to Merck KGaA based on volume purchases per the agreement also contributed to the decline. Service gross margin remained consistent in 2015 as compared to 2014 due to customer volumes and mix of revenue type within the service segment.

Sales and marketing expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Sales and marketing	$338	$467	$(129)	(28)%
Sales and marketing (as a percentage of total revenues)	3%	4%

Sales and marketing expenses incurred during the three months ended September 30, 2015 and 2014 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for tradeshows and conference fees. This decrease from 2014 primarily relates to costs associated with certain organizational changes within Juniper Pharma Services.

Research and development

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Research and development	$1,598	$236	$1,362	577%
Research and development (as a percentage of total revenues)	14%	2%

Research and development costs incurred during the three months ended September 30, 2015 and 2014 were largely associated with the development of COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. Drs. Robert Langer and William Crowley joined as strategic advisors to our Company in March 2015 and we incurred $0.3 million of stock compensation expense in connection with their agreements for the three months ended September 30, 2015. As we continue to advance COL-1077 and other potential proprietary product programs, we expect corresponding increases in research and development costs.

General and administrative expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
General and administrative	$2,220	$2,148	$72	3%
General and administrative (as a percentage of total revenues)	19%	19%

General and administrative expenses increased by $0.1 million to $2.2 million for the three months ended September 30, 2015, compared with $2.1 million for the three months ended September 30, 2014. This increase was attributable principally to costs associated with certain organizational changes within Juniper Pharma Services and higher corporate recruitment expenses.

Non-operating income and expense

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Interest expense, net	$(27)	$(29)	$2	(7)%
Change in fair value of common stock warrant liability	$—	$1	$(1)	(100)%
Other income	$114	$76	$38	50%

Interest expense, net, remains consistent in the comparable periods and relates to interest paid on the debt we currently have on our Nottingham facility.

The fair value of the common stock warrant liability as of March 31, 2015 was zero, and the warrants expired in April 2015. Therefore, during the three months ended September 30, 2015 no income or expense was recorded. We recorded income of $1,000 associated with the change in fair value of common stock warrant liability for the three months ended September 30, 2014.

Other income for the three months ended September 30, 2015 increased primarily due to the income associated with the Regional Growth Fund, which is recognized on a decelerated basis over the obligation period offset by net foreign currency transaction losses related to the strengthening of the Euro against the U.S dollar. See Liquidity and Capital Resources for more information on the Regional Growth Fund income.

Provision for income taxes

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Provision (benefit from) for income taxes	$3	$(110)	$(113)	(103)%
Provision for income taxes (as a percentage of income before income taxes)	0.3%	(3%)

The 2015 effective tax rate represents state minimum taxes owed. The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. Currently, we have a full valuation allowance that offsets our net domestic deferred tax asset.

Results of Operations – Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$18,707	62%	$12,874	51%	$5,833	45%
Service revenues	8,392	28	6,966	28	1,426	20
Royalties	2,895	10	5,367	21	(2,472)	(46)

Total revenues	29,994	100	25,207	100	4,787	19
Cost of product revenues	10,702	36	7,762	31	2,940	38
Cost of service revenues	6,176	21	5,479	22	697	13

Total cost of revenues	16,878	56	13,241	53	3,637	27

Gross profit	13,116	44	11,966	47	1,150	10
Operating expenses:
Sales and marketing	941	3	1,335	5	(394)	(30)
Research and development	5,114	17	312	1	4,802	1,539
General and administrative	7,356	25	6,762	27	594	9

Total operating expenses	13,411	45	8,409	33	5,002	59

Income from operations	(295)	(1)	3,557	14	(3,852)	(108)
Interest expense, net	(81)	—	(92)	2	11	(12)
Change in fair value of common stock warrant liability	—	—	380	3	(380)	(100)
Other income	322	1	109	—	213	195

Income before income taxes	(54)	—	3,954	16	(4,008)	(101)
Provision for income taxes	11	—	68	—	(57)	(84)

Net income	$(65)	—	$3,886	15%	$(3,951)	(102)%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Product revenues	$18,707	$12,874	$5,833	45%
Service revenues	8,392	6,966	1,426	20
Royalties	2,895	5,367	(2,472)	(46)

Total revenues	$29,994	$25,207	$4,787	19%

Revenues in the nine months ended September 30, 2015 increased by $4.8 million, or 19%, compared to the nine months ended September 30, 2014. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of products increased by approximately $5.8 million, or 45%, from the 2014 period primarily due to the resumption of normalized shipments of CRINONE in a key market in the third quarter of 2014, along with in-market growth coupled and entry into new markets.

•	Royalty revenues decreased $2.5 million, or 46%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The intellectual property rights and technology for Legatrin PM were monetized for $2.2 million in the third quarter of 2014, eliminating recurring royalties (approximately $0.1 million per quarter). Royalties for 2015 are solely on Allergan’s sales of CRINONE.

Service

•	Service revenues increased approximately $1.4 million, or 20%, from the 2014 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Cost of product revenues	$10,702	$7,762	$2,940	38%
Cost of service revenues	6,176	5,479	697	13

Total cost of revenues	$16,878	$13,241	$3,637	27%

Total cost of revenues (as a percentage of total revenues)	56%	53%
Product gross margin	50%	57%
Service gross margin	26%	21%

Total cost of revenues was $16.9 million and $13.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in total cost of revenues in 2015 was largely driven by the resumption of shipments of CRINONE in a key market in addition to in-market growth coupled with entry into new markets. Accordingly, cost of product revenues increased due to a 46% increase in units shipped in the 2015 period as compared to the 2014 period. In addition, costs were impacted by several process improvements for CRINONE initiated during the period ended September 30, 2015.

Cost of service revenues are largely fixed and consist mainly of personnel and facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Product gross margin, including royalty income, decreased in 2015 as compared to 2014 due to the on the reduction in royalty income. Excluding the intellectual property sale, the product gross profit percentage would be 52% for the nine months ended September 30, 2014. In addition, pricing discounts granted to Merck KGaA based on volume purchases pursuant to the agreement also contributed to the decline. Service gross margin increased in 2015 as compared to 2014 due to increased customer volumes and a change in mix of revenue type within the service segment.

Sales and marketing expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Sales and marketing	$941	$1,335	$(394)	(30)%
Sales and marketing (as a percentage of total revenues)	3%	5%

Sales and marketing expenses incurred during the nine months ended September 30, 2015 and 2014 were attributable to our services business and consist of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. This decrease primarily relates to costs associated with certain organizational changes within Juniper Pharma Services.

Research and development

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Research and development	$5,114	$312	$4,802	1,539%
Research and development (as a percentage of total revenues)	17%	1%

Research and development costs incurred during the nine months ended September 30, 2015 and 2014 were primarily associated with the development of COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. Drs. Robert Langer and William Crowley joined as strategic advisors to our Company in March 2015 and we incurred $0.9 million of stock compensation expense in connection with their agreements during the nine months ended September 30, 2015. As we continue to advance COL-1077 and other potential proprietary product programs, we expect corresponding increases in research and development costs.

General and administrative expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
General and administrative	$7,356	$6,762	$594	9%
General and administrative (as a percentage of total revenues)	25%	27%

General and administrative expenses increased by $0.6 million to $7.4 million for the nine months ended September 30, 2015, compared with $6.8 million for the nine months ended September 30, 2014. This increase was attributable principally to costs associated with certain organizational changes within Juniper Pharma Services, higher legal and audit expenses related to our annual audit process, and higher corporate recruitment and annual meeting expenses.

Non-operating income and expense

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Interest expense, net	$(81)	$(92)	$11	(12)%
Change in fair value of common stock warrant liability	$—	$380	$(380)	(100)%
Other income (expense), net	$322	$109	$213	195%

Interest expense, net, remains consistent in the comparable periods and relates to interest paid on the debt related to our Nottingham facility.

The fair value of the common stock warrant liability as of March 31, 2015 was zero, and the warrants expired in April 2015. Therefore, during the nine months ended September 30, 2015, no income or expense was recorded. The income of $0.4 million associated with the change in fair value of common stock warrant liability for the nine months ended September 30, 2014.

Other income (expense), net, for the nine months ended September 30, 2015 increased primarily due to the income associated with the Regional Growth Fund, which is recognized on a decelerated basis over the obligation period offset by net foreign currency transaction losses related to the weakening of the Euro and the British Pound against the U.S dollar in the 2015 period. The other expense for the nine months ended September 30, 2014 relates to income associated with the Regional Growth Fund, offset by net foreign currency transaction losses related to the strengthening of the Euro and the British pound against the U.S. dollar.

Provision for income taxes

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2015	2014
Provision for income taxes	$11	$68	$(57)	(84)%
Provision for income taxes (as a percentage of income before income taxes)	(20)%	2%

The 2015 effective tax rate represents state minimum taxes owed. The 2014 effective tax rate represents federal alternative minimum tax, state minimum taxes owed, and a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of our net operating losses, partially offset by a foreign tax benefit calculated on the investment in a foreign subsidiary. Currently we have a full valuation allowance that offsets our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, including research and development activities, fund working capital needs, make capital expenditures and fund acquisitions.

At September 30, 2015, our cash and cash equivalents were $17.4 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

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

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of Juniper Pharma Services. Juniper Pharma Services had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. Juniper Pharma Services had drawn down $3.9 million under the Loan Agreement and as of September 30, 2015 owed a principal balance of $3.3 million. The three loan facilities are each repayable in monthly installments: one started repayment in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at September 30, 2015 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the nine months ending September 30, 2015 was 3.00%. The Loan Agreement is secured by the mortgaged property and other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of Juniper Pharma Services’ business. As of September 30, 2015, Juniper Pharma Services remained in compliance with all of the covenants under the Loan Agreement.

In September 2013, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of their second facility, which includes analytical labs, office space, and a clinical manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2015, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next three years. As of September 30, 2015, the obligation is valued at $1.7 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

(in thousands):

Year	Total
Remainder of 2015	$182
2016	789
2017	727

Total	$1,698

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future services and products and the resources we devote to developing and supporting the same. Our capital expenditures decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Our capital expenditures for the nine months ended September 30, 2015 were $1.2 million compared to $2.3 million for the nine months ended September 30, 2014. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site and for our contract manufacturer sites. We expect our capital expenditures to remain consistent for the remainder of the year ending December 31, 2015, consistent with the year ended December 31, 2014, primarily due to continued investments made at the Nottingham site.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2014, we resumed research and development activities for COL-1077, an investigational sustained-release lidocaine vaginal gel, intended as an acute use anesthetic for minimally invasive gynecological procedures. In 2015, we expect our research and development expenses to increase as a percentage of revenue reflecting our heightened investment in research and development, including costs of our SAB, the development of COL-1077, the development of drug candidates utilizing our BDS and IVR technologies, and the pursuit of other drug development opportunities.

As of September 30, 2015, we had 288,350 exercisable options outstanding which, if exercised, would result in approximately $2.6 million of additional capital and would cause the number of shares outstanding to increase. The intrinsic value of exercisable options was $1.3 million for the nine months ended September 30, 2015. There was no aggregate intrinsic value of exercisable options and warrants for the nine months ended September 30, 2014. We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. We may seek outside funding for research and development.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2015 was $2.1 million, which resulted primarily from $2.9 million in depreciation and amortization, $2.6 million in accrued expenses, and $0.5 million in accounts payable, offset by $3.9 million in accounts receivable and prepaid and other current assets. Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2015, primarily relating to the principal payments on the note (Lloyds Loan Agreement) offset by proceeds from the exercise of common stock options.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $5.9 million and resulted primarily from $3.9 million of net income for the period and net changes to working capital items increased cash by $0.9 million offset by approximately $1.9 million in depreciation and amortization and stock-based compensation expense and decreased by $0.7 million for the change in fair value of stock warrant liability and deferred income taxes. Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.7 million for the nine months ended September 30, 2014, primarily relating to the $8.5 million stock buyback from Allergan and $0.2 million principal payments on the note.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

        On October 15, 2015, our company entered into an office lease agreement. The lease includes a three-month free rent period, after which monthly rental payments totaling $430,050 for the first twelve months, $437,100 for the next twelve months and $444,150 for the final twelve months. The initial term of the lease agreement is approximately 39 months. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market rate risk.

There has been no material change to our market rate risk exposure since December 31, 2014.

Foreign Currency Exchange

A significant portion of our operations is conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 69% of our total international revenues for the three months ended September 30, 2015. The remaining 31% were sales in British pounds. Our raw materials for cost of product revenues are primarily purchased in Euros. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in our Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 18, 2015. The material weakness identified by management relates to revenue recognition for services transactions and contractual agreements. This material weakness continued to exist as of September 30, 2015.

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

We are implementing procedures and controls to remediate the internal controls deficiencies that have been identified and will test these procedures and controls in order to verify the remediation of such deficiencies. We are continuing to implement and test these controls with a view towards completing remediation efforts by the end of 2015.

Changes in Internal Control over Financial Reporting

While there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we are in the process of instituting measures to address the material weakness in our internal control over financial reporting which is described above.

A “material weakness,” as defined by Rule 12b-2 of the Exchange Act and PCAOB Auditing Standard No. 5, Paragraph A.7, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness described above, we have concluded our internal control over financial reporting was not effective at September 30, 2015.

Part II—Other Information

Item 1. Legal Proceedings

Claims and lawsuits are filed against our Company from time to time. Although the results of pending claims are always uncertain, we believe that we have adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from these actions.

Item 1a. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2015.

Risks Related to the Clinical Development, Regulatory Review, Approval and Commercialization of Our Product Candidates

*Clinical drug development is a lengthy and expensive process with an uncertain outcome.

In order to obtain FDA approval to market a new drug product we must demonstrate proof of safety and efficacy in humans. To meet these requirements we will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we may continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our potential partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, particularly those in foreign jurisdictions;

•	slower than expected rates of patient recruitment due to narrow screening requirements;

•	the inability of patients to meet FDA or other regulatory authorities’ imposed protocol requirements;

•	the inability to retain patients who have initiated participation in a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;

•	the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;

•	shortages of the active pharmaceutical ingredient, or API;

•	the need or desire to modify our manufacturing processes;

•	the inability to adequately observe patients after treatment;

•	changes in regulatory requirements for clinical trials;

•	the lack of effectiveness during the clinical trials;

•	unforeseen safety issues;

•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site;

•	insufficient financial resources; and

•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from preclinical or initial clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our technology.

Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. The failure of clinical trials to demonstrate safety and effectiveness of a product candidate for our desired indications could harm the development of such product candidate as well as other product candidates. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

*Delays in clinical trials are common for many reasons, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials for our product candidates, including COL-1077, which is currently in a Phase 2b study. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	imposition of a clinical hold because of safety or efficacy concerns by the Data and Safety Monitoring Board (“DSMB”), the FDA, or the Institutional Review Board (“IRB”), or us;

•	delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites;

•	delays in obtaining required IRB approval at each site;

•	delays in identifying, recruiting, and training suitable clinical investigators;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new sites;

•	delays in obtaining sufficient supplies of clinical trial materials, including suitable API; or

•	delays resulting from negative or equivocal findings of DSMB for a trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process, and jeopardize our ability to commence product sales and generate revenue.

*Failure to recruit, enroll and retain patients for clinical trials may cause the development of our product candidates to be delayed or development costs to increase substantially.

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•	competition for patients by clinical trial programs for other competitive treatments.

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, because some patients who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients who are available for our clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

*Our clinical trials may be halted at any time for a variety of reasons.

Our clinical trials may be suspended or terminated at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities because of a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the DSMB or the IRB for a clinical trial. An IRB may also suspend or terminate our clinical trials for failure to protect patient safety or patient rights. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe the clinical trials are not being conducted in accordance with applicable regulatory requirements or present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any proposed product that we develop, the commercial prospects of such proposed product will be harmed and our ability to generate product revenue from any of these proposed products will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations, and prospects significantly.

Additionally, our future potential product candidates may demonstrate serious adverse side effects in clinical trials. These adverse side effects could interrupt, delay or halt clinical trials of product candidates and could result in FDA or other regulatory authorities denying approval of product candidates for any or all targeted indications. An IRB or independent data safety monitoring board, the FDA, other regulatory authorities, or we ourselves or our customers may suspend or terminate clinical trials at any time. Product candidates may prove not to be safe for human use. In such circumstances we may not be able to complete development and successful licensing or partnering of our own internal programs.

*Our product development efforts may not be successful.

Our product candidates have not received regulatory approval and are in research, preclinical and clinical stages of development. If the results from any of our clinical trials are not positive, those results may adversely affect our ability to obtain regulatory approval to conduct additional clinical trials or possibly raise additional capital, which will affect our ability to continue research and development activities. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.

*Even if we obtain regulatory approval for our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval for one or more of our product candidates in the United States, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our hormone therapy product candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved Risk Evaluation and Mitigation Strategies, or REMS, programs. If approved, our product candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our product candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases or conditions to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

The holder of an approved NDA also is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

•	conduct an investigation into our practices and any alleged violation of law;

•	issue warning letters or untitled letters asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	require that we suspend or terminate any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

•	exclude us from providing our products to those participating in government health care programs, such as Medicare and Medicaid, and refuse to allow us to enter into supply contracts, including government contracts.

The occurrence of any of the foregoing events or penalties may force us to expend significant amounts of time and money and may significantly inhibit our ability to bring to market or continue to market our products and generate revenue. Similar regulations apply in foreign jurisdictions.

*The manufacture and packaging of pharmaceutical products such as COL-1077 are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercial efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as COL-1077, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of commercial manufacturers that operate under these cGMP regulations who are both capable of manufacturing COL-1077 and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredient, or API, for COL-1077.

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMPs. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product.

Furthermore, in order to obtain approval of our product candidates, including COL-1077, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API, and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. Each of our potential API suppliers will likely use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval, launch or commercial supply after launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

*Our development, regulatory and commercialization strategy for COL-1077 and product candidates depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products containing lidocaine.

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or Section 505(b)(2). Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any difference from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the listed drug has been approved, as well as for any new indication(s) sought by the Section 505(b)(2) applicant as supported by additional data. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed drug’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.

We have designed our clinical programs to advance COL-1077 for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDA in the United States relies, and our marketing authorization application, or MAA, in Europe will rely, in part, on previous findings of safety and efficacy for an approved lidocaine product and published scientific literature for which we have not received a right of reference. Even though we expect to be able to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of COL-1077 in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed and the additional clinical trials we currently plan to commence. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved active ingredients in our product candidates.

In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), in the past some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, parties have filed citizen petitions objecting to the FDA approving a Section 505(b)(2) NDA on both scientific and legal and regulatory grounds. Scientific arguments have included the assertions that for the FDA to determine the similarity of the drug in the 505(b)(2) NDA to the listed drug, the agency would need to reference proprietary manufacturing information or trade secrets in the listed drug’s NDA; that it would be scientifically inappropriate for the FDA to rely on public or nonpublic information about the listed drug because it differs in various ways from the drug in the 505(b)(2) NDA; or that differences between the listed drug and the drug in the 505(b)(2) NDA may impair the latter’s safety and effectiveness. Legal and regulatory arguments have included the assertion that Section 505(b)(2) NDAs must contain a full report of investigations conducted on the drug proposed for approval, and that approving a drug through the 505(b)(2) regulatory pathway would lower the approval standards. In addition, citizen petitions have made patent-based challenges against 505(b)(2) NDAs. For example, petitioners have asserted that the FDA should refuse to file a 505(b)(2) NDA unless it references a specific NDA as the listed drug, because it is “most similar” to the proposed drug, and provides appropriate patent certification to all patents listed for that NDA; or that when a 505(b)(2) NDA is pending before the agency, but before it is approved, where the FDA approves an NDA for a drug that is pharmaceutically equivalent to the drug that is the subject of the 505(b)(2) NDA, then the FDA should require that the 505(b)(2) NDA be resubmitted referencing the approved NDA as the listed drug and certifying to the listed patents for that approved drug. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of for COL-1077 or any future product candidates we may develop.

*The commercial success of our existing products and the product candidates that we develop, if approved in the future, will depend upon gaining and retaining significant market acceptance of these products among physicians and payors, including perceptions related to pricing and access.

Physicians may not prescribe our products, including any future product candidates, if approved by the appropriate regulatory authorities for marketing and sale, which would prevent us from generating revenue or becoming profitable. Market acceptance of our products by physicians, patients, and payors, will depend on a number of factors, many of which are beyond our control, including the following:

•	the clinical indications for which our product candidates are approved, if at all;

•	acceptance by physicians and payors of each product as safe and effective treatment;

•	the cost of treatment in relation to alternative treatments, including numerous generic drug products;

•	the relative convenience and ease of administration of our products in the treatment of the symptoms for which they are intended;

•	the availability and efficacy of competitive and generic drugs;

•	the effectiveness of our sales force and marketing efforts;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•	the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payors, or by government health care programs, including Medicare and Medicaid;

•	limitations or warnings contained in a product’s FDA-approved labeling; and

•	prevalence and severity of adverse side effects.

Even if the medical community accepts that our products are safe and efficacious for their approved indications, physicians may not immediately be receptive to their use or may be slow to adopt our products as an accepted treatment for the symptoms for which they are intended. We cannot assure you that any labeling approved by the FDA will permit us to promote our products as being superior to competing products. If our products, once approved, do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenue from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

*The total number of patients we estimate for our product candidates has not been established with precision. Our assumptions and estimates regarding incidence and prevalence may be wrong. If our product candidates, including COL-1077, are approved for sale, and the actual number of patients in the applicable market is smaller than we estimate, our revenue could be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients that might benefit from our product candidates, including COL-1077. There is no guarantee that our estimates are correct. The number of patients for whom our product candidates, if approved, is approved for use, could actually be significantly lower than these estimates.

We believe that the actual size of the total addressable markets for our product candidates, if approved, will be determined only after we have substantial history as a commercial company. If the total addressable market for our products is smaller than we expect, our revenue could be adversely affected, possibly materially.

*The longer term growth of our business depends on our efforts to utilize our proprietary delivery technologies to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to utilize our proprietary delivery technologies to develop and commercialize therapeutic products. In addition to the development and commercialization of COL-1077, we intend to pursue development of other product candidates that leverage our intra-vaginal ring (IVR) technology. A significant portion of the research that we are conducting for our product candidates involves the IVR technology.

Further, research programs to identify new disease targets or conditions and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any additional product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

There are a number of FDA requirements that we must satisfy before we can commence a clinical trial. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue development and commercialization of COL-1077 and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, these product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other regulatory authorities. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business.

Healthcare insurers and other payors may not pay for our products or may impose limits on reimbursement.

The ability of us or our partners to commercialize our prescription products will depend, in part, on the extent to which reimbursement for our products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors. If we or our partners succeed in bringing new prescription products to market or expand the approved label for existing products, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Government health agencies, private health maintenance organizations and other third-party payors may use one or more tools including price controls, profit or reimbursement caps, and use of formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our products marketed by us or our partners from which we derive sales revenues and royalties may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a payor organization, reimbursement may be lost entirely or be reduced compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. Our partners may also decide to enter into discount or formulary fee arrangements with payors, which could result in lower or discounted prices for CRINONE or future products.

*If our products do not have the effects intended or cause undesirable side effects, our business may suffer.

Although many of the ingredients in our current product candidates are approved generics, human hormones, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Although we believe all of these products or product candidates and the combinations of ingredients in them are safe when taken as directed, the products or product candidates could have certain undesirable side effects if not taken as directed or if taken by a consumer who has certain medical conditions. In addition, these products and product candidates may not have the effect intended if they are not taken in accordance with certain instructions. Furthermore, there can be no assurance that any of the products or product candidates, even when used as directed, will have the effects intended or will not have harmful side effects in an unforeseen way or on an unforeseen cohort. If any of our products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations, and prospects would be harmed significantly.

*Our products could demonstrate hormone replacement risks.

In the past, certain studies of female hormone replacement therapy products, such as estrogen, have reported an increase in health risks. Progesterone is a natural female hormone present at normal levels in most women throughout their lifetimes. However, some women require progesterone supplementation due to a natural or chemical-related progesterone deficiency. It is possible that data suggesting risks or problems may come to light in the future that could demonstrate a health risk associated with progesterone or progestin supplementation or CRINONE or our product candidates. It is also possible that future study results for hormone replacement therapy could be negative and could result in negative publicity about the risks and benefits of hormone replacement therapy. As a result, physicians and patients may not wish to prescribe or use progesterone or other hormones, including CRINONE.

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

*We face substantial competition from larger companies with considerable resources that already have comparable treatments available in the market, and they or others may also discover, develop or commercialize additional products before or more successfully than we do.

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. In attempting to achieve the widespread commercialization of our product candidates, we will face competition from established drugs and major brand names and also generic versions of these products. In addition, new products developed by others could emerge as competitors to our future products.

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

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. These companies also have long-established relationships within the medical and patient community, including patients, physicians, nurses and commercial third-party payors and government payors. Our ability to compete successfully will depend largely on our ability to:

•	discover and develop product candidates that are superior to other products in the market;

•	obtain required regulatory approvals;

•	adequately communicate the benefits of our product candidates, if approved;

•	attract and retain qualified personnel;

•	obtain and maintain patent and/or other proprietary protection for our product candidates and any future product candidates we may develop; and

•	obtain collaboration arrangements to commercialize our product candidates and any future product candidates we may develop.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing our product candidates or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. For example, a competitor could develop therapies that are more efficacious or convenient than our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product candidates or any future product candidates we may develop, if approved, could be impaired.

*Legislative or regulatory reform of the health care system and other regulatory or statutory changes in the United States and foreign jurisdictions may adversely impact our business, operations or financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Affordable Care Act and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	Mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates by state.

•	The 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole.”

•	Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs. The aggregated industry-wide fee is expected to total $28 billion through 2019. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the individual mandate, and a key provision of the Affordable Care Act, which provides federal premium tax credits to individuals purchasing coverage through health insurance exchanges. Additionally, there are legal challenges to the Affordable Care Act in lower courts on other grounds. We will not know the full effects of the Affordable Care Act until applicable federal and state agencies issue regulations or guidance under the law. Although it is too early to determine the effect of the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is fully implemented through regulations or guidance issued by CMS and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors including but not limited to the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, which will remain in effect until 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products. Other legislative and regulatory initiatives have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. For example, the Drug Supply Chain Security Act of 2013 imposes new obligations on manufacturers of certain pharmaceutical products related to product tracking and tracing. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance documents or interpretations will be changed, or what the impact of such changes on the marketing approvals of COL-1077, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Further, in some foreign jurisdictions, including the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval and product launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of COL-1077 and any future product candidate we may develop to other available therapies. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from COL-1077 and any other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Risks Related to Our Business and Industry

Our product revenue is dependent on the continued sale of CRINONE to Merck KGaA.

Our operating results are dependent on the product revenues from Merck KGaA derived from the sale of CRINONE in countries outside the U.S. Revenues from sales to Merck KGaA during the years ended December 31, 2014, 2013 and 2012 constituted approximately 53%, 73% and 67% of our total revenues, respectively. We do not control the amount and timing of marketing resources that Merck KGaA may or may not devote to our product. The failure of Merck KGaA to effectively market CRINONE and maintain licensure in marketed countries could have a material adverse effect on our business, financial condition and results of operations. Our supply agreement with Merck KGaA has an expiration date of May 19, 2020.

We may fail to obtain new customer projects, renew existing customers or have customer project cancellations at our wholly-owned subsidiary, Juniper Pharma Services, which may adversely affect our service revenue and gross margin.

The majority of our customer projects at Juniper Pharma Services are short-term in duration. As a result, we must maintain a robust backlog of customer programs to replace projects as they are completed. In the event we are unable to replace these customer projects in a timely manner or at all, our revenues may not be able to be sustained or may decline. In addition, customer projects may be cancelled or delayed by clients for any reason upon notice and this can materially impact our business. While we intend to seek new or extended agreements, if new contracts cannot be completed or existing contracts cannot be extended on terms acceptable to us or at all, our business, results of operation and financial condition could be materially adversely affected.

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

*Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the U.S. and foreign jurisdictions either directly or through a future collaboration partner. If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or such collaboration partner will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

*If our products are marketed or distributed in a manner that violates federal, state or foreign healthcare fraud and abuse laws, marketing disclosure laws or other federal, state or foreign laws and regulations, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements in the U.S. and abroad, our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive additional federal, state and foreign healthcare regulation, including the FCA, the Federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, and their state analogues, and similar laws in countries outside of the U.S., laws, such as the U.K. Bribery Act of 2010 and governing sampling and distribution of products, and government price reporting laws.

Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws and private individuals have been active in bringing lawsuits on behalf of the government under the FCA and similar regulations in other countries. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry; however, these laws are broad in scope and there may not be regulations, guidance or court decisions that definitively interpret these laws in the context of particular industry practices. We cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all federal, state and foreign regulations. If we or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us, including, but not limited to, restrictions on how we market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation, or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations. Such investigations or suits may also result in related shareholder lawsuits, which can also have an adverse effect on our business.

Further, the FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. For drug products that are approved by the FDA under the FDA’s accelerated approval regulations, unless otherwise informed by the FDA, the sponsor must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the promotional materials, which delays and may negatively impact our commercial team’s ability to implement changes such product’s marketing materials, thereby negatively impacting revenues. Moreover, under Subpart H, the FDA may also withdraw approval of such product if, among other things, the promotional materials are false or misleading, or other evidence demonstrates that such product is not shown to be safe or effective under its conditions of use.

The U.S. government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that can impose significant restrictions and other burdens on the affected companies. If we are found to have promoted such off-label uses, we may become subject to similar consequences.

In recent years, several U.S. states have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. In addition, as part of the Healthcare Reform Act, manufacturers of drugs are required to publicly report gifts and other payments or transfers of value made to U.S. physicians and teaching hospitals. Several states have also adopted laws that prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers. Many of these requirements are new and uncertain, and the likely extent of penalties for failure to comply with these requirements is unclear; however, compliance with these laws is difficult, time consuming and costly, and if we are found to not be in full compliance with these laws, we may face enforcement actions, fines and other penalties, and we could receive adverse publicity which could have an adverse effect on our business, financial condition and results of operations.

If we fail to comply with any federal, state or foreign laws or regulations governing our industry, we could be subject to a range of regulatory actions that could adversely affect our ability to commercialize our products, harm or prevent sales of our products, or substantially increase the costs and expenses of commercializing and marketing our products, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, incentives exist under applicable U.S. law that encourage employees and physicians to report violations of rules governing promotional activities for pharmaceutical products. These incentives could lead to so-called whistleblower lawsuits as part of which such persons seek to collect a portion of moneys allegedly overbilled to government agencies as a result of, for example, promotion of pharmaceutical products beyond labeled claims. Such lawsuits, whether with or without merit, are typically time-consuming and costly to defend. Such suits may also result in related shareholder lawsuits, which are also costly to defend.

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

*We may acquire additional businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions or alliances.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure that, following an acquisition, we will achieve the revenues or specific net income that justifies the acquisition.

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

*Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism and other natural or man-made disasters or business interruptions. The occurrence of any business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to produce clinical supplies of COL-1077 and our product candidates could be disrupted if the operations of Juniper Pharma Services or other suppliers are affected by a man-made or natural disaster or other business interruption.

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

Risks Related to Our Reliance on Third Parties

*We rely on third-parties to conduct our clinical trials and many of our preclinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including universities, investigators and CROs, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for at least two (2) or more years, if ever.

In addition, we have prepaid research and development expenses to third parties that have been deferred and capitalized as pre-payments to secure the receipt of future preclinical and clinical research and development services. These pre-payments are recognized as an expense in the period that the services are performed. We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide a future economic benefit, including the risk of third party nonperformance. If there are indicators that the third parties are unable to perform the research and development services, we may be required to take an impairment charge.

*Our research and development activities rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business, prospects, financial condition and results of operations.

We have been granted rights to a technology necessary for our research and development activities from third parties through license agreements. The license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the product candidates under license. If terminated, we would lose the right to develop the product candidates, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

In addition, if new technology is developed from these licenses, we may be required to negotiate certain key financial and other terms, such as milestone and royalty payments, for the licensing of this future technology with the third party licensors, and it might not be possible to obtain any such license on terms that are satisfactory to us, or at all.

*We are completely dependent on third parties to manufacture our commercial products and any difficulties, disruptions or delays, or the need to find alternative sources, could adversely affect our profitability and future business prospects.

We do not currently own or operate, and currently do not plan to own or operate, facilities for the commercial manufacture of our products. We currently rely solely on third-party contract manufacturers to manufacture CRINONE. We do not currently have an alternative manufacturer for our drug substance and finished drug product nor do we have an alternative manufacturer for drug substance or drug product, and we may not be able to enter into agreements with second source manufacturers whose facilities and procedures comply with current good manufacturing practices, or cGMP, regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all.

Our ability to have our commercial products manufactured in sufficient quantities and at acceptable costs to meet our commercial demand and clinical development needs is dependent on the uninterrupted and efficient operation of our third-party contract manufacturing facilities. Any difficulties, disruptions or delays in the manufacturing process could result in product defects or shipment delays, suspension of manufacturing or sale of the product, recall or withdrawal of product previously shipped for commercial or clinical purposes, inventory write-offs or the inability to meet commercial demand in a timely and cost-effective manner. Furthermore, our current third-party manufacturers do not manufacture for us exclusively and may exhaust some or all of their resources meeting the demand of other customers. In addition, securing additional third-party contract manufacturers for our products will require significant time for transitioning the necessary manufacturing processes, gaining regulatory approval, and for having the appropriate oversight and may increase the risk of certain problems, including cost overruns, process reproducibility, stability issues, the inability to deliver required quantities of product that conform to specifications in a timely manner, or the inability to manufacture our products in accordance with cGMP.

Further, we and our third-party manufacturers currently purchase certain raw and other materials used to manufacture our products from third-party suppliers and, at present, do not have long-term supply contracts with most of these third parties. These third-party suppliers may cease to produce the raw or other materials used in our products or product candidates or otherwise fail to supply these materials to us or our third-party manufacturers or fail to supply sufficient quantities of these materials to us or our third-party manufacturers in a timely manner for a number of reasons, including but not limited to the following:

•	Unexpected demand for or shortage of raw or other materials;

•	Adverse financial developments at or affecting the supplier;

•	Regulatory requirements or action;

•	An inability to provide timely scheduling and/or sufficient capacity;

•	Manufacturing difficulties;

•	Changes to the specifications of the raw materials such that they no longer meet our standards;

•	Lack of sufficient quantities or profit on the production of raw materials to interest suppliers;

•	Labor disputes or shortages; or

•	Import or export problems.

Any other interruption in our third-party supply chain could adversely affect our ability to satisfy commercial demand and our clinical development needs our products and product candidates. In addition, we or our third-party manufacturers sometimes obtain raw or other materials from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers, which could make us susceptible to price inflation by the sole supplier, thereby increasing our production costs. As a result of the high-quality standards imposed on our raw or other materials, we or our third-party manufacturers may not be able to obtain such materials of the quality required to manufacture our products and product candidates from an alternative source on commercially reasonable terms, or in a timely manner, if at all.

If we are unable to have our products and product candidates manufactured on a timely or sufficient basis because of the factors discussed above, we may not be able to meet commercial demand or our clinical development needs for our products and product candidates, or may not be able to manufacture our products and product candidates in a cost-effective manner. As a result, we may lose sales, fail to generate increased revenues or suffer regulatory setbacks, any of which could have an adverse impact on our profitability and future business prospects.

Our IVR technology utilizes medical grade ethlyene vinyl acetate polymers for which there are a limited number of vendors. If the Company is unable to reach acceptable financial terms for research and commercial supplies with one of these vendors our ability to commercialize products using the technology will be significantly delayed or prohibited.

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

Risks Related to Our Financial Position and Need for Additional Capital

*We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We expect to incur increasing operating losses over the next several years. Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. If we obtain regulatory approval of COL-1077 or any future product candidates, we may incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect our research and development expenses to significantly increase in connection with our potential Phase 3 clinical trial for COL-1077 and as we explore additional product candidates for our drug pipeline. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our portfolio of product candidates or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

*We may not be able to complete the development and commercialization of our product candidates if we fail to obtain additional financing.

We need substantial amounts of cash to complete the clinical development of our product candidates. Although we have existing cash and cash equivalents and future cash is expected from the ongoing results of our core operations, it may not be sufficient to fund our requirements in an expeditious manner. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to these products, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

•	significantly delay, scale back, or discontinue our product development and commercialization efforts;

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be the case; and

•	license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.

Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development, and commercialization efforts, and our ability to generate revenue and achieve or sustain profitability will be substantially harmed.

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

Risks Related to Intellectual Property

*The success of our products depends on our ability to maintain the proprietary nature of our technology.

We rely on a combination of patents, trademarks and copyrights in the conduct of our business. The patent positions of pharmaceutical and biopharmaceutical firms are generally uncertain and involve complex legal and factual questions. We may not be successful or timely in obtaining any patents for which we submit applications. The breadth of the claims obtained in our patents may not provide sufficient protection for our technology. The degree of protection afforded by patents for proprietary or licensed technologies or for future discoveries may not be adequate to preserve our ability to protect or commercially exploit those technologies or discoveries. The patents issued to us may provide us with little or no competitive advantage. In addition, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

In addition, claims of infringement or violation of the proprietary rights of others may be asserted against us. If we are required to defend against such claims or to protect our own proprietary rights against others, it could result in substantial financial and business costs, including the distraction of our management. An adverse ruling in any litigation or administrative proceeding could result in monetary damages, injunctive relief or otherwise harm our competitive position, including by limiting our marketing and selling activities, increasing the risk for generic competition, limiting our development and commercialization activities or requiring us to obtain licenses to use the relevant technology (which licenses may not be available on commercially reasonable terms, if at all).

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our corporate licensees, collaborators, contract manufacturers, employees and consultants. These agreements, however, may be breached. We may not have adequate remedies for any such breaches, and our trade secrets might otherwise become known or might be independently discovered by our competitors. In addition, we cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights.

Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. and therefore our intellectual property rights may be subject to increased risk abroad, including opposition proceedings before the patent offices for other countries, such as the European Patent Office, or similar adversarial proceedings.

Our progesterone delivery patents for CRINONE are expired and a generic product to CRINONE may become available.

Our progesterone delivery patents for the current formulation of CRINONE have expired. These patent expirations could enable a generic bioadhesive progesterone vaginal gel product to enter the infertility marketplace.

Until September 2014, we held patents on the delivery system for CRINONE in the following countries in which sales of CRINONE are material: Australia, Canada, Ireland, Italy, Russia, and the United Kingdom. In other large markets including Brazil, China, India, South Korea, Taiwan, Thailand, Turkey, and Vietnam there were no patents in place. Merck KGaA holds marketing authorizations for CRINONE in over 90 countries outside the United States.

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

*If our efforts to protect the proprietary nature of the intellectual property covering our hormone therapy product candidates and other products are not adequate, we may not be able to compete effectively in our market.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent positions as well as our ability to maintain adequate protection of other intellectual property for our product candidates and other products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patent positions of pharmaceutical companies are highly uncertain. The legal principles applicable to patents are in transition due to changing court precedent and legislative action, and we cannot be certain that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future. Changes in patent laws in the United States, such as the America Invents Act of 2011, may affect the scope, strength, and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.

These risks include the possibility of the following:

•	the patent applications that we have filed may fail to result in issued patents in the United States or in foreign countries;

•	patents issued or licensed to us or our partners may be challenged or discovered to have been issued on the basis of insufficient, incomplete, or incorrect information, and thus held to be invalid or unenforceable;

•	the scope of any patent protection may be too narrow to exclude competitors from developing or designing around these patents;

•	we or our licensors were not the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we or our licensors were not the first inventors to file patent applications for these technologies in the United States or were not the first to file patent applications directed to these technologies abroad;

•	we may fail to comply with procedural, documentary, fee payment, and other similar provisions during the patent application process, which can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights;

•	future product candidates may not be patentable;

•	others will claim rights or ownership with regard to patents and other proprietary rights that we hold or license;

•	delays in development, testing, clinical trials, and regulatory review may reduce the period of time during which we could market our product candidates under patent protection; and

•	we may fail to timely apply for patents on our technologies or products.

While we apply for patents covering our technologies and products, as we deem appropriate, many third parties may already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents, and other intellectual property rights may conflict with patent applications to which we have rights and could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture, or commercialize our product candidates. In addition, if third parties file patent applications in the technologies that also claim technology to which we have rights, we may have to participate in interference, derivation, or other proceedings with the USPTO or foreign patent regulatory authorities to determine our rights in the technologies, which may be time-consuming and expensive. Moreover, issued patents may be challenged during in the courts or in post-grant proceedings at the USPTO, or in similar proceedings in foreign countries. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims.

If we, our licensors, or our strategic partners fail to obtain and maintain patent protection for our products, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize our product candidates or future product candidates, if approved, may be threatened, we could lose our competitive advantage, and the competition we face could increase, all of which could adversely affect our business, financial condition, results of operations, and prospects.

In addition, mechanisms exist in much of the world permitting some form of challenge by generic drug marketers to our patents prior to, or immediately following, the expiration of any regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge relevant patent rights.

Our business also may rely on unpatented proprietary technology, know-how, and trade secrets. If the confidentiality of this intellectual property is breached, it could adversely impact our business.

*We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In a patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. A court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. With respect to the validity question, for example, we cannot be certain that no invalidating prior art exists. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found unenforceable, or interpreted narrowly, and it could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our proprietary technology. Such a loss of patent protection could have an adverse impact on our business.

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or other foreign patent offices, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

*We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other companies and universities. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Ownership of Our Common Stock

The price of our common stock has been and may continue to be volatile.

The market prices and volume of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. Historically, the market price of our common stock has fluctuated over a wide range. Between 2012 and 2014, our common stock traded in a range from $4.49 to $23.20 per share. During the first nine months ended September 30, 2015, our common stock traded in a range from $5.12 to $15.00 per share. It is likely that the price of our common stock will continue to fluctuate. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including: the results of our operations, our ability to develop additional products and services, and general market conditions. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock.

Sales of large amounts of our common stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect the rights of our common stockholders.

As of September 30, 2015, we had 10,788,904 shares of common stock outstanding, of which 10,122,922 shares were freely tradable. As of that date, approximately 665,982 shares of our common stock were held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, contingently redeemable series C convertible preferred stock, common stock warrants, treasury shares, and options. If all of these securities are exercised or converted, an additional 3.1 million shares of our common stock will be outstanding, all of which will be available for resale under the Securities Act, subject in some cases to applicable volume limitations under Rule 144 of the Securities Act. The exercise and conversion of these securities would likely dilute the book value per share of our common stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey. These actions were filed under the captions Wright v. Columbia Laboratories, Inc., et al., and Shu v. Columbia Laboratories, Inc., et al. and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act on behalf of an alleged class of purchasers of the common stock during the period from December 6, 2010 through January 20, 2012. Both actions were consolidated into a single proceeding entitled In re Columbia Laboratories, Inc., Securities Litigation, under which Actavis and three of its officers were added as defendants. The Consolidated Amended Complaint alleged that we and two of our officers, one of whom is a director, omitted to state material facts that they were under a duty to disclose, and made materially false and misleading statements that related to the results of our PREGNANT study and the likelihood of approval by the FDA of a NDA to market progesterone vaginal gel 8% for the prevention of preterm birth in women with premature cervical shortening. According to the amended complaint, these alleged omissions and misleading statements had the effect of artificially inflating the market price of our common stock. The plaintiffs sought unspecified damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On June 11, 2013, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted, holding that the plaintiffs did not adequately plead facts supporting an inference of an intent to deceive investors. The Court permitted the plaintiffs to file a second amended complaint, which they did on July 11, 2013. We moved to dismiss the second amended complaint, which the court did on October 21, 2013. The Court ruled that changes the plaintiffs made to their first amended complaint “still do not create a strong inference that the Defendants acted with an intent to deceive, manipulate or defraud.” The Court ordered that if the plaintiffs sought to attempt to plead a cognizable action in a third amended complaint, they must do so within thirty days and specifically address why the attempt would not be futile. The plaintiffs chose not to file any further amendments and the case was dismissed with prejudice on December 2, 2013. On December 20, 2013, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. The Court heard oral argument on December 9, 2014. On March 10, 2015, the Court affirmed the dismissal in a written opinion. By rule, the plaintiffs may request a rehearing. We believe that the action is without merit, and intends to defend it vigorously. At this time, it is not possible to determine the likely outcome of, or to estimate the potential liability related to this action, and we have not made any provision for losses in connection with it.

Item 6. Exhibits

(a) Exhibits

10.1*	Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: November 12, 2015