Form 10-K/A
period 2015-12-31
JUNIPER PHARMACEUTICALS INC
filed 2016-04-22
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 1-10352

Juniper Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Arch Street Boston, Massachusetts	02110
(Address of principal executive offices) Registrant’s telephone number, including area code: (617) 639-1500	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

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

Explanatory Note

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from Juniper Pharmaceutical, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed on March 10, 2016. Except as otherwise expressly set forth in this amendment, no portion of the Annual Report on Form 10-K filed on March 10, 2016 is being amended or updated by this amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board in General

Our board of directors (the “Board”) is currently comprised of seven members, each of whose current term of office as a director expires at our 2016 annual meeting of stockholders. The Board can fill vacancies and newly created directorships, as well as provide for a greater or lesser number of directors.

Biographical information with respect to our directors is provided in the table below.

There are no arrangements or understandings between any of our directors and any other persons pursuant to which such directors was selected as a director. There are no family relationships among any of the executive officers and directors of the Company.

Name	Position with the Company	Age	Director Since
Dr. Frank M. Armstrong	Director	59	2013
Frank C. Condella, Jr.	Director and Chief Executive Officer	61	2009
Dr. Cristina Csimma	Director	57	2010
James A. Geraghty	Chairman of the Board	61	2015
Dr. Mary Ann Gray	Director	63	2016
Ann Merrifield	Director	65	2015
Dr. Nikin Patel	Director and Chief Operating Officer	43	2013

Dr. Frank M. Armstrong FRCPE, FFPM has been a director of the Company since September 2013. Dr. Armstrong led Medical Science and Innovation in R&D at Merck Serono from December 2010 to December 2011 and previously led Worldwide Product Development at Bayer AG from 1998 to 2001 and the Worldwide Medical Organization at Zeneca from 1996 to 1998. He also served as Chief Executive Officer of Fulcrum Pharma plc (professional services/CRO) from 2008 to 2010; President and Chief Executive Officer of CuraGen Corp. (oncology therapeutics) from 2006 to 2007; Chief Executive Officer of Bioaccelerate from 2005 to 2006; Chief Executive Officer of Provensis Pharmaceuticals, a subsidiary of BTG PLC (healthcare) from 2003 to 2004; and Chief Executive Officer of Phoqus Pharmaceuticals plc. (drug delivery) from 2002 to 2003. Dr. Armstrong holds an honours degree and MBChB in Biochemistry and Medicine from the University of Edinburgh in Scotland. He was elected as a Fellow of the Faculty of Pharmaceutical Physicians (FFPM) in 1994, and Fellow of Royal College of Physicians, Edinburgh (FRCPE) in 1993. Dr. Armstrong is currently the non-executive Chairman of Caldan Therapeutics, a position he has held since February 2016; the non-executive Chairman of Faron Pharmaceuticals, a position he has held since September 2015; a non-executive Director for Mereo Pharma, a position he has held since April 2015; the non-executive Chairman of Summit plc (drug discovery and development), a position he has held since June 2013; Chairman of Xceleron Inc. (bioanalytical services), a position he has held since April 2012; and a non-executive Director of Actino Pharma, a position he has held since November 2009. He is also a member of the Strategic Advisory Board of Healthcare Royalty Partners, a position he has held since 2009 and Chairman of the U.K.- based “Love Africa” Charitable Trust, a position he has held since 2009.

Qualifications: Dr. Armstrong is an experienced, medically qualified, pharmaceutical executive with over 20 years of experience in development and management at major pharmaceutical and leading biotechnology companies in the U.K., U.S., Switzerland and Germany. Dr. Armstrong’s experience spans all aspects of the drug evaluation, development and commercialization processes.

Frank C. Condella, Jr. has served as Chief Executive Officer since December 2009 and has been a Director of Juniper since March 2009. Mr. Condella has over 30 years of experience in the pharmaceutical industry. He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation from 2002 to February 2006, and President and Chief Executive Officer of Faulding Pharmaceuticals, Vice-President of Specialty Care Products at Roche and Vice-President and General Manager of Lederle (Pfizer) Standard Products. Mr. Condella is currently the non-executive Chairman of Skyepharma plc, and Vice Chairman of the Board of Trustees of the PKD Foundation. Mr. Condella holds a MBA degree and a B.S. degree in pharmacy from Northeastern University.

Qualifications: Mr. Condella has a wide-ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing, sales, manufacturing, product development, licensing and acquisitions.

Dr. Cristina Csimma, PharmD, MHP has been a director of the Company since September 2010. She is also a director of Vtesse Inc., a rare disease company, and has been engaged in strategic advisory roles with the biopharmaceutical and venture capital industries, as well as government and patient organizations. Dr. Csimma has been a President and the founding Chief Executive Officer of Cydan Development, Inc. (therapeutics for orphan diseases) from November 2012 until April 2014, and a director of the company until December 2014. Prior to that she served as Vice President, Drug Development, of Virdante Pharmaceuticals, Inc., from January 2009 to May 2011. She was a principal of Clarus Ventures, LLC (life sciences venture capital) from 2006 through 2008. She was Senior Director/Director, Experimental Medicine and Translational Research, Wyeth Research (pharmaceuticals) from 2001 to 2006, and Director, Clinical Research and Development, Wyeth Research (pharmaceuticals) from 2000 to 2001. Previously, Dr. Csimma held various positions, including Associate Director, Clinical Research, with Genetics Institute from 1988 to 2000, and was a Clinical Pharmacist with Dana-Farber Cancer Institute from 1983 to 1988. Dr. Csimma holds B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University.

Qualifications: Dr. Csimma has extensive experience in drug development, fund raising and company building in the biopharmaceutical industry, and venture capital, and has led global programs in multiple therapeutic areas.

James A. Geraghty has served as the Chairman of the Board since May 2015. Since May 2013, Mr. Geraghty has served as an Entrepreneur in Residence at Third Rock Ventures, a leading biotech venture and company-formation fund. From April 2011 to December 2012, Mr. Geraghty served as Senior Vice President, North America Strategy and Business Development at Sanofi, which he joined upon its acquisition of Genzyme. Mr. Geraghty spent the 20 prior years at Genzyme, where his roles included Senior Vice President International Development, President of Genzyme Europe, and General Manager of Genzyme’s cardiovascular business. Mr. Geraghty has served as Chairman of the Board of Idera Pharmaceuticals (biotechnology) since 2013 and as a member of the board of directors of Voyager Therapeutics, Inc. since 2014. Mr. Geraghty is also a member of the Joslin Diabetes Center Board of Trustees, and of the BIO Ventures for Global Health board. He started his career in healthcare strategy consulting at Bain and Company. A graduate of the Yale Law School, Mr. Geraghty holds a M.S. from the University of Pennsylvania and a B.A. from Georgetown University.

Qualifications: Mr. Geraghty is an industry leader with 30 years of strategic and leadership experience, including more than 20 years as a senior member of executive teams at biotechnology companies developing and commercializing innovative therapies.

Dr. Mary Ann Gray has been a director of the Company since March 2016. Since 2003, Dr. Gray has served as President of Gray Strategic Advisors, LLC, which provides strategic advice to both public and private biotechnology companies. Previously, she spent three and a half years with the Federated Kaufmann Fund focusing on both public and private healthcare investments. Prior to joining the Kaufmann Fund, Dr. Gray was a sell-side biotechnology analyst for nine years with Kidder Peabody, Dillon Read and Raymond James. She also held scientific positions at Schering Plough and NeoRx. Dr. Gray has also served on the board of directors of three public biotechnology companies, Acadia Pharmaceuticals, Inc. (“Acadia”) since 2005, Senomyx, Inc. (“Senomyx”) since 2010, and TetraLogic Pharmaceuticals Corporation (“TetraLogic”), since 2014. At Acadia she serves as chairman of the audit committee and also serves on the compensation committee. At Senomyx she is a member of the compensation committee. At TetraLogic she is chairman of the audit committee. Dr. Gray also served on the board of directors of Dyax Corp., beginning in 2001, and served as its lead director from 2010 until January 2016, when Dyax Corp. was acquired by Shire plc. Dr. Gray has a Ph.D. in Pharmacology from the University of Vermont where she focused on novel chemotherapeutic agents for the treatment of cancer. She did post-doctoral work at Northwestern University Medical School and Yale University School of Medicine. Earlier in her career, Dr. Gray managed pre-clinical toxicology studies for the National Cancer Institute through Battelle Memorial Institute and worked in hospital laboratory.

Qualifications: Dr. Gray has a strong dual background as a scientist and financial analyst and portfolio manager in the biotechnology industry, as well as public company board experience.

Ann Merrifield has been a director of the Company since July 2015. She was previously the President and Chief Executive Officer of genomics company, PathoGenetix, Inc., a privately held health technology company, from December 2012 to July 2014. Prior to joining PathoGenetix, Inc., Ms. Merrifield served an 18-year tenure at Genzyme Corporation (now owned by Sanofi S.A.), a diversified, global biotechnology company. During her time at Genzyme Corporation, Ms. Merrifield served, among other roles, as Senior Vice President, Business Excellence, President of Genzyme Biosurgery, and President of Genzyme Genetics. Prior to joining Genzyme, Ms. Merrifield was a Partner at Bain and Company, a global strategy consulting firm, and an Investment Officer at Aetna Life & Casualty. Ms. Merrifield earned a Bachelor of Arts in Zoology and a Master of Education from the University of Maine, and a Master of Business Administration from the Amos Tuck School of Business at Dartmouth College. She is also a Director of Flexion Therapeutics and InVivo Therapeutics, and a Trustee of two MassMutual investment funds.

Qualifications: Ms. Merrifield has broad expertise in the biotechnology sector and extensive management experience.

Dr. Nikin Patel has served as our Chief Operating Officer since April 2015. Dr Patel co-founded and served as the Chief Executive Officer of Juniper Pharma Services (f/k/a Molecular Profiles, Ltd.) from 1998 until April 2015. He has served as President of Juniper Pharma Services since April 2015. Dr. Patel joined our board of directors in September 2013, when Juniper Pharma Services was acquired by us. Dr. Patel has over 15 years’ technical experience centered on pharmaceutical analysis and formulation development. His leadership was recognized externally through the U.K.’s most prestigious industry accolade, the Queen’s Award for Enterprise, won by Molecular Profiles in both 2007 and 2011 in the Innovation category.

Qualifications: Dr. Patel holds a first class honours degree and PhD in Pharmacy from the University of Nottingham, and is a Member of the Royal Pharmaceutical Society (MRPharmS). Dr. Patel is also a co-founder of Locate Therapeutics, a specialist regenerative medicine and device company.

Executive Officers

Our Executive Officers as of the date of this report are as follows:

Name	Age	Position with the Company
Frank C. Condella, Jr.	61	President and Chief Executive Officer
George O. Elston	51	Chief Financial Officer
Dr. Nikin Patel	43	Chief Operating Officer
Dr. Bridget Martell	50	Chief Medical Officer

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

Frank C. Condella, Jr. For Mr. Condella’s biography, please see above under “The Board in General.”

George O. Elston. Mr. Elston has served as our Chief Financial Officer since September 2014. Mr. Elston has over 20 years of experience as a senior financial executive. Prior to joining the Company, Mr. Elston was the Senior Vice President and Chief Financial Officer of KBI Biopharma, Inc., a contract research firm to the biopharmaceutical industry, from February 2013 through September 2014. He has served as the Managing Partner of Chatham Street Partners, a strategic advisory firm to the life science industry since January 2010. From January 2008 to January 2010, Mr. Elston was Chief Financial Officer of Optherion, Inc., a privately held biopharmaceutical company. From May 2000 to September 2007, Mr. Elston held several senior executive roles at Elusys Therapeutics, Inc., a privately held biopharmaceutical company. Before joining Elusys, Mr. Elston was Chief Financial Officer of Trillium USA, Inc., prior to which, he was with C.R. Bard, Inc., an international manufacturer and distributor of medical devices, and with PricewaterhouseCoopers. Mr. Elston has served on the board of directors of Celldex Therapeutics, Inc. since 2004, which became a public reporting company in 2008, and has been Chairman of its audit committee since 2004. He has also served as a trustee for the Deutsche Bank DBX ETF Trust since October 2010, where he also serves as Chairman of the audit committee. He received his B.B.A in Public Accounting from Pace University and is a Certified Public Accountant.

Dr. Nikin Patel. For Dr. Patel’s biography, please see above under “The Board in General.”

Dr. Bridget Martell. Dr. Martell has served as our Chief Medical Officer since January 2015. Dr. Martell brings more than15 years’ experience in clinical development, medical affairs and academia to the Company, including expertise in establishing regulatory strategy for clinical programs and creating submission readiness packages. She has overseen the product development activities of numerous pharmaceutical companies, including Purdue Pharma and several business units within Pfizer Worldwide’s biopharmaceutical business. At Purdue Pharma, where she served from October 2011 to April 2013, Dr. Martell led and built a new medical affairs organization to support the in-line and developing medications portfolio. Prior to her time at Purdue Pharma, Dr. Martell was the Biosimilars medical head at Pfizer, where she served from August 2010 to August 2011, responsible for clinical development and medical affairs activities. She also held senior clinical development roles in other business units within Pfizer’s biopharmaceutical business. Most recently, Dr. Martell was the founder and managing director of BAM Consultants. Dr. Martell holds a Bachelor’s of Science in Microbiology from Cornell University, a Master of Arts in Molecular Immunology from Boston University, and a Doctor of Medicine degree from The Chicago Medical School. She completed her internship and residency in Internal Medicine, was a Chief Resident, and a Robert Wood Johnson Clinical Scholar at Yale University School of Medicine. She is board certified in both Internal and Addiction Medicine.

Audit Committee

The current members of our Audit Committee are Dr. Mary Ann Gray (Chair), Dr. Frank M. Armstrong, and James A. Geraghty. Each of these individuals has been determined by the Board to be independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASDAQ Marketplace Rules.

The committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2015 the committee held 9 meetings. The primary function of the Audit Committee is to oversee Juniper’s reporting processes on behalf of the Board and to report the results of its activities to the Board. The Audit Committee’s primary duties and responsibilities are to:

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

All of the members of the Audit Committee have been determined by the Board to be independent within the meaning of the applicable Nasdaq Marketplace Rules and Section 10A-3(b)(1) of the Exchange Act of 1934, as amended (the “Exchange Act”). The Company has identified Dr. Gray as an “audit committee financial expert” as that term is defined under applicable regulations of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to the Company. The Company is required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) of the Exchange Act with respect to our Company, we believe that during 2015 all of our executive officers, directors and 10% stockholders complied with the Section 16(a) requirements except that Mr. Geraghty filed one late Form 4 reporting one transaction and Ms. Merrifield filed a late Form 3.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

Our Compensation Committee provides assistance to the Board in fulfilling its responsibility to oversee and participate in the creation and administration of executive compensation programs and practices. Responsibilities of the Compensation Committee include, among other things:

•	Review and determination of the annual salary of the Company’s chief executive officer and other executive officers;

•	Review and approval of the Company’s management incentive compensation policies and programs; and

•	Review and approval of equity compensation programs for the Company’s employees, directors and consultants, including grants of options, restricted stock and other awards thereunder.

The Compensation Committee acts pursuant to the Compensation Committee Charter. This Charter can be found on our corporate website, www.juniperpharma.com.

The current members of our Compensation Committee are Dr. Frank M. Armstrong (Chair), Dr. Cristina Csimma and Ms. Ann Merrifield. Each of these individuals has been determined by the Board to be independent within the meaning of the applicable Nasdaq Marketplace Rules.

The Compensation Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2015, the Compensation Committee held 9 meetings. The Compensation Committee has the authority under its charter to retain independent consultants and legal counsel to provide guidance on matters related to executive compensation and other related matters; provided, however, that the Compensation Committee must take into account certain independence factors outlined in the Nasdaq Marketplace Rules in making their selections.

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

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented based on our pay-for-performance compensation philosophy. Our named executive officers for 2015 were Frank C. Condella Jr., President and Chief Executive Officer (“CEO”); George O. Elston, Chief Financial Officer; Dr. Nikin Patel, Chief Operating Officer; and Dr. Bridget Martell, Chief Medical Officer.

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

The Company has entered into employment agreements with each of Messrs. Condella and Elston and Drs. Patel and Martell because we believe that they are a fair and effective way to maintain focus on our business in the face of market and other volatility in our industry. These employment agreements contain certain confidentiality and non-competition provisions.

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

Compensation Program Elements and Pay Level Determination

The Compensation Committee undertakes discussions and assessments of compensation-related programs and the performance of management throughout the year. Early in the Company’s fiscal year, the Compensation Committee reviews and recommends base salaries, annual cash incentive bonuses, and equity incentives for all executive officers based on the prior year’s performance, which are then approved by all non-employee directors.

As part of the review process, the CEO provides to the Compensation Committee an individual assessment of the major accomplishments of each executive officer over the prior year and recommends compensation for each such executive officer. The Compensation Committee evaluates the performance of our CEO and recommends to the Board for its approval all compensation elements and amounts to be awarded to our CEO. Our CEO, who is a member of the Board of Directors, does not participate in Board decisions relating to his own compensation. The key metrics we use to measure the performance of our executive officers can be grouped into the following categories:

•	Financial—We evaluate measures of our financial performance such as revenue, expense management and cash flow metrics.

•	Operational—We evaluate operational measures to determine that the Company is operating effectively and efficiently.

•	Strategic—We evaluate strategic measures to determine our executive officers’ effectiveness in developing and implementing a long-term plan for the Company that is expected to increase the market capitalization of the Company over time.

The Compensation Committee considers the recommendations of the CEO and other information (including each executive’s significant accomplishments, external competitiveness, Company performance, progress towards strategic objectives, and internal equity among executive officers) and applies its knowledge and discretion to determine the compensation for each executive officer.

Public Company Peer Group

To understand external competitiveness, the Compensation Committee compares each element of total compensation against a peer group of publicly traded pharmaceutical and biotechnology companies. Company management first recommends a list of companies as the peer group, including specialty pharmaceuticals/drug delivery companies and companies providing products and services to the life sciences industry. Management also considers the types of products sold or developed by such companies, as well as their market capitalization, revenues, and number of employees. The Compensation Committee then reviews the list of companies proposed by management and selects the peer group as it deems appropriate and reasonable.

The following companies comprised our public company peer group for 2015:

Alexza Pharmaceuticals	ALXA
ANI Pharmaceuticals, Inc.	ANIP
Antares Pharma, Inc.	ATRS
BioDelivery Sciences International, Inc.	BDSI
Caladrius BioSciences (formerly NeoStem, Inc.)	CLBS
Codexis, Inc.	CDXS
Elite Pharmaceuticals, Inc.	ELTP
Epirus Biopharmaceuticals, Inc. (formerly Zalicus, Inc.)	EPRS
NovaBay Pharmaceuticals, Inc.	NBY
Ocera Therapeutics, Inc.	OCRX
Pain Therapeutics, Inc.	PTIE
Paratek Pharmaceuticals, Inc. (formerly Transcept Pharmaceuticals, Inc.)	PRTK
Pozen, Inc.	POZN

The Role of Stockholder “Say-on-Pay” Votes

As required by Section 14A of the Exchange Act, the Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”). At the Company’s annual meeting of stockholders held in July 2015, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that this result affirms the stockholders’ support for the Company’s approach to executive compensation, and, therefore, the Company did not make any changes to its approach to executive compensation in 2016. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future decisions regarding the compensation of its executive officers.

Components of our Executive Compensation Program

Total compensation for our named executive officers generally consists of a mix of cash and equity awards. Base salaries and discretionary annual incentive bonuses are paid in cash. Long-term incentives are provided in the form of stock option awards. Named executive officers also receive standard employee benefits.

Each component of compensation and selected benefits is summarized in the table below.

Component	Purpose/Description
Base salary	Competitive fixed income for performance of day-to-day responsibilities. Paid semi-monthly for U.S. employees; monthly for UK employees.

Annual incentive bonus	Rewards achievement of annual goals that support short-term (annual) business objectives. Paid in cash after the relevant fiscal year.

Equity compensation	Fosters a culture of ownership, aligns compensation with stockholder interests, and promotes long-term retention with the Company. Consists primarily of stock options.

Benefits	Standard employee benefits, such as health, dental, vision, short- and long-term disability, and life insurance.

Component	Purpose/Description
Retirement Benefits	Standard employee 401(k) Plan. The Company’s safe harbor non-elective contribution to the savings plan is in the amount equal to 3% of base salary up to the statutory maximum.
Perquisites	None.

While the general mix of each compensation component is considered in the design of our total compensation program, the Compensation Committee does not target a specific mix of pay either in its program design or in its compensation determinations. By design, our executive officers have more variability in their compensation than non-executives, to more closely tie their compensation to the Company’s overall performance. The Compensation Committee considers each element of total compensation offered by the Company against each element of total compensation provided by our peer group companies.

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

Generally, the Compensation Committee compares our executive officers’ base salaries with base salaries of individuals in comparable positions at the peer group companies. In connection with determining the base salary levels for the Company’s executive officers, the Compensation Committee compares their total cash compensation (i.e. base salary plus target annual bonus) to total cash compensation of individuals in comparable positions at the peer group companies.

The 2015 base salaries of each of our named executive officers were as follows: Mr. Condella—$340,000; Mr. Elston—$300,000; Dr. Patel—£183,266; and Dr. Martell—$280,000.

Annual Cash Incentive Bonus

We maintain an annual cash incentive program (the “Incentive Plan”), the purpose of which is to motivate and reward the attainment of annual Company and individual performance goals. For our named executive officers, annual incentive opportunities, which are expressed as a percentage of base salary, can range from 0% to 150% of targeted levels, depending on the degree of attainment of pre-established Company goals and individual goals for the particular year. In order for any named executive officer to be eligible to receive an annual incentive bonus, the Company must achieve 50% of the pre-established target corporate goals (as described below).

Actual payouts under the Incentive Plan are recommended by the Compensation Committee to the Board based on achievement of corporate goals, overall individual performance, and the broad discretion of the Compensation Committee and the Board. Our corporate goals are jointly established at the beginning of each year by management and the Compensation Committee and are approved by the Compensation Committee and the Board. Once the corporate goals are finalized and approved by the Board, they are clearly communicated to executives. Executives are aware of the overall bonus program, targets, annual goals, and performance measures that impact the annual bonus payout.

The extent to which corporate goals are achieved is assessed by the Compensation Committee with input from the CEO and other members of management. The Compensation Committee considers the following in assessing cash bonuses:

•	The extent to which corporate goals are achieved or exceeded; and

•	The overall success of the Company throughout the year as determined by factors such as progress in key programs, execution of the strategic plan, and share price.

2015 Annual Cash Incentive Bonuses

Bonus targets for 2015 for Messrs. Condella and Elston and Drs. Patel and Martell were 70%, 40%, 70% and 40% of their base salary, respectively, pursuant to their individual employment agreements.

The following table summarizes the Company’s goals for 2015 and the Compensation Committee’s determination with respect to the achievement level of each such goal.

Company Goal	Weight	Results	Achievement
Financial Goals
Achieve fiscal year EBITDA target of $1.67 million (1)	10%	Goal Achieved	10%
Gain coverage by at least one additional research analyst	5%	Goal Achieved	5%
Institutional investors’ targeted ownership of outstanding shares	5%	Goal Achieved	5%
Operational Goals
Maintain or surpass target CRINONE service supply chain levels	10%	Goal Overachieved	15%
Achieve fiscal year service revenue target of at least $10.4 million	20%	Goal Overachieved	25%
Strategic Goals
Complete targeted enrollment for POC study for COL-1077	20%	Goal Not Achieved	0%
Request pre-IND meeting with the FDA for second product by year end.	20%	Goal Achieved	20%
Implement SAB and have initial meeting by end of second quarter 2015	10%	Goal Achieved	10%

Total	100%		90%

(1)	EBITDA was calculated as follows: Net (loss) income plus depreciation and amortization, stock-based compensation expense, and interest expense, net, less (benefit from) provision for income taxes as reported in the Company’s earnings release. For purposes of calculating achievement of this goal for 2015, EBITDA was adjusted for certain exceptional expenses that were approved by the Compensation Committee.

The Compensation Committee recognized the Company’s achievement of the 2015 goals at 90% in the aggregate, which was more than the required 50% minimum achievement level for corporate goals.

Individual performance goals were established for each of the named executive officers in the first quarter of 2015. The Compensation Committee recognized achievement of the individual 2015 goals as follows: Messrs. Condella and Elston—100%; and Drs. Patel and Martell—115%.

Based on this determination, the 2015 annual cash incentive bonuses payments made to the named executive officers were as follows:

Name	Position	2015 Target Annual Incentive Bonus	2015 Annual Incentive Bonus Paid

Frank C. Condella, Jr.	President and Chief Executive Officer	$238,000	$218,960
George O. Elston	Chief Financial Officer	$120,000	$110,400
Dr. Nikin Patel	Chief Operating Officer	$178,019	$169,085	(1)
Dr. Bridget Martell	Chief Medical Officer	$112,000	$106,400

(1)	The amount shown for Dr. Patel represents the amount that was paid in British pound (£121,848) and converted to U.S. dollars for purposes of this table, using an exchange rate as of February 29, 2016 of 1.38767 U.S. dollars for each British pound.

Equity Compensation

An equity compensation program is provided to all executives and certain key employees to foster a culture of ownership, align compensation with stockholder interests, and promote long-term retention with the organization. Each year the Compensation Committee determines the types of awards to be used for equity compensation. In doing so, the Compensation Committee considers the ability of each type of award to achieve key compensation objectives (such as employee retention, motivation, and attraction), the needs of the business, competitive market practices, dilution, and expense constraints, as well as tax and accounting implications.

Stock options awarded under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Performance Plan (the “2015 Plan”) must be equal to or greater than the fair market value (i.e., the closing price) of the Company’s Common Stock on the Nasdaq Global Market on the date of grant. Stock option grants are normally approved at Board and Compensation Committee meetings that are generally scheduled a year in advance. Scheduling decisions are made without regard to anticipated financial reporting dates or other major announcements by the Company.

Newly hired employees, including executive officers, may be granted options effective on the first day of employment, with such options having an exercise price set at the fair market value (i.e., the closing price) of our Common Stock on the Nasdaq Global Market on the employment start date. Our employees’ start dates are scheduled without regard to anticipated financial reporting dates or other major announcements by the Company.

We have historically made an annual grant of employee stock options at the time of the annual review of each executive’s performance, usually in February or early March of each year. Stock option grants typically vest over four years to provide an incentive for employees to remain with the Company and to increase stockholder value.

In determining the equity awards for 2015, the Compensation Committee concluded as follows: (1) the equity awards should be comparable to those provided by our peer group of companies; (2) the aggregate grants should be limited, so as not to exceed a predetermined dilution effect; and (3) the grants to executive officers should be within a range that is appropriate from a Company-wide internal fairness perspective.

Based on these determinations, on February 11, 2015, Mr. Condella was granted a stock option to purchase 40,000 shares, and Dr. Patel was granted a stock option to purchase 32, 000 shares. Each of the stock options granted to Mr. Condella and Dr. Patel vests in increments of 6.25% every three months beginning on the date that is three months after the grant date. Dr. Martell was granted a stock option to purchase 60,000 shares on January 6, 2015, in connection with her joining the Company. This option vests at a rate of 25% per year on each anniversary of the grant date. Mr. Elston received a new hire stock option grant in October 2014 and did not, therefore, receive a stock option grant in 2015.

Benefits and Perquisites

All named executive officers are offered the standard benefits that are offered to other full-time employees of the Company. For U.S. employees, these standard benefits include health, dental, vision, and life insurance, and both short- and long-term disability. UK employees receive health insurance and life insurance.

In addition, the Company offers a 401(k) plan to its U.S. employees and contributes a safe harbor non-elective contribution in an amount equal to 3% of the employee’s base salary up to the statutory maximum. UK employees are entitled to a matching 3% retirement plan contribution (of gross annual salary) from the Company.

The Company does not provide perquisites for our executive officers.

Compensation Policy Implementation in 2016

As noted elsewhere in this Compensation Discussion and Analysis section, the Compensation Committee believes that it is important when making compensation decisions to be informed as to the current practices of comparable, publicly-held companies. In the late summer of 2015, the Compensation Committee engaged Radford Associates (“Radford”) as compensation consultants to provide executive and non-employee director compensation consulting services.

Before retaining Radford, the Compensation Committee considered the independence of Radford in accordance with applicable NASDAQ Marketplace Rules, and determined that Radford is independent under applicable NASDAQ rules. Radford did not provide any services to the Company in 2015, other than to the Compensation Committee.

At the Compensation Committee’s request, Radford undertook a review of the Company’s peer group and provided recommendations to the Compensation Committee based on their findings. Based, in part, on Radford’s recommendations, the Compensation Committee revised the Company’s peer group, based on the following key factors: market capitalization, industry focus (defined as commercial biotechnology and pharmaceutical companies), stage of development (defined as Phase 2 or Phase 3 products), revenue and number of employees.

The following 20 companies were selected for our 2016 peer group:

Alimera Sciences, Inc. (ALIM)	Endocyte, Inc. (ECYT)

Antares Pharma, Inc. (ATRS)	EPIRUS Biopharmaceuticals, Inc. (EPRS)

Argos Therapeutics (ARGS)	Ocera Therapeutics, Inc. (OCRX)

Athersys, Inc. (ATHX)	OncoGenex Pharmaceuticals, Inc. (OGXI)

BioDelivery Sciences International, Inc. (BDSI)	Pain Therapeutics Inc. (PTIE)

Caladrius Biosciences, Inc. (CLBS)	Paratek Pharmaceuticals, Inc. (PRTK)

Codexis, Inc. (CDXS)	Pozen Inc. (POZN)

CTI BioPharma Corp. (CTIC)	Rigel Pharmaceuticals, Inc. (RIGL)

Cytokinetics, Incorporated (CYTK)	XOMA Corporation (XOMA)

Elite Pharmaceuticals, Inc. (ELTP)	Zogenix, Inc. (ZGNX)

Following its review of the executive compensation paid by the Company’s peer group companies and other survey information provided by Radford with respect to compensation paid by biopharmaceutical companies generally, the Compensation Committee determined that an increase in the base salaries of our named executive officers was advisable, particularly with respect to Mr. Condella’s base salary, which has not been adjusted since 2013 and was found to be well below the 25th percentile of base salary paid to the chief executive officers at our previous and new peer group companies. The Compensation Committee recommended, and the Board approved, the following adjustments to base salary for 2016: Mr. Condella—$410,000; Mr. Elston—$320,000; Dr. Patel—£205,218; and Dr. Martell—$320,000.

Based on its review of overall compensation paid to the chief operating officers of the peer group companies, with input from Radford, and after considering the adjustment made to Dr. Patel’s base salary and internal equity considerations with respect to the Company’s other executive officers, the Compensation Committee also recommended, and the Board approved, an adjustment to the target bonus opportunity payable to Dr. Patel for 2016 from 70% of base salary to 55% of base salary.

The Compensation Committee also determined, based on its review of overall compensation, and equity compensation specifically, and with input from Radford, that an increase in the annual equity grants to our executive officers, which were found to be well below the 25th percentile of the equity grants made to executive officers at our previous and new peer group companies, was advisable. The Compensation Committee recommended, and the Board approved, the following annual equity grants for 2016: Mr. Condella – 110,000 shares, Mr. Elston – 50,000 shares, Dr. Patel – 50,000 shares, and Dr. Martell – 50,000 shares.

Termination or Change in Control

We have entered into employment agreements with each of Messrs. Condella and Elston and Drs. Patel and Martell. The employment agreements provide for payments to be made to the executives if their employment is terminated under certain circumstances. We believe agreements of this type can be important components of our effort to recruit and retain senior executives, particularly for companies at our stage of development and in our relatively high-risk industry.

In addition, our 2015 Plan provides for the acceleration and vesting of equity awards granted under the plan in the event of a Change of Control.

A further discussion of the potential payments to be made to our executive officers upon the termination of their employment and/or a Change in Control is set forth below under the heading “Potential Payments upon Termination or Change in Control.”

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

Executive and Director Compensation

Summary Compensation Table (for Fiscal Years 2015, 2014 and 2013)

Name and principal position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Frank C. Condella, Jr. President and Chief Executive Officer	2015 2014 2013	340,000 340,000 340,000	133,040 180,258 132,375	218,960 — 214,200	9,350 7,650 7,650	701,350 527,908 694,225

George O. Elston Chief Financial Officer	2015 2014	300,000 75,000	— 275,416	110,400 —	8,250 51,500	418,650 401,916

Dr. Nikin Patel(4) Chief Operating Officer	2015 2014 2013	271,270 284,649 86,017	106,432 144,206 —	169,085 — 87,743	8,138 8,539 7,987	554,925 437,394 181,747

Dr. Bridget Martell Chief Medical Officer	2015	284,649	205,353	106,400	7,000	603,402

(1)	This column represents the grant date fair values of the stock options awarded in 2015, 2014 and 2013, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”), as originally filed on March 10, 2016, regarding the assumptions underlying the valuation of our equity awards.
(2)	This column represents incentive compensation earned under the Company’s Incentive Plan. See “Compensation Discussion and Analysis—2015 Annual Cash Incentive Bonuses” for information concerning the determination of these awards.
(3)	The amounts reported in this column include the Company’s safe harbor non-elective contribution to the named executive officers’ 401(k) savings account in the amount equal to 3% of base salary.
(4)	For Dr. Patel, the amounts shown (other than for non-equity incentive plan compensation) represent amounts that were paid in British pound and converted to U.S. dollars using an exchange rate as of December 31, 2015, 2014 and 2013 of 1.4802, 1.5532 and 1.649077 U.S. dollars, respectively, for each British pound. The amounts shown for non-equity incentive plan compensation represent the amounts that were paid in British pound and converted to U.S. dollar using an exchange rate as of the date they were paid, which was 1.38767 for his 2015 award which was paid on February 29, 2016, and 1.67109 for his 2013 award which was paid on February 28, 2014. For 2013, these amounts are a representation of compensation paid or earned from September 12, 2013 to December 31, 2013.

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

Name and Principal Position	Year	Total Realized Compensation
Frank C. Condella, Jr. President and Chief Executive Officer	2015 2014 2013	$ $ $	568,310 347,650 561,850

George O. Elston Chief Financial Officer	2015 2014	$ $	418,650 126,500

Dr. Nikin Patel(1) Chief Operating Officer	2015 2014 2013	$ $ $	448,493 293,188 181,747

Dr. Bridget Martell Chief Medical Officer	2015		$398,049

(1)	The amount shown in the table above for Dr. Patel have been converted from British pounds to U.S. dollars using an exchange rate as of December 31, 2015, 2014 and 2013 of 1.4802, 1.5532 and 1.649077 U.S. dollars, respectively, for each British pound. The amounts shown for 2013 are a representation of compensation paid or earned from September 12, 2013 to December 31, 2013.

2015 Grants of Plan-Based Awards Table

The following table provides information about annual incentive bonus and equity awards granted to the named executive officers in 2015.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/share)(3)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Frank C. Condella, Jr. President and Chief Executive Officer	— 2/11/2015	— —	238,000 —	357,000 —	— 40,000	— 5.56	— 133,040

George O. Elston Chief Financial Officer	—	—	120,000	180,000	—	—	—

Dr. Nikin Patel Chief Operating Officer(5)	— 2/11/2015	— —	189,889 —	284,834 —	— 32,000	— 5.56	— 106,432

Dr. Bridget Martell Chief Medical Officer	— 1/6/2015	— —	112,000 —	168,000 —	— 60,000	— 5.63	— 205,353

(1)	These columns show the range of possible payouts for 2015 annual incentive compensation granted under the Incentive Plan. For a description of the 2015 annual incentive program, see “Compensation Discussion and Analysis—2015 Annual Cash Incentive Bonuses”. The actual amounts paid to our named executive officers under the 2015 annual incentive program were as follows – Mr. Condella, $218,960; Mr. Elston, $110,400; Dr. Patel, $169,085; and Dr. Martell, $106,400.

(2)	Represents the number of shares underlying stock option awards that were granted to the named executive officers in 2015 under the 2015 Plan. Each of these awards has a seven year term. The stock options granted to Mr. Condella and Dr. Patel vest in increments of 6.25% every three months beginning on the date that is three months after the grant date. Dr. Martell‘s stock option vests at a rate of 25% per year on each anniversary of the grant date.
(3)	The exercise price is the closing price on the Nasdaq Global Market on the date of grant.
(4)	These amounts represent the grant date fair value of the stock option awards granted to the named executive officers in 2015, computed in accordance with the ASC Topic 718. See Note 2 to the consolidated financial statements included in our 2015 Annual Report as originally filed on March 10, 2016, regarding the assumptions underlying the valuation of our equity awards.
(5)	The amount shown in the table above for Dr. Patel’s non-equity incentive plan award has been converted from British pounds to U.S. dollars using an exchange rate as of December 31, 2015, 2014 and 2013 of 1.4802, 1.5532 and 1.649077 U.S. dollars, respectively, for each British pound. For 2013, these amounts are a representation of compensation paid or earned from September 12, 2013 to December 31, 2013.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information on the holdings of stock options and stock awards by the named executive officers as of December 31, 2015. The table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the option or stock award grant date.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Frank C. Condella, Jr. President and Chief Executive Officer	12/11/2009 9/15/2010 2/7/2011 2/29/2012 3/1/2013 3/10/2014 2/11/2015	12,500 43,748 39,374 29,530 9,375 10,000 7,500	— — — 9,844 18,750 30,000 32,500	6.96 8.56 20.72 5.28 4.96 7.05 5.56	12/11/2016 9/15/2017 2/7/2018 2/29/2019 3/1/2020 3/10/2021 2/11/2022

George O. Elston Chief Financial Officer	10/1/2014	18,750	56,250	5.97	10/1/2021

Dr. Nikin Patel Chief Operating Officer	3/10/2014 2/11/2015	8,000 6,000	24,000 26,000	7.05 5.56	3/10/2021 2/11/2022

Dr. Bridget Martell Chief Medical Officer	1/6/2015	—	60,000	5.63	1/6/2022

(1)	Option Awards Vesting Schedule:

Grant Date	Vesting Schedule

2/29/2012	The remaining shares vested as follows: 9,844 shares on 2/29/2016.

3/1/2013	The remaining shares vested/vest as follows: 9,375 shares on 3/1/2016 and 9,375 shares on 3/1/2017.

3/10/2014	The remaining shares vested/vest as follows:

• Mr. Condella—10,000 shares on 3/10/2016, 10,000 shares on 3/10/2017, and 10,000 shares on 3/10/2018.

• Dr. Patel—8,000 shares on 3/10/2016, 8,000 shares on 3/10/2017 and 8,000 shares on 3/10/2018.

10/1/2014	The remaining shares vest as follows: 18,750 shares on 10/1/2016, 18,750 shares on 10/1/2017, and 18,750 shares on 10/1/2018.

1/6/2015	The remaining shares vested/vest as follows: 15,000 shares on 1/6/2016, 15,000 shares on 1/6/2017, 15,000 shares on 1/6/2018 and 15,000 shares on 1/6/2019.

2/11/2015	The remaining shares vested/vest in increments of 6.25% every three months as follows: Mr. Condella 2,500 shares every three months and Dr. Patel 2,000 shares every three months.

Option Exercises and Stock Vested in 2015

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Frank C. Condella, Jr.	9,375	46,406
President and Chief Executive Officer

George O. Elston	—	—
Chief Financial Officer

Dr. Nikin Patel	—	—
Chief Operating Officer

Dr. Bridget Martell	—	—
Chief Medical Officer

Payments upon Termination or Change in Control

We have entered into employment agreements with each of Messrs. Condella and Elston and Drs. Patel and Martell, which require us to provide to them cash compensation, benefits, and/or the acceleration of the vesting of equity awards in the event of their termination of employment, as described below. The severance payments described below are subject to the executive’s execution of a general release of the Company, as described in the various agreements.

In addition, our 2015 Plan provides that in the event of a “Change of Control,” any outstanding and unexercised stock option award will become immediately and fully exercisable, and will remain exercisable until it would otherwise expire or be forfeited, and all other outstanding awards granted under the 2015 Plan will become immediately and fully vested.

The 2015 Plan defines “Change of Control” as:

(i) The acquisition by any “Person” (as such term is defined in Section 3(a) (9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, including a “group” as defined in Section 13(d) thereof) of “Beneficial Ownership” (within the meaning of Rule 13d-3 under the Exchange Act) of more than 50% of either (A) the then-outstanding Shares (“Outstanding Company Common Stock”) or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that, the following acquisitions will not constitute a Change in Control: (1) any acquisition by the Company, (2) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company, (3) any acquisition by any entity controlled by the Company, or (4) any acquisition by any entity pursuant to a transaction that complies with Section 13(f)(ii)(A), (B) or (C);

(ii) Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company and/or any entity controlled by the Company, or a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any entity controlled by the Company (each, a “Business Combination”), in each case, provided, however, that, for purposes of this Section 13(f)(ii), a Business Combination will not constitute a Change of Control if following such Business Combination: (A) all or substantially all of the individuals and entities that were the Beneficial Owners of the Outstanding Company Common Stock and Outstanding Company Voting

Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, an entity that, as a result of such transaction, owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; and (B) no Person (excluding any entity resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of, respectively, the then-outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then-outstanding voting securities of such corporation, except to the extent that such ownership existed prior to the Business Combination; and (C) at least a majority of the members of the board of directors of the entity resulting from such Business Combination were members of the Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination (but excluding any member of the Board whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Frank C. Condella

Mr. Condella’s amended and restated employment agreement, effective May 4, 2010, as amended on March 1, 2011, provides for the following payments and/or benefits upon termination of his employment:

Type of Termination	Description of Payments/Benefits

Death	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) the pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination; and (iii) immediate vesting of any unvested restricted stock earned as part of executive’s annual performance bonus.

Resignation by employee without Good Reason	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; and (ii) the pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination.

Termination by the Company with Cause	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; and (ii) the pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination.

Termination by the Company without Cause	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) the pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination; (iii) immediate vesting of any unvested restricted stock earned as part of executive’s annual performance bonus; and (iv) vesting of any unvested long-term incentive award.

Resignation by the employee with Good Reason	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) the pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination; (iii) immediate vesting of any unvested restricted stock earned as part of executive’s annual performance bonus; and (iv) vesting of any unvested long-term incentive award.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within six months after a Change of Control	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) the pro-rated portion of the $2,000 monthly expense allowance through the effective date of termination; (iii) immediate vesting of any unvested restricted stock earned as part of executive’s annual performance bonus; (iv) vesting of any unvested long-term incentive award; and (v) six months of base salary.

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

The employment agreement defines “Change of Control” as the acquisition of control by an entity, or a group of entities acting together, of 50% or more of the Company’s voting securities with the power to elect a majority of the Board of Directors.

The following table describes the potential payments and benefits that Mr. Condella would have been entitled to receive under the terms of his employment agreement had his employment terminated on December 31, 2015 and under the terms of our 2015 Plan had a Change of Control (as defined by the 2015 Plan) occurred on December 31, 2015 .

	Cash Severance	Vacation	Acceleration of	Total Termination
	Payment(1)	Pay(2)	Equity Awards(3)	Benefits
Death	N/A	$26,154	N/A	$26,154
Resignation by employee without Good Reason	N/A	$26,154	N/A	$26,154
Termination by the Company with Cause	N/A	$26,154	N/A	$26,154
Termination by the Company without Cause	N/A	$26,154	$401,279	$427,433
Resignation by employee with Good Reason	N/A	$26,154	$401,279	$427,433
Termination by the Company without Cause or Resignation by employee for Good Reason after a Change of Control	$170,000	$26,154	$401,279	$597,433
Change of Control	N/A	N/A	$401,279	$401,279

N/A—Not Applicable

(1)	Payment of the amount of base salary for six months following the date of termination.
(2)	Assumes 20 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)	Represents the intrinsic value of unvested stock options on December 31, 2015, based on the difference between the closing market price of the Company’s Common Stock on December 31, 2015 ($10.30) and the applicable exercise price of all such stock options. Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock options awards).

George O. Elston

Mr. Elston’s employment agreement, effective September 23, 2014, provides for the following payments and/or benefits upon termination of his employment:

Type of Termination	Description of Payments/Benefits

Death	Base salary through the effective date of termination together with any accrued but unused vacation pay.

Resignation by employee without Good Reason	Base salary through the effective date of termination together with any accrued but unused vacation pay.

Termination by the Company with Cause	Base salary through the effective date of termination together with any accrued but unused vacation pay.

Termination by the Company without Cause	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) six months of base salary; and (iii) an amount equal to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

Resignation by the employee with Good Reason	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) six months of base salary; and (iii) an amount equal to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within six months after a Change of Control	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) six months of base salary and accrued bonus; and (iii) an amount equal to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

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

The employment agreement defines “Change of Control” as the acquisition of control by an entity, or a group of entities acting together, of 50% or more of the Company’s voting securities with the power to elect a majority of the Board of Directors.

The following table describes the potential payments and benefits that Mr. Elston would have been entitled to receive under the terms of his employment agreement had his employment terminated on December 31, 2015 and under the terms of our 2015 Plan had a Change of Control (as defined by the 2015 Plan) occurred on December 31, 2015 .

	Cash Severance	Vacation	Continuation of Medical/Welfare Benefits	Acceleration and Continuation of	Total Termination
	Payment(1)	Pay(2)	(present value)	Equity Awards(3)	Benefits
Death	N/A	$23,077	N/A	N/A	$23,077
Resignation by employee without Good Reason	N/A	$23,077	N/A	N/A	$23,077
Termination by Company with Cause	N/A	$23,077	N/A	N/A	$23,077
Termination by the Company without Cause or	$150,000	$23,077	5,910	N/A	$178,987
Resignation by employee with Good Reason	$150,000	$23,077	5,910	N/A	$178,987
Termination by the Company without Cause or Resignation by employee for Good Reason after a Change of Control	$150,000	$23,077	5,910	N/A	$178,987
Change of Control	N/A	N/A	N/A	$324,750	$324,750

N/A—Not Applicable

(1)	Payment of the amount of base salary for six months following the date of termination.
(2)	Assumes 20 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)	Represents the intrinsic value of both vested and unvested stock options on December 31, 2015, based on the difference between the closing market price of the Company’s Common Stock on December 31, 2015 ($10.30) and the applicable exercise price of all such stock options. Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).

Dr. Patel

Dr. Patel’s employment agreement provides for severance in the event the Company elects to terminate his employment with less than six months’ prior written notice. Had the Company elected to terminate his employment on December 31, 2015, with no prior written notice, Dr. Patel would have been entitled to receive £101,14 (or $149,721), the equivalent of six months of base salary.

In addition, had a Change of Control (as defined under the 2015 Plan) occurred on December 31, 2015, Dr. Patel’s outstanding equity awards (with an intrinsic value of $255,680) would have become immediately and fully vested and exercisable.

Dr. Martell

Dr. Martell’s employment agreement, effective January 5, 2015, provides for the following payments and/or benefits upon termination of his employment:

Type of Termination	Description of Payments/Benefits

Death	Base salary through the effective date of termination together with any accrued but unused vacation pay.

Resignation by employee without Good Reason	Base salary through the effective date of termination together with any accrued but unused vacation pay.

Termination by the Company with Cause	Base salary through the effective date of termination together with any accrued but unused vacation pay.

Termination by the Company without Cause	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) six months of base salary; and (iii) an amount equal to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

Resignation by the employee with Good Reason	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) six months of base salary; and (iii) an amount equal to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within six months after a Change of Control	(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) six months of base salary and accrued bonus; and (iii) an amount equal to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

The employment agreement defines “Good Reason” as: (i) a material breach of the employment agreement by the Company, (ii) a material reduction in Dr. Martell’s responsibilities, authority or duties as outlined in the employment agreement, or (iii) a requirement for permanent relocation.

The employment agreement defines “Cause” as (i) willful misconduct by the executive which is seriously harmful to the Company’s current and lawful business interests, (ii) executive’s conviction of a felony or misdemeanor, or (iii) executive’s refusal to carry out the directives of the Company’s chief executive officer.

The employment agreement defines “Change of Control” as the acquisition of control by an entity, or a group of entities acting together, of 50% or more of the Company’s voting securities with the power to elect a majority of the Board of Directors.

The following table describes the potential payments and benefits that Dr. Martell would have been entitled to receive under the terms of her employment agreement had her employment terminated on December 31, 2015 and under the terms of our 2015 Plan had a Change of Control occurred on December 31, 2015.

	Cash Severance Payment(1)	Vacation Pay(2)	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards(3)	Total Termination Benefits
Death	N/A	$21,538	N/A	N/A	$21,538
Resignation by employee without Good Reason	N/A	$21,538	N/A	N/A	$21,538
Termination by Company with Cause	N/A	$21,538	N/A	N/A	$21,538
Termination by the Company without Cause or	$140,000	$21,538	$5,910	N/A	$167,448
Resignation by employee with Good Reason	$140,000	$21,538	$5,910	N/A	$167,448
Termination by the Company without Cause or Resignation by employee for Good Reason after a Change of Control	$140,000	$21,538	$5,910	N/A	$167,448
Change of Control	N/A	N/A	N/A	$280,200	$280,200

N/A—Not Applicable

(1)	Payment of the amount of base salary for six months following the date of termination.
(2)	Assumes 20 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)	Represents the intrinsic value of both vested and unvested stock options on December 31, 2015, based on the difference between the closing market price of the Company’s Common Stock on December 31, 2015 ($10.30) and the applicable exercise price of all such stock options. Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).

Director Compensation Program for 2015

The Company currently provides to non-employee directors reimbursement for expenses and the following compensation. A Board Chair who also serves as a committee Chair does not receive the committee Chair retainer.

Annual Director Retainer	$40,000
Additional Annual Retainer, Board Chair	$30,000
Additional Annual Retainer, Committee Chair	$15,000
Annual Equity Award (1)	$30,000

(1)	Consists of a grant of the number of shares of restricted stock under the Company’s Long-Term Performance Plan determined by dividing $30,000 by the fair market value of the Company’s Common Stock on the date of grant. Provided, however, if an insufficient number of shares of restricted stock are available for issuance under the Company’s 2015 Plan, the balance of the value will consist of a grant of stock options to purchase shares of the Company’s Common Stock at the fair market value of the Company’s Common Stock on the date of grant determined by dividing the balance of the value by the fair value of a stock option on that date using the Black-Scholes option pricing model. The restricted stock and stock options vest at the next annual meeting of stockholders.

2015 Director Compensation

Directors who are employees (Mr. Condella and Dr. Patel), receive no additional compensation for serving on the Board. In 2015, we provided the following annual compensation to our non-employee directors.

Name of Director(1)	Fees Earned and Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards ($)		Total ($)
Valerie Andrews(4)	$27,500	$—	$—		$27,500
Dr. Frank M. Armstrong	$47,500	$30,000	$—		$77,500
Cristina Csimma	$40,000	$30,000	$—		$70,000
James A. Geraghty	$38,736	$33,462	$317,878	(5)	$390,076
Donald H. Hunter(6)	$55,000	$30,000	$—		$85,000
Stephen Kasnet(7)	$36,332	$—	$—		$36,332
Ann Merrifield	$20,000	$30,000	$—		$50,000

(1)	Dr. Gray did not join the Board until March 2016 and is, therefore, not included in this table.
(2)	This column reports the amount of cash compensation earned or paid in 2015 for Board and committee service.
(3)	This column represents the aggregate grant date fair value of awards of restricted stock granted during the 2015 fiscal year, computed in accordance with ASC Topic 718. The aggregate grant date fair value for the restricted stock awards granted to each director upon his or her reelection to the Board at the 2015 Annual Meeting of Stockholders was $30,000. The number of shares underlying each such award was determined by dividing $30,000 by the fair market value of the Company’s Common Stock on the date of the grant.

In addition Mr. Geraghty received a pro-rated grant of restricted stock for his Board service beginning on the date he joined the Board to the date of the 2015 annual meeting of stockholders.

(4)	Ms. Andrews resigned from the Board on July 7, 2015.
(5)	Represents the aggregate grant date fair value of a stock option award grated to Mr. Geraghty upon his joining the Board, computed in accordance with ASC Topic 718.
(6)	Mr. Hunter resigned from the Board, effective March 23, 2016.
(7)	Mr. Kasnet did not stand for reelection at the 2015 annual meeting of stockholders.

The aggregate total number of shares underlying stock option awards and restricted stock awards outstanding at 2015 fiscal year-end for the non-employee directors are shown below:

Name(1)	Number of Shares Underlying Options	Number of Restricted Shares
Valerie Andrews(2)	—	—
Dr. Frank M. Armstrong	—	2,529
Cristina Csimma	—	2,529
James A. Geraghty	70,000	2,529
Donald H. Hunter(3)	—	2,529
Stephen Kasnet(4)	—	—
Ann Merrifield	—	2,529

(1)	Dr. Gray did not join the Board until March 2016 and is, therefore, not included in this table.
(2)	Ms. Andrews resigned from the Board on July 7, 2015.
(3)	Mr. Hunter resigned from the Board, effective March 23, 2016.
(4)	Mr. Kasnet did not stand for reelection at the 2015 annual meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers served during fiscal year 2015 or currently serve, and the Company anticipates that none will serve, as a member of the Board of Directors or compensation committee of any entity (other than the Company) that has one or more executive officers that serves on the Company’s Board or the Compensation Committee.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s compensation policies, the Long-term Performance Plans, Incentive Plan, and other benefit programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation. We have reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis should be included in this report.

COMPENSATION COMMITTEE:
Dr. Frank M. Armstrong, Chair
Dr. Cristina Csimma
Ann Merrifield

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock. The following table sets forth, as of April 21, 2016, information with respect to the beneficial ownership of Juniper’s Common Stock by:

•	each person known to us to be the beneficial owner of more than 5% of Juniper’s Common Stock;

•	each of Juniper’s directors and director nominees;

•	each of the individuals included in the Summary Compensation Table (collectively, the “named executive officers”); and

•	all of Juniper’s current directors and executive officers as a group.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the SEC; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 20, 2016 (60 days after April 21, 2016) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Total(1)

5% Stockholders:
BlackRock, Inc.(2)	620,317	5.7%

Directors and Named Executive Officers:
Dr. Frank M. Armstrong(4)	12,241	*
Frank C. Condella, Jr.(3)(4)	265,967	2.5%
Dr. Cristina Csimma(4)	21,135	*
George O. Elston(3)(4)	18,750	*
James A. Geraghty(3)(4)	66,872	*
Dr. Mary Ann Gray(4)	1,270	*
Dr. Bridget Martell(3)(4)	15,000	*
Ann Merrifield(4)	7,129	*
Dr. Nikin Patel(3)(4)	215,384	2.0%
All 5% Stockholders, Directors and Executive Officers as a Group (10 persons)	1,244,065	11.5%

*	Signifies less than 1%
(1)	Based on 10,802,819 shares outstanding at April 21, 2016. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before June 20, 2016, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.
(2)	Based upon information contained in a Schedule 13G filed with the SEC on January 28, 2016 by BlackRock, Inc. According to the Schedule 13G, BlackRock, Inc. has sole voting power with respect to 609,117 shares and sole dispositive power with respect to 620,317 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)	Includes shares of Common Stock that may be acquired upon the exercise of options exercisable within 60 days after April 21, 2016, as follows: Mr. Condella, 186,247 shares; shares; Mr. Elston, 18,750 shares; Mr. Geraghty, 23,332 shares; Dr. Martell, 15,000 shares; and Dr. Patel, 26,000 shares.
(4)	Address: c/o Juniper Pharmaceuticals, Inc., 33 Arch Street, Suite 3110, Boston, Massachusetts 02110.

Series B Preferred Stock. Michael Nissan and Marla S. Nissan of 876 Park Avenue, New York, New York 10021, hold all 130 outstanding shares of the Series B Preferred Stock as of April 21, 2016.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2015, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,019,684	$7.30	745,375
Equity compensation plans not approved by security holders	—	$—	—

Total	1,019,684	$7.30	745,375

The Company has three shareholder-approved equity compensation plans. The 1996 Long-Term Performance Plan (the “1996 Plan”), adopted in October 1996, provided for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. On May 13, 2008, the stockholders of the Company approved the 2008 Long-Term Incentive Plan (the “2008 Plan”), which was subsequently amended at the 2013 annual meeting of stockholders. The 2008 Plan, as amended, provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee. Upon approval of the 2008 Plan, the Company stopped making grants under the 1996 Plan. On July 7, 2015, the stockholders of the Company approved the 2015 Plan. Upon approval of the 2015 Plan, the Company stopped making grants under the 2008 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has analyzed the independence of each director who served on the Board during 2015 and has determined that, with the exception of Mr. Condella and Dr. Patel, each director qualifies as an “independent” director under the applicable Nasdaq Marketplace Rules, including that each such director is free (or was free) of any relationship that would interfere with his or her individual exercise of independent judgment. All of the Company’s committees are comprised solely of independent directors.

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

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by BDO for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees(1)	$639,795	$663,989
Audit-Related Fees(2)	—	—
Tax Fees(3)	30,900	30,435

Total	$670,695	$694,424

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.
(2)	Audit-related fees consisted principally of fees for consulting on financial accounting and reporting standards for certain transactions and related matters.
(3)	Tax fees consisted principally of fees for work performed with respect to tax compliance and tax planning.

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

In fiscal 2015 and 2014, all audit, audit related and non-audit services and the corresponding fees were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit	Index Description of Exhibit

2.1	Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.3	Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

3.5	Amended and Restated By-laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015)

3.6	Amendment No. 1 to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 1998, filed on March 25, 1999)

4.2*	Form of Option Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

4.3	Amended and Restated Rights Agreement by and between Juniper Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC dated January 28, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015)

10.1*	1996 Long-term Performance Plan, as amended, of the Company (incorporated by reference to Annex A to the Registrant’s Proxy Statement (File No. 001-10352), filed on May 10, 2000)

10.2*	Form of Restricted Stock Agreement under the 1996 Long-Term Performance Plan (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 17, 2006)

Exhibit	Index Description of Exhibit

10.3	License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

10.4*	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.5	Packaging Agreement, dated October 28, 1993, between Juniper Pharmaceuticals (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

10.6*	Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*	Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*	Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205723), filed on July 17, 2015)

10.9*	Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.10*	Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.11*	Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.12*	Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.13	Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.14	Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.15*	Amended and Restated Employment Agreement, dated May 4, 2010, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 5, 2010)

10.16*	Addendum to Amended and Restated Employment Agreement, dated March 1, 2011, by and between Juniper Pharmaceuticals, Inc., and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2010, filed on March 10, 2011)

10.17	Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

Exhibit	Index Description of Exhibit

10.18	Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.19	Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.20*	Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21	Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.22	Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.23	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.24*	Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 26, 2014)

10.25	Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-10352), filed on May 6, 2015)

10.26	Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-10352), filed on November 12, 2015)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

31(i).1	Certification of Chief Executive Officer of the Company

31(i).2	Certification of Chief Financial Officer of the Company

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

101	The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated

Exhibit	Index Description of Exhibit

Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

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

JUNIPER PHARMACEUTICALS, INC.

Date: April 22, 2016	By:	/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Index Description of Exhibit

2.1	Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.3	Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

3.5	Amended and Restated By-laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015)

3.6	Amendment No. 1 to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 1998, filed on March 25, 1999)

4.2*	Form of Option Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

4.3	Amended and Restated Rights Agreement by and between Juniper Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC dated January 28, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015)

10.1*	1996 Long-term Performance Plan, as amended, of the Company (incorporated by reference to Annex A to the Registrant’s Proxy Statement (File No. 001-10352), filed on May 10, 2000)

10.2*	Form of Restricted Stock Agreement under the 1996 Long-Term Performance Plan (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 17, 2006)

10.3	License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

10.4*	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.5	Packaging Agreement, dated October 28, 1993, between Juniper Pharmaceuticals (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

Exhibit	Index Description of Exhibit

10.6*	Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*	Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*	Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205723), filed on July 17, 2015)

10.9*	Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.10*	Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.11*	Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.12*	Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.13	Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.14	Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.15*	Amended and Restated Employment Agreement, dated May 4, 2010, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 5, 2010)

10.16*	Addendum to Amended and Restated Employment Agreement, dated March 1, 2011, by and between Juniper Pharmaceuticals, Inc., and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2010, filed on March 10, 2011)

10.17	Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.18	Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.19	Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.20*	Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21	Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.22	Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

Exhibit	Index Description of Exhibit

10.23	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.24*	Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 26, 2014)

10.25	Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-10352), filed on May 6, 2015)

10.26	Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-10352), filed on November 12, 2015)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

31(i).1	Certification of Chief Executive Officer of the Company

31(i).2	Certification of Chief Financial Officer of the Company

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

101	The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K (File No. 001-10352), filed on March 10, 2016)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements