Form 10-Q
period 2016-03-31
JUNIPER PHARMACEUTICALS INC
filed 2016-05-04
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2016: 10,802,819

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,470	$13,901
Accounts receivable, net	7,999	7,538
Inventories	3,209	3,623
Prepaid expenses and other current assets	2,826	1,674

Total current assets	27,504	26,736
Property and equipment, net	12,762	12,850
Intangible assets, net	1,439	1,598
Goodwill	9,716	10,010
Other assets	168	185

Total assets	$51,589	$51,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,824	$2,004
Accrued expenses	3,168	4,158
Deferred revenue	1,253	1,336
Deferred rent	35	—
Notes payable	233	238

Total current liabilities	8,513	7,736
Deferred revenue, net of current portion	460	710
Deferred rent	87	69
Notes payable, net of current portion	2,753	2,897

Total liabilities	11,813	11,412

Commitments and contingencies (See Note 5)
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,215 issued and 10,802 outstanding at March 31, 2016 and December 31, 2015, respectively	122	122
Additional paid-in capital	289,575	289,464
Treasury stock, at cost (1,413 shares)	(8,601)	(8,601)
Accumulated deficit	(240,044)	(240,406)
Accumulated other comprehensive loss	(1,826)	(1,162)

Total stockholders’ equity	39,226	39,417

Total liabilities and stockholders’ equity	$51,589	$51,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Product revenues	$7,949	$4,875
Service revenues	3,253	2,460
Royalties	899	991

Total revenues	12,101	8,326

Cost of product revenues	4,027	3,112
Cost of service revenues	2,323	1,766

Total cost of revenues	6,350	4,878

Gross profit	5,751	3,448

Operating expenses
Sales and marketing	272	321
Research and development	1,752	1,384
General and administrative	3,460	2,574

Total operating expenses	5,484	4,279

Income (loss) from operations	267	(831)

Interest expense, net	(26)	(27)
Other income, net	125	171

Total non-operating income	99	144

Income (loss) before income taxes	366	(687)
Provision for income taxes	4	5

Net income (loss)	$362	$(692)

Basic net income (loss) per common share	$0.03	$(0.06)

Diluted net income (loss) per common share	$0.03	$(0.06)

Basic weighted average common shares outstanding	10,789	10,752

Diluted weighted average common shares outstanding	10,883	10,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$362	$(692)
Other comprehensive loss components:
Foreign currency translation	(664)	(987)

Total other comprehensive loss	(664)	(987)

Comprehensive loss	$(302)	$(1,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income (loss)	$362	$(692)
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	489	523
Stock-based compensation expense	118	532
Changes in operating assets and liabilities:
Accounts receivable	(625)	353
Inventories	414	(130)
Prepaid expenses and other current assets	(1,152)	(564)
Other non-current assets	18	5
Accounts payable	1,927	(343)
Accrued expenses	(922)	331
Deferred rent	17	—
Deferred revenue	(275)	(191)

Net cash provided by (used in) operating activities	371	(176)

Investing activities:
Purchases of property and equipment	(720)	(168)

Net cash used in investing activities	(720)	(168)
Financing activities:
Principal payments on notes payable	(57)	(59)
Dividends paid	(7)	(7)

Net cash used in financing activities	(64)	(66)
Effect of exchange rate changes on cash and cash equivalents	(18)	(51)

Net decrease in cash and cash equivalents	(431)	(461)
Cash and cash equivalents, beginning of period	13,901	16,762

Cash and cash equivalents, end of period	$13,470	$16,301

Supplemental cash flow information
Cash paid for interest	$22	$25

Cash paid for income taxes	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2015 filed with the SEC on March 10, 2016 (the “2015 Annual Report”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserve, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$1,068	$1,410
Work in process	1,719	1,840
Finished goods	422	373

Total	$3,209	$3,623

(3) Goodwill and Intangible Assets

Changes to goodwill during the three months ended March 31, 2016 were as follows (in thousands):

Total
Balance—December 31, 2015	$10,010
Effects of foreign currency translation	(294)

Balance—March 31, 2016	$9,716

Intangible assets consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

		Developed	Customer
	Trademark	Technology	Relationships	Total
Gross carrying amount—March 31, 2016	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(27)	(121)	(110)	(258)
Accumulated amortization	(232)	(571)	(410)	(1,213)

Balance—March 31, 2016	$41	$678	$720	$1,439

		Developed	Customer
	Trademark	Technology	Relationships	Total
Gross carrying amount—December 31, 2015	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(19)	(83)	(76)	(178)
Accumulated amortization	(215)	(538)	(381)	(1,134)

Balance—December 31, 2015	$66	$749	$783	$1,598

Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended March 31, 2016 and 2015 was $0.1 million. As of March 31, 2016, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2016	$311
2017	336
2018	308
2019	279
2020	205

Total	$1,439

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (“JPS”). JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million and as of March 31, 2016 owed $3.0 million. The three loan facilities are each repayable by monthly installments, repayment began on one facility in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of March 31, 2016, the Company is in compliance with all of the covenants under the Loan Agreement.

As part of the acquisition of JPS, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2016, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income line item in the consolidated statement of operations on a decelerated basis over the obligation period through October 2017. As of March 31, 2016, the obligation’s carrying amount is $1.3 million and it is recorded as deferred revenue on the consolidated balance sheets. Other income associated with the Regional Growth Fund obligation for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2016	$575
2017	690

Total	$1,265

(5) Intra-Vaginal Ring Technology License

In March 2015, the Company obtained an exclusive worldwide license (“License Agreement”) to the intellectual property rights for a novel segmented intra-vaginal ring (“IVR”) technology. Due to its novel polymer and segmentation composition, the Company believes the IVR has the potential to deliver one or more drugs, including hormones and larger molecules such as peptides, at different dosages and release rates within a single segmented ring. Drugs such as progesterone and leuprolide have already been tested using the technology and demonstrated sustained release for up to three weeks. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology (“MIT”) and Dr. William Crowley from Massachusetts General Hospital (“MGH”) and Harvard Medical School. Drs. Langer and Crowley have each agreed to serve a three-year term as strategic advisors to the Company in exchange for an upfront one-time payment plus quarterly fees and equity compensation.

Unless earlier terminated by the parties, the License Agreement will remain in effect until the later of (i) the date on which all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned and (ii) one year after the last sale for which a royalty is due under the License Agreement or 10 years after such expiration or abandonment date referred to in (i), whichever is earlier. Juniper has the right to terminate the License Agreement by giving 90 day advance written notice to MGH. MGH has the right to terminate the License Agreement based on our failure to make payments due under the License Agreement, subject to a 15 day cure period, or our failure to maintain the insurance required by the License Agreement. MGH may also terminate the License Agreement based on Juniper’s non-financial default under the License Agreement, subject to a 60 day cure period.

Pursuant to the terms of the License Agreement, Juniper has agreed to reimburse MGH for all costs associated with the preparation, filing, prosecution and maintenance of the licensed patent rights and has agreed to pay MGH a $50,000 annual license fee on each of the first five year anniversaries of the effective date of the License Agreement, and a $100,000 annual license fee beginning on the sixth anniversary of the effective date of the License Agreement and on each subsequent anniversary thereafter. The annual license fee is creditable against any royalties or sublicense income payable in each calendar year.

Under the terms of the License Agreement, Juniper has agreed to use commercially reasonable efforts to develop and commercialize at least one product and/or process related to the IVR technology, which efforts will include the making of certain minimum annual expenditures in each of the first five years following the effective date of the License Agreement. Juniper has also agreed to pay MGH certain milestone payments totaling up to $1,200,000 tied to the Company’s achievement of certain development and commercialization milestones, and certain annual royalty payments based on net sales of any such patented products or processes developed by Juniper.

(6) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments: product and service. The product segment includes supply chain management for CRINONE, the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Allergan for CRINONE sales in the United States as well as the development of new product candidates. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing the preclinical and clinical manufacturing of COL-1077 and the Company’s IVR technology. In September 2013, the Company acquired JPS, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, CRINONE, into those operations and has sought to capture synergies by transferring all operational activities related to its historic business to JPS.

The Company’s largest customer, Merck KGaA, acquires CRINONE from the Company through its Switzerland-based subsidiary; it then sells CRINONE throughout the world, excluding the United States. The Company’s primary domestic customer, Allergan, is responsible for the commercialization and sale of CRINONE in the United States. JPS provides services to customers in many jurisdictions; including the European Union, the United States, Australia and Canada. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended
	March 31,
	2016	2015
United States	$1,794	$1,747
Switzerland	7,965	4,938
United Kingdom	1,351	982
Other countries	991	659

Total	$12,101	$8,326

Total assets:

	March 31,	December 31,
	2016	2015
United States	$15,743	$16,256
United Kingdom	31,734	33,335
Other countries	4,112	1,788

Total	$51,589	$51,379

Long-lived assets:

	March 31,	December 31,
	2016	2015
United Kingdom	$13,343	$13,817
Other countries	1,026	816

Total	$14,369	$14,633

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended March 31, 2016 and 2015, Merck KGaA and Allergan accounted for 90% and 10%, and 83% and 17% of the product segment revenue, respectively. No other customers accounted for 10% or more of total revenues for the three months ended March 31, 2016 and 2015.

At March 31, 2016 Merck KGaA and Allergan made up 74% and 26% of the product segment accounts receivable, respectively. At December 31, 2015 Merck KGaA and Allergan accounted for 58% and 42% of the product segment accounts receivable, respectively. At March 31, 2016 one customer accounted for 11% of total service segment net accounts receivable. No other customers accounted for greater than 10% of the service segment accounts receivable. At December 31, 2015 one customer accounted for 18% of total service segment accounts receivable.

The following summarizes other information by segment for the three months ended March 31, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,949	$—	$7,949
Service revenues	—	3,253	3,253
Royalties	899	—	899

Total revenues	8,848	3,253	12,101

	Product	Service	Total
Cost of product revenues	4,027	—	4,027
Cost of service revenues	—	2,323	2,323

Total cost of revenues	4,027	2,323	6,350

Gross profit	$4,821	$930	$5,751

Total operating expenses			5,484
Total non-operating income			99

Income before income taxes			$366

The following summarizes other information by segment for the three months ended March 31, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$4,875	$—	$4,875
Service revenues	—	2,460	2,460
Royalties	991	—	991

Total revenues	5,866	2,460	8,326

Cost of product revenues	3,112	—	3,112
Cost of service revenues	—	1,766	1,766

Total cost of revenues	3,112	1,766	4,878

Gross profit	$2,754	$694	$3,448

Total operating expenses			4,279
Total non-operating income			144

Loss before income taxes			$(687)

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2016 Cost	December 31, 2015 Cost
Machinery and equipment	3-10	$7,411	$7,175
Furniture and fixtures	3-5	1,174	1,030
Computer equipment and software	3-5	530	625
Buildings	Up to 39	8,514	8,771
Land	Indefinite	546	562
Construction in-process		219	9

		18,394	18,172
Less: Accumulated depreciation		(5,632)	(5,322)

Total		$12,762	$12,850

Depreciation expense was $0.4 million for the three month periods ended March 31, 2016 and 2015.

(8) Net Income Per Common Share

The calculation of basic and diluted income per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended March 31,
	2016	2015
Basic income (loss) per common share
Net income (loss)	$362	$(692)
Less: Preferred stock dividends	(7)	—

Net income (loss) applicable to common stock	$355	$(692)

Basic weighted average number of common shares outstanding	10,789	10,752

Basic net income (loss) per common share	$0.03	$(0.06)

Diluted income (loss) per common share
Net income (loss) applicable to common stock	$355	$(692)
Add: Preferred stock dividends	7	—

Net income (loss) applicable to dilutive common stock	$362	$(692)

Basic weighted average number of common shares outstanding	10,789	10,752
Effect of dilutive securities
Dilutive stock awards	19	—
Dilutive preferred share conversions	75	—

	94	—

Diluted weighted average number of common shares outstanding	10,883	10,752

Diluted net income (loss) per common share	$0.03	$(0.06)

Basic income (loss) per common share is computed by dividing the net income, less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted income (loss) per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.4 million and 2.2 million in each of the three month periods ended March 31, 2016 and 2015, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2016 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2015	$(1,162)
Current period other comprehensive loss	(664)

Balance—March 31, 2016	$(1,826)

(10) Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.5 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$26	$19
Sales and marketing	14	8
Research and development	(146)	375
General and administrative	224	130

Total	$118	$532

There were no option exercises in the three months ended March 31, 2016 or 2015.

Juniper granted 397,500 and 232,000 stock options to employees during the three months ended March 31, 2016 and 2015, respectively. Juniper granted 240,000 stock options to non-employees during the three months ended March 31, 2015. No stock options were granted to non-employees during the three months ended March 31, 2016.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. In March 2015, 240,000 stock options were granted by the Company to non-employees. During the three months ended March 31, 2016 the Company recorded a reduction of stock-based compensation expense of $0.2 million for non-employees, as a result of impacts of changes in the fair value of the options during the period. During the three months ended March 31, 2015 the Company recorded stock-based compensation expense of $0.4 million for non-employee options. The stock-based compensation expense recorded for non-employees is reflected in the research and development line of the statement of operations. The remaining options will be re-measured over a one-year period from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards.

The weighted-average grant date fair values of options granted to employees during the three months ended March 31, 2016 and 2015 were $4.81 and $3.35, respectively, using the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk free interest rate	1.14%	0.90% - 1.06%
Expected term	4.75 years	4.56 – 4.75 years
Dividend yield	—	—
Expected volatility	79.23% - 79.29%	76.76% - 77.09%

The weighted-average grant date fair values of the options granted to non-employees during the three months ended March 31, 2016 and 2015 were $0 and $4.44, respectively, using the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk free interest rate	—	1.47%
Expected term	—	7 years
Dividend yield	—	—
Expected volatility	—	82.88%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the three months ended March 31, 2016 and 2015 was derived using the simplified method for employees and the contractual term of the option for non-employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2016, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $4.1 million, which the Company expects to recognize over a weighted-average period of 3.05 years.

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

The fair value of cash and cash equivalents are classified as Level 1 at March 31, 2016 and December 31, 2015. The fair value of the common stock warrant liability was zero, and the warrant expired in April 2015.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(12) Income Taxes

During the three months ended March 31, 2016 and 2015, Juniper recorded income tax expense of $4,000 and $5,000, respectively, representing an effective tax rate of 1.1% and 0.7%, respectively. The income tax provision for the three months ended March 31, 2016 is primarily attributable to state minimum taxes owed.

Juniper files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Juniper is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Juniper is no longer subject to U.S. state tax examinations for years prior to 2012.

(13) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the method and impact that the adoption will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the method and impact that the adoption will have on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of “Financial Assets and Financial Liabilities,” which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Juniper beginning in the first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the method and impact that the adoption will have on the Company’s consolidated financial statements and related disclosures.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company is currently evaluating the method and impact that the adoption will have on the Company’s consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the method and impact that the adoption will have on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”). The provisions of ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not believe this ASU will have an impact on the Company’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2015, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

Company Overview

We are a women’s health therapeutic company focused on developing therapeutics that address unmet medical needs in women’s health. Our pipeline of product and product development programs utilizes proprietary bioadhesive delivery system (“BDS”) gel and multi-segment intra-vaginal ring (“IVR”) drug delivery technologies. Our BDS gel is a polymer designed to adhere to the vaginal epithelium to provide sustained and controlled delivery of active drug product for acute treatments. The IVR technology allows for the delivery of one or more drugs in a single segmented ring to potentially address both acute and chronic conditions.

Our objective is to be a leader in the discovery, development, and commercialization of therapeutics designed to treat unmet medical needs in women’s health. Key elements of our strategy include:

•	Advancing our lead product candidate, COL-1077, an investigational 10% lidocaine bioadhesive vaginal gel through clinical development and regulatory approval;

•	Advancing preclinical product candidates targeting overactive bladder, hormone replacement therapy, and preterm birth into clinical development;

•	Supplying CRINONE to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;

•	Growing revenue from our formulation, analytical and product development capabilities at our pharmaceutical service business, Juniper Pharma Services (“JPS”), and deploying that same capability for the advancement of our in-house product candidates; and

•	Identifying and pursuing business development collaborations, including co-development opportunities that leverage our proprietary drug delivery technologies and the pharmaceutical development capabilities of JPS for life-cycle management of existing commercial pharmaceutical products.

We are applying the cash flow generated from our core business operations, CRINONE and JPS, to partially fund the advancement of our proprietary product pipeline. We believe this strategy positions us well for effective and capital-efficient growth.

Product Development:

We are developing a pipeline of proprietary products to treat unmet medical needs in women’s health. The following table includes the programs that we currently believe are significant to our business:

Product Candidate	Indication/Field	Status
CLINICAL
COL-1077	Pain from minimally invasive gynecological
	procedures	Phase 2b
PRECLINICAL
JNP-0101 - Oxybutynin IVR	Overactive bladder	Preclinical
JNP-0201 - Progesterone + Estrogen IVR	Hormone replacement therapy	Preclinical
JNP-0301 - Progesterone IVR	Prevention of preterm birth	Preclinical

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

Clinical Development Program for COL-1077

We are currently advancing COL-1077, an investigational 10% lidocaine BDS vaginal gel intended as a local anesthetic for pain from minimally invasive gynecological procedures. In March 2015, we filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for COL-1077. In June 2015, we began enrolling patients in a multicenter, randomized, double-blinded, placebo-controlled Phase 2b clinical trial to evaluate the safety and efficacy of COL-1077 in women undergoing transvaginal pipelle-directed endometrial biopsy with tenaculum placement, a procedure to remove a tissue sample from the inner lining of the uterus.

This study builds on a prior proof-of-concept study that evaluated the effect of 5% lidocaine BDS gel versus placebo BDS gel in a vasopressin-induced cramping model. In the earlier study, there were statistically significant decreases in objectively measured uterine pressure, objectively measured uterine contraction frequency, patient reported pain, and the perceived number of uterine contractions.

The primary endpoint of the current Phase 2b study is a reduction in pain intensity at the time of endometrial biopsy, with secondary endpoints assessing the reduction in peri- and post-procedural pain over a 24-hour time period. Additional endpoints will evaluate safety and need for rescue analgesic, as well as some exploratory patient-related outcome assessments such as ability to return to normal activities after the procedure is performed.

We utilized the expertise of JPS for the development and clinical trial manufacturing of this product. We are using external contract research organizations for clinical study management.

Currently, we expect to announce the results of this Phase 2b clinical trial in the third quarter of 2016 and, assuming positive results, to initiate a pivotal Phase 3 clinical trial of COL-1077 in 2017.

Preclinical Programs

JNP-0101 - Oxybutynin IVR for the treatment of OAB

We are developing an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will be delivered to local tissues in higher concentrations, and bypass first pass hepatic metabolism issues (where a drug is metabolized in the liver resulting in reduced drug availability and/or metabolites that can cause side effects). We expect this program to enter clinical trials in late 2016 or early 2017.

JNP-0201 - Progesterone and Estrogen IVR for HRT

Our segmented IVR product candidate for hormone replacement therapy (HRT) in menopausal women will contain separate natural progesterone and natural estradiol segments. JNP-0201 has been designed to deliver these hormones locally to vaginal tissue. We believe our delivery approach will provide an improved side effect profile when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic hormones, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. This product candidate is currently in preclinical development.

JNP-0301 - Progesterone IVR for the prevention of PTB

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

CRINONE:

CRINONE is a BDS vaginal progesterone gel designed to be used for progesterone supplementation or replacement as part of assisted reproductive technology (“ART”) for infertile women with progesterone deficiency. CRINONE is approved for marketing in the United States, Europe, and certain other markets. We licensed CRINONE to our commercial partner, Merck KGaA, Darmstadt, Germany (“Merck KGaA”), for markets outside the United States, and we sold U.S. intellectual property rights to Allegan in 2010.

CRINONE continues to be introduced in new countries by Merck KGaA. Under the terms of our current license and supply agreement with Merck KGaA, we manufacture and sell CRINONE to Merck KGaA on a country-by-country basis at the greater of (i) cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price based on a tiered structure. As sales unit volumes increase, our percentage share of incremental sales decreases. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement manufacturing cost reductions, with both parties sharing any benefits realized from these initiatives. The license and supply agreement with Merck KGaA was renewed in April 2013, extending the expiration date to May 2020. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option of converting the agreement into a license agreement and will be free to manufacture, or have manufactured, CRINONE pursuant to the terms set forth in the current license and supply agreement.

We record product revenues from our shipment of CRINONE to Merck KGaA and we record royalty revenues from Allergan based on its U.S. sales of CRINONE.

Pharmaceutical Service Business:

JPS, our pharmaceutical service business, offers a range of sophisticated technical services to the pharmaceutical and biotechnology industry. Our customers range from start-up biotechnology firms to global pharmaceutical companies.

Within our services offering, we provide our customers expertise on the characterization, development, and manufacturing of pharmaceutical compounds for clinical trials. We believe we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” Our service model allows us to take customers’ product candidates from early development through clinical trials manufacturing. These same capabilities are also deployed for our in-house proprietary product development activities, including managing the preclinical and clinical manufacturing stages for COL-1077 and our IVR programs. We also support our customers with advanced analytical and consulting services for intellectual property defense.

Through JPS, we also manage the global supply chain and contract manufacturing of CRINONE, for our partner Merck KGaA.

Business Development Collaborations:

Our IVR and BDS technologies can be applied to life-cycle management strategies for existing commercial products that may benefit from intra-vaginal delivery of drugs. In particular, existing commercial products that are injectable, experience poor compliance, or have systemic toxicity limitations may benefit from our delivery technologies.

We are actively exploring business development collaborations that will leverage our novel drug delivery technologies and in-house expertise at JPS. We expect to be an active participant in these collaborations, including participating as a co-development partner, depending on the product and market opportunity.

Sources of Revenue

We generate revenues primarily from the sale of our products and services and from our royalty stream. During the three months ended March 31, 2016, we derived approximately 66% of our revenues from the sale of our products, 27% from the sale of our services, and 7% from our royalty stream. During the three months ended March 31, 2015, we derived approximately 59% of our revenues from the sale of our products, 29% from the sale of our services, and 12% from our royalty stream.

We expect that revenues will continue to be derived from product sales to Merck KGaA, a royalty stream from Allergan, and from our service business. Quarterly sales results can vary widely and affect comparisons with prior periods because (i) products shipped to Merck KGaA occur only in full batches, and may not correlate to Merck KGaA’s in-market sales and (ii) service revenues are driven by contracting and maintaining an active backlog of customer projects, which may vary widely from quarter to quarter.

Generally, we recognize revenue from the sale of our products upon shipment to Merck KGaA, revenues from services as the work is performed, and revenues from royalties as sales are made by Allergan.

Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(in thousands, except for percentages)	Amount	As a% of Total Revenues	Amount	As a% of Total Revenues	$ Change	% Change
Product revenues	$7,949	66%	$4,875	59%	$3,074	63%
Service revenues	3,253	27	2,460	29	793	32
Royalties	899	7	991	12	(92)	(9)

Total revenues	12,101	100	8,326	100	3,775	45
Cost of product revenues	4,027	33	3,112	37	915	29
Cost of service revenues	2,323	19	1,766	21	557	32

Total cost of revenues	6,350	52	4,878	59	1,472	30

Gross profit	5,751	48	3,448	41	2,303	67
Operating expenses:
Sales and marketing	272	2	321	4	(49)	(15)
Research and development	1,752	14	1,384	17	368	27
General and administrative	3,460	29	2,574	31	886	34

Total operating expenses	5,484	45	4,279	51	1,205	28

Income (loss) from operations	267	2	(831)	(10)	1,098	(132)
Interest expense, net	(26)	—	(27)	—	1	(4)
Other income, net	125	1	171	2	(46)	(27)

Income (loss) before income taxes	366	3	(687)	(8)	1,053	(153)
Provision for income taxes	4	—	5	—	(1)	(20)

Net income (loss)	$362	3%	$(692)	(8)%	$1,054	(152)%

Revenues

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Product revenues	$7,949	$4,875	$3,074	63%
Service revenues	3,253	2,460	793	32
Royalties	899	991	(92)	(9)

Total revenues	$12,101	$8,326	$3,775	45%

Revenues in the three months ended March 31, 2016 increased by $3.8 million, or 45%, compared to the three months ended March 31, 2015. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of products, CRINONE, increased by approximately $3.1 million, or 63%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA.

•	Royalty revenues decreased $0.1 million, or 9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Service

•	Service revenues increased approximately $0.8 million, or 32%, from the 2015 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Cost of product revenues	$4,027	$3,112	$915	29%
Cost of service revenues	2,323	1,766	557	32

Total cost of revenues	$6,350	$4,878	$1,472	30%

Total cost of revenues (as a percentage of total revenues)	52%	59%
Product gross margin	54%	47%
Service gross margin	29%	28%

Total cost of revenues was $6.4 million and $4.9 million for the three month periods ended March 31, 2016 and 2015, respectively. The increase in total cost of revenues in 2016 was largely driven by the increased volume of CRINONE product sold to Merck KGaA. There was a 27% increase in CRINONE units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of personnel and facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.

Product gross margin, including royalty income, increased in 2016 as compared to 2015 due to increased shipments of CRINONE to one of Merck KGaA’s higher-volume higher margin markets. Service gross margin increased in 2016 as compared to 2015 due to customer volumes and mix of revenue type within the service segment.

Sales and marketing expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Sales and marketing	$272	$321	$(49)	(15)%
Sales and marketing (as a percentage of total revenues)	2%	4%

Sales and marketing expenses incurred during the three months ended March 31, 2016 and 2015 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The decrease in sales and marketing expense in the 2016 period as compared to the 2015 period relates to non-recurring corporate recruitment expenses in 2015.

Research and development

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Research and development	$1,752	$1,384	$368	27%
Research and development (as a percentage of total revenues)	14%	17%

Research and development costs incurred during the three months ended March 31, 2016 and 2015 were largely associated with the development of COL-1077. The 2016 expense primarily includes clinical trial costs, personnel-related expenses and professional service consultants. In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and we recorded $0.4 million of stock compensation expense for the three months ended March 31, 2015 in connection with their agreements. For the three months ended March 31, 2016, as a result of changes in underlying fair value of options we recorded a $0.2 million reduction in stock compensation expense. As we continue to advance COL-1077 and pipeline product candidates, we expect corresponding increases in research and development costs.

General and administrative expenses

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
General and administrative	$3,460	$2,574	$886	34%
General and administrative (as a percentage of total revenues)	29%	31%

General and administrative expenses increased by $0.9 million to $3.5 million for the three months ended March 31, 2016, compared with $2.6 million for the three months ended March 31, 2015. This increase was attributable principally to costs associated with the creation of an internal business development function that was not in place in 2015, in addition to non-recurring legal, professional service costs, and recruitment fees, and expansion of our U.S. facilities.

Non-operating income and expense

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Interest expense, net	$(26)	$(27)	$1	(4)%
Other income, net	$125	$171	$(46)	(27)%

Interest expense, net, primarily relates interest payments denominated in British pounds, associated with loan facilities assumed with the acquisition of JPS.

Other income, net for the three months ended March 31, 2016 decreased primarily due to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Provision for income taxes	$4	$5	$(1)	(20)%
Provision for income taxes (as a percentage of income (loss) before income taxes)	1.1%	0.7%

The 2016 and 2015 tax expense represents state minimum taxes owed. Currently, we have a full valuation allowance offsetting our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, including research and development activities, fund working capital needs, make capital expenditures and fund acquisitions.

At March 31, 2016, our cash and cash equivalents were $13.5 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million under the Loan Agreement and as of March 31, 2016 owed a principal balance of $3.0 million. The three loan facilities are each repayable in monthly installments: repayment began on one facility in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ending March 31, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of JPS’s business. As of March 31, 2016, the Company remained in compliance with all of the covenants under the Loan Agreement.

In September 2013, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of their second facility, which includes analytical labs, office space, and a clinical manufacturing facility. As a part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2016, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next two years. As of March 31, 2016, the obligation is valued at $1.3 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

(in thousands):

Year	Total
Remainder of 2016	$575
2017	690

Total	$1,265

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures for the three months ended March 31, 2016 were $0.7 million compared to $0.2 million for the three months ended March 31, 2015. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site, our contract manufacturer sites and for research and development. We expect our capital expenditures to increase for the remainder of the year ending December 31, 2016, as compared to the year ended December 31, 2015, primarily due to additional research and development expenditures.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2015, our research and development activities continued for COL-1077. In 2016, we expect our research and development expenses to increase as we advance research and development efforts related to COL-1077, JNP-0101, JNP-0201 and JNP-0301.

As of March 31, 2016, we had 486,167 exercisable options outstanding which, if exercised, would result in approximately $3.7 million of additional capital and would cause the number of shares outstanding to increase. The intrinsic value of exercisable options was $0.3 million for the three months ended March 31, 2016. The intrinsic value of exercisable options was $0.1 million for the three months ended March 31, 2015.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2016 was $0.4 million, which resulted primarily from net income of $0.4 million for the period and increased by $0.6 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by approximately $0.6 million driven by increases to accounts receivable and prepaid expenses and other current assets as well as decreases to accrued expenses and deferred revenue offset by decreases in inventory and increases to accounts payable. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2016, primarily relating to the principal payments on the note under the Loan Agreement.

Net cash used by operating activities for the three months ended March 31, 2015 was $0.2 million and resulted primarily from a $0.7 million net loss for the period and increased by approximately $1.0 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items decreased cash from operating activities by approximately $0.5 million driven by increases to inventory and prepaid expenses and other current assets as well as decreases to accounts payable offset by decreases to accounts receivable from increased collection efforts and increases to accrued expenses. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2015, primarily relating to the principal payments on the note under the Loan Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

On October 15, 2015, we entered into an office lease agreement. The initial term of the lease agreement is approximately 39 months, which includes a three-month free rent period, after which monthly rental payments totaling $430,050 for the first twelve months, $437,100 for the next twelve months and $444,150 for the final twelve months. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, seek additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market rate risk.

There has been no material change to our market rate risk exposure since December 31, 2015.

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 71% of our total international revenues for the three months ended March 31, 2016. The remaining 29% were sales in British pounds. Our raw materials for cost of product revenues are primarily purchased in Euros. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015 in addition to other information included in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Item 6. Exhibits

(a) Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: May 4, 2016