Form 10-Q
period 2016-06-30
JUNIPER PHARMACEUTICALS INC
filed 2016-08-04
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2016: 10,843,752

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$12,975	$13,901
Accounts receivable, net	6,154	7,538
Inventories	3,937	3,623
Prepaid expenses and other current assets	3,290	1,674

Total current assets	26,356	26,736
Property and equipment, net	12,184	12,850
Intangible assets, net	1,236	1,598
Goodwill	9,055	10,010
Other assets	168	185

Total assets	$48,999	$51,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,831	$2,004
Accrued expenses and other	4,031	4,158
Deferred revenue	1,284	1,336
Notes payable	219	238

Total current liabilities	9,365	7,736
Deferred revenue, net of current portion	214	710
Notes payable, net of current portion	2,503	2,897
Other noncurrent liabilities	77	69

Total liabilities	12,159	11,412

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,216 issued and 10,803 outstanding at June 30, 2016 and 12,215 issued and 10,802 outstanding at December 31, 2015, respectively	122	122
Additional paid-in capital	289,926	289,464
Treasury stock, at cost (1,413 shares)	(8,601)	(8,601)
Accumulated deficit	(241,790)	(240,406)
Accumulated other comprehensive loss	(3,367)	(1,162)

Total stockholders’ equity	36,290	39,417

Total liabilities and stockholders’ equity	$48,999	$51,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Product revenues	$7,609	$6,635	$15,558	$11,510
Service revenues	3,374	2,714	6,627	5,174
Royalties	902	864	1,801	1,855

Total revenues	11,885	10,213	23,986	18,539
Cost of product revenues	4,182	3,521	8,209	6,633
Cost of service revenues	2,285	2,049	4,608	3,815

Total cost of revenues	6,467	5,570	12,817	10,448
Gross profit	5,418	4,643	11,169	8,091
Operating expenses
Sales and marketing	379	282	651	603
Research and development	3,550	2,132	5,302	3,516
General and administrative	3,244	2,562	6,704	5,136

Total operating expenses	7,173	4,976	12,657	9,255
Loss from operations	(1,755)	(333)	(1,488)	(1,164)

Interest expense, net	(24)	(27)	(50)	(54)
Other income	81	37	206	208

Total non-operating income	57	10	156	154
Loss before income taxes	(1,698)	(323)	(1,332)	(1,010)
Provision for income taxes	48	3	52	8

Net loss	$(1,746)	$(326)	$(1,384)	$(1,018)

Basic net loss per common share	$(0.16)	$(0.03)	$(0.13)	$(0.10)

Diluted net loss per common share	$(0.16)	$(0.03)	$(0.13)	$(0.10)

Basic weighted average common shares outstanding	10,789	10,758	10,789	10,754

Diluted weighted average common shares outstanding	10,789	10,758	10,789	10,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,746)	$(326)	$(1,384)	$(1,018)
Other comprehensive income components:
Foreign currency translation	(1,541)	1,229	(2,205)	242

Total other comprehensive (loss) income	(1,541)	1,229	(2,205)	242

Comprehensive (loss) income	$(3,287)	$903	$(3,589)	$(776)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(1,384)	$(1,018)
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	966	1,030
Stock-based compensation expense	475	904
Changes in operating assets and liabilities:
Accounts receivable	903	(1,133)
Inventories	(314)	(579)
Prepaid expenses and other current assets	(1,648)	(981)
Other non-current assets	18	5
Accounts payable	1,873	(37)
Accrued expenses and other	13	2,076
Deferred revenue	(380)	(305)

Net cash provided by (used in) operating activities	522	(38)

Investing activities:
Purchases of property and equipment	(1,202)	(525)

Net cash used in investing activities	(1,202)	(525)
Financing activities:
Proceeds from exercise of common stock options	—	83
Principal payments on notes payable	(122)	(118)
Dividends paid	(14)	(14)

Net cash used in financing activities	(136)	(49)
Effect of exchange rate changes on cash and cash equivalents	(110)	(20)

Net decrease in cash and cash equivalents	(926)	(632)
Cash and cash equivalents, beginning of period	13,901	16,762

Cash and cash equivalents, end of period	$12,975	$16,130

Supplemental cash flow information
Cash paid for interest	$44	$51

Cash paid for income taxes	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2015 filed with the SEC on March 10, 2016 (the “2015 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2016, and its results of operations for the three months and six months ended June 30, 2016, and 2015, and cash flows for the six months ended June 30, 2016, and 2015. The condensed consolidated balance sheet at December 31, 2015, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.

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

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$802	$1,410
Work in process	2,231	1,840
Finished goods	904	373

Total	$3,937	$3,623

(3) Goodwill and Intangible Assets

Changes to goodwill during the six months ended June 30, 2016 were as follows (in thousands):

Total
Balance—December 31, 2015	$10,010
Effects of foreign currency translation	(955)

Balance—June 30, 2016	$9,055

Intangible assets consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—June 30, 2016	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(45)	(206)	(187)	(438)
Accumulated amortization	(237)	(579)	(420)	(1,236)

Balance—June 30, 2016	$18	$585	$633	$1,236

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2015	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(19)	(83)	(76)	(178)
Accumulated amortization	(215)	(538)	(381)	(1,134)

Balance—December 31, 2015	$66	$749	$783	$1,598

Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended June 30, 2016 was $22,000. Amortization expense for the three months ended June 30, 2015 was $0.2 million. Amortization expense for the six months ended June 30, 2016 was $0.1 million. Amortization expense for the six months ended June 30, 2015 was $0.3 million. As of June 30, 2016, amortization expense on existing intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2016	$185
2017	313
2018	287
2019	260
2020	191

Total	$1,236

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (“JPS”). JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million and as of June 30, 2016 owed $2.7 million. The three loan facilities are each repayable by monthly installments. Repayment began on one facility in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at June 30, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended June 30, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of June 30, 2016, the Company is in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2016, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income line item in the consolidated statement of operations on a decelerated basis over the obligation period through October 2017. As of June 30, 2016, the obligation’s carrying amount is $1.0 million and it is recorded as deferred revenue on the consolidated balance sheets. Other income associated with the Regional Growth Fund obligation for the three months ended June 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Other income associated with the Regional Growth Fund obligation for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2016	$375
2017	643

Total	$1,018

(5) Intravaginal Ring Technology License

In March 2015, the Company obtained an exclusive worldwide license (“License Agreement”) to the intellectual property rights for a novel segmented intravaginal ring (“IVR”) technology. Due to its novel polymer and segmentation composition, the Company believes the IVR has the potential to deliver one or more drugs, including hormones and larger molecules such as peptides, at different dosages and release rates within a single segmented ring. Drugs such as progesterone and leuprolide1 have already been tested using the technology and demonstrated sustained release for up to three weeks. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology (“MIT”) and Dr. William Crowley from Massachusetts General Hospital (“MGH”) and Harvard Medical School. Drs. Langer and Crowley have each agreed to serve a three-year term as strategic advisors to the Company in exchange for an upfront one-time payment plus quarterly fees and equity compensation.

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

Pursuant to the terms of the License Agreement, Juniper has agreed to reimburse MGH for all costs associated with the preparation, filing, prosecution and maintenance of the licensed patent rights, and has agreed to pay MGH a $50,000 annual license fee on each of the first five year anniversaries of the effective date of the License Agreement, and a $100,000 annual license fee beginning on the sixth anniversary of the effective date of the License Agreement and on each subsequent anniversary thereafter. The annual license fee is creditable against any royalties or sublicense income payable in each calendar year.

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

[1]	Kimball AB et al. A novel approach to administration of peptides in women: Systemic absorption of a GnRH agonist via transvaginal ring delivery system. J Control Release. 2016 Apr 26. pii: S0168-3659(16)30249-8. doi: 10.1016/j.jconrel.2016.04.035. [Epub ahead of print]

(6) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments: product and service. The product segment includes supply chain management for Crinone, the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Allergan for Crinone sales in the United States, and the development of new product candidates. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing the preclinical and clinical manufacturing of COL-1077 and the Company’s IVR technology. In September 2013, the Company acquired JPS, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, Crinone, into those operations and has sought to capture synergies by transferring all operational activities related to its historic business to JPS.

The Company’s largest customer, Merck KGaA, Darmstadt, Germany (“Merck KGaA”) obtains Crinone from the Company through its Switzerland-based subsidiary; it then sells Crinone throughout the world, excluding the United States. The Company’s primary domestic customer, Allergan, Plc (“Allergan”), is responsible for the commercialization and sale of Crinone in the United States. JPS provides services to customers in many jurisdictions; including the European Union, the United States, Australia and Canada. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$2,421	$1,877	$4,215	$3,624
Switzerland	7,625	6,691	15,590	11,629
Other countries	1,839	1,645	4,181	3,286

Total	$11,885	$10,213	$23,986	$18,539

Total assets:

	June 30, 2016	December 31, 2015
United States	$15,382	$16,256
United Kingdom	30,274	33,335
Other countries	3,343	1,788

Total	$48,999	$51,379

Long-lived assets:

	June 30, 2016	December 31, 2015
United Kingdom	$12,569	$13,817
Other countries	1,019	816

Total	$13,588	$14,633

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended June 30, 2016 and 2015, Merck KGaA and Allergan accounted for 89% and 11%, and 88% and 12% of the product segment revenue, respectively. For the six months ended June 30, 2016 and 2015, Merck KGaA and Allergan accounted for 90% and 10%, and 86% and 14% of the product segment revenue, respectively. No other customers accounted for 10% or more of total revenues for the three or six months ended June 30, 2016 and 2015.

At June 30, 2016 Merck KGaA and Allergan made up 96% and 4% of the product segment accounts receivable, respectively. At December 31, 2015 Merck KGaA and Allergan accounted for 58% and 42% of the product segment accounts receivable, respectively. At June 30, 2016 no customers accounted for greater than 10% of the service segment accounts receivable. At December 31, 2015 one customer accounted for 18% of total service segment accounts receivable.

The following summarizes other information by segment for the three months ended June 30, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,609	$—	$7,609
Service revenues	—	3,374	3,374
Royalties	902	—	902

Total revenues	8,511	3,374	11,885

	Product	Service	Total
Cost of product revenues	4,182	—	4,182
Cost of service revenues	—	2,285	2,285

Total cost of revenues	4,182	2,285	6,467

Gross profit	$4,329	$1,089	$5,418

Total operating expenses			7,173
Total non-operating income			57

Loss before income taxes			$(1,698)

The following summarizes other information by segment for the three months ended June 30, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$6,635	$—	$6,635
Service revenues	—	2,714	2,714
Royalties	864	—	864

Total revenues	7,499	2,714	10,213

Cost of product revenues	3,521	—	3,521
Cost of service revenues	—	2,049	2,049

Total cost of revenues	3,521	2,049	5,570

Gross profit	3,978	665	4,643
Total operating expenses			4,976
Total non-operating income			10

Loss before income taxes			(323)

The following summarizes other information by segment for the six months ended June 30, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$15,558	$—	$15,558
Service revenues	—	6,627	6,627
Royalties	1,801	—	1,801

Total revenues	17,359	6,627	23,986

	Product	Service	Total
Cost of product revenues	8,209	—	8,209
Cost of service revenues	—	4,608	4,608

Total cost of revenues	8,209	4,608	12,817

Gross profit	$9,150	$2,019	$11,169

Total operating expenses			12,657
Total non-operating income			156

Loss before income taxes			$(1,332)

The following summarizes other information by segment for the six months ended June 30, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$11,510	$—	$11,510
Service revenues	—	5,174	5,174
Royalties	1,855	—	1,855

Total revenues	13,365	5,174	18,539

Cost of product revenues	6,633	—	6,633
Cost of service revenues	—	3,815	3,815

Total cost of revenues	6,633	3,815	10,448

Gross profit	6,732	1,359	8,091
Total operating expenses			9,255
Total non-operating income			154

Loss before income taxes			(1,010)

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2016 Cost	December 31, 2015 Cost
Machinery and equipment	3-10	$7,318	$7,175
Furniture and fixtures	3-5	1,186	1,030
Computer equipment and software	3-5	530	625
Buildings	Up to 39	7,935	8,771
Land	Indefinite	509	562
Construction in-process		511	9

		17,989	18,172
Less: Accumulated depreciation		(5,805)	(5,322)

Total		$12,184	$12,850

Depreciation expense was $0.5 million and $0.4 million for the three month periods ended June 30, 2016 and 2015, respectively. Depreciation expense was $1.0 million and $0.8 million for the six month periods ended June 30, 2016 and 2015, respectively.

(8) Net Loss Per Common Share

The calculation of basic and diluted loss per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic loss per common share
Net loss	$(1,746)	$(326)	$(1,384)	$(1,018)
Less: Preferred stock dividends	(7)	(7)	(14)	(14)

Net loss applicable to common stock	$(1,753)	$(333)	$(1,398)	$(1,032)

Basic weighted average number of common shares outstanding	10,789	10,758	10,789	10,754

Basic net loss per common share	$(0.16)	$(0.03)	$(0.13)	$(0.10)

Diluted loss per common share
Net loss applicable to common stock	$(1,753)	$(333)	$(1,398)	$(1,032)
Add: Preferred stock dividends	—	—	—	—
Less: Fair value of stock warrants for dilutive warrants	—	—	—	—

Net loss applicable to dilutive common stock	$(1,753)	$(333)	$(1,398)	$(1,032)

Basic weighted average number of common shares outstanding	10,789	10,758	10,789	10,754
Effect of dilutive securities
Diluted weighted average number of common shares outstanding	10,789	10,758	10,789	10,754

Diluted net loss per common share	$(0.16)	$(0.03)	$(0.13)	$(0.10)

Basic loss per common share is computed by dividing the net loss, less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted loss per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including restricted shares of common stock outstanding during the period. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.5 million and 1.5 million in each of the three and six month periods ended June 30, 2016 and 2015, respectively, because the awards were anti-dilutive.

(9) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2016 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2015	$(1,162)
Current period other comprehensive loss	(2,205)

Balance—June 30, 2016	$(3,367)

(10) Stock-Based Compensation

Stock-based compensation expense was $0.4 million for both the three months ended June 30, 2016 and 2015. Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $0.5 million and $0.9 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$32	$22	$58	$41
Sales and marketing	17	10	31	18
Research and development	109	233	(37)	608
General and administrative	199	107	423	237

Total	$357	$372	$475	$904

Cash received for option exercises was $0.1 million for the six months ended June 30, 2015. There were no option exercises in the six months ended June 30, 2016.

Juniper granted 397,500 and 232,000 stock options to employees during the six months ended June 30, 2016 and 2015, respectively.

Juniper granted 1,270 and 461 restricted shares to non-employee directors during the six months ended June 30, 2016 and 2015, respectively.

Juniper granted 240,000 stock options to non-employees during the six months ended June 30, 2015. No stock options were granted to non-employees during the six months ended June 30, 2016.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. During the three months ended June 30, 2016 and 2015 the Company recorded stock-based compensation expense of $0.1 million and $0.2 million for non-employee options, respectively. During the six months ended June 30, 2016 the Company recorded a reduction of stock-based compensation expense of $0.1 million for non-employees options, as a result of impacts of changes in the fair value of the options during the period. During the six months ended June 30, 2015 the Company recorded stock-based compensation expense of $0.6 million for non-employee options. The stock-based compensation expense recorded for non-employees is reflected in the research and development line of the statement of operations. The remaining options will be re-measured over a 9 month period.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards.

The weighted-average grant date fair values of options granted to employees during the six months ended June, 2016 and 2015 were $4.81 and $3.62, respectively, using the following assumptions:

	Six Months Ended June 30,
	2016	2015
Risk free interest rate	1.14%	0.87% - 1.06%
Expected term	4.75 years	4.56 – 4.75 years
Dividend yield	—	—
Expected volatility	79.23% - 79.29%	76.76% - 78.04%

The weighted-average grant date fair values of the options granted to non-employees during the six months ended June 30, 2016 and 2015 were $0 and $4.44, respectively, using the following assumptions:

	Six Months Ended June 30,
	2016	2015
Risk free interest rate	—	1.47%
Expected term	—	7 years
Dividend yield	—	—
Expected volatility	—	82.88%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the six months ended June 30, 2016 and 2015 was derived using the simplified method for employees and the contractual term of the option for non-employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2016, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $3.5 million, which the Company expects to recognize over a weighted-average period of 2.84 years.

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

The fair value of cash and cash equivalents are classified as Level 1 at June 30, 2016 and December 31, 2015. The fair value of the common stock warrant liability was zero, and the warrant expired in April 2015.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(12) Income Taxes

During the three months ended June 30, 2016 and 2015, Juniper recorded income tax expense of $48,000 and $3,000, respectively, representing an effective tax rate of (2.8)% and (0.9)%, respectively. During the six months ended June 30, 2016 and 2015, Juniper recorded income tax expense of $52,000 and $8,000, respectively, representing an effective tax rate of (3.9)% and (0.8)%, respectively. The income tax provision for the three and six months ended June 30, 2016, is primarily attributable to alternative minimum taxes and state minimum taxes owed. The income tax provision for the three and six months ended June 30, 2015, is primarily attributable to state minimum taxes owed.

Juniper files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Juniper is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Juniper is no longer subject to U.S. state tax examinations for years prior to 2012.

(13) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-

09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the method and impact that the adoption will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the method and impact that the adoption will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of “Financial Assets and Financial Liabilities,” which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Juniper beginning in the first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the method and impact that the adoption will have on its consolidated financial statements and related disclosures.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company is currently evaluating the method and impact that the adoption will have on its consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”). The provisions of ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not believe this ASU will have an impact on its financial statements except for disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one year delay for the effective date of the revenue standard. The guidance is effective for the Company beginning January 1, 2018 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Company Overview

We are a women’s health therapeutics company focused on developing therapeutics that address unmet medical needs in women’s health. Our pipeline of product and product development programs utilizes proprietary bioadhesive delivery system (“BDS”) gel and multi-segment intravaginal ring (“IVR”) drug delivery technologies. Our BDS gel is a polymer designed to adhere to the vaginal epithelium to provide sustained and controlled delivery of active drug product for acute treatments. The IVR technology allows for the delivery of one or more drugs in a single segmented ring to potentially address both acute and chronic conditions.

Our objective is to be a leader in the discovery, development, and commercialization of therapeutics designed to treat unmet medical needs in women’s health. Key elements of our strategy include:

•	Advancing our lead product candidate, COL-1077, an investigational 10% lidocaine bioadhesive vaginal gel, through clinical development and regulatory approval;

•	Advancing preclinical product candidates targeting overactive bladder, hormone replacement therapy, and preterm birth into clinical development;

•	Supplying Crinone to our commercial partner, Merck KGaA, Darmstadt, Germany (“Merck KGaA”), for sale in over 90 countries around the world;

•	Growing revenue from our formulation, analytical and product development capabilities at our pharmaceutical service business, Juniper Pharma Services (“JPS”), and deploying that same capability for the advancement of our in-house product candidates; and

•	Identifying and pursuing business development collaborations, including co-development opportunities that leverage our proprietary drug delivery technologies and the pharmaceutical development capabilities of JPS for life-cycle management of existing commercial pharmaceutical products.

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

Product Development:

We are developing a pipeline of proprietary products to treat unmet medical needs in women’s health. The following table includes the programs that we currently believe are significant to our business:

Product Candidate	Indication/Field	Status
CLINICAL
COL-1077	Pain from minimally invasive gynecological procedures	Phase 2b

PRECLINICAL
JNP-0101 - Oxybutynin IVR	Overactive bladder in women	Preclinical
JNP-0201 - Progesterone + Estradiol IVR	Hormone replacement therapy	Preclinical
JNP-0301 - Progesterone IVR	Prevention of preterm birth	Preclinical

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

We completed enrollment in our Phase 2b clinical trial in July 2016 and continue to expect to announce top-line study results in the third quarter of 2016. Assuming positive results, we plan to advance COL-1077 into Phase 3 in 2017.

Preclinical Programs

JNP-0101 - Oxybutynin IVR for the treatment of OAB

We are developing an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, and oral oxybutynin is first line therapy for most women, however, oral oxybutynin therapy is frequently discontinued due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will be delivered to local tissues in higher concentrations, and bypass first pass hepatic metabolism issues (where a drug is metabolized in the liver resulting in reduced drug availability and/or metabolites that can cause side effects). We expect to complete IND-enabling studies and file an IND with the FDA in 2017, and initiate the Phase 2 program thereafter.

JNP-0201 - Progesterone and Estradiol IVR for HRT

Our segmented IVR product candidate for hormone replacement therapy (HRT) in menopausal women will contain separate natural progesterone and natural estradiol segments. JNP-0201 has been designed to deliver these hormones locally to vaginal tissue. We believe our delivery approach will provide an improved side effect profile when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic hormones, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. This product candidate is currently in preclinical development. We expect to file an IND with the FDA for JNP-0201 in 2017.

JNP-0301 - Progesterone IVR for the prevention of PTB

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth (“PTB”) in women, and medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no FDA approved product to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. This product candidate is currently in preclinical development, and we expect to continue our work on determining the clinical and regulatory pathway for a vaginal progesterone therapy for this indication.

Crinone:

Crinone is a BDS vaginal progesterone gel designed to be used for progesterone supplementation or replacement as part of assisted reproductive technology (“ART”) for infertile women with progesterone deficiency. Crinone is approved for marketing in the United States, Europe, and certain other markets. We licensed Crinone to our commercial partner, Merck KGaA, for markets outside the United States, and we sold the U.S. intellectual property rights to Crinone to Allergan Plc (“Allergan”) in 2010.

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

Business Development Collaborations:

Our IVR and BDS technologies can be applied to life-cycle management strategies for existing commercial products that may benefit from intravaginal delivery of drugs. In particular, existing commercial products that are injectable, experience poor compliance, or have systemic toxicity limitations may benefit from our delivery technologies.

We are actively exploring business development collaborations that will leverage our novel drug delivery technologies and in-house expertise at JPS. We expect to be an active participant in these collaborations, including participating as a co-development partner, depending on the product and market opportunity.

Sources of Revenue

We generate revenues primarily from the sale of our products and services and from our royalty stream. During the three months ended June 30, 2016, we derived approximately 64% of our revenues from the sale of our products, 28% from the sale of our services, and 8% from our royalty stream. During the three months ended June 30, 2015, we derived approximately 65% of our revenues from the sale of our products, 27% from the sale of our services, and 8% from our royalty stream. During the six months ended June 30, 2016, we derived approximately 65% of our revenues from the sale of our products, 28% from the sale of our services, and 7% from our royalty stream. During the six months ended June 30, 2015, we derived approximately 62% of our revenues from the sale of our products, 28% from the sale of our services, and 10% from our royalty stream.

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

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$7,609	64%	$6,635	65%	$974	15%
Service revenues	3,374	28	2,714	27	660	24
Royalties	902	8	864	8	38	4

Total revenues	11,885	100	10,213	100	1,672	16
Cost of product revenues	4,182	35	3,521	34	661	19
Cost of service revenues	2,285	19	2,049	20	236	12

Total cost of revenues	6,467	54	5,570	55	897	16

Gross profit	5,418	46	4,643	45	775	17
Operating expenses:
Sales and marketing	379	3	282	3	97	34
Research and development	3,550	30	2,132	21	1,418	67
General and administrative	3,244	27	2,562	25	682	27

Total operating expenses	7,173	60	4,976	49	2,197	44

Loss from operations	(1,755)	(15)	(333)	(3)	(1,422)	427
Interest expense, net	(24)	—	(27)	—	3	(11)
Other income, net	81	1	37	—	44	119

Loss before income taxes	(1,698)	(14)	(323)	(3)	(1,375)	426
Provision for income taxes	48	—	3	—	45	1,500

Net loss	$(1,746)	(15)%	$(326)	(3)%	$(1,420)	436%

Revenues

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Product revenues	$7,609	$6,635	$974	15%
Service revenues	3,374	2,714	660	24
Royalties	902	864	38	4

Total revenues	$11,885	$10,213	$1,672	16%

Revenues in the three months ended June 30, 2016 increased by $1.7 million, or 16%, compared to the three months ended June 30, 2015. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of Crinone, increased by approximately $1.0 million, or 15%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA.

•	Royalty revenues increased $38,000, or 4% from the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Service

•	Service revenues increased approximately $0.7 million, or 24%, from the 2015 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Cost of product revenues	$4,182	$3,521	$661	19%
Cost of service revenues	2,285	2,049	236	12

Total cost of revenues	$6,467	$5,570	$897	16%

Total cost of revenues (as a percentage of total revenues)	54%	55%
Product gross margin	51%	53%
Service gross margin	32%	25%

Total cost of revenues was $6.5 million and $5.6 million for the three month periods ended June 30, 2016 and 2015, respectively. The increase in total cost of revenues in 2016 was largely driven by the increased volume of Crinone product sold to Merck KGaA. There was a 34% increase in Crinone units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin, including royalty income, decreased in 2016 as compared to 2015 due to pricing discounts granted to Merck KGaA based on volume purchases pursuant to the license and supply agreement. Service gross margin increased in 2016 as compared to 2015 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Sales and marketing	$379	$282	$97	34%
Sales and marketing (as a percentage of total revenues)	3%	3%

Sales and marketing expenses incurred during the three months ended June 30, 2016 and 2015 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expense in the 2016 period as compared to the 2015 period primarily relates to investment in the U.S. market in 2016.

Research and development

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Research and development	$3,550	$2,132	$1,418	67%
Research and development (as a percentage of total revenues)	30%	21%

Research and development costs incurred during the three months ended June 30, 2016 and 2015 were largely associated with the development of COL-1077. The 2016 expense primarily includes clinical trial costs, personnel-related expenses, and professional service consultants. In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and we recorded $0.2 million of stock-based compensation expense for the three months ended June 30, 2015 in connection with their agreements. For the three months ended June 30, 2016, as a result of changes in underlying fair value of options we recorded $0.1 million of stock-based compensation expense. As we continue to advance COL-1077 and pipeline product candidates, we expect corresponding increases in research and development costs.

General and administrative expenses

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
General and administrative	$3,244	$2,562	$682	27%
General and administrative (as a percentage of total revenues)	27%	25%

General and administrative expenses increased by $0.7 million to $3.2 million for the three months ended June 30, 2016, compared with $2.6 million for the three months ended June 30, 2015. This increase was attributable principally to costs associated with the creation of an internal business development function that was not in place in 2015, in addition to personnel costs, professional service costs, facility costs, and other costs associated with Company growth..

Non-operating income and expense

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Interest expense, net	$(24)	$(27)	$3	(11)%
Other income, net	$81	$37	$44	119%

Interest expense, net, primarily relates to interest payments denominated in British pounds, associated with loan facilities assumed in the acquisition of JPS.

Other income, primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Provision for income taxes	$48	$3	$45	1,500%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(2.80)%	(0.9)%

The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed. The 2015 tax expense represents state minimum taxes owed. Currently, we have a full valuation allowance offsetting our net domestic deferred tax asset.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$15,558	65%	$11,510	62%	$4,048	35%
Service revenues	6,627	28	5,174	28	1,453	28
Royalties	1,801	8	1,855	10	(54)	(3)

Total revenues	23,986	100	18,539	100	5,447	29
Cost of product revenues	8,209	34	6,633	36	1,576	24
Cost of service revenues	4,608	19	3,815	21	793	21

Total cost of revenues	12,817	53	10,448	56	2,369	23

Gross profit	11,169	47	8,091	44	3,078	38
Operating expenses:
Sales and marketing	651	3	603	3	48	8
Research and development	5,302	22	3,516	19	1,786	51
General and administrative	6,704	28	5,136	28	1,568	31

Total operating expenses	12,657	53	9,255	50	3,402	37

Loss from operations	(1,488)	(6)	(1,164)	(6)	(324)	28
Interest expense, net	(50)	—	(54)	—	4	(7)
Other income, net	206	1	208	1	(2)	(1)

Loss before income taxes	(1,332)	(6)	(1,010)	(5)	(322)	32
Provision for income taxes	52	—	8	—	44	550

Net loss	$(1,384)	(6)%	$(1,018)	(5)%	$(366)	35%

Revenues

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Product revenues	$15,558	$11,510	$4,048	35%
Service revenues	6,627	5,174	1,453	28
Royalties	1,801	1,855	(54)	(3)

Total revenues	$23,986	$18,539	$5,447	29%

Revenues in the six months ended June 30, 2016 increased by $5.4 million, or 29%, compared to the six months ended June 30, 2015. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of Crinone, increased by approximately $4.0 million, or 35%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA.

•	Royalty revenues decreased $0.1 million, or 3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Service

•	Service revenues increased approximately $1.5 million, or 28%, from the 2015 period primarily due to increases in customer volume across our service offerings.

Cost of revenues

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Cost of product revenues	$8,209	$6,633	$1,576	24%
Cost of service revenues	4,608	3,815	793	21

Total cost of revenues	$12,817	$10,448	$2,369	23%

Total cost of revenues (as a percentage of total revenues)	53%	56%
Product gross margin	53%	50%
Service gross margin	30%	26%

Total cost of revenues was $12.8 million and $10.4 million for the six month periods ended June 30, 2016 and 2015, respectively. The increase in total cost of revenues in 2016 was largely driven by the increased volume of Crinone product sold to Merck KGaA. There was a 31% increase in Crinone units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin, including royalty income, increased in 2016 as compared to 2015 due to increased shipments of Crinone to more profitable markets where we benefit from a higher selling price from Merck KGaA. Service gross margin increased in 2016 as compared to 2015 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Sales and marketing	$651	$603	$48	8%
Sales and marketing (as a percentage of total revenues)	3%	3%

Sales and marketing expenses incurred during the six months ended June 30, 2016 and 2015 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expense in the 2016 period as compared to the 2015 period primarily relates to investment in the U.S. market in 2016 offset by a non-recurring corporate recruitment expense in 2015.

Research and development

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Research and development	$5,302	$3,516	$1,786	51%
Research and development (as a percentage of total revenues)	22%	19%

Research and development costs incurred during the six months ended June 30, 2016 and 2015 were largely associated with the development of COL-1077. The 2016 expense primarily includes clinical trial costs, personnel-related expenses and professional service consultants. In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and we recorded $0.6 million of stock-based compensation expense for the six months ended June 30, 2015 in connection with their agreements. For the six months ended June 30, 2016, as a result of changes in underlying fair value of options we recorded a $0.1 million reduction in stock-based compensation expense. As we continue to advance COL-1077 and pipeline product candidates, we expect corresponding increases in research and development costs.

General and administrative expenses

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
General and administrative	$6,704	$5,136	$1,568	31%
General and administrative (as a percentage of total revenues)	28%	28%

General and administrative expenses increased by $1.6 million to $6.7 million for the six months ended June 30, 2016, compared with $5.1 million for the six months ended June 30, 2015. This increase was attributable principally to costs associated with the creation of an internal business development function that was not in place in 2015, in addition to non-recurring legal, personnel costs, professional service costs, facility costs, and other costs associated with Company growth.

Non-operating income and expense

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Interest expense, net	$(50)	$(54)	$4	(7)%
Other income, net	$206	$208	$(2)	(1)%

Interest expense, net, primarily relates to interest payments denominated in British pounds, associated with loan facilities assumed in the acquisition of JPS.

Other income, net primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Provision for income taxes	$52	$8	$44	550%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(3.9)%	(0.8)%

The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed. The 2015 tax expense represents state minimum taxes owed. Currently, we have a full valuation allowance offsetting our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, including research and development activities, fund working capital needs, make capital expenditures and fund acquisitions.

At June 30, 2016, our cash and cash equivalents were $13.0 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million under the Loan Agreement and as of June 30, 2016 owed a principal balance of $2.7 million. The three loan facilities are each repayable in monthly installments. Repayment began on one facility in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at June 30, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the six months ending June 30, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of JPS’s business. As of June 30, 2016, the Company remained in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of their second facility, which includes analytical labs, office space, and a clinical manufacturing facility. As a part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2016, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next two years. As of June 30, 2016, the obligation is valued at $1.0 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

(in thousands):

Year	Total
Remainder of 2016	$375
2017	643

Total	$1,018

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures for the three months ended June 30, 2016 were $0.5 million compared to $0.3 million for the three months ended June 30, 2015. Our capital expenditures for the six months ended June 30, 2016 were $1.2 million compared to $0.5 million for the six months ended June 30, 2015. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site, our contract manufacturer sites and for research and development. We expect our capital expenditures to increase for the remainder of the year ending December 31, 2016, as compared to the year ended December 31, 2015, primarily due to additional research and development expenditures.

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

As of June 30, 2016, we had 514,141 exercisable options outstanding which, if exercised, would result in approximately $3.8 million of additional capital and would cause the number of shares outstanding to increase. The intrinsic value of exercisable options was $0.3 million for the six months ended June 30, 2016. The intrinsic value of exercisable options was $0.8 million for the six months ended June 30, 2015.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2016 was $0.5 million, which resulted primarily from approximately $1.4 million in depreciation and amortization and stock-based compensation expense and net changes in working capital items increased cash by approximately $0.5 million offset by a $1.4 million net loss. Net cash used in investing activities was $1.2 million for the six months ended June 30, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2016, primarily relating to the principal payments on the note (Loan Agreement).

Net cash used by operating activities for the six months ended June 30, 2015 was $38,000 and resulted primarily from a $1.0 million net loss and net changes in working capital items decreased cash by $1.0 million offset by approximately $1.9 million in depreciation and amortization and stock-based compensation expense. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $49,000 for the six months ended June 30, 2015, primarily relating to the principal payments on the note (Loan Agreement) offset by proceeds from the exercise of common stock options.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

On October 15, 2015, we entered into a lease agreement for our corporate office in Boston. The initial term of the lease agreement is approximately 39 months, which includes a three-month free rent period, after which monthly rental payments totaling $430,050 for the first twelve months, $437,100 for the next twelve months and $444,150 for the final twelve months. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of June 30, 2016.

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

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 69% of our total international revenues for the three months ended June 30, 2016. The remaining 31% were sales in British pounds. Our raw materials for cost of product revenues are primarily purchased in Euros. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

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

Item 6. Exhibits

(a) Exhibits

10.1	Employment agreement, dated July 19, 2016 (and effective August 1, 016), by and between Juniper Pharmaceuticals, Inc. and Alicia Secor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-10352) filed on July 20, 2016).

10.2	Form of Inducement Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-10352) filed on July 20, 2016).

10.3	Transition and Consulting Agreement dated July 19, 2016, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-10352), filed on July 20, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: August 4, 2016