Form 10-K/A
period 2015-12-31
JUNIPER PHARMACEUTICALS INC
filed 2016-11-14
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2015, based on the adjusted closing price on that date of $9.15, was $92,533,227.

Number of shares of Common Stock of Juniper Pharmaceuticals, Inc. issued and outstanding as of March 7, 2016 is 10,801,549.

Index to Annual Report on Form 10-K/A

Fiscal Year Ended December 31, 2015

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Annual Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we,” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

We are filing this Amendment No. 2 to our Annual Report on Form 10-K (the “Amended Report”), which was originally filed on Form 10-K on March 10, 2016 and amended on April 22, 2016 (the “Original Report” or “Annual Report on Form 10-K”), to reflect a restatement of our consolidated financial statements.

Description of Restatement

As discussed in Note 2 to our consolidated financial statements, subsequent to the issuance of the Original Report, we and our Audit Committee concluded that we should restate our consolidated balance sheets at December 31, 2015 and 2014, and our consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity for the years ended December 31, 2015, 2014 and 2013, to correct the errors summarized below. See Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2. Restatement of the Consolidated Financial Statements to our consolidated financial statements included in this Annual Report.

The revenue related errors relate to the determination that a portion of the invoice price of product sold under our supply agreement with Ares Trading S.A. (an affiliate of Merck KGaA, Darmstadt, Germany (“Merck KGaA”)) is considered contingent, and therefore not fixed or determinable at the time of shipment. Our previous practice was to record revenue at the time of shipment based on the invoice price, with an adjustment to increase or decrease revenue upon completion of the quarterly reconciliation process. Accordingly, correction of the revenue errors will result in a timing difference for the contingent portion of revenue from our original methodology. We currently expect that, under the corrected methodology, revenue will be recognized in the period product is shipped to Merck KGaA for the fixed portion only (direct manufacturing cost plus 20%) with the contingent portion of the invoice price initially recorded as deferred revenue and subsequently recognized upon completion of a quarterly reconciliation process that occurs after receiving sell-through information from Merck KGaA on a country-by-country basis.

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015, which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected period, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

In connection with the restatement, the Company also recorded adjustments for certain other amounts which were previously concluded to be immaterial. Those adjustments include: 1) an adjustment to record additional income tax expense during the year ended December 31, 2013 and a corresponding adjustment to reduce income tax expense in the year ended December 31, 2014; 2) an adjustment to increase cost of product revenues for the three month period ended September 30, 2015 and a corresponding adjustment to reduce cost of product revenues for the same amount in the three month period ended December 31, 2015 as reflected in our footnote containing unaudited quarterly information. Accordingly, the adjustment to cost of product revenues did not have an impact on the twelve months ended December 31, 2015.

As a result of the corrections, we have restated certain amounts in our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 as well as unaudited quarterly financial information for each quarter in the years ended December 31, 2015 and 2014. There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the years prior to 2013. Accordingly, we are including restated consolidated financial information for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 in the “Selected Financial Data” table of this Form 10-K/A. Adjustments prior to January 1, 2013 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated financial statements included in Item 8 of this Form 10-K/A. These corrections also result in the restatement of our unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016. We will file amended Forms 10-Q with respect to the first and second quarters of 2016 to address the corrections.

Internal Control Over Financial Reporting

                Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015. Management has restated its report on internal control over financial reporting as of December 31, 2015. For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to address the material weaknesses, see Part II, Item 9A. “Controls and Procedures” of this 2015 Annual Report on Form 10-K/A. In addition, our auditors have restated their report on the Company’s internal control over financial reporting and issued an adverse opinion.

Items Amended in this Filing

For reasons discussed above, we are filing this Amended Report in order to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

In accordance with applicable SEC rules, this Amended Report includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.

Except as noted above, no other information in our Original Report is amended hereby and is repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the Original Report, including any amendment to these filings.

Forward-Looking Information

This Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements that involve risk and uncertainties. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development – are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.

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

Historically, we have developed and brought to market several prescription and “over the counter” pharmaceutical products. We currently receive revenues from CRINONE ® , an 8% progesterone bioadhesive vaginal gel designed for progesterone supplementation or replacement as part of an assisted reproductive technology (“ART”) treatment for infertile women with progesterone deficiency. We supply CRINONE to Merck KGaA, Darmstadt, Germany, (“Merck KGaA”) internationally, and sold the rights to CRINONE to Allergan, plc (“Allergan”) in the United States.

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

We are applying the cash-flow generated from our CRINONE franchise and JPS to substantially fund the development of new therapeutic product candidates using our proprietary drug delivery technologies. We believe this strategy positions us well for capital-efficient growth as we advance these programs into clinical development. Internally-funded research and development expenditures were $7.0 million, $0.7 million and $0 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

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

The 24 women enrolled in the clinical trial were randomized to receive either COL-1077 (n=12) or placebo (n=12). Of these 24 subjects, 19 had at least one change in basal tone IUP ≥ 40% during the pre-treatment VP challenge period, and were considered evaluable for efficacy analysis.

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

We plan to submit an IND application to the FDA for JNP-0101 and initiate a Phase 2a bioavailability and dose finding clinical trial with JNP-0101 in the second half of 2016. Currently, pharmaceutical development work and pilot manufacturing for JNP-0101 is underway at our JPS facility. We expect to seek approval for JNP-0101 in the United States via the 505 (b)(2) regulatory pathway.

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

CRINONE

CRINONE, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections or vaginal suppositories, including Prometrium ® (oral micronized progesterone) marketed by Abbott Laboratories, and Endometrin ® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc. CRINONE and Endometrin are the only progestin products currently approved by the FDA for use in infertility.

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

In the United States there are currently ongoing clinical trials for several prospective therapies for use in pain related to various out-patient gynecologic procedures, including: EMLA ® (5% lidocaine/ 25 mg-prilocaine 25 mg/g) cream; oral diclofenac plus lidocaine gel (non-bioadhesive); and 10% lidocaine spray.

JNP-0101

JNP-0101 is our IVR designed to deliver oxybutynin to treat OAB in women.

Oxybutynin is currently approved for the treatment of OAB in oral and transdermal gel formulations. Oral oxybutynin chloride tablets are the most widely prescribed formulation of this antimuscarinic agent, the first of which was approved in 2006. Gelnique ® (oxybutynin chloride 10 % topical gel), marketed by Allergan, was approved by the FDA in 2009.

Additional antimuscarinics approved for the treatment of OAB include VESIcare® (solifenacin) marketed by Astellas Pharma Inc. (“Astellas”) and Detrol LA ® (tolterodine), Toviaz ® (fesoterodine), and Enablex ® (darifenacin), all marketed by Pfizer. Additionally, the beta agonist Mybetriq ® (mirabegron) was approved by the FDA in 2012 and is marketed by Astellas.

There are currently ongoing clinical trials for several prospective OAB therapeutics, including Botox® (botulinum toxin type A), the Axonics Sacral Neuromodulation System, and Premarin ® vaginal cream.

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

With regard to our JNP-0101, JNP-0201, and JNP-0301 product candidates, we have exclusively in-licensed from MGH (as discussed above) four issued U.S. patents with composition of matter, method of manufacture and method of use claims directed to the JNP-0101, JNP-0201, and JPN-0301 product candidates and their manufacture and use. These U.S. patents are scheduled to expire from 2024 to 2027. In addition, we have in-licensed counterpart patents that have been granted in Australia, Canada, Europe, and Japan, which are expected to expire in 2024. Allergan holds a United States method of use patent that would apply to JNP-0301 and expires 2028.

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

See Note 13 to our consolidated audited financial statements included in Item 8 of this Annual Report for certain financial information related to our two operating segments and for certain selected financial information by geographic area, which is incorporated by reference into Item 1 of this Annual Report.

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

Our operating results are dependent on the product revenues from Merck KGaA derived from the sale of CRINONE in countries outside the U.S. Revenues from sales to Merck KGaA during the years ended December 31, 2015, 2014 and 2013 constituted approximately 60%, 54% and 71% of our total revenues, respectively. We do not control the amount and timing of marketing resources that Merck KGaA may or may not devote to our product. The failure of Merck KGaA to effectively market CRINONE and maintain licensure in marketed countries could have a material adverse effect on our business, financial condition and results of operations. Our current supply agreement with Merck KGaA has an expiration date of May 19, 2020.

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

As of December 31, 2015, we had certain net operating loss carryforwards of approximately $158 million that may be used to reduce our future U.S. federal income tax liabilities, if we become profitable on a federal income tax basis. If unused, these tax loss carryforwards will begin to expire between 2018 and 2034. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could also be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, the “Code”). If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

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

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this report, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015 related to technical accounting review of significant contractual agreements and our monitoring of expenses incurred under our clinical research agreements. The material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements.

We have identified material weaknesses in our internal control over financial reporting before. For the year ended December 31, 2014, our management identified a material weakness in our internal control over financial reporting, relating to our evaluation of revenue recognition for services transactions and contractual arrangements. We developed a remediation plan designed to address the material weakness in our internal control over financial reporting. Our plan included additional staffing, enhancing policies and procedures relating to revenue recognition and other areas reflected in the material weakness, and implementing a series of incremental software solutions.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing and implementing a remediation plan designed to address such material weaknesses. However, additional material weaknesses in the Company’s internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. These misstatements could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

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

Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 30, 2015	2,283	$9.68	—	—
November 1 through November 30, 2015			—	—
December 1 through December 30, 2015			—	—

Total	2,283	$9.68

(1)	During the fourth quarter of 2015, an employee delivered 2,283 shares of restricted stock to us upon vesting, to satisfy tax withholding requirements.

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

As discussed in the Explanatory Note to this Form 10-K/A, we are restating certain amounts in our audited consolidated financial statements for the fiscal years ended December 31, 2015, 2014 and 2013. The information below also reflects the restatement of fiscal years ended December 31, 2012 and 2011 and certain balance sheet data for 2013. See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 2, “Restatement of the Consolidated Financial Statements” for further information about the restatement of certain of our consolidated financial statements. The financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Statement of Operations Data:
(000’s except per share data)
Revenues	$38,287	$33,393	$27,583	$23,642	$43,022
Gross profit	16,873	15,704	14,333	10,854	31,331
Operating expenses	18,746	10,960	10,101	10,231	8,442
Interest expense	106	118	25	—	12
Net (loss) income	$(1,496)	$4,656	$4,741	$7,731	$20,487
(Loss) income per common share-basic and diluted
Basic	$(0.14)	$0.42	$0.42	$0.71	$1.90
Diluted	$(0.14)	$0.39	$0.35	$0.06	$1.73
Weighted average number of common shares outstanding:
Basic	10,774	10,992	11,259	10,914	10,791
Diluted	10,774	11,007	11,273	11,063	11,569
Consolidated Balance Sheet Data:
(000’s)
Working Capital	$16,095	$16,895	$21,121	$29,971	$27,460
Total assets	50,577	52,208	60,092	36,869	36,083
Notes Payable	3,135	3,532	3,995	—	—
Contingently redeemable series C preferred stock	550	550	550	550	600
Shareholders’ equity	36,512	37,325	42,069	29,179	20,591

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed below and in Item 8, “Financial statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2 – Restatement of the Consolidated Financial Statements,” this Form 10-K/A reflects restatements of our previously filed consolidated financial statements, as further described below. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements.

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

Restatement of Previously Issued Consolidated Financial Statements

On October 18, 2016, during the course of responding to a comment letter from the staff of the U.S. Securities and Exchange Commission, we determined that our audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in our Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements is required.

The revenue related errors relate to the determination that a portion of the invoice price of product sold under our supply agreement with Ares Trading S.A. (an affiliate of Merck KGaA, Darmstadt, Germany (“Merck KGaA”)) is considered contingent, and therefore not fixed or determinable at the time of shipment. Our previous practice was to record revenue at the time of shipment based on the invoice price, with an adjustment to increase or decrease revenue upon completion of the quarterly reconciliation process. Accordingly, correction of the revenue errors will result in a timing difference for the contingent portion of revenue from our original methodology. We currently expect that, under the corrected methodology, revenue will be recognized in the period product is shipped to Merck KGaA for the fixed portion only (direct manufacturing cost plus 20%) with the contingent portion of the invoice price initially recorded as deferred revenue and subsequently recognized upon completion of a quarterly reconciliation process that occurs after receiving sell-through information from Merck KGaA on a country-by-country basis.

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

In connection with the restatement, the Company also recorded adjustments for certain other amounts which were previously concluded to be immaterial. Those adjustments include: 1) an adjustment to record additional income tax expense during the year ended December 31, 2013 and a corresponding adjustment to reduce income tax expense in the year ended December 31, 2014; 2) an adjustment to increase cost of product revenues for the three month period ended September 30, 2015 and a corresponding adjustment to reduce cost of product revenues for the same amount in the three month period ended December 31, 2015 as reflected in our footnote containing unaudited quarterly information. Accordingly, the adjustment to cost of product revenues did not have an impact on the twelve months ended December 31, 2015.

As a result of the corrections, we have restated certain amounts in our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 as well as unaudited quarterly financial information for each quarter in the years ended December 31, 2015 and 2014. There were also similar types of errors identified as affecting our previously issued consolidated financial statements for the years prior to 2013. Accordingly, we are including restated consolidated financial information for the years ended December 31, 2011 and 2012 in the “Selected Financial Data” table of this Form 10-K/A. Adjustments prior to January 1, 2013 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated financial statements included in Item 8 of this Form 10-K/A.

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:

Prepaid expenses and other current assets	$1,674	$(802)	$872
Total current assets	26,736	(802)	25,934
Total assets	51,379	(802)	50,577
Accrued expenses	4,158	(728)	3,430
Deferred revenue	1,336	2,831	4,167
Total current liabilities	7,736	2,103	9,839
Total liabilities	11,412	2,103	13,515
Accumulated deficit	(240,406)	(2,905)	(243,311)
Total stockholders’ equity	39,417	(2,905)	36,512
Total liabilities and stockholders’ equity	51,379	(802)	50,577

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2014 are as follows (in thousands):

	December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:

Accrued expenses	$1,918	$(17)	$1,901
Deferred revenue	914	3,560	4,474
Total current liabilities	5,948	3,543	9,491
Total liabilities	10,790	3,543	14,333
Accumulated deficit	(238,272)	(3,543)	(241,815)
Total stockholders’ equity	40,868	(3,543)	37,325

The tables below show the effects of the restatement on the Company’s consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows for the fiscal years ended December 31, 2015, 2014 and 2013. (in thousands, except for per share data) In each case, the tax effect of the adjustments was considered insignificant.

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$22,162	$729	$22,891
Total revenues	37,558	729	38,287
Gross profit	16,144	729	16,873
Research and development	6,948	91	7,039
Total operating expense	18,655	91	18,746
Loss from operations	(2,511)	638	(1,873)
Loss before taxes	(2,129)	638	(1,491)
Provision for income taxes	5	—	5
Net loss	(2,134)	638	(1,496)
Basis net loss per share	$(0.20)	$0.06	$(0.14)
Diluted net loss per share	$(0.20)	$0.06	$(0.14)

Consolidated Statement of Comprehensive Loss:

Net loss	$(2,134)	$638	$(1,496)
Comprehensive loss	(3,233)	638	(2,595)

Consolidated Statement of Cash Flows:

Net loss	$(2,134)	$638	$(1,496)
Prepaid expenses and other current assets	(543)	802	259
Accrued expenses	2,302	(711)	1,591
Deferred revenue	(309)	(729)	(1,038)

	Year Ended December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$17,214	$929	$18,143
Total revenues	32,464	929	33,393
Gross profit	14,775	929	15,704
Income from operations	3,815	929	4,744
Income before taxes	4,378	929	5,307
Provision for income taxes	988	(337)	651
Net income	3,390	1,266	4,656
Basis net income per share	$0.31	$0.11	$0.42
Diluted net income per share	$0.27	$0.12	$0.39

Consolidated Statement of Comprehensive Income:

Net income	$3,390	$1,266	$4,656
Comprehensive income	1,957	1,266	3,223

Consolidated Statement of Cash Flows:

Net income	$3,390	$1,266	$4,656
Accrued expenses	(559)	(337)	(896)
Deferred revenue	(405)	(929)	(1,334)

	Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$21,336	$(1,643)	$19,693
Total revenues	29,226	(1,643)	27,583
Gross profit	15,976	(1,643)	14,333
Income from operations	5,875	(1,643)	4,232
Income before taxes	6,726	(1,643)	5,083
Provision for income taxes	22	320	342
Net income	6,704	(1,963)	4,741
Basis net income per share	$0.59	$(0.17)	$0.42
Diluted net income per share	$0.52	$(0.17)	$0.35

Consolidated Statement of Comprehensive Income:

Net income	$6,704	$(1,963)	$4,741
Comprehensive income	7,791	(1,963)	5,828

Consolidated Statement of Cash Flows:

Net income	$6,704	$(1,963)	$4,741
Accrued expenses	(830)	320	(570)
Deferred revenue	(150)	1,643	1,493

The Company recorded a cumulative adjustment to shareholders’ equity as of December 31, 2012. The effect of the adjustment on product revenue resulted in a $2.8 million decrease in previously filed consolidated shareholders’ equity.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.

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

Between February 1, 2012 and February 6, 2012, two putative securities class action complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey. Both actions were consolidated into a single proceeding entitled In Re Columbia Laboratories, Inc., Securities Litigation , under which Allergan and three of its officers were added as defendants. The United States Court of Appeals for the Third Circuit affirmed, in March 2015, the prior decision of the United States District Court for the District of New Jersey dismissing this securities class action lawsuit.

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

In October, 2015, we relocated our corporate facilities to 33 Arch Street in Boston, Massachusetts.

Revenues

We generate revenues primarily from the sale of our products and services and from a royalty stream and certain other revenues. During the year ended December 31, 2015, we derived approximately 60% of our revenues from the sale of our products, 30% from the sale of our services and 10% from our royalty stream and certain other revenues. During the year ended December 31, 2014, we derived approximately 55% of our revenues from the sale of our products, 26% from the sale of our services and 19% of our revenues from royalty stream and certain other revenues. During the year ended December 31, 2013, we derived approximately 71% of our revenues from the sale of our products, 13% from the sale of our services and 16% of our revenues from royalty stream and certain other revenues. Generally, we recognize revenues from the sales of our products at the time the goods are shipped to customers, fees are fixed or determinable and collectability is reasonably assured. Additionally, we recognize revenues from service as the work is performed.

We sell our products directly to our partner Merck KGaA and use a sales force to sell our services worldwide. During the years ended December 31, 2015, 2014 and 2013, we derived 80%, 69% and 80% of our total revenues, respectively, from sales outside North America.

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

Results of Operations

Years Ended December 31, 2015 and 2014 (As Restated)

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014
	Amount (As Restated)	As a % of Total Revenue (As Restated)	Amount (As Restated)	As a % of Total Revenue (As Restated)	$ Change (As Restated)	% Change (As Restated)
Product revenues	$22,891	60%	$18,310	55%	$4,581	25%
Service revenues	11,651	30	8,770	26	2,881	33
Royalties	3,745	10	6,313	19	(2,568)	(41)

Total revenues	38,287	100	33,393	100	4,894	15
Cost of product revenues	13,053	34	10,470	31	2,583	25
Cost of service revenues	8,361	22	7,219	22	1,142	16

Total cost of revenues	21,414	56	17,689	53	3,725	21
Gross profit	16,873	44	15,704	47	1,169	7
Operating expenses:
Sales and Marketing	1,249	3	1,708	5	(459)	(27)
Research and development	7,039	18	663	2	6,376	962
General and administrative	10,458	27	8,589	26	1,869	22

Total operating expenses	18,746	49	10,960	33	7,786	71

(Loss) income from operations	(1,873)	(5)	4,744	14	(6,617)	(139)
Interest expense, net	(106)	—	(118)	—	12	(10)
Change in fair value of common stock warrant liability	—	—	379	1	(379)	(100)
Other income, net	488	1	302	1	186	62

(Loss) income before income taxes	(1,491)	(4)	5,307	16	(6,798)	(128)
Provision for income taxes	5	0	651	2	(646)	(99)

Net (loss) income	$(1,496)	(4)%	$4,656	14%	$(6,152)	(132)%

Revenues

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015 (As Restated)	2014 (As Restated)	Change (As Restated)	Change (As Restated)
Product revenues	$22,891	$18,310	$4,581	25%
Service revenues	11,651	8,770	2,881	33
Royalties	3,745	6,313	(2,568)	(41)

Total revenues	$38,287	$33,393	$4,894	15%

Revenues for the year ended December 31, 2015 increased by $4.9 million, or 15%, as compared to the year ended December 31, 2014. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Revenues from the sale of products increased by approximately $4.6 million, or 25%, from the 2014 period primarily due to the resumption of normalized shipments of CRINONE in a key market in the third quarter of 2014, along with in-market growth coupled and entry into new markets. Revenue included $17.6 million related to product shipped to Merck KGaA and $5.3 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2015. Revenue included $14.2 million related to product shipped to Merck KGaA and $4.1 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2014.

•	Royalty revenues decreased $2.6 million, or 41%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 driven by the one-time benefit of $2.2 million from the sale of intellectual property rights and technology for Legatrin P.M. to Lil’ Drug Store in the third quarter of 2014, eliminating recurring royalties (approximately $0.1 million per quarter). Royalties for 2015 are based solely on Allergan’s sales of CRINONE.

Service

•	Service revenues increased approximately $2.9 million, or 33%, from the 2014 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Year Ended December 31,		$ Change (As Restated)	% Change (As Restated)
	2015 (As Restated)	2014 (As Restated)
Cost of product revenues	$13,053	$10,470	$2,583	25%
Cost of service revenues	8,361	7,219	1,142	16

Total cost of revenues	$21,414	$17,689	$3,725	21%

Total cost of revenue (as a percentage of total revenues)	56%	53%
Product gross margin	51%	57%
Services gross margin	28%	18%

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

Product gross margin, including royalty income, decreased in 2015 as compared to 2014 due to the reduction in royalty income. Excluding the intellectual property sale, the product gross profit percentage would be 53% for the year ended December 31, 2014. In addition, pricing discounts granted to Merck KGaA based on volume purchases pursuant to the license and supply agreement also contributed to the decline. Service gross margin increased in 2015 as compared to 2014 due to increased customer volumes and a change in mix of revenue type within the service segment.

Sales and marketing

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales and marketing	$1,249	$1,708	$(459)	(27)%
Sales and marketing (as a percentage of total revenues)	3%	5%

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

Research and development

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Research and development	$7,039	$663	$6,376	962%
Research and development (as a percentage of total revenues)	18%	2%

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

General and administrative

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
General and administrative	$10,458	$8,589	$1,869	22%
General and administrative (as a percentage of total revenues)	27%	26%

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

Non-operating income and expense

	Year Ended December 31,		$ Change	% Change
	2015	2014
Interest expense, net	$(106)	$(118)	$12	(10)%
Change in fair value of common stock warrant liability	$—	$379	$(379)	(100)%
Other income, net	$488	$302	$186	62%

The decrease in interest expense, net, primarily relates to the weakening of the British pound in 2015 versus 2014 for the interest paid on the debt related to our Nottingham facility.

The fair value of the common stock warrant liability as of March 31, 2015 was zero, and the warrants expired in April 2015. Therefore, during the year ended December 31, 2015, no income or expense was recorded. The income of $0.4 million recognized for 2014 is associated with the change in fair value of common stock warrant liability for the year ended December 31, 2014.

Other income, net, for the year ended December 31, 2015 increased primarily due to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and the British Pound against the U.S dollar in the 2015 period.

Provision for income taxes

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for income taxes	$5	$651	$(656)	(99)%
Provision for income taxes (as a percentage of income before taxes)	(0.3)%	12%

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

Years Ended December 31, 2014 and 2013 (As Restated)

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$18,310	55%	$19,693	71%	$(1,383)	(7)%
Service revenues	8,770	26	3,640	13	5,130	141
Royalties	6,313	19	3,831	14	2,482	65
Other revenues	—	—	419	2	(419)	(100)

Total revenues	33,393	100	27,583	100	5,810	21
Cost of product revenues	10,470	31	10,903	40	(433)	(4)
Cost of service revenues	7,219	22	2,347	9	4,872	208

Total cost of revenues	17,689	53	13,250	48	4,439	34
Gross profit	15,704	47	14,333	52	1,371	10
Operating expenses:
Sales and marketing	1,708	5	439	2	1,269	289
Research and development	663	2	—	—	663	100
Acquisition-related expenses	—	—	1,623	6	(1,623)	(100)
General and administrative	8,589	26	8,039	29	550	7

Total operating expenses	10,960	33	10,101	37	859	9

(Loss) income from operations	4,744	14	4,232	15	512	12
Interest (expense) income, net	(118)	—	71	—	(189)	(266)
Change in fair value of common stock warrant liability	379	1	794	3	(415)	(52)
Other income (expense), net	302	1	(14)	—	316	(2,257)

(Loss) income before income taxes	5,307	16	5,083	18	224	4
Provision for income taxes	651	2	342	1	309	90

Net (loss) income	$4,656	14%	$4,741	17%	$(85)	(2)%

Revenues

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$18,310	$19,693	$(1,383)	(7)%
Service revenues	8,770	3,640	5,130	141
Royalties	6,313	3,831	2,482	65
Other revenues	—	419	(419)	(100)

Total revenues	$33,393	$27,583	$5,810	21%

Revenues for the year ended December 31, 2014 increased by $5.8 million, or 21%, as compared to the year ended December 31, 2013. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Product revenues decreased by approximately $1.4 million, or 7%, from the 2013 period primarily due to reduced shipments of CRINONE in the year ended December 31, 2014 to one of Merck KGaA’s higher-volume, higher margin markets during a routine license renewal in that market. Revenue included $14.2 million related to product shipped to Merck KGaA and $4.1 million related to product sold through by Merck KGaA in the year ended December 31, 2014. Revenue included $14.0 million related to product shipped to Merck KGaA and $5.7 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2013.

•	Royalty revenues increased $2.5 million, or 65%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 driven by the one-time benefit of $2.2 million from the sale of intellectual property rights and technology for Legatrin P.M. to Lil’ Drug Store and higher sales of progesterone products by Allergan. Royalty revenue associated with Legatrin P.M. in the 2013 period was $0.4 million as compared with $0.2 million in the 2014 period prior to the sale. Due to the sale of the intellectual property rights of Legatrin P.M., we no longer expect any further revenues from this royalty stream.

•	Other revenues in the year ended December 31, 2013 primarily relate to a one-time payment associated with the termination of the supply agreement with Allergan in the fourth quarter of 2013. There were no other revenues for the year ended December 31, 2014.

Service

•	Service revenues from our pharmaceutical development, clinical trial manufacturing, consulting and analytic services business increased approximately $5.1 million in the 2014 period compared to 2013. Our acquisition of JPS was completed in September 2013, resulting in only three and a half months of service revenue in the 2013 period compared to a full year in 2014.

Cost of revenues

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cost of product revenues	$10,470	$10,903	$(433)	(4)%
Cost of service revenues	7,219	2,347	4,872	208

Total cost of revenues	$17,689	$13,250	$4,439	34%

Total cost of revenue (as a percentage of total revenues)	53%	48%

Product gross margin	57%	54%
Services gross margin	18%	36%

Total cost of revenues was $17.7 million and $13.3 million for the years ended December 31, 2014 and 2013, respectively. Cost of product revenues decreased due to a 2% reduction in units shipped in the 2014 period as compared to the 2013 period. Cost of service revenues consist mainly of personnel costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. The increase in total cost of revenues in 2014 was driven by a full-year of service costs for our Nottingham operations versus a shortened period in 2013. Product gross margin increased in 2014 as compared to 2013 due to the $2.5 million increase in royalties in 2014 compared to 2013. Service gross margin decreased in 2014 as compared to 2013 due to a change in mix of revenue type within the service segment. Fiscal year 2013 had a higher concentration of clinical trial manufacturing revenue that generally carries a higher margin.

Sales and marketing

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales and marketing	$1,708	$439	$1,269	289%
Sales and marketing (as a percentage of total revenues)	5%	2%

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

Research and development

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Research and development	$663	$—	$663	100%
Research and development (as a percentage of total revenues)	2%	—%

Research and development costs incurred during the year ended December 31, 2014 were primarily attributable to activities associated with COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. There were no research and development expenses in the year ended December 31, 2013.

Acquisition-related expenses

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Acquisition-related expenses	$—	$1,623	$(1,623)	(100)%
Acquisition-related expenses (as a percentage of total revenues)	—%	6%

There were no acquisition-related expenses during the year ended December 31, 2014. Acquisition-related expenses for the year ended December 31, 2013 primarily related to legal fees, accounting services and other transaction costs associated with our acquisition of JPS in September 2013, as well as the costs associated with a failed transaction in the 2013 period.

General and administrative

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
General and administrative	$8,589	$8,039	$550	7%
General and administrative (as a percentage of total revenues)	26%	29%

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

Non-operating income and expense

	Year Ended December 31,		$	%
	2014	2013	Change	Change
Interest (expense) income, net	$(118)	$71	$(189)	(266	) %
Change in fair value of common stock warrant liability	$379	$794	$(415)	(52	) %
Other income (expense), net	$302	$(14)	$316	2,257%

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

Provision for income taxes

	Year Ended December 31,		$	%
	2014	2013	Change	Change
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for income taxes	$651	$342	$309	90%
Provision for income taxes (as a percentage of income before taxes)	12%	7%

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

Cash Flows (As Restated)

Net cash used in operating activities for the year ended December 31, 2015 was $0.9 million and resulted primarily from a $1.5 million net loss for the period, offset by $3.7 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items reduced cash from operating activities by approximately $3.1 million, primarily due to an increase in accounts receivable, inventories and other non-current assets of $3.0 million associated with increased product shipments and a decrease in accounts payable and deferred revenue of $2.0 million offset by an increase in accrued expenses and prepaid expenses and other current assets of $1.9 million. Net cash used in investing activities was $1.7 million for the year ended December 31, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.2 million for the year ended December 31, 2015, primarily relating to the principal payments on the note (Lloyds Loan Agreement) offset by proceeds from the exercise of common stock options.

Net cash provided by operating activities for the year ended December 31, 2014 was $6.9 million and resulted primarily from $4.7 million of net income for the period, inclusive of a one-time benefit from the sale of intellectual property rights and technology for Legatrin P.M., increased by approximately $2.6 million in depreciation and amortization and stock-based compensation expense, and partially offset by $0.4 million from the change in fair value of stock warrants. Net changes in working capital items reduced cash from operating activities by approximately $0.5 million, primarily driven by decreases to accounts receivable (including due from related party); offset partially by, increases in inventories and prepaid expenses and decreases in accrued expenses and deferred revenues. Net cash used in investing activities was $2.0 million for the year ended December 31, 2014, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $8.7 million for the year ended December 31, 2014, primarily relating to the $8.5 million stock buyback from Allergan and $0.2 million of principal payments on notes payable.

Net cash provided by operating activities for the year ended December 31, 2013 was $7.1 million and resulted primarily from $4.7 million of net income for the period, increased by approximately $1.4 million in depreciation and amortization and stock-based compensation expense, and partially offset by $0.8 million from the change in fair value of stock warrants. Net changes in working capital items increased cash from operating activities by approximately $1.7 million, primarily due to an increase in accounts receivable of $2.4 million associated with increased product shipments, a decrease in accrued expense of $0.5 million and a decrease in deferred revenue of $1.5 million, offset by a decrease in amounts due from related party totaling $1.3 million primarily related to the absence of product shipments to Allergan and a decrease in prepaid expenses and other current assets of $1.4 million. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2013, which resulted primarily from the proceeds from the sale of short-term investments totaling $15.4 million partially offset by the net cash paid for the JPS acquisition of $14.5 million and the purchase of property and equipment of $0.5 million. Net cash used in financing activities was $0.1 million for the year ended December 31, 2013, primarily due to $0.1 million of principal payments on notes payable.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of December 31, 2015 except as it relates to our policy for revenue recognition.

We believe the following critical accounting policies require significant judgment and estimates by us in the preparation of our financial statements.

Revenue Recognition and Sales Returns Reserves (As Restated)

Revenues include product revenues, which primarily consist of sales of CRINONE to Merck KGaA, royalty revenues, which primarily consist of royalty revenues from Allergan on sales of CRINONE, service revenues, which primarily consist of analytical and consulting services, pharmaceutical development and clinical trial manufacturing services and other revenues.

Product Revenue

Revenues from the sale of products are to be recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s net estimated selling price, or (ii) our direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. We record revenue at the minimum selling price, which is our direct manufacturing cost plus 20% at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. We record deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, we record an adjustment to increase revenue to reflect the difference between Merck KGaA’s net selling price and the minimum price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGa’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. We record reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

In April 2013, our license and supply agreement with Merck KGaA for the sale of CRINONE outside the United States was renewed for an additional five year term, extending the expiration date to May 19, 2020.

Service Revenue

The professional service contracts that we enter into and operate under specifies whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of Juniper’s engagements can be much longer in duration.

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

                Service revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the employees on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our vendors. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. In the event of a termination, fixed-price contracts generally provide for payment for services rendered up to the termination date.

Service revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

Royalty revenues, based on sales by licensees, are recorded as revenues when those sales are made by the licensees.

We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our customers to make required payments. We identify specific collection issues and establish an accounts receivable allowance based on our historical collection experience, review of client accounts, current trends, and credit policy. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

We collect value added tax from our customers for revenues generated out of the United Kingdom for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. We present our value added tax on a net basis; therefore, these taxes are excluded from revenues.

Up to July 2013, we were responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Allergan transaction on July 2, 2010, and for STRIANT products sold prior to the sale of the product to Auxilium in April 2011. The Company is not and were not responsible for returns for international sales. Our policy for sales to the trade made prior to the Allergan and Auxilium transactions allows product to be returned for a period that began three months prior to the product expiration date and ended twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized. We assumed that our customers were using the first-in, first-out method in filling orders so that the oldest saleable product was used first. We recorded a provision for returns on a quarterly basis using an estimated rate and adjusted the provision when necessary. As of December 31, 2014 and 2015, there is no sales returns reserve as the return rights obligation has elapsed for all products for which we provided a right of return.

Deferred Revenue

Our deferred revenue balance consists of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
	As Restated	As Restated
Product revenues	$2,831	$3,560
Service revenues	566	355
Regional Growth Fund	1,480	2,112

Total	$4,877	$6,027

Amounts invoiced but not yet earned on product revenues are recorded as deferred revenue until we receive sell through information from Merck KGaA indicating the product has been sold through or otherwise disposed of. Amounts invoiced but not yet earned on service revenue are deferred until such time as performance is rendered or the obligation to perform the service is completed for service revenues. Amounts deferred for product revenue are not settled until sell through information is received from Merck KGaA.

As part of the acquisition of Juniper Pharma Services, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of December 31, 2015, we are in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations on a decelerated basis through September 30, 2017.

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

Overview (Revised)

On October 18, 2016, during the course of responding to a comment letter from the staff of the U.S. Securities and Exchange Commission, we determined that our audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in our Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements is required.

The revenue related errors relate to the determination that a portion of the invoice price of product sold under our supply agreement with Ares Trading S.A. (an affiliate of Merck KGaA, Darmstadt, Germany (“Merck KGaA”)) is considered contingent, and therefore not fixed or determinable at the time of shipment. Our previous practice was to record revenue at the time of shipment based on the invoice price, with an adjustment to increase or decrease revenue upon completion of the quarterly reconciliation process. Accordingly, correction of the revenue errors will result in a timing difference for the contingent portion of revenue from our original methodology. We currently expect that, under the corrected methodology, revenue will be recognized in the period product is shipped to Merck KGaA for the fixed portion only (direct manufacturing cost plus 20%) with the contingent portion of the invoice price initially recorded as deferred revenue and subsequently recognized upon completion of a quarterly reconciliation process that occurs after receiving sell-through information from Merck KGaA on a country-by-country basis.

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

As a result of the corrections, we have restated certain amounts in our consolidated financial statement for the years ended December 31, 2015, 2014 and 2013 as well as unaudited quarterly financial information for each quarter in the years ended December 31, 2015 and 2014. There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the years prior to 2013. Accordingly, we are including restated consolidated financial information for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 in the “Selected Financial Data” table of this Form 10-K/A. Adjustments prior to January 1, 2013 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated statement included in Item 8 of this Form 10-K/A. See Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2. Restatement of the Consolidated Financial Statements to our consolidated financial statements included in this Amended Report.

Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures (Revised)

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with filing of the Original Form 10-K in March 2016, our Chief Executive Office and our Chief Financial Officer concluded that, as of the end of the period covered by the report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the Original Form 10-K in March 2016 and in connection with the preparation and filing of the restatement and this Form 10-K/A, our current Chief Executive Officer (who was not employed by the Company at the time of the filing of the Original Form 10-K) and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 at the reasonable assurance level due to the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting (Revised)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of our consolidated financial statements and revised management’s assessment of our internal controls over financial reporting at December 31, 2015, we identified material weaknesses in our internal control over financial reporting associated with technical accounting review of significant contractual agreements as well as our monitoring of expenses incurred under our clinical research agreements. Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant arrangements, including the timely assessment of revenue recognition; and the Company did not design and maintain effective internal control over the accounting for the completeness, accuracy, and presentation and disclosure over research and development expenses and related prepaid and accrual accounts. These material weaknesses resulted in the restatement described in Note 2 of our financial statements including the years ended December 31, 2015, 2014 and 2013 and the unaudited quarterly financial information for each quarter in the years ended December 31, 2015 and 2014, which are included in this Annual Report on Form 10-K/A.

As a result of the material weaknesses described above, we have concluded our internal control over financial reporting was not effective at December 31, 2015. We have reviewed the results of our annual assessment with our Audit Committee.

Management’s Remediation Initiatives (Revised)

Our management is committed to the planning and implementation of remediation to address all material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are implemented, in the process of being implemented or are planned for implementation, are intended to address the identified material weaknesses and to enhance our overall financial control environment.

With the oversight of senior management and our Audit Committee, we plan to take steps intended to address the underlying causes of the material weaknesses in the immediate future, primarily through the following:

•	Process improvements: We have commenced the redesign of specific processes and controls associated with review of contractual agreements, including a quarterly identification and review of significant agreements with the senior management team to ensure that the relevant accounting implications are identified and considered. Additionally, we are in the process of redesigning our controls over research and development expenses, including the related balance sheet accounts.

We have not yet been able to remediate these material weaknesses. These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient to accomplish their intended purpose; accordingly, the material weaknesses may continue for a period of time. While the audit committee of our board of directors and senior management are closely monitoring this implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are complete, tested and determined effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the hiring and training of finance and accounting personnel, and the implementation and validation of improved accounting and financial reporting procedures.

We are committed to improving our internal control and processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

In our report dated March 10, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Subsequent to March 10, 2016, Juniper Pharmaceutical, Inc., identified material misstatements in its annual and quarterly consolidated financial statements for 2015, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of material weaknesses, described in the following paragraph, in connection with the financial statement restatements. Accordingly, our opinion on the effectiveness of Juniper Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2015 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to maintain effective internal control over the assessment of accounting for significant arrangements, including the timely assessment of revenue recognition, as well as internal control over the accounting for the completeness, accuracy, and presentation and disclosure over research and development expenses and related prepaid and accrual accounts have been identified and described in management’s revised assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements (as restated).

In our opinion, Juniper Pharmaceuticals, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniper Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 10, 2016, except for Notes 2 and 14, as to which the date is November 14, 2016, expressed an unqualified opinion thereon, but included an explanatory paragraph regarding the restatement of the 2013, 2014 and 2015 financial statements.

/s/ BDO USA, LLP
Boston, Massachusetts
March 10, 2016, except for the effects of the material weaknesses, which is November 14, 2016

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

In fiscal 2015 and 2014, all audit, audit related and non-audit services and the corresponding fees were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedule (a)(1)(2) Financial Statements and Financial Statement Schedules

Exhibit	Index Description of Exhibit

2.1	Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.3	Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

3.5	Amended and Restated By-laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015)

3.6	Amendment No. 1 to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 1998, filed on March 25, 1999)

4.2*	Form of Option Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

4.3	Amended and Restated Rights Agreement by and between Juniper Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC dated January 28, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015)

10.1*	1996 Long-term Performance Plan, as amended, of the Company (incorporated by reference to Annex A to the Registrant’s Proxy Statement (File No. 001-10352), filed on May 10, 2000)

Exhibit	Index Description of Exhibit

10.2*	Form of Restricted Stock Agreement under the 1996 Long-Term Performance Plan (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 17, 2006)

10.3	License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

10.4*	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.5	Packaging Agreement, dated October 28, 1993, between Juniper Pharmaceuticals (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

10.6*	Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*	Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*	Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205723), filed on July 17, 2015)

10.9*	Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.10*	Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.11*	Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.12*	Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.13	Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.14	Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.15*	Amended and Restated Employment Agreement, dated May 4, 2010, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 5, 2010)

Exhibit	Index Description of Exhibit

10.16*	Addendum to Amended and Restated Employment Agreement, dated March 1, 2011, by and between Juniper Pharmaceuticals, Inc., and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2010, filed on March 10, 2011)

10.17	Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.18	Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.19	Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.20*	Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21	Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.22	Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.23	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.24*	Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

10.25	Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on May 6, 2015)

10.26	Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

21	Subsidiaries of the Company

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31(i).1	Certification of Chief Executive Officer of the Company

31(i).2	Certification of Chief Financial Officer of the Company

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Index Description of Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER PHARMACEUTICALS, INC.

Date: November 14, 2016	By:	/s/ George O. Elston
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juniper Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report (revised) dated March 10, 2016, except for the material weaknesses which are November 14, 2016, expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Boston, Massachusetts
March 10, 2016, except for Notes 2 and 14, which is November 14, 2016

Juniper Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$13,901	$16,762
Accounts receivable, net of allowances of $263 and $358 at December 31, 2015 and 2014, respectively	7,538	5,289
Inventories	3,623	3,201
Prepaid expenses and other current assets	872	1,134

Total current assets	25,934	26,386
Property and equipment, net	12,850	13,041
Intangible assets, net	1,598	2,182
Goodwill	10,010	10,503
Other assets	185	96

Total assets	$50,577	$52,208

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,004	$2,873
Accrued expenses	3,430	1,901
Deferred revenue	4,167	4,474
Notes payable	238	243

Total current liabilities	9,839	9,491
Deferred revenue, net of current portion	710	1,553
Notes payable, net of current portion	2,897	3,289
Deferred rent	69	—

Total liabilities	13,515	14,333

Commitments and contingencies (Note 8)
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized
Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $.01 par value; 150,000 shares authorized; 12,215 issued and 10,802 outstanding at December 31, 2015 and 12,186 shares issued and 10,775 outstanding at December 31, 2014	122	122
Additional paid-in capital	289,464	287,660
Treasury stock (at cost), 1,413 and 1,411 shares at December 31, 2015 and 2014, respectively	(8,601)	(8,579)
Accumulated deficit	(243,311)	(241,815)
Accumulated other comprehensive income	(1,162)	(63)

Total stockholders’ equity	36,512	37,325

Total liabilities and stockholders’ equity	$50,577	$52,208

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Revenues
Product revenues	$22,891	$18,143	$19,693
Product revenues from related party	—	167	—
Service revenues	11,651	8,770	3,640
Royalties	3,745	5,599	395
Royalties from related party	—	714	3,436
Other revenues	—	—	119
Other revenues from related party	—	—	300

Total revenues	38,287	33,393	27,583

Cost of product revenues	13,053	10,470	10,903
Cost of service revenues	8,361	7,219	2,347

Total cost of revenues	21,414	17,689	13,250

Gross profit	16,873	15,704	14,333

Operating expenses
Sales and marketing	1,249	1,708	439
Research and development	7,039	663	—
Acquisition-related expenses	—	—	1,623
General and administrative	10,458	8,589	8,039

Total operating expenses	18,746	10,960	10,101

(Loss) income from operations	(1,873)	4,744	4,232

Interest (expense) income, net	(106)	(118)	71
Change in fair value of common stock warrant liability	—	379	794
Other income (expense), net	488	302	(14)

(Loss) income before income taxes	(1,491)	5,307	5,083
Provision for income taxes	5	651	342

Net (loss) income	$(1,496)	$4,656	$4,741

Basic net (loss) income per common share	$(0.14)	$0.42	$0.42

Diluted net (loss) income per common share	$(0.14)	$0.39	$0.35

Basic weighted average common shares outstanding	10,774	10,992	11,259

Diluted weighted average common shares outstanding	10,774	11,007	11,273

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Net (loss) income	$(1,496)	$4,656	$4,741

Other comprehensive (loss) income components:
Foreign currency translation	(1,099)	(1,433)	1,184
Unrealized loss on short term investments	—	—	(80)
Reclassification adjustment for gains included in net income	—	—	(17)

Total other comprehensive (loss) income	(1,099)	(1,433)	1,087

Comprehensive (loss) income	$(2,595)	$3,223	$5,828

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share amounts)

	Series B Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par Value	Number of Shares	Treasury Stock	Accumulated Deficit		Total
Balance, December 31, 2012 (As Restated)	—	$—	23	$—	10,943	$109	$279,464	(5)	$(125)	$(251,212)	$283	$28,519

Options exercised and restricted shares vested	—	—	—	—	27	1	11	—	—	—	—	12
Issuance of common stock in connection with the acquisition of Juniper Pharma Services	—	—	—	—	1,051	11	7,284	—	—	—	—	7,295
Conversion of series E preferred stock	—	—	(23)	—	131	1	(157)	11	156	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(6)	(31)	—	—	(31)
Share based compensation expense	—	—	—	—	—	—	475	—	—	—	—	475
Dividends on preferred stock	—	—	—	—	—	—	(28)	—	—	—	—	(28)
Reverse stock split – cash in lieu	—	—	—	—	—	—	(1)	—	—	—	—	(1)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	1,184	1,184
Unrealized loss on short term investments	—	—	—	—	—	—	—	—	—	—	(80)	(80)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Net income (As Restated)	—	—	—	—	—	—	—	—	—	4,741	—	4,741

Balance, December 31, 2013 (As Restated)	—	—	—	—	12,152	122	287,048	—	—	(246,471)	1,370	42,069

Options exercised and restricted shares vested	—	—	—	—	34	—	33	—	—	—	—	33
Purchase of treasury stock	—	—	—	—	—	—	—	(1,411)	(8,579)	—	—	(8,579)
Share based compensation expense	—	—	—	—	—	—	607	—	—	—	—	607
Dividends on preferred stock	—	—	—	—	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,433)	(1,433)
Net income (As Restated)	—	—	—	—	—	—	—	—	—	4,656	—	4,656

Balance, December 31, 2014 (As Restated)	—	—	—	—	12,186	122	287,660	(1,411)	(8,579)	(241,815)	(63)	37,325

Options exercised and restricted shares vested	—	—	—	—	29	—	82	(2)	(22)	—	—	60
Share based compensation expense	—	—	—	—	—	—	1,750	—	—	—	—	1,750
Dividends on preferred stock	—	—	—	—	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,099)	(1,099)
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	(1,496)	—	(1,496)

Balance, December 31, 2015 (As Restated)	—	$—	—	$—	12,215	$122	$289,464	(1,413)	$(8,601)	$(243,311)	$(1,162)	$36,512

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Operating activities:
Net (loss) income	$(1,496)	$4,656	$4,741
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,911	1,992	919
Change in fair value of common stock warrants	—	(379)	(794)
Provision for sales returns	—	—	(26)
Stock-based compensation expense	1,750	607	475
Gain on sale of short-term investments	—	—	(17)
Deferred income taxes	—	542	57
Loss on disposal of fixed assets	—	—	37
Changes in operating assets and liabilities:
Accounts receivable	(2,499)	1,705	(2,347)
Due from related party	—	900	1,295
Inventories	(424)	(619)	46
Prepaid expenses and other current assets	259	(331)	1,439
Other non-current assets	(89)	(5)	(50)
Accounts payable	(925)	91	315
Accrued expenses	1,591	(896)	(510)
Deferred revenue	(1,038)	(1,334)	1,493
Deferred rent	69	—	—

Net cash (used in) provided by operating activities	(891)	6,929	7,073
Investing activities:
Purchase of property and equipment	(1,708)	(2,048)	(522)
Cash paid for acquisition, net of cash received	—	—	(14,516)
Proceeds from the sale of short-term investments	—	—	15,353

Net cash (used in) provided by investing activities	(1,708)	(2,048)	315
Financing activities:
Proceeds from exercise of stock options	82	33	11
Principal payments on notes payable	(238)	(245)	(72)
Payments for the purchase of treasury stock	(22)	(8,509)	—
Dividends paid	(28)	(28)	(28)

Net cash used in financing activities	(206)	(8,749)	(89)
Effect of exchange rate changes on cash and cash equivalents	(56)	(85)	212

Net (decrease) increase in cash and cash equivalents	(2,861)	(3,953)	7,511
Cash and cash equivalents, beginning of period	16,762	20,715	13,204

Cash and cash equivalents, end of period	$13,901	$16,762	$20,715

Supplemental cash flow information
Cash paid for interest	$101	$120	$25

Cash paid for income taxes	$2	$3	$3

Supplemental noncash investing and financing activities
Purchases of equipment through accounts payable	$95	$—	$—

Common stock issued in connection with the acquisition of Juniper Pharma Services	$—	$—	$7,295

Conversion of series E convertible preferred stock into common stock	$—	$—	$158

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

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

2.	Restatement of the Consolidated Financial Statements

Background

On October 18, 2016, during the course of responding to a comment letter from the staff of the U.S. Securities and Exchange Commission, the Company determined that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in the Company’s Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, and its unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, and the related quarters in 2015, as reported in the Company’s Quarterly Reports on Form 10-Q filed on May 4, 2016 and August 4, 2016, respectively, should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements is required.

The revenue related errors relate to the determination that a portion of the invoice price of product sold under the Company’s supply agreement with Ares Trading S.A. (an affiliate of Merck KGaA, Darmstadt, Germany (“Merck KGaA”)) is considered contingent, and therefore not fixed or determinable at the time of shipment. The Company’s previous practice was to record revenue at the time of shipment based on the invoice price, with an adjustment to increase or decrease revenue upon completion of the quarterly reconciliation process. Accordingly, correction of the revenue errors will result in a timing difference for the contingent portion of revenue from the Company’s original methodology. The Company currently expects that, under the corrected methodology, revenue will be recognized in the period product is shipped to Merck KGaA for the fixed portion only (direct manufacturing cost plus 20%) with the contingent portion of the invoice price initially recorded as deferred revenue and subsequently recognized upon completion of a quarterly reconciliation process that occurs after receiving sell-through information from Merck KGaA on a country-by-country basis.

Additionally, the Company has a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling its results for the quarter ended September 30, 2016, the Company identified certain research and development expenses which had been incurred during the year ended December 31, 2015, which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

In connection with the restatement, the Company also recorded adjustments for certain other amounts which were previously concluded to be immaterial. Those adjustments include: 1) an adjustment to record additional income tax expense during the year ended December 31, 2013 and a corresponding adjustment to reduce income tax expense in the year ended December 31, 2014; 2) an adjustment to increase cost of product revenues for the three month period ended September 30, 2015 and a corresponding adjustment to reduce cost of product revenues for the same amount in the three month period ended December 31, 2015 as reflected in our footnote containing unaudited quarterly information. Accordingly, the adjustment to cost of product revenues did not have an impact on the twelve months ended December 31, 2015.

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:

Prepaid expenses and other current assets	$1,674	$(802)	$872
Total current assets	26,736	(802)	25,934
Total assets	51,379	(802)	50,577
Accrued expenses	4,158	(728)	3,430
Deferred revenue	1,336	2,831	4,167
Total current liabilities	7,736	2,103	9,839
Total liabilities	11,412	2,103	13,515
Accumulated deficit	(240,406)	(2,905)	(243,311)
Total stockholders’ equity	39,417	(2,905)	36,512
Total liabilities and stockholders’ equity	51,379	(802)	50,577

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2014 are as follows (in thousands):

	December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:

Accrued expenses	$1,918	$(17)	$1,901
Deferred revenue	914	3,560	4,474
Total current liabilities	5,948	3,543	9,491
Total liabilities	10,790	3,543	14,333
Accumulated deficit	(238,272)	(3,543)	(241,815)
Total stockholders’ equity	40,868	(3,543)	37,325

The tables below show the effects of the restatement on the Company’s consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows for the fiscal year ended December 31, 2015, 2014 and 2013. (in thousands, except for per share data) In each case, the tax effect of the adjustments was considered insignificant.

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$22,162	$729	$22,891
Total revenues	37,558	729	38,287
Gross profit	16,144	729	16,873
Research and development	6,948	91	7,039
Total operating expenese	18,655	91	18,746
Loss from operations	(2,511)	638	(1,873)
Loss before taxes	(2,129)	638	(1,491)
Provision for income taxes	5	—	5
Net loss	(2,134)	638	(1,496)
Basis net loss per share	$(0.20)	$0.06	$(0.14)
Diluted net loss per share	$(0.20)	$0.06	$(0.14)

Consolidated Statement of Comprehensive Loss:

Net loss	$(2,134)	$638	$(1,496)
Comprehensive loss	(3,233)	638	(2,595)

Consolidated Statement of Cash Flows:

Net loss	$(2,134)	$638	$(1,496)
Prepaid expenses and other current assets	(543)	802	259
Accrued expenses	2,302	(711)	1,591
Deferred revenue	(309)	(729)	(1,038)

	Year Ended December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$17,214	$929	$18,143
Total revenues	32,464	929	33,393
Gross profit	14,775	929	15,704
Income from operations	3,815	929	4,744
Income before taxes	4,378	929	5,307
Provision for income taxes	988	(337)	651
Net income	3,390	1,266	4,656
Basis net income per share	$0.31	$0.11	$0.42
Diluted net income per share	$0.27	$0.12	$0.39

Consolidated Statement of Comprehensive Income:

Net income	$3,390	$1,266	$4,656
Comprehensive income	1,957	1,266	3,223

Consolidated Statement of Cash Flows:

Net income	$3,390	$1,266	$4,656
Accrued expenses	(559)	(337)	(896)
Deferred revenue	(405)	(929)	(1,334)

	Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$21,336	$(1,643)	$19,693
Total revenues	29,226	(1,643)	27,583
Gross profit	15,976	(1,643)	14,333
Income from operations	5,875	(1,643)	4,232
Income before taxes	6,726	(1,643)	5,083
Provision for income taxes	22	320	342
Net income	6,704	(1,963)	4,741
Basis net income per share	$0.59	$(0.17)	$0.42
Diluted net income per share	$0.52	$(0.17)	$0.35

Consolidated Statement of Comprehensive Income:

Net income	$6,704	$(1,963)	$4,741
Comprehensive income	7,791	(1,963)	5,828

Consolidated Statement of Cash Flows:

Net income	$6,704	$(1,963)	$4,741
Accrued expenses	(830)	320	(510)
Deferred revenue	(150)	1,643	1,493

The Company recorded a cumulative adjustment to shareholders’ equity as of December 31, 2012. The effect of the adjustment on product revenue resulted in a $2.8 million decrease in previously filed consolidated shareholders’ equity.

3.	Summary of Significant Accounting Policies

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

Concentration of Risk

The Company has two major customers – Allergan and Merck KGaA. See Note 13 of our consolidated financial statements for customer and product concentrations.

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

Accumulated Other Comprehensive (Loss) Income

Changes to accumulated other comprehensive income during the year ended December 31, 2015 were as follows (in thousands):

Translation Adjustment
Balance – December 31, 2014	$(63)
Current period other comprehensive income	(1,099)

Balance – December 31, 2015	$(1,162)

Revenue Recognition and Sales Returns Reserves (As Restated)

Revenues include product revenues, which primarily consist of sales of CRINONE to Merck KGaA, royalty revenues, which primarily consist of royalty revenues from Allergan on sales of CRINONE, service revenues, which primarily consist of analytical and consulting services, pharmaceutical development and clinical trial manufacturing services and other revenues.

Product Revenue

Revenues from the sale of products are recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s net estimated selling price, or (ii) Juniper’s direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. Juniper records revenue at the minimum selling price, which is Juniper’s direct manufacturing cost plus 20%, at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. The Company records deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, the Company records an adjustment to increase revenue to reflect the difference between Merck KGaA’s actual net selling price and the minimum price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGaA’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. The Company records reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

In April 2013, Juniper’s license and supply agreement with Merck KGaA for the sale of CRINONE outside the United States was renewed for an additional five year term, extending the expiration date to May 19, 2020.

Service Revenue

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

Service revenues from a majority of Juniper’s fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the employees on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to Juniper by its vendors. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to Juniper’s clients. In the event of a termination, fixed-price contracts generally provide for payment for services rendered up to the termination date.

Service revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

Royalty revenues, based on sales by licensees, are recorded as revenues when those sales are made by the licensees.

The Company maintains accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of Juniper’s customers to make required payments. Juniper identifies specific collection issues and establishes an accounts receivable allowance based on its historical collection experience, review of client accounts, current trends, and credit policy. If the financial condition of Juniper’s customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on Juniper’s business, financial condition, and results of operations.

Juniper collects value added tax from its customers for revenues generated out of the United Kingdom for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. Juniper presents its value added tax on a net basis; therefore, these taxes are excluded from revenues.

Up to July 2013, Juniper was responsible for sales returns for CRINONE and PROCHIEVE products sold prior to the Allergan transaction on July 2, 2010, and for STRIANT products sold prior to the sale of the product to Auxilium in April 2011. The Company is not and were not responsible for returns for international sales. The Company’s policy for sales to the trade made prior to the Allergan and Auxilium transactions allows product to be returned for a period that began three months prior to the product expiration date and ended twelve months after the product expiration date. Provisions for returns on sales to wholesalers, distributors and retail chain stores were estimated based on a percentage of sales, using such factors as historical sales information, distributor inventory levels and product prescription data, and were recorded as a reduction to sales in the same period as the related sales were recognized. Juniper assumed that the Company’s customers were using the first-in, first-out method in filling orders so that the oldest saleable product was used first. Juniper recorded a provision for returns on a quarterly basis using an estimated rate and adjusted the provision when necessary. As of December 31, 2014 and 2015, there is no sales returns reserve as the return rights obligation has elapsed for all products for which Juniper provided a right of return.

Deferred Revenue

The Company’s deferred revenue balance consists of the following at December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
	(As Restated)	(As Restated)
Product revenues	$2,831	$3,560
Service revenues	566	355
Regional Growth Fund	1,480	2,112

Total	$4,877	$6,027

Amounts invoiced but not yet earned on product revenues are recorded as deferred revenue until the Company receives sell through information from Merck KGaA indicating the product has been sold through or otherwise disposed of. Amounts invoiced but not yet earned on service revenue are deferred until such time as performance is rendered or the obligation to perform the service is completed for service revenues. Amounts deferred for product revenue are not settled until sell through information is received from Merck KGaA.

As part of the acquisition of Juniper Pharma Services, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of December 31, 2015, the Company is in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations on a decelerated basis through September 30, 2017.

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

Stock-based compensation

Juniper follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718) and ASC Subtopic 505-50, Equity – Equity Based Payments to Nonemployees . Juniper expenses the fair value of stock options over the requisite service period. Juniper records its stock-based compensation expense without a forfeiture rate. Accordingly, Juniper reviews its actual forfeitures and aligns its stock compensation expense with the options that are vesting.

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

Net (Loss) Income Per Common Share

The calculation of basic and diluted income per common and common equivalent share is as follows (in thousands except for per share data):

	Years Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Basic net (loss) income per common share
Net (loss) income	$(1,496)	$4,656	$4,741
Less: Preferred stock dividends	(28)	(28)	(28)

Net (loss) income applicable to common stock	$(1,524)	$4,628	$4,713

Basic weighted average number of common shares outstanding	10,774	10,992	11,259

Basic net (loss) income per common share	$(0.14)	$0.42	$0.42

Diluted net (loss) income per common share
Net (loss) income applicable to common stock	$(1,524)	$4,628	$4,713
Add: Preferred stock dividends	—	28	28
Less: Fair value of stock warrants for dilutive warrants	—	(379)	(794)

Net (loss) income applicable to dilutive common stock	$(1,524)	$4,277	$3,947

Basic weighted average number of common shares outstanding	10,774	10,992	11,259
Effect of dilutive securities
Dilutive stock awards	—	15	14

	—	15	14
Diluted weighted average number of common shares outstanding	10,774	11,007	11,273

Diluted net (loss) income per common share	$(0.14)	$0.39	$0.35

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

4.	Goodwill and Intangible Assets

Changes to goodwill during the year ended December 31, 2015 and 2014 were as follows (in thousands):

Total
Balance – December 31, 2013	$11,152
Translation adjustment	(649)

Balance – December 31, 2014	10,503
Translation adjustment	(493)

Balance – December 31, 2015	$10,010

Intangible assets consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount – December 31, 2015	$300	$1,370	$1,240	$2,910
Translation adjustment	(19)	(83)	(76)	(178)
Accumulated amortization	(215)	(538)	(381)	(1,134)

Balance – December 31, 2015	$66	$749	$783	$1,598

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount – December 31, 2014	$300	$1,370	$1,240	$2,910
Translation adjustment	(5)	(20)	(18)	(43)
Accumulated amortization	(127)	(333)	(225)	(685)

Balance – December 31, 2014	$168	$1,017	$997	$2,182

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

Amortization expense for the years ended December 31, 2015 and 2014, was $0.4 million and $0.7 million, respectively. As of December 31, 2015, amortization expense on existing intangible assets for the next five years and beyond is as follows (in thousands):

Year	Total
2016	$436
2017	346
2018	317
2019	287
2020	212

Total	$1,598

5.	Debt and other Contractual Obligations

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

Year	Total
2016	770
2017	710

Total	$1,480

6.	Property and Equipment

Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)	2015	2014
Machinery and equipment	3-10	$7,175	$6,080
Furniture and fixtures	3-5	1,030	1,019
Computer equipment and software	3-5	625	188
Buildings	Up to 39	8,771	9,062
Land	Indefinite	562	590
Construction in-process		9	107

		18,172	17,046
Less: Accumulated depreciation		(5,322)	(4,005)

Total		$12,850	$13,041

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $1.5 million, $1.4 million and $0.7 million, respectively.

The net book value of property and equipment subject to lien is $7.1 million and $7.2 million as of December 31, 2015 and 2014, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
	(As Restated)	(As Restated)
Payroll	$1,495	$660
Professional fees	952	610
Clinical studies	124	—
Other	859	631

Total	$3,430	$1,901

8.	Income Taxes

(Loss) income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Domestic	$(8,133)	$440	$(5,734)
Foreign	6,642	4,867	10,817

(Loss) income before income taxes	$(1,491)	$5,307	$5,083

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

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Current:
Federal	$(9)	$117	$(20)
State	14	3	318
Foreign	—	—	—

Total current	5	120	298
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	531	44

Total deferred	—	531	44

Provision for income taxes	$5	$651	$342

The reconciliation of the federal statutory rate to Juniper’s effective tax rate is as follows:

	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	151.5%	(26.1)%	(43.4)%
State tax, net of federal benefit	(0.9)	67.6	6.9
Permanent Items:
Change in fair value of redeemable warrants	—	—	—
Change in fair market value of stock warrants	—	(2.4)	(3.3)
Incentive stock options	(14.9)	2.0	—
Dividend from foreign subsidiary	(79.8)	45.2	—
Subpart F inclusion	—	—	7.2
Acquisition costs capitalized	—	—	2.7
Amortization of technical rights	23.4	(6.6)	(4.2)
Deferred adjustments	6.6	1.8	(22.3)
Discrete prior year New Jersey liability	—	—	6.3
Other	(0.5)	0.8	0.9

Effect of permanent differences	(65.2)	40.8	(12.7)

Effective income tax rate	119.4	116.3	(15.2)
Change in valuation allowance	(119.7)	(104.0)	21.9

Effective income tax rate	(0.3)%	12.3%	6.7%

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

As of December 31, 2015, the Company has U.S. tax net operating loss carryforwards of approximately $158 million, which expire through 2035. The Company also has unused tax credits of approximately $1.9 million, which expire at various dates through 2035. Utilization of the tax net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. U.S. net operating loss carryforwards include no excess tax benefits from the exercise of share based awards due to the full valuation allowance that remains on the net domestic deferred tax assets. As of December 31, 2015, the Company had U.K. tax net operating loss carryforwards of approximately $15 million, which will not expire.

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

The components of Juniper’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
	(As Restated)	(As Restated)
Share based awards compensation	$1,502	$1,085
Allowance for returns	—	—
Inventory reserve	—	—
Book accumulated depreciation net of tax	(1,386)	(1,475)
Other deferred revenue	1,387	1,653
Patents	1,396	1,290
Federal net operating loss	53,700	52,050
State net operating loss	912	1,133
Foreign losses	2,929	2,368
R&D credit carryover	1,723	1,723
Write-up of intangibles	(337)	(443)
Other	162	201

Net deferred tax assets	61,988	59,585
Less: valuation allowance:
Federal	(61,988)	(59,585)

Deferred tax asset	$—	$—

9.	Shareholders’ Equity

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

11.	Related Party Transactions

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

13.	Segments and Geographic Information

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

The Company’s largest customer, Merck KGaA, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world excluding the U.S. The Company’s primary domestic customer, Allergan, is responsible for the commercialization and sale of progesterone products in the United States. The following tables show selected information by geographic area:

Revenues:

	Year Ended December, 31
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
United States	$7,677	$10,374	$5,473
Switzerland	23,139	18,789	20,114
United Kingdom	4,422	2,180	825
Other countries	3,049	2,050	1,171

Subtotal international	30,610	23,019	22,110

Total	$38,287	$33,393	$27,583

Total assets:

	December 31,
	2015	2014
	(As Restated)
United States	$15,454	$18,212
Switzerland	1,570	1,661
United Kingdom	33,335	32,140
Other countries	218	195

Total	$50,577	$52,208

Long-lived assets:

	December 31,
	2015	2014
United States	$765	$245
Switzerland	49	529
United Kingdom	13,817	12,361
Other countries	2	2

Total	$14,633	$13,137

The following summarizes other information by segment for the year ended December 31, 2015 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$22,891	$—	$22,891
Service revenues	—	11,651	11,651
Royalties	3,745	—	3,745

Total revenues	26,636	11,651	38,287

Cost of product revenues	13,053	—	13,053
Cost of service revenues	—	8,361	8,361

Total cost of revenues	13,053	8,361	21,414

Gross profit	$13,583	$3,290	$16,873

Total operating expenses			18,746
Total non-operating income			382

(Loss) income before income taxes			$(1,491)

The following summarizes other information by segment for the year ended December 31, 2014 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$18,310	$—	$18,310
Service revenues	—	8,770	8,770
Royalties	6,313	—	6,313

Total revenues	24,623	8,770	33,393

Cost of product revenues	10,470	—	10,470
Cost of service revenues	—	7,219	7,219

Total cost of revenues	10,470	7,219	17,689

Gross profit	$14,153	$1,551	$15,704

Total operating expenses			10,960
Total non-operating income			563

Income before income taxes			$5,307

The following summarizes other information by segment for the year ended December 31, 2013 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$19,693	$—	$19,693
Service revenues	—	3,640	3,640
Royalties	3,831	—	3,831
Other revenues	419	—	419

Total revenues	23,943	3,640	27,583

Cost of product revenues	10,903	—	10,903
Cost of service revenues	—	2,347	2,347

Total cost of revenues	10,903	2,347	13,250

Gross profit	$13,040	$1,293	$14,333

Total operating expenses			10,101
Total non-operating income			851

Income before income taxes			$5,083

Our chief operating decision maker evaluates the performance of our product and service segments based on revenue and gross profit. Our chief operating decision maker does not review our assets, operating expenses or non-operating income and expenses by business segment at this time. Therefore, such allocations by segment are not provided.

Customer Concentration

The following table presents information about Juniper’s revenues by customer, including product sales, royalty and license revenue and service revenues for each customer accounting for 10% or more of consolidated revenues in any of the three years ended December 31 by segment:

Product

	Year Ended December, 31
	2015	2014	2013
	(As Restated)	(As Restated)	(As Restated)
Merck KGaA	86%	74%	82%
Allergan	14	16	16
Lil’ Drug Store	—	10	2

Total	100%	100%	100%

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

Patent Expiration

Juniper is a pharmaceutical company focused on developing novel intra-vaginal therapeutics that address unmet medical needs in women’s health. All of the Company’s product sales are outside the United States. The patent for CRINONE has expired in all countries other than Argentina. This product accounts for approximately 60% of the Company’s revenues and a higher percentage of gross profit.

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

14.	Quarterly Financial Information (Unaudited)

We have restated the quarterly periods of 2015 and 2014, to reflect the effects of the restatement described herein (Note 2). The following tables summarize the impacts of the restatements on our previously reported condensed consolidated statements of operations included in our Quarterly Reports on Form 10-Q for each respective period.

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$8,326	$710	$9,036
Gross profit	3,448	710	4,158
Loss from operations	(831)	710	(121)
Net (loss) income	(692)	710	18
(Loss) income per common share
Basic	$(0.06)	$0.06	$0.00
Diluted	$(0.06)	$0.06	$0.00

	Three Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$10,213	$(580)	$9,633
Gross profit	4,643	(580)	4,063
Loss from operations	(333)	(580)	(913)
Net loss	(326)	(580)	(906)
Loss per common share
Basic	$(0.03)	$(0.05)	$(0.08)
Diluted	$(0.03)	$(0.05)	$(0.08)

	Three Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$11,455	$(462)	$10,993
Gross profit	5,025	(585)	4,440
Income from operations	869	(585)	284
Net income	953	(585)	368
Income per common share
Basic	$0.09	$(0.06)	$0.03
Diluted	$0.09	$(0.06)	$0.03

	Three Months Ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	7,564	1,061	8,625
Total cost of revenues	4,536	(123)	4,413
Gross profit	3,028	1,184	4,212
Operating expenses	5,244	91	5,335
Loss from operations	(2,216)	1,093	(1,123)
Net loss	(2,069)	1,093	(976)
Loss per common share
Basic	$(0.19)	$0.10	$(0.09)
Diluted	$(0.19)	$0.10	$(0.09)

	Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$7,016	$136	$7,152
Gross profit	2,744	136	2,880
(Loss) income from operations	(108)	136	28
Net income	152	136	288
Income (loss) per common share
Basic	$0.01	$0.01	$0.02
Diluted	$(0.01)	$0.01	$0.00

	Three Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$6,654	$934	$7,588
Gross profit	2,785	934	3,719
Income from operations	79	934	1,013
Provision for income taxes	(110)	7	(103)
Net (loss) income	(10)	1,278	1,268
(Loss) income per common share
Basic	$(0.00)	$0.12	$0.12
Diluted	$(0.01)	$0.12	$0.11

	Three Months Ended September 30, 2014
	As Previously Reported	Retstatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$11,537	$(243)	$11,294
Gross profit	6,437	(243)	6,194
Income from operations	3,586	(243)	3,343
Net income	3,744	(250)	3,494
Income per common share
Basic	$0.35	$(0.03)	$0.32
Diluted	$0.35	$(0.03)	$0.32

	Three Months Ended December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
(in thousands, except for per share data)
Revenue	$7,259	$102	$7,361
Gross profit	2,811	102	2,913
Income from operations	260	102	362
Net loss	(494)	102	(392)
Loss per common share
Basic	$(0.05)	$0.01	$(0.04)
Diluted	$(0.05)	$0.01	$(0.04)

EXHIBIT INDEX

Exhibit	Index Description of Exhibit

2.1	Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.3	Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

3.5	Amended and Restated By-laws of Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 12, 2015)

3.6	Amendment No. 1 to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, dated as of January 7, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 1998, filed on March 25, 1999)

4.2*	Form of Option Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

4.3	Amended and Restated Rights Agreement by and between Juniper Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC dated January 28, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on January 30, 2015)

10.1*	1996 Long-term Performance Plan, as amended, of the Company (incorporated by reference to Annex A to the Registrant’s Proxy Statement (File No. 001-10352), filed on May 10, 2000)

10.2*	Form of Restricted Stock Agreement under the 1996 Long-Term Performance Plan (incorporated by reference to Exhibit 10.62 of the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 17, 2006)

Exhibit	Index Description of Exhibit

10.3	License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

10.4*	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.5	Packaging Agreement, dated October 28, 1993, between Juniper Pharmaceuticals (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

10.6*	Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*	Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*	Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-205723), filed on July 17, 2015)

10.9*	Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.10*	Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.11*	Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352), filed on August 4, 2015)

10.12*	Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.13	Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.14	Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.15*	Amended and Restated Employment Agreement, dated May 4, 2010, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 5, 2010)

10.16*	Addendum to Amended and Restated Employment Agreement, dated March 1, 2011, by and between Juniper Pharmaceuticals, Inc., and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2010, filed on March 10, 2011)

Exhibit	Index Description of Exhibit

10.17	Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.18	Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.19	Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.20*	Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21	Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.22	Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.23	Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.24*	Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

10.25	Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on May 6, 2015)

10.26	Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

21	Subsidiaries of the Company

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31(i).1	Certification of Chief Executive Officer of the Company

31(i).2	Certification of Chief Financial Officer of the Company

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Index Description of Exhibit

101	The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements