Form 10-Q/A
period 2016-03-31
JUNIPER PHARMACEUTICALS INC
filed 2016-11-14
CIK 821995

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

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we,” “our,” and “us,” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

Description of Restatement

We are filing this Amendment to our Quarterly Report on Form 10-Q (the “Amended Report”), which was originally filed on Form 10-Q on May 4, 2016 (the “Original Report” or “Quarterly Report on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

As described in Note 1 to our consolidated financial statements and as described in additional detail in the Explanatory Note to our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on November 14, 2016 misstatements were identified in connection with our previous product revenue recognition as well as to the recognition of research and development expenses under a clinical research agreement. The Company determined that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in the Company’s Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, and its unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, and the related quarters in 2015, as reported in the Company’s Quarterly Reports on Form 10-Q filed on May 4, 2016 and August 4, 2016, respectively, should no longer be relied upon due to the errors identified therein, and that a restatement of these financial statements was required.

As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses that resulted in errors identified. As of March 31, 2016, due to the existence of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective. See Item 4 of this Form 10-Q/A and Item 9A of the 2015 Form 10-K/A for further information.

Items Amended in this Filing

For reasons discussed above, we are filing this Amended Report in order to amend the following items in of our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

•	Part I, Item 1. Financial Statements (unaudited)

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

In accordance with applicable SEC rules, this Amended Report includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing of this Amended Report.

Except as noted above, no other information in our Original Report is amended hereby and is repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to these filings.

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2016	2015
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$13,470	$13,901
Accounts receivable, net	7,999	7,538
Inventories	3,209	3,623
Prepaid expenses and other current assets	2,080	872

Total current assets	26,758	25,934
Property and equipment, net	12,762	12,850
Intangible assets, net	1,439	1,598
Goodwill	9,716	10,010
Other assets	168	185

Total assets	$50,843	$50,577

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,824	$2,004
Accrued expenses	2,877	3,430
Deferred revenue	5,708	4,167
Deferred rent	35	—
Notes payable	233	238

Total current liabilities	12,677	9,839
Deferred revenue, net of current portion	460	710
Deferred rent	87	69
Notes payable, net of current portion	2,753	2,897

Total liabilities	15,977	13,515
Commitments and contingencies (See Note 5)
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,215 issued and 10,802 outstanding at March 31, 2016 and December 31, 2015, respectively	122	122
Additional paid-in capital	289,575	289,464
Treasury stock, at cost (1,413 shares)	(8,601)	(8,601)
Accumulated deficit	(244,954)	(243,311)
Accumulated other comprehensive loss	(1,826)	(1,162)

Total stockholders’ equity	34,316	36,512

Total liabilities and stockholders’ equity	$50,843	$50,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(As Restated)	(As Restated)
Revenues
Product revenues	$6,325	$5,585
Service revenues	3,253	2,460
Royalties	899	991

Total revenues	10,477	9,036
Cost of product revenues	4,027	3,112
Cost of service revenues	2,323	1,766

Total cost of revenues	6,350	4,878

Gross profit	4,127	4,158
Operating expenses
Sales and marketing	272	321
Research and development	2,133	1,384
General and administrative	3,460	2,574

Total operating expenses	5,865	4,279

Loss from operations	(1,738)	(121)

Interest expense, net	(26)	(27)
Other income, net	125	171

Total non-operating income	99	144

(Loss) income before income taxes	(1,639)	23
Provision for income taxes	4	5

Net (loss) income	$(1,643)	$18

Basic net (loss) income per common share	$(0.15)	$0.00

Diluted net (loss) income per common share	$(0.15)	$0.00

Basic weighted average common shares outstanding	10,789	10,752

Diluted weighted average common shares outstanding	10,789	10,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(As Restated)	(As Restated)
Net (loss) income	$(1,643)	$18
Other comprehensive loss components:
Foreign currency translation	(664)	(987)

Total other comprehensive loss	(664)	(987)

Comprehensive loss	$(2,307)	$(969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(As Restated)	(As Restated)
Operating activities:
Net (loss) income	$(1,643)	$18
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	489	523
Stock-based compensation expense	118	532
Changes in operating assets and liabilities:
Accounts receivable	(625)	353
Inventories	414	(130)
Prepaid expenses and other current assets	(406)	(564)
Other non-current assets	18	5
Accounts payable	1,927	(343)
Accrued expenses	(1,287)	331
Deferred rent	17	—
Deferred revenue	1,349	(901)

Net cash provided by (used in) operating activities	371	(176)
Investing activities:
Purchases of property and equipment	(720)	(168)

Net cash used in investing activities	(720)	(168)
Financing activities:
Principal payments on notes payable	(57)	(59)
Dividends paid	(7)	(7)

Net cash used in financing activities	(64)	(66)

Effect of exchange rate changes on cash and cash equivalents	(18)	(51)
Net decrease in cash and cash equivalents	(431)	(461)
Cash and cash equivalents, beginning of period	13,901	16,762

Cash and cash equivalents, end of period	$13,470	$16,301

Supplemental cash flow information
Cash paid for interest	$22	$25
Cash paid for income taxes	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Restatement of the Consolidated Financial Statements

Background

On October 18, 2016, during the course of responding to a comment letter from the staff of the U.S. Securities and Exchange Commission, the Company determined that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in the Company’s Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, and its unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, and the related quarters in 2015, as reported in the Company’s Quarterly Reports on Form 10-Q filed on May 4, 2016 and August 4, 2016, respectively, should no longer be relied upon due to errors identified therein, and that a restatement of these financial statements is required.

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

Additionally, the Company has a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling its results for the quarter ended September 30, 2016, the Company identified certain research and development expenses which had been incurred during the year ended December 31, 2015, and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015, and therefore did not have an impact on the consolidated statements of operations, consolidated statement of comprehensive income (loss) or the consolidated statement of cash flows for the three month period ended March 31, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

The effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2016 are as follows (in thousands):

	March 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$2,826	$(746)	$2,080
Total current assets	27,504	(746)	26,758
Total assets	51,589	(746)	50,843
Accrued expenses	3,168	(291)	2,877
Deferred revenue	1,253	4,455	5,708
Total current liabilities	8,513	4,164	12,677
Total liabilities	11,813	4,164	15,977
Accumulated deficit	(240,044)	(4,910)	(244,954)
Total stockholders’ equity	39,226	(4,910)	34,316
Total liabilities and stockholders’ equity	51,589	(746)	50,843

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$1,674	$(802)	$872
Total current assets	26,736	(802)	25,934
Total assets	51,379	(802)	50,577
Accrued expenses	4,158	(728)	3,430
Deferred revenue	1,336	2,831	4,167
Total current liabilities	7,736	2,103	9,839
Total liabilities	11,412	2,103	13,515
Accumulated deficit	(240,406)	(2,905)	(243,311)
Total stockholders’equity	39,417	(2,905)	36,512
Total liabilities and stockholders’ equity	51,379	(802)	50,577

The tables below show the effects of the restatement on the Company’s consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows for the quarters ended March 31, 2016 and 2015 (in thousands, except for per share data). In each case, the tax effect of the adjustments was considered insignificant.

	Three Months Ended March 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$7,949	$(1,624)	$6,325
Total revenues	12,101	(1,624)	10,477
Gross profit	5,751	(1,624)	4,127
Research and development	1,752	381	2,133
Total operating expenses	5,484	381	5,865
Income (loss) from operations	267	(2,005)	(1,738)
Income (loss) before taxes	366	(2,005)	(1,639)
Net income (loss)	362	(2,005)	(1,643)
Basis net income (loss) per share	$0.03	$(0.18)	$(0.15)
Diluted net income (loss) per share	$0.03	$(0.18)	$(0.15)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$362	$(2,005)	$(1,643)
Comprehensive loss	(302)	(2,005)	(2,307)
Consolidated Statement of Cash Flows:
Net income (loss)	$362	$(2,005)	$(1,643)
Prepaid expenses and other current assets	(1,152)	746	(406)
Accrued expenses	(922)	(365)	(1,287)
Deferred revenue	(275)	1,624	1,349

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$4,875	$710	$5,585
Total revenues	8,326	710	9,036
Gross profit	3,448	710	4,158
Loss from operations	(831)	710	(121)
(Loss) income before taxes	(687)	710	23
Net (loss) income	(692)	710	18
Basis net (loss) income per share	$(0.06)	$0.06	$0.00
Diluted net (loss) income per share	$(0.06)	$0.06	$0.00
Consolidated Statement of Comprehensive Loss:
Net (loss) income	$(692)	$710	$18
Comprehensive loss	(1,679)	710	(969)
Consolidated Statement of Cash Flows:
Net (loss) income	$(692)	$710	$18
Deferred revenue	(191)	(710)	(901)

(2) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K/A of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2015 filed with the SEC on November 14, 2016 (the “2015 Annual Report”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.

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

Summary of Significant Accounting Policies

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

Product Revenue

Revenues from the sale of products are to be recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s estimated net selling price, or (ii) Juniper’s direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. Juniper records revenue at the minimum selling price, which is Juniper’s direct manufacturing cost plus 20% at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. The Company records deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, the Company records an adjustment to increase revenue to reflect the difference between Merck KGaA’s net selling price and the minimum price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGaA’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. The Company records reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

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

Deferred Revenue

The Company’s deferred revenue balance consists of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
	(As Restated)	(As Restated)
Product revenues	$4,455	$2,831
Service revenues	448	566
Regional Growth Fund	1,265	1,480

Total	$6,168	$4,877

Amounts invoiced but not yet earned on product are recorded as deferred revenue until the Company receives sell through information from Merck KGaA indicating the product has been sold through or otherwise disposed of. Amounts invoiced but not yet earned on service revenue are deferred until or such time as performance is rendered or the obligation to perform the service is completed for service revenues. Amounts deferred for product revenue are not settled until sell through information is received from Merck KGaA.

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

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$1,068	$1,410
Work in process	1,719	1,840
Finished goods	422	373

Total	$3,209	$3,623

(4) Goodwill and Intangible Assets

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

(5) Debt and other Contractual Obligations

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

(6) Intra-Vaginal Ring Technology License

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

(7) Segments and Geographic Information

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

[1]	Kimball AB et al. A novel approach to administration of peptides in women: Systemic absorption of a GnRH agonist via transvaginal ring delivery system. J Control Release. 2016 Apr 26, pii: S0168-3659 (16) 30249-8.doi: 10.1016/j.jconrel.2016.04.035.[Epub ahead of print]

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

Revenues:

	Three Months Ended
	March 31,
	2016	2015
	(As Restated)	(As Restated)
United States	$1,794	$1,747
Switzerland	6,341	5,648
United Kingdom	1,351	982
Other countries	991	659

Total	$10,477	9,036

Total assets:

	March 31,	December 31,
	2016	2015
	(As Restated)	(As Restated)
United States	$14,997	$15,454
United Kingdom	31,734	33,335
Other countries	4,112	1,788

Total	$50,843	$50,577

Long-lived assets:

	March 31,	December 31,
	2016	2015
United Kingdom	$13,343	$13,817
Other countries	1,026	816

Total	$14,369	$14,633

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended March 31, 2016 and 2015, Merck KGaA and Allergan accounted for 88% and 12%, and 85% and 15% of the product segment revenue, respectively. No other customers accounted for 10% or more of total revenues for the three months ended March 31, 2016 and 2015.

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

The following summarizes other information by segment for the three months ended March 31, 2016 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$6,325	$—	$6,325
Service revenues	—	3,253	3,253
Royalties	899	—	899

Total revenues	7,224	3,253	10,477

	Product	Service	Total
	(As Restated)		(As Restated)
Cost of product revenues	4,027	—	4,027
Cost of service revenues	—	2,323	2,323

Total cost of revenues	4,027	2,323	6,350

Gross profit	$3,197	$930	$4,127

Total operating expenses			5,865
Total non-operating income			99

Loss before income taxes			$(1,639)

The following summarizes other information by segment for the three months ended March 31, 2015 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$5,585	$—	$5,585
Service revenues	—	2,460	2,460
Royalties	991	—	991

Total revenues	6,576	2,460	9,036

Cost of product revenues	3,112	—	3,112
Cost of service revenues	—	1,766	1,766

Total cost of revenues	3,112	1,766	4,878

Gross profit	$3,464	$694	$4,158

Total operating expenses			4,279
Total non-operating income			144

Income before income taxes			$23

(8) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015
Machinery and equipment	3-10	$7,411	$7,175
Furniture and fixtures	3-5	1,174	1,030
Computer equipment and software	3-5	530	625
Buildings	Up to 39	8,514	8,771
Land	Indefinite	546	562
Construction in-process		219	9

		18,394	18,172
Less: Accumulated depreciation		(5,632)	(5,322)

Total		$12,762	$12,850

Depreciation expense was $0.4 million for the three month periods ended March 31, 2016 and 2015.

(9) Net (loss) Income Per Common Share

The calculation of basic and diluted income per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended March 31,
	2016	2015
	(As Restated)	(As Restated)
Basic (loss) income per common share
Net (loss) income	$(1,643)	$18
Less: Preferred stock dividends	(7)	(7)

Net (loss) income applicable to common stock	$(1,650)	$11

Basic weighted average number of common shares outstanding	10,789	10,752
Basic net (loss) income per common share	$(0.15)	$0.00
Diluted (loss) income per common share
Net (loss) income applicable to common stock	$(1,650)	$11
Add: Preferred stock dividends	7	7

Net (loss) income applicable to dilutive common stock	$(1,643)	$18

Basic weighted average number of common shares outstanding	10,789	10,752
Effect of dilutive securities
Dilutive stock awards	—	130
Dilutive preferred share conversions	—	89

	—	219

Diluted weighted average number of common shares outstanding	10,789	10,971

Diluted net (loss) income per common share	$(0.15)	$0.00

Basic (loss) income per common share is computed by dividing the net income, less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted (loss) income per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted (loss) income per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.4 million and 2.2 million in each of the three month periods ended March 31, 2016 and 2015, respectively, because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2016 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2015	$(1,162)
Current period other comprehensive loss	(664)

Balance—March 31, 2016	$(1,826)

(11) Stock-Based Compensation

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

(13) Income Taxes

During the three months ended March 31, 2016 and 2015, Juniper recorded income tax expense of $4,000 and $5,000, respectively, representing an effective tax rate of (0.2)% and 22%, respectively. The income tax provision for the three months ended March 31, 2016 is primarily attributable to state minimum taxes owed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q/A contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K/A for the year ended December 31, 2015, those described in this Quarterly Report on Form 10-Q/A, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

Restatement of the Consolidated Financial Statements

Background

On October 18, 2016, during the course of responding to a comment letter from the staff of the U.S. Securities and Exchange Commission, we determined that our audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in our Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, and the related quarters in 2015, as reported in our Quarterly Reports on Form 10-Q filed on May 4, 2016 and August 4, 2016, respectively, should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements is required.

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

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015, and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015, and therefore did not have an impact on the consolidated statements of operations, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows for the three month period ended March 31, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

The effects of the restatement on our consolidated balance sheet as of March 31, 2016 are as follows (in thousands):

	March 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$2,826	$(746)	$2,080
Total current assets	27,504	(746)	26,758
Total assets	51,589	(746)	50,843
Accrued expenses	3,168	(291)	2,877
Deferred revenue	1,253	4,455	5,708
Total current liabilities	8,513	4,164	12,677
Total liabilities	11,813	4,164	15,977
Accumulated deficit	(240,044)	(4,910)	(244,954)
Total stockholders’ equity	39,226	(4,910)	34,316
Total liabilities and stockholders’ equity	51,589	(746)	50,843

The effects of the restatement on our consolidated balance sheet as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$1,674	$(802)	$872
Total current assets	26,736	(802)	25,934
Total assets	51,379	(802)	50,577
Accrued expenses	4,158	(728)	3,430
Deferred revenue	1,336	2,831	4,167
Total current liabilities	7,736	2,103	9,839
Total liabilities	11,412	2,103	13,515
Accumulated deficit	(240,406)	(2,905)	(243,311)
Total stockholders’ equity	39,417	(2,905)	36,512
Total liabilities and stockholders’ equity	51,379	(802)	50,577

The tables below show the effects of the restatement on our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows for the quarters ended March 31, 2016 and 2015 (in thousands except for per share data). In each case, the tax effect of the adjustments was considered insignificant.

	Three Months Ended March 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$7,949	$(1,624)	$6,325
Total revenues	12,101	(1,624)	10,477
Gross profit	5,751	(1,624)	4,127
Research and development	1,752	381	2,133
Total operating expenses	5,484	381	5,865
Income (loss) from operations	267	(2,005)	(1,738)
Income (loss) before taxes	366	(2,005)	(1,639)
Net income (loss)	362	(2,005)	(1,643)
Basis net income (loss) per share	$0.03	$(0.18)	$(0.15)
Diluted net income (loss) per share	$0.03	$(0.18)	$(0.15)
Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$362	$(2,005)	$(1,643)
Comprehensive loss	(302)	(2,005)	(2,307)
Consolidated Statement of Cash Flows:
Net income (loss)	$362	$(2,005)	$(1,643)
Prepaid expenses and other current assets	(1,152)	746	(406)
Accrued expenses	(922)	(365)	(1,287)
Deferred revenue	(275)	1,624	1,349

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$4,875	$710	$5,585
Total revenues	8,326	710	9,036
Gross profit	3,448	710	4,158
Loss from operations	(831)	710	(121)
(Loss) income before taxes	(687)	710	23
Net (loss) income	(692)	710	18
Basis net (loss) income per share	$(0.06)	$0.06	$0.00
Diluted net (loss) income per share	$(0.06)	$0.06	$0.00
Consolidated Statement of Comprehensive Loss:
Net (loss) income	$(692)	$710	$18
Comprehensive loss	(1,679)	710	(969)
Consolidated Statement of Cash Flows:
Net (loss) income	$(692)	$710	$18
Deferred revenue	(191)	(710)	(901)

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

Product revenues include sales of CRINONE to Merck KGaA and we record royalty revenues from Allergan based on its U.S. sales of CRINONE.

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

Sources of Revenue

We generate revenues primarily from the sale of our products and services and from our royalty stream. During the three months ended March 31, 2016, we derived approximately 60% of our revenues from the sale of our products, 31% from the sale of our services, and 9% from our royalty stream. During the three months ended March 31, 2015, we derived approximately 62% of our revenues from the sale of our products, 27% from the sale of our services, and 11% from our royalty stream.

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

Generally, we recognize revenue from the sale of our products to Merck KGaA when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenues from services are recognized as the work is performed, and revenues from royalties are recognized as sales are made by Allergan.

Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 (As Restated)

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$6,325	60%	$5,585	62%	$740	13%
Service revenues	3,253	31	2,460	27	793	32
Royalties	899	9	991	11	(92)	(9)

Total revenues	10,477	100	9,036	100	1,441	16
Cost of product revenues	4,027	38	3,112	34	915	29
Cost of service revenues	2,323	22	1,766	20	557	32

Total cost of revenues	6,350	61	4,878	54	1,472	30

Gross profit	4,127	39	4,158	46	(31)	(1)
Operating expenses:
Sales and marketing	272	3	321	4	(49)	(15)
Research and development	2,133	20	1,384	15	749	54
General and administrative	3,460	33	2,574	28	886	34

Total operating expenses	5,865	56	4,279	47	1,586	37

Loss from operations	(1,738)	(17)	(121)	(1)	(1,617)	1,336
Interest expense, net	(26)	—	(27)	—	1	(4)
Other income, net	125	1	171	2	(46)	(27)

(Loss) income before income taxes	(1,639)	(16)	23	—	(1,662)	(7,226)
Provision for income taxes	4	—	5	—	(1)	(20)

Net (loss) income	$(1,643)	(16)%	$18	—%	$(1,661)	(9,228)%

Revenues

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$6,325	$5,585	$740	13%
Service revenues	3,253	2,460	793	32
Royalties	899	991	(92)	(9)

Total revenues	$10,477	$9,036	$1,441	16%

Revenues in the three months ended March 31, 2016 increased by $1.4 million, or 16%, compared to the three months ended March 31, 2015. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Revenues from the sale of products, CRINONE, increased by approximately $0.7 million, or 13%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA. Revenue included $4.7 million related to product shipped to Merck KGaA and $1.6 million related to product sold through by Merck KGaA to its customers in the three months ended March 31, 2016. Revenue included $4.1 million related to product shipped to Merck KGaA and $1.5 million related to product sold through by Merck KGaA to its customers in the three months ended March 31, 2015.

•	Royalty revenues decreased $0.1 million, or 9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Service

•	Service revenues increased approximately $0.8 million, or 32%, from the 2015 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cost of product revenues	$4,027	$3,112	$915	29%
Cost of service revenues	2,323	1,766	557	32

Total cost of revenues	$6,350	$4,878	$1,472	30%

Total cost of revenue (as a percentage of total revenues)	61%	54%
Product gross margin	44%	53%
Services gross margin	29%	28%

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

Product gross margin, including royalty income, decreased in 2016 as compared to 2015 due to an increase of shipments of CRINONE to Merck KGaA with a lower portion of product revenue generated by Merck KGaA’s sale of products to its customers. Service gross margin increased in 2016 as compared to 2015 due to customer volumes and mix of revenue type within the service segment.

Sales and marketing expenses

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales and marketing	$272	$321	$(49)	(15)%
Sales and marketing (as a percentage of total revenues)	3%	4%

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

Research and development

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Research and development	$2,133	$1,384	$749	54%
Research and development (as a percentage of total revenues)	20%	15%

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

General and administrative expenses

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
General and administrative	$3,460	$2,574	$886	34%
General and administrative (as a percentage of total revenues)	33%	28%

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

Non-operating income and expense

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
Interest expense, net	$(26)	$(27)	$1	(4)%
Other income, net	$125	$171	$(46)	(27)%

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

Provision for income taxes

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change
(in thousands, except for percentages)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for income taxes	$4	$5	$(1)	(20)%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(0.2)%	22%

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

Cash Flows (As Restated)

Net cash provided by operating activities for the three months ended March 31, 2016 was $0.4 million, which resulted primarily from net loss of $1.6 million for the period and increased by $0.6 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items increased cash from operating activities by approximately $1.4 million driven by an increase in deferred revenue and accounts payable offset by increases to accounts receivable and prepaid expenses and other current assets as well as decreases to accrued expenses. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2016, primarily relating to the principal payments on the note under the Loan Agreement.

Net cash used in operating activities for the three months ended March 31, 2015 was $0.2 million and resulted primarily from net income and $1.0 million in depreciation and amortization and stock-based compensation expense offset by net changes in working capital items, which decreased cash from operating activities by approximately $1.2 million. The change was driven by increases to inventory and prepaid expenses and other current assets as well as decreases to deferred revenue and accounts payable offset by decreases to accounts receivable from increased collection efforts and increases to accrued expenses. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2015, primarily relating to the principal payments on the note under the Loan Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of March 31, 2016 except as it relates to our policy for revenue recognition.

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

Product Revenue

Revenues from the sale of products are recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s estimated net selling price, or (ii) Our direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. We record revenue at the minimum selling price, which is our direct manufacturing cost plus 20% at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. We record deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, we record an adjustment to increase revenue to reflect the difference between Merck KGaA’s net selling price and the minimum price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGaA’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. We record reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

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

Deferred Revenue

Our deferred revenue balance consists of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
	(As Restated)	(As Restated)
Product revenues	$4,455	$2,831
Service revenues	448	566
Regional Growth Fund	1,265	1,480

Total	$6,168	$4,877

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

As part of the acquisition of Juniper Pharma Services, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2016, we are in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations on a decelerated basis through September 30, 2017.

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

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 66% of our total international revenues for the three months ended March 31, 2016. The remaining 34% were sales in British pounds. Our raw materials for cost of product revenues are primarily purchased in Euros. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2015.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2016. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A, where the Company restated its consolidated balance sheet, consolidated statement of operations, consolidated statements of comprehensive income (loss), and consolidated statements of cash flows. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting (Revised)

A material weakness is defined as a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the restatement of our consolidated financial statements and revised management’s assessment of our internal controls over financial reporting at December 31, 2015, and evaluation of our disclosure controls and procedures as of March 31, 2016, we identified material weaknesses in our internal control over financial reporting associated with technical accounting of significant contractual agreements as well as our monitoring of expenses incurred under our clinical research agreements.

Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant arrangements, including timely assessment of revenue recognition, and the Company did not design and maintain effective internal control over the accounting for the completeness, accuracy and presentation and disclosure over research and development expenses and related prepaid and accrual accounts. These material weaknesses resulted in the restatement described in Note 1 of our prior period financial statements including the years ended December 31, 2013, 2014 and 2015 and the interim periods therein and the quarter ended March 31, 2016, which is included in this Quarterly Report on Form 10-Q/A as well as the quarter ended June 30, 2016, which is included in the Quarterly Report on Form 10-Q/A filed on November 14, 2016. Additionally, these material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above and the remediation activities described under the caption Management’s Remediation Initiatives, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the oversight of senior management and our Audit Committee, we plan to take steps intended to address the underlying causes of the material weaknesses in the immediate future, primarily through the following:

•	Process improvements: We have commenced the redesign of specific processes and controls associated with review of contractual agreements, including a quarterly identification and review of significant agreements with the senior management team to ensure that the relevant accounting implications are identified and considered. Additionally, we are in the process of re-designing our controls over research and development expenses, including the related balance sheet accounts.

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

Item 1a. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K/A for the year ended December 31, 2015 in addition to other information included in this Quarterly Report on Form 10-Q/A, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2015 and any amendments thereto on Form 10-K/A, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015 related to technical accounting review of significant contractual agreements and our monitoring of expenses incurred under our clinical research agreements. The material weaknesses resulted in the restatement of our previously filed annual audited and interim unaudited consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

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

        Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures” included in the Annual Report on Form 10-K/A filed on November 14, 2016.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to implement and document new and more precise monitoring controls or to implement organizational changes including skillset enhancements through resource changes or education to improve detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatement in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

Item 6. Exhibits

(a) Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: November 14, 2016