Form 10-Q/A
period 2016-06-30
JUNIPER PHARMACEUTICALS INC
filed 2016-11-14
CIK 821995

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

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we,” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

Description of Restatement

We are filing this Amendment to our Quarterly Report on Form 10-Q (the “Amended Report”), which was originally filed on Form 10-Q on August 4, 2016 (the “Original Report” or “Quarterly Report on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

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

As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses that resulted in errors identified. As of June 30, 2016, due to the existence of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective. See Item 4 of this Form 10-Q/A and Item 9A of the 2015 Form 10-K/A for further information.

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

In accordance with applicable SEC rules, this Amended Report includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Amended Report.

Except as noted above, no other information in our Original Report is amended hereby and is repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of our Original Report, including any amendment to these filings.

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2016	December 31, 2015
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$12,975	$13,901
Accounts receivable, net	6,154	7,538
Inventories	3,937	3,623
Prepaid expenses and other current assets	2,033	872

Total current assets	25,099	25,934
Property and equipment, net	12,184	12,850
Intangible assets, net	1,236	1,598
Goodwill	9,055	10,010
Other assets	168	185

Total assets	$47,742	$50,577

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,831	$2,004
Accrued expenses and other	3,476	3,430
Deferred revenue	6,014	4,167
Notes payable	219	238

Total current liabilities	13,540	9,839
Deferred revenue, net of current portion	214	710
Notes payable, net of current portion	2,503	2,897
Other noncurrent liabilities	77	69

Total liabilities	16,334	13,515

Commitments and contingencies (See Note 5)
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,216 issued and 10,803 outstanding at June 30, 2016 and 12,215 issued and 10,802 outstanding at December 31, 2015, respectively	122	122
Additional paid-in capital	289,926	289,464
Treasury stock, at cost (1,413 shares)	(8,601)	(8,601)
Accumulated deficit	(247,222)	(243,311)
Accumulated other comprehensive loss	(3,367)	(1,162)

Total stockholders’ equity	30,858	36,512

Total liabilities and stockholders’ equity	$47,742	$50,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues
Product revenues	$7,334	$6,055	$13,659	$11,640
Service revenues	3,374	2,714	6,627	5,174
Royalties	902	864	1,801	1,855

Total revenues	11,610	9,633	22,087	18,669
Cost of product revenues	4,182	3,521	8,209	6,633
Cost of service revenues	2,285	2,049	4,608	3,815

Total cost of revenues	6,467	5,570	12,817	10,448
Gross profit	5,143	4,063	9,270	8,221
Operating expenses
Sales and marketing	379	282	651	603
Research and development	3,797	2,132	5,930	3,516
General and administrative	3,244	2,562	6,704	5,136

Total operating expenses	7,420	4,976	13,285	9,255
Loss from operations	(2,277)	(913)	(4,015)	(1,034)

Interest expense, net	(24)	(27)	(50)	(54)
Other income	81	37	206	208

Total non-operating income	57	10	156	154
Loss before income taxes	(2,220)	(903)	(3,859)	(880)
Provision for income taxes	48	3	52	8

Net loss	$(2,268)	$(906)	$(3,911)	$(888)

Basic net loss per common share	$(0.21)	$(0.08)	$(0.36)	$(0.08)

Diluted net loss per common share	$(0.21)	$(0.08)	$(0.36)	$(0.08)

Basic weighted average common shares outstanding	10,789	10,758	10,789	10,754

Diluted weighted average common shares outstanding	10,789	10,758	10,789	10,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss	$(2,268)	$(906)	$(3,911)	$(888)
Other comprehensive (loss) income components:
Foreign currency translation	(1,541)	1,229	(2,205)	242

Total other comprehensive (loss) income	(1,541)	1,229	(2,205)	242

Comprehensive (loss) income	$(3,809)	$323	$(6,116)	$(646)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
	(As Restated)	(As Restated)
Operating activities:
Net loss	$(3,911)	$(888)
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	966	1,030
Stock-based compensation expense	475	904
Changes in operating assets and liabilities:
Accounts receivable	903	(1,133)
Inventories	(314)	(579)
Prepaid expenses and other current assets	(391)	(981)
Other non-current assets	18	5
Accounts payable	1,873	(37)
Accrued expenses and other	(616)	2,076
Deferred revenue	1,519	(435)

Net cash provided by (used in) operating activities	522	(38)

Investing activities:
Purchases of property and equipment	(1,202)	(525)

Net cash used in investing activities	(1,202)	(525)
Financing activities:
Proceeds from exercise of common stock options	—	83
Principal payments on notes payable	(122)	(118)
Dividends paid	(14)	(14)

Net cash used in financing activities	(136)	(49)
Effect of exchange rate changes on cash and cash equivalents	(110)	(20)

Net decrease in cash and cash equivalents	(926)	(632)
Cash and cash equivalents, beginning of period	13,901	16,762

Cash and cash equivalents, end of period	$12,975	$16,130

Supplemental cash flow information
Cash paid for interest	$44	$51

Cash paid for income taxes	$—	$2

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

Additionally, the Company has a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling its results for the quarter ended September 30, 2016, the Company identified certain research and development expenses which had been incurred during the year ended December 31, 2015, and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015, and therefore did not have an impact on the consolidated statements of operations or consolidated statement of comprehensive income (loss) for the three and six month periods ended June 30, 2015 or the consolidated statement of cash flows for the six months ended June 30, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

The effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2016 are as follows (in thousands):

	June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$3,290	$(1,257)	$2,033
Total current assets	26,356	(1,257)	25,099
Total assets	48,999	(1,257)	47,742
Accrued expenses and other	4,031	(555)	3,476
Deferred revenue	1,284	4,730	6,014
Total current liabilities	9,365	4,175	13,540
Total liabilities	12,159	4,175	16,334
Accumulated deficit	(241,790)	(5,432)	(247,222)
Total stockholders’ equity	36,290	(5,432)	30,858
Total liabilities and stockholders’ equity	48,999	(1,257)	47,742

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$1,674	$(802)	$872
Total current assets	26,736	(802)	25,934
Total assets	51,379	(802)	50,577
Accrued expenses and other	4,158	(728)	3,430
Deferred revenue	1,336	2,831	4,167
Total current liabilities	7,736	2,103	9,839
Total liabilities	11,412	2,103	13,515
Accumulated deficit	(240,406)	(2,905)	(243,311)
Total stockholders’ equity	39,417	(2,905)	36,512
Total liabilities and stockholders’ equity	51,379	(802)	50,577

The tables below show the effects of the restatement on the Company’s consolidated statements of operations and consolidated statements of comprehensive (loss) income for the three months ended June 30, 2016 and 2015 (in thousands except for per share data). In each case, the tax effect of the adjustments was considered insignificant.

	Three Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$7,609	$(275)	$7,334
Total revenues	11,885	(275)	11,610
Gross profit	5,418	(275)	5,143
Research and development	3,550	247	3,797
Total operating expenses	7,173	247	7,420
Loss from operations	(1,755)	(522)	(2,277)
Loss before taxes	(1,698)	(522)	(2,220)
Net loss	(1,746)	(522)	(2,268)
Basis net loss per share	$(0.16)	$(0.05)	$(0.21)
Diluted net loss per share	$(0.16)	$(0.05)	$(0.21)
Consolidated Statement of Comprehensive Loss:
Net loss	$(1,746)	$(522)	$(2,268)
Comprehensive loss	(3,287)	(522)	(3,809)

	Three Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$6,635	$(580)	$6,055
Total revenues	10,213	(580)	9,633
Gross profit	4,643	(580)	4,063
Loss from operations	(333)	(580)	(913)
Loss before taxes	(323)	(580)	(903)
Net loss	(326)	(580)	(906)
Basis net loss per share	$(0.03)	$(0.05)	$(0.08)
Diluted net loss per share	$(0.03)	$(0.05)	$(0.08)
Consolidated Statement of Comprehensive (Loss) Income:
Net loss	$(326)	$(580)	$(906)
Comprehensive income	903	(580)	323

The tables below show the effects of the restatement on the Company’s consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (in thousands, except per share data). In each case, the tax effect of the adjustments was considered insignificant.

	Six Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$15,558	$(1,899)	$13,659
Total revenues	23,986	(1,899)	22,087
Gross profit	11,169	(1,899)	9,270
Research and development	5,302	628	5,930
Total operating expenses	12,657	628	13,285
Loss from operations	(1,488)	(2,527)	(4,015)
Loss before taxes	(1,332)	(2,527)	(3,859)
Net loss	(1,384)	(2,527)	(3,911)
Basis net loss per share	$(0.13)	$(0.23)	$(0.36)
Diluted net loss per share	$(0.13)	$(0.23)	$(0.36)
Consolidated Statement of Comprehensive Loss:
Net income	$(1,384)	$(2,527)	$(3,911)
Comprehensive loss	(3,589)	(2,527)	(6,116)
Consolidated Statement of Cash Flows:
Net loss	$(1,384)	$(2,527)	$(3,911)
Prepaid expenses and other current assets	(1,648)	1,257	(391)
Accrued expenses and other	13	(629)	(616)
Deferred revenue	(380)	1,899	1,519

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Product revenues	$11,510	$130	$11,640
Total revenues	18,539	130	18,669
Gross profit	8,091	130	8,221
Loss from operations	(1,164)	130	(1,034)
Loss before taxes	(1,010)	130	(880)
Net loss	(1,018)	130	(888)
Basis net loss per share	$(0.10)	$0.02	$(0.08)
Diluted net loss per share	$(0.10)	$0.02	$(0.08)
Consolidated Statement of Comprehensive Loss:
Net loss	$(1,018)	$130	$(888)
Comprehensive loss	(776)	130	(646)
Consolidated Statement of Cash Flows:
Net loss	$(1,018)	$130	$(888)
Deferred revenue	(305)	(130)	(435)

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

Deferred Revenue

The Company’s deferred revenue balance consists of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
	(As Restated)	(As Restated)
Product revenues	$4,730	$2,831
Service revenues	480	566
Regional Growth Fund	1,018	1,480

Total	$6,228	$4,877

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

(4) Goodwill and Intangible Assets

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

Amortization expense for the three months ended June 30, 2016 was $0.1 million. Amortization expense for the three months ended June 30, 2015 was $0.2 million. Amortization expense for the six months ended June 30, 2016 was $0.2 million. Amortization expense for the six months ended June 30, 2015 was $0.3 million. As of June 30, 2016, amortization expense on existing intangible assets for the next five years is as follows (in thousands):

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

(6) Intravaginal Ring Technology License

In March 2015, the Company obtained an exclusive worldwide license (“License Agreement”) to the intellectual property rights for a novel segmented intravaginal ring (“IVR”) technology. Due to its novel polymer and segmentation composition, the Company believes the IVR has the potential to deliver one or more drugs, including hormones and larger molecules such as peptides, at different dosages and release rates within a single segmented ring. Drugs such as progesterone and leuprolide 1 have already been tested using the technology and demonstrated sustained release for up to three weeks. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology (“MIT”) and Dr. William Crowley from Massachusetts General Hospital (“MGH”) and Harvard Medical School. Drs. Langer and Crowley have each agreed to serve a three-year term as strategic advisors to the Company in exchange for an upfront one-time payment plus quarterly fees and equity compensation.

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

Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
United States	$2,421	$1,877	$4,215	$3,624
Switzerland	7,350	6,111	13,691	11,759
Other countries	1,839	1,645	4,181	3,286

Total	$11,610	$9,633	$22,087	$18,669

Total assets:

	June 30, 2016	December 31, 2015
	(As Restated)	(As Restated)
United States	$14,125	$15,454
United Kingdom	30,274	33,335
Other countries	3,343	1,788

Total	$47,742	$50,577

Long-lived assets:

	June 30, 2016	December 31, 2015
United Kingdom	$12,569	$13,817
Other countries	1,019	816

Total	$13,588	$14,633

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended June 30, 2016 and 2015, Merck KGaA and Allergan accounted for 89% and 11%, and 88% and 12% of the product segment revenue, respectively. For the six months ended June 30, 2016 and 2015, Merck KGaA and Allergan accounted for 88% and 12%, and 86% and 14% of the product segment revenue, respectively. No other customers accounted for 10% or more of total revenues for the three or six months ended June 30, 2016 and 2015.

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

The following summarizes other information by segment for the three months ended June 30, 2016 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$7,334	$—	$7,334
Service revenues	—	3,374	3,374
Royalties	902	—	902

Total revenues	8,236	3,374	11,610
Cost of product revenues	4,182	—	4,182
Cost of service revenues	—	2,285	2,285

Total cost of revenues	4,182	2,285	6,467

Gross profit	$4,054	$1,089	$5,143

Total operating expenses			7,420
Total non-operating income			57

Loss before income taxes			$(2,220)

The following summarizes other information by segment for the three months ended June 30, 2015 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$6,055	$—	$6,055
Service revenues	—	2,714	2,714
Royalties	864	—	864

Total revenues	6,919	2,714	9,633
Cost of product revenues	3,521	—	3,521
Cost of service revenues	—	2,049	2,049

Total cost of revenues	3,521	2,049	5,570

Gross profit	$3,398	$665	$4,063

Total operating expenses			4,976
Total non-operating income			10

Loss before income taxes			$(903)

The following summarizes other information by segment for the six months ended June 30, 2016 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$13,659	$—	$13,659
Service revenues	—	6,627	6,627
Royalties	1,801	—	1,801

Total revenues	15,460	6,627	22,087
Cost of product revenues	8,209	—	8,209
Cost of service revenues	—	4,608	4,608

Total cost of revenues	8,209	4,608	12,817

Gross profit	$7,251	$2,019	$9,270

Total operating expenses			13,285
Total non-operating income			156

Loss before income taxes			$(3,859)

The following summarizes other information by segment for the six months ended June 30, 2015 (in thousands):

	Product	Service	Total
	(As Restated)		(As Restated)
Revenues
Product revenues	$11,640	$—	$11,640
Service revenues	—	5,174	5,174
Royalties	1,855	—	1,855

Total revenues	13,495	5,174	18,669
Cost of product revenues	6,633	—	6,633
Cost of service revenues	—	3,815	3,815

Total cost of revenues	6,633	3,815	10,448

Gross profit	$6,862	$1,359	$8,221

Total operating expenses			9,255
Total non-operating income			154

Loss before income taxes			$(880)

(8) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015
Machinery and equipment	3-10	$7,318	$7,175
Furniture and fixtures	3-5	1,186	1,030
Computer equipment and software	3-5	530	625
Buildings	Up to 39	7,935	8,771
Land	Indefinite	509	562
Construction in-process		511	9

		17,989	18,172
Less: Accumulated depreciation		(5,805)	(5,322)

Total		$12,184	$12,850

Depreciation expense was $0.5 million and $0.4 million for the three month periods ended June 30, 2016 and 2015, respectively. Depreciation expense was $1.0 million and $0.8 million for the six month periods ended June 30, 2016 and 2015, respectively.

(9) Net Loss Per Common Share

The calculation of basic and diluted loss per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Basic loss per common share
Net loss	$(2,268)	$(906)	$(3,911)	$(888)
Less: Preferred stock dividends	(7)	(7)	(14)	(14)

Net loss applicable to common stock	$(2,275)	$(913)	$(3,925)	$(902)

Basic weighted average number of common shares outstanding	10,789	10,758	10,789	10,754

Basic net loss per common share	$(0.21)	$(0.08)	$(0.36)	$(0.08)

Diluted loss per common share
Net loss applicable to common stock	$(2,275)	$(913)	$(3,925)	$(902)
Add: Preferred stock dividends	7	7	14	14

Net loss applicable to dilutive common stock	$(2,268)	$(906)	$(3,911)	$(888)

Basic weighted average number of common shares outstanding	10,789	10,758	10,789	10,754
Effect of dilutive securities	—	—	—	—
Diluted weighted average number of common shares outstanding	10,789	10,758	10,789	10,754

Diluted net loss per common share	$(0.21)	$(0.08)	$(0.36)	$(0.08)

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

(11) Stock-Based Compensation

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

(13) Income Taxes

During the three months ended June 30, 2016 and 2015, Juniper recorded income tax expense of $48,000 and $3,000, respectively, representing an effective tax rate of (2.2)% and (0.3)%, respectively. During the six months ended June 30, 2016 and 2015, Juniper recorded income tax expense of $52,000 and $8,000, respectively, representing an effective tax rate of (1.3)% and (0.9)%, respectively. The income tax provision for the three and six months ended June 30, 2016, is primarily attributable to alternative minimum taxes and state minimum taxes owed. The income tax provision for the three and six months ended June 30, 2015, is primarily attributable to state minimum taxes owed.

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

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015, and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015, and therefore did not have an impact on the consolidated statements of operations or consolidated statement of comprehensive income (loss) for the three and six month periods ended June 30, 2015 or the consolidated statement of cash flows for the six months ended June 30, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

The effects of the restatement on our consolidated balance sheet as of June 30, 2016 are as follows (in thousands):

	June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$3,290	$(1,257)	$2,033
Total current assets	26,356	(1,257)	25,099
Total assets	48,999	(1,257)	47,742
Accrued expenses and other	4,031	(555)	3,476
Deferred revenue	1,284	4,730	6,014
Total current liabilities	9,365	4,175	13,540
Total liabilities	12,159	4,175	16,334
Accumulated deficit	(241,790)	(5,432)	(247,222)
Total stockholders’ equity	36,290	(5,432)	30,858
Total liabilities and stockholders’ equity	48,999	(1,257)	47,742

The effects of the restatement on our consolidated balance sheet as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid expenses and other current assets	$1,674	$(802)	$872
Total current assets	26,736	(802)	25,934
Total assets	51,379	(802)	50,577
Accrued expenses and other	4,158	(728)	3,430
Deferred revenue	1,336	2,831	4,167
Total current liabilities	7,736	2,103	9,839
Total liabilities	11,412	2,103	13,515
Accumulated deficit	(240,406)	(2,905)	(243,311)
Total stockholders’ equity	39,417	(2,905)	36,512
Total liabilities and stockholders’ equity	51,379	(802)	50,577

The tables below show the effects of the restatement on our consolidated statements of operations, consolidated statements of comprehensive (loss) income and statements of comprehensive (loss) income for the three months ended June 30, 2016 and 2015 (in thousands, except for per share data). In each case, the tax effect of the adjustments was considered insignificant.

	Three Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$7,609	$(275)	$7,334
Total revenues	11,885	(275)	11,610
Gross profit	5,418	(275)	5,143
Research and development	3,550	247	3,797
Total operating expenses	7,173	247	7,420
Loss from operations	(1,755)	(522)	(2,277)
Loss before taxes	(1,698)	(522)	(2,220)
Net loss	(1,746)	(522)	(2,268)
Basis net loss per share	$(0.16)	$(0.05)	$(0.21)
Diluted net loss per share	$(0.16)	$(0.05)	$(0.21)
Consolidated Statement of Comprehensive Loss:
Net loss	$(1,746)	$(522)	$(2,268)
Comprehensive loss	(3,287)	(522)	(3,809)

	Three Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$6,635	$(580)	$6,055
Total revenues	10,213	(580)	9,633
Gross profit	4,643	(580)	4,063
Loss from operations	(333)	(580)	(913)
Loss before taxes	(323)	(580)	(903)
Net loss	(326)	(580)	(906)
Basis net loss per share	$(0.03)	$(0.05)	$(0.08)
Diluted net loss per share	$(0.03)	$(0.05)	$(0.08)
Consolidated Statement of Comprehensive (Loss) Income:
Net loss	$(326)	$(580)	$(906)
Comprehensive income	903	(580)	323

The tables below show the effect of the restatement on our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (in thousands except for per share data). In each case, the tax effect of the adjustment was considered insignificant.

	Six Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$15,558	$(1,899)	$13,659
Total revenues	23,986	(1,899)	22,087
Gross profit	11,169	(1,899)	9,270
Research and development	5,302	628	5,930
Total operating expenses	12,657	628	13,285
Loss from operations	(1,488)	(2,527)	(4,015)
Loss before taxes	(1,332)	(2,527)	(3,859)
Provision for income taxes	52	—	52
Net loss	(1,384)	(2,527)	(3,911)
Basis net loss per share	$(0.13)	$(0.23)	$(0.36)
Diluted net loss per share	$(0.13)	$(0.23)	$(0.36)
Consolidated Statement of Comprehensive Loss:
Net income	$(1,384)	$(2,527)	$(3,911)
Comprehensive loss	(3,589)	(2,527)	(6,116)
Consolidated Statement of Cash Flows:
Net loss	$(1,384)	$(2,527)	$(3,911)
Prepaid expenses and other current assets	(1,648)	1,257	(391)
Accrued expenses and other	13	(629)	(616)
Deferred revenue	(380)	1,899	1,519

	Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Product revenues	$11,510	$130	$11,640
Total revenues	18,539	130	18,669
Gross profit	8,091	130	8,221
Loss from operations	(1,164)	130	(1,034)
Loss before taxes	(1,010)	130	(880)
Net loss	(1,018)	130	(888)
Basis net loss per share	$(0.10)	$0.02	$(0.08)
Diluted net loss per share	$(0.10)	$0.02	$(0.08)
Consolidated Statement of Comprehensive Loss:
Net loss	$(1,018)	$130	$(888)
Comprehensive loss	(776)	130	(646)
Consolidated Statement of Cash Flows:
Net loss	$(1,018)	$130	$(888)
Deferred revenue	(305)	(130)	(435)

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

Product revenues include sales of Crinone to Merck KGaA and royalty revenues from Allergan based on its U.S. sales of Crinone.

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

Sources of Revenue

We generate revenues primarily from the sale of our products and services and from our royalty stream. During the three months ended June 30, 2016, we derived approximately 63% of our revenues from the sale of our products, 29% from the sale of our services, and 8% from our royalty stream. During the three months ended June 30, 2015, we derived approximately 63% of our revenues from the sale of our products, 28% from the sale of our services, and 9% from our royalty stream. During the six months ended June 30, 2016, we derived approximately 62% of our revenues from the sale of our products, 30% from the sale of our services, and 8% from our royalty stream. During the six months ended June 30, 2015, we derived approximately 62% of our revenues from the sale of our products, 28% from the sale of our services, and 10% from our royalty stream.

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

Generally, we recognize revenue from the sale of our products upon shipment to Merck KGaA when all of the following criteria are net: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenues from services are recognized as the work is performed, and revenues from royalties are recognized as sales are made by Allergan.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (As Restated)

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$7,334	63%	$6,055	63%	$1,279	21%
Service revenues	3,374	29	2,714	28	660	24
Royalties	902	8	864	9	38	4

Total revenues	11,610	100	9,633	100	1,977	21
Cost of product revenues	4,182	36	3,521	37	661	19
Cost of service revenues	2,285	20	2,049	21	236	12

Total cost of revenues	6,467	56	5,570	58	897	16

Gross profit	5,143	44	4,063	42	1,080	27
Operating expenses:
Sales and Marketing	379	3	282	3	97	34
Research and development	3,797	33	2,132	22	1,665	78
General and administrative	3,244	28	2,562	27	682	27

Total operating expenses	7,420	64	4,976	52	2,444	49

Loss from operations	(2,277)	(20)	(913)	(9)	(1,364)	149
Interest expense, net	(24)	—	(27)	—	3	(11)
Other income, net	81	1	37	—	44	119

Loss before income taxes	(2,220)	(19)	(903)	(9)	(1,317)	146
Provision for income taxes	48	—	3	—	45	1,500

Net loss	$(2,268)	(20)%	$(906)	(9)%	$(1,362)	150%

Revenues

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$7,334	$6,055	$1,279	21%
Service revenues	3,374	2,714	660	24
Royalties	902	864	38	4

Total revenues	$11,610	$9,633	$1,977	21%

Revenues in the three months ended June 30, 2016 increased by $2.0 million, or 21%, compared to the three months ended June 30, 2015. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Revenues from the sale of Crinone, increased by approximately $1.3 million, or 21%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA. Revenue included $5.6 million related to product shipped to Merck KGaA and $1.7 million related to product sold through by Merck KGaA to its customers in the three months ended June 30, 2016. Revenue included $4.7 million related to product shipped to Merck KGaA and $1.4 million related to product sold through by Merck KGaA to its customers in the three months ended June 30, 2015.

•	Royalty revenues increased $38,000, or 4% from the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Service

•	Service revenues increased approximately $0.7 million, or 24%, from the 2015 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cost of product revenues	$4,182	$3,521	$661	19%
Cost of service revenues	2,285	2,049	236	12

Total cost of revenues	$6,467	$5,570	$897	16%

Total cost of revenue (as a percentage of total revenues)	56%	58%
Product gross margin	49%	49%
Services gross margin	32%	25%

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

Product gross margin, including royalty income, remained flat in 2016 as compared to 2015 due to the increased volume of product shipped to Merck KGaA offset by a lower cost per unit compared to the prior year. Service gross margin increased in 2016 as compared to 2015 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales and marketing	$379	$282	$97	34%
Sales and marketing (as a percentage of total revenues)	3%	3%

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

Research and development

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Research and development	$3,797	$2,132	$1,665	78%
Research and development (as a percentage of total revenues)	33%	22%

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

General and administrative expenses

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
General and administrative	$3,244	$2,562	$682	27%
General and administrative (as a percentage of total revenues)	28%	27%

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

Provision for income taxes

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for income taxes	$48	$3	$45	1,500%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(2.2)%	(0.3)%

The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed. The 2015 tax expense represents state minimum taxes owed. Currently, we have a full valuation allowance offsetting our net domestic deferred tax asset.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 (As Restated)

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$13,659	62%	$11,640	62%	$2,019	17%
Service revenues	6,627	30	5,174	28	1,453	28
Royalties	1,801	8	1,855	10	(54)	(3)

Total revenues	22,087	100	18,669	100	3,418	18
Cost of product revenues	8,209	37	6,633	36	1,576	24
Cost of service revenues	4,608	21	3,815	20	793	21

Total cost of revenues	12,817	58	10,448	56	2,369	23

Gross profit	9,270	42	8,221	44	1,049	13
Operating expenses:
Sales and Marketing	651	3	603	3	48	8
Research and development	5,930	27	3,516	19	2,414	69
General and administrative	6,704	30	5,136	28	1,568	31

Total operating expenses	13,285	60	9,255	50	4,030	44

Loss from operations	(4,015)	(18)	(1,034)	(6)	(2,981)	288
Interest expense, net	(50)	—	(54)	—	4	(7)
Other income, net	206	1	208	1	(2)	(1)

Loss before income taxes	(3,859)	(17)	(880)	(5)	(2,979)	339
Provision for income taxes	52	—	8	—	44	550

Net loss	$(3,911)	(18)%	$(888)	(5)%	$(3,023)	340%

Revenues

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenues	$13,659	$11,640	$2,019	17%
Service revenues	6,627	5,174	1,453	28
Royalties	1,801	1,855	(54)	(3)

Total revenues	$22,087	$18,669	$3,418	18%

Revenues in the six months ended June 30, 2016 increased by $3.4 million, or 18%, compared to the six months ended June 30, 2015. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Revenues from the sale of Crinone, increased by approximately $2.0 million, or 17%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA. Revenue included $10.3 million related to product shipped to Merck KGaA and $3.4 million related to product sold through by Merck KGaA to its customers in the six months ended June 30, 2016. Revenue included $8.8 million related to product shipped to Merck KGaA and $2.8 million related to product sold through by Merck KGaA to its customers in the six months ended June 30, 2015.

•	Royalty revenues decreased $0.1 million, or 3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Service

•	Service revenues increased approximately $1.5 million, or 28%, from the 2015 period primarily due to increases in customer volume across our service offerings.

Cost of revenues

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cost of product revenues	$8,209	$6,633	$1,576	24%
Cost of service revenues	4,608	3,815	793	21

Total cost of revenues	$12,817	$10,448	$2,369	23%

Total cost of revenue (as a percentage of total revenues)	58%	56%
Product gross margin	47%	51%
Services gross margin	30%	26%

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

Product gross margin, including royalty income, decreased in 2016 as compared to 2015 due to the increased volume of product shipped to Merck KGaA compared to the prior year. Service gross margin increased in 2016 as compared to 2015 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales and marketing	$651	$603	$48	8%
Sales and marketing (as a percentage of total revenues)	3%	3%

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

Research and development

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Research and development	$5,930	$3,516	$2,414	69%
Research and development (as a percentage of total revenues)	27%	19%

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

General and administrative expenses

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
General and administrative	$6,704	$5,136	$1,568	31%
General and administrative (as a percentage of total revenues)	30%	28%

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

Provision for income taxes

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for income taxes	$52	$8	$44	550%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(1.3)%	(0.9)%

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

Cash Flows (As Restated)

Net cash provided by operating activities for the six months ended June 30, 2016 was $0.5 million, which resulted primarily from approximately $1.4 million in depreciation and amortization and stock-based compensation expense and net changes in working capital items which increased cash by approximately $3.0 million offset by a $3.9 million net loss. Net cash used in investing activities was $1.2 million for the six months ended June 30, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2016, primarily relating to the principal payments on the note (Loan Agreement).

Net cash used by operating activities for the six months ended June 30, 2015 was $38,000 and resulted primarily from a $0.9 million net loss and net changes in working capital items which decreased cash by $1.1 million offset by approximately $1.9 million in depreciation and amortization and stock-based compensation expense. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $49,000 for the six months ended June 30, 2015, primarily relating to the principal payments on the note (Loan Agreement) offset by proceeds from the exercise of common stock options.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of June 30, 2016 except as it relates to our policy for revenue recognition.

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

Deferred Revenue

Our deferred revenue balance consists of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
	(As Restated)	(As Restated)
Product revenues	$4,730	$2,831
Service revenues	480	566
Regional Growth Fund	1,018	1,480

Total	$6,228	$4,877

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

As part of the acquisition of Juniper Pharma Services, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of June 30, 2016, we are in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations on a decelerated basis through September 30, 2017.

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

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 68% of our total international revenues for the three months ended June 30, 2016. The remaining 32% were sales in British pounds. Our raw materials for cost of product revenues are primarily purchased in Euros. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2015.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2016. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A, and the Form 10-Q/A for the quarter ended March 31, 2016, where the Company restated its consolidated balance sheet, consolidated statement of operations, consolidated statements of comprehensive income (loss), and consolidated statements of cash flows. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting (Revised)

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the restatement of our consolidated financial statements and revised management’s assessment of our internal controls over financial reporting at December 31, 2015, and evaluation of our disclosure controls and procedures as of March 31, 2016 and June 30, 2016, we identified material weaknesses in our internal control over financial reporting associated with technical accounting of significant contractual agreements as well as our monitoring of expenses incurred under our clinical research agreements.

Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant arrangements, including timely assessment of revenue recognition, and the Company did not design and maintain effective internal control over the accounting for the completeness, accuracy and presentation and disclosure over research and development expenses and related prepaid and accrual accounts. These material weaknesses resulted in the restatement described in Note 1 of our prior period financial statements including the years ended December 31, 2013, 2014 and 2015 and the interim periods therein and the quarter ended June 30, 2016, which is included in this Quarterly Report on Form 10-Q/A and the quarter ended March 31, 2016, which is included in the Quarterly Reports on Form 10-Q/A filed on November 14, 2016. Additionally, these material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above and the remediation activities described under the caption Management’s Remediation Initiatives, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures included in the Annual Report on Form 10-K/A filed on November 14, 2016.”

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

Item 6. Exhibits

(a) Exhibits

10.1	Employment agreement, dated July 19, 2016 (and effective August 1, 016), by and between Juniper Pharmaceuticals, Inc. and Alicia Secor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-10352) filed on July 20, 2016).

10.2	Form of Inducement Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-10352) filed on July 20, 2016).

10.3	Transition and Consulting Agreement dated July 19, 2016, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-10352), filed on July 20, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: November 14, 2016