Form 10-Q
period 2016-09-30
JUNIPER PHARMACEUTICALS INC
filed 2016-11-14
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2016: 10,843,752

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

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

As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses that resulted in the errors identified. As of September 30, 2016, due to the existence of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective. See Item 4 of this Form 10-Q and Item 9A of the 2015 Form 10-K/A for further information.

Juniper Pharmaceuticals, Inc.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2016	December 31, 2015
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$14,971	$13,901
Accounts receivable, net	5,255	7,538
Inventories	4,838	3,623
Prepaid expenses and other current assets	1,346	872

Total current assets	26,410	25,934
Property and equipment, net	12,562	12,850
Intangible assets, net	1,099	1,598
Goodwill	8,770	10,010
Other assets	168	185

Total assets	$49,009	$50,577

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,778	$2,004
Accrued expenses and other	4,451	3,430
Deferred revenue	5,810	4,167
Notes payable	214	238

Total current liabilities	15,253	9,839
Deferred revenue, net of current portion	—	710
Notes payable, net of current portion	2,370	2,897
Other noncurrent liabilities	66	69

Total liabilities	17,689	13,515

Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,257 issued and 10,844 outstanding at September 30, 2016 and 12,215 issued and 10,802 outstanding at December 31, 2015, respectively	123	122
Additional paid-in capital	290,247	289,464
Treasury stock, at cost (1,413 shares)	(8,601)	(8,601)
Accumulated deficit	(246,974)	(243,311)
Accumulated other comprehensive loss	(4,025)	(1,162)

Total stockholders’ equity	30,770	36,512

Total liabilities and stockholders’ equity	$49,009	$50,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Revenues
Product revenues	$7,057	$6,735	$20,716	$18,375
Service revenues	3,337	3,218	9,964	8,392
Royalties	1,162	1,040	2,963	2,895

Total revenues	11,556	10,993	33,643	29,662
Cost of product revenues	3,683	4,192	11,892	10,825
Cost of service revenues	2,022	2,361	6,630	6,176

Total cost of revenues	5,705	6,553	18,522	17,001
Gross profit	5,851	4,440	15,121	12,661
Operating expenses
Sales and marketing	259	338	910	941
Research and development	2,304	1,598	8,234	5,114
General and administrative	3,111	2,220	9,815	7,356

Total operating expenses	5,674	4,156	18,959	13,411
Income (loss) from operations	177	284	(3,838)	(750)

Interest expense, net	(24)	(27)	(74)	(81)
Other income, net	90	114	296	322

Total non-operating income	66	87	222	241
Income (loss) before income taxes	243	371	(3,616)	(509)
(Benefit from) provision for income taxes	(5)	3	47	11

Net income (loss)	$248	$368	$(3,663)	$(520)

Basic net income (loss) per common share	$0.02	$0.03	$(0.34)	$(0.05)

Diluted net income (loss) per common share	$0.02	$0.03	$(0.34)	$(0.05)

Basic weighted average common shares outstanding	10,799	10,771	10,791	10,758

Diluted weighted average common shares outstanding	11,060	11,009	10,791	10,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Net income (loss)	$248	$368	$(3,663)	$(520)
Other comprehensive income components:
Foreign currency translation	(658)	(806)	(2,863)	(564)

Total other comprehensive loss	(658)	(806)	(2,863)	(564)

Comprehensive loss	$(410)	$(438)	$(6,526)	$(1,084)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
		(As Restated)
Operating activities:
Net loss	$(3,663)	$(520)
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,435	1,502
Stock-based compensation expense	804	1,394
Changes in operating assets and liabilities:
Accounts receivable	1,680	(2,697)
Inventories	(1,215)	217
Prepaid expenses and other current assets	282	(1,180)
Other non-current assets	18	(17)
Accounts payable	2,836	532
Accrued expenses and other	354	2,639
Deferred revenue	1,149	203

Net cash provided by operating activities	3,680	2,073

Investing activities:
Purchases of property and equipment	(2,256)	(1,215)

Net cash used in investing activities	(2,256)	(1,215)
Financing activities:
Proceeds from exercise of common stock options	—	83
Principal payments on notes payable	(175)	(179)
Dividends paid	(21)	(21)

Net cash used in financing activities	(196)	(117)
Effect of exchange rate changes on cash and cash equivalents	(158)	(56)

Net increase in cash and cash equivalents	1,070	685
Cash and cash equivalents, beginning of period	13,901	16,762

Cash and cash equivalents, end of period	$14,971	$17,447

Supplemental cash flow information
Cash paid for interest	$67	$76

Cash paid for income taxes	$—	$2

Supplemental noncash financing activities
Purchase of treasury stock	$—	$22

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

Additionally, the Company has a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling its results for the quarter ended September 30, 2016, the Company identified certain research and development expenses which had been incurred during the year ended December 31, 2015, and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of addition research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015, and therefore did not have an impact on the consolidated statements of operations or consolidated statement of comprehensive income (loss) for the three and nine month period ended September 30, 2015 or the consolidated statement of cash flows for the nine months ended September 30, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

In connection with the restatement, the Company also recorded an adjustment related to cost of product revenues which was previously concluded to be immaterial. The adjustment was to increase cost of product revenues for the three month and nine month period ended September 30, 2015. A corresponding adjustment to reduce cost of product revenues in the same amount was recorded in the three month period ended December 31, 2015 and accordingly did not have an impact on the twelve months ended December 31, 2015.

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2015 are as follows:

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

The tables below show the effects of the restatement on the Company’s consolidated statements of operations, consolidated statement of comprehensive loss (income) and consolidated statement of cash flows for the three and nine months ended September 30, 2015. In each case, the tax effect of the adjustment was considered insignificant.

	Three Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$7,197	$(462)	$6,735
Total revenues	11,455	(462)	10,993
Cost of product revenues	4,069	123	4,192
Total cost of revenues	6,430	123	6,553
Gross profit	5,025	(585)	4,440
Income from operations	869	(585)	284
Income before taxes	956	(585)	371
Net income	953	(585)	368
Basis net income per share	$0.09	$(0.06)	$0.03
Diluted net per share	$0.09	$(0.06)	$0.03

Consolidated Statement of Comprehensive Income (Loss):

Net income	$953	$(585)	$368
Comprehensive income (loss)	147	(585)	(438)

	Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$18,707	$(332)	$18,375
Total revenues	29,994	(332)	29,662
Cost of Product Revenues	10,702	123	10,825
Total Cost of Revenues	16,878	123	17,001
Gross profit	13,116	(455)	12,661
Loss from operations	(295)	(455)	(750)
Loss before taxes	(54)	(455)	(509)
Net loss	(65)	(455)	(520)
Basis net loss per share	$(0.01)	$(0.04)	$(0.05)
Diluted net loss per share	$(0.01)	$(0.04)	$(0.05)

Consolidated Statement of Comprehensive Loss:

Net loss	$(65)	$(455)	$(520)
Comprehensive loss	(629)	(455)	(1,084)

Consolidated Statement of Cash Flows:

Net loss	$(65)	$(455)	$(520)
Inventories	94	123	217
Deferred revenue	(129)	332	203

(2) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K/A of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2015 filed with the SEC on November 14, 2016 (the “2015 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2016, and its results of operations for the three months and nine months ended September 30, 2016, and 2015, and cash flows for the nine months ended September 30, 2016, and 2015. The condensed consolidated balance sheet at December 31, 2015 (as restated), was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter.

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

Juniper recognizes substantially all of the Company’s professional services revenues under written contracts when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases Juniper bills clients prior to work being performed, which requires Juniper to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are deferred until all criteria for recognizing revenue are met.

Revenues from time-and-materials service contracts are recognized as the services are performed based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

Service revenues from a majority of Juniper’s fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the employees on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to Juniper by its vendors. The proportional performance method is used for fixed-price contracts because estimates of the revenues and costs applicable to various stages of a contract can be made based on historical experience, and the terms set forth in the contract, and are indicative of the level of benefit provided to Juniper’s clients. In the event of a termination, fixed-price contracts generally provide for payment for services rendered up to the termination date.

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

Deferred Revenue

The Company’s deferred revenue balance consists of the following (in thousands):

	September 30, 2016	December 31, 2015
		(As Restated)
Product revenues	$4,285	$2,831
Service revenues	695	566
Regional Growth Fund	830	1,480

Total	$5,810	$4,877

Amounts paid but not yet earned on product revenues are recorded as deferred revenue until the Company receives sell through information from Merck KGaA indicating the product has been sold through or otherwise disposed of. Amounts invoiced but not yet earned on service revenue are deferred until such time as performance is rendered or the obligation to perform the service is completed for service revenues. Amounts deferred for product revenue are not settled until sell through information is received from Merck KGaA.

As part of the acquisition of Juniper Pharma Services, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2016, the Company is in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations, on a decelerated basis through September 30, 2017.

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$734	$1,410
Work in process	3,492	1,840
Finished goods	612	373

Total	$4,838	$3,623

(4) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. The Company does not amortize its goodwill, but instead tests for impairment annually in the fourth quarter each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. In August, the Company announced that its Phase 2b clinical trial evaluating its lead product candidate, COL-1077 did not achieve its primary and secondary endpoints and that further development on COL-1077 would be discontinued. The Company considered the determination that further development on COL-1077 would not continue, which resulted in a triggering event requiring a test for impairment under ASC 350.

In accordance with Accounting Standards Codification, or ASC 350, Goodwill and Other Intangibles (“ASC 350”), the Company uses the two step approach for each reporting unit. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1) utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated using a risk-adjusted discount rate. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

Juniper concluded that the Company consists of two reporting units, which are product and service. All of the Company’s goodwill is assigned to the Company’s service reporting unit. Juniper performed an impairment test as of the date of the triggering event and determined that the Company’s goodwill is not impaired as of that date.

Changes to goodwill during the nine months ended September 30, 2016 were as follows (in thousands):

Total
Balance—December 31, 2015	$10,010
Effects of foreign currency translation	(1,240)

Balance—September 30, 2016	$8,770

Intangible assets consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—September 30, 2016	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(243)	(220)	(516)
Accumulated amortization	(247)	(605)	(443)	(1,295)

Balance—September 30, 2016	$—	$522	$577	$1,099

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2015	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(19)	(83)	(76)	(178)
Accumulated amortization	(215)	(538)	(381)	(1,134)

Balance—December 31, 2015	$66	$749	$783	$1,598

Prior to completing the triggering event based assessment of goodwill under ASC 350, the Company assessed its long-lived assets under ASC 360-10-05, Impairment or Disposal of Long-Lived Assets (“ASC 360”), and concluded that there was no impairment indicated for its long-lived assets. Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended September 30, 2016 and 2015 was $0.1 million. Amortization expense for the nine months ended September 30, 2016 was $0.3 million. Amortization expense for the nine months ended September 30, 2015 was $0.4 million. As of September 30, 2016, amortization expense on existing intangible assets for the next five years is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2016	$81
2017	303
2018	278
2019	252
2020	185

Total	$1,099

(5) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (“JPS”). JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million and as of September 30, 2016 owed $2.6 million. The three loan facilities are each repayable by monthly installments. Repayment began on one facility in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at September 30, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended September 30, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of September 30, 2016, the Company is in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2016, the Company is in compliance with the covenants of the arrangement.

The Regional Growth Fund obligation is recognized in the other income line item in the consolidated statement of operations on a decelerated basis over the obligation period through October 2017. As of September 30, 2016, the obligation’s carrying amount is $0.8 million and it is recorded in deferred revenue on the consolidated balance sheets. Other income associated with the Regional Growth Fund obligation for the three months ended September 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Other income associated with the Regional Growth Fund obligation for the nine months ended September 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Year	Total
Remainder of 2016	$208
2017	622

Total	$830

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

Unless earlier terminated by the parties, the License Agreement will remain in effect until the later of (i) the date on which all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned and (ii) one year after the last sale for which a royalty is due under the License Agreement or 10 years after such expiration or abandonment date referred to in (i), whichever is earlier. Juniper has the right to terminate the License Agreement by giving 90 day advance written notice to MGH. MGH has the right to terminate the License Agreement based on the Company’s failure to make payments due under the License Agreement, subject to a 15 day cure period, or the Company’s failure to maintain the insurance required by the License Agreement. MGH may also terminate the License Agreement based on Juniper’s non-financial default under the License Agreement, subject to a 60 day cure period.

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

(7) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments: product and service. The product segment includes supply chain management for Crinone, the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Allergan for Crinone sales in the United States, and the development of new product candidates. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing the Company’s IVR technology. In September 2013, the Company acquired JPS, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, Crinone, into those operations and has sought to capture synergies by transferring operational activities related to its historic business to JPS.

The Company’s largest customer, Merck KGaA, Darmstadt, Germany (“Merck KGaA”) obtains Crinone from the Company through its Switzerland-based subsidiary; Merck KGaA then sells Crinone throughout the world, excluding the United States. The Company’s primary domestic customer, Allergan, Plc (“Allergan”), is responsible for the commercialization and sale of Crinone in the United States. JPS provides services to customers in many jurisdictions; including the European Union, the United States, Australia and Canada. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
United States	$2,851	$2,327	$7,066	$5,951
Switzerland	7,081	6,812	20,772	18,571
Other countries	1,624	1,854	5,805	5,140

Total	$11,556	$10,993	$33,643	$29,662

Total assets:

	September 30, 2016	December 31, 2015
		(As Restated)
United States	$14,346	$15,454
United Kingdom	31,197	33,335
Other countries	3,466	1,788

Total	$49,009	$50,577

Long-lived assets:

	September 30, 2016	December 31, 2015
United Kingdom	$12,516	$13,817
Other countries	1,313	816

Total	$13,829	$14,633

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended September 30, 2016 and 2015, Merck KGaA and Allergan accounted for 86% and 14%, and 87% and 13% of the product segment revenue, respectively. For the nine months ended September 30, 2016 and 2015, Merck KGaA and Allergan accounted for 87% and 13%, and 86% and 14% of the product segment revenue, respectively. No other customers accounted for 10% or more of service segment or total revenues for the three or nine months ended September 30, 2016 and 2015.

At September 30, 2016 Merck KGaA and Allergan made up 81% and 19% of the product segment accounts receivable, respectively. At December 31, 2015 Merck KGaA and Allergan accounted for 58% and 42% of the product segment accounts receivable, respectively. At September 30, 2016 no customers accounted for greater than 10% of the service segment accounts receivable. At December 31, 2015 one customer accounted for 18% of total service segment accounts receivable.

The following summarizes other information by segment for the three months ended September 30, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,057	$—	$7,057
Service revenues	—	3,337	3,337
Royalties	1,162	—	1,162

Total revenues	$8,219	$3,337	$11,556

	Product	Service	Total
Cost of product revenues	$3,683	$—	$3,683
Cost of service revenues	—	2,022	2,022

Total cost of revenues	3,683	2,022	5,705

Gross profit	$4,536	$1,315	$5,851

Total operating expenses			5,674
Total non-operating income			66

Income before income taxes			$243

The following summarizes other information by segment for the three months ended September 30, 2015 as restated (in thousands):

	Product	Service	Total
Revenues	(As Restated)		(As Restated)
Product revenues	$6,735	$—	$6,735
Service revenues	—	3,218	3,218
Royalties	1,040	—	1,040

Total revenues	$7,775	$3,218	$10,993

Cost of product revenues	$4,192	$—	$4,192
Cost of service revenues	—	2,361	2,361

Total cost of revenues	4,192	2,361	6,553

Gross profit	$3,583	$857	$4,440
Total operating expenses			4,156
Total non-operating income			87

Income before income taxes			$371

The following summarizes other information by segment for the nine months ended September 30, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$20,716	$—	$20,716
Service revenues	—	9,964	9,964
Royalties	2,963	—	2,963

Total revenues	$23,679	$9,964	$33,643

	Product	Service	Total
Cost of product revenues	$11,892	$—	$11,892
Cost of service revenues	—	6,630	6,630

Total cost of revenues	11,892	6,630	18,522

Gross profit	$11,787	$3,334	$15,121

Total operating expenses			18,959
Total non-operating income			222

Loss before income taxes			$(3,616)

The following summarizes other information by segment for the nine months ended September 30, 2015 as restated (in thousands):

	Product	Service	Total
Revenues	(As Restated)		(As Restated)
Product revenues	$18,375	$—	$18,375
Service revenues	—	8,392	8,392
Royalties	2,895	—	2,895

Total revenues	21,270	8,392	29,662

Cost of product revenues	$10,825	$—	$10,825
Cost of service revenues	—	6,176	6,176

Total cost of revenues	10,825	6,176	17,001

Gross profit	$10,445	$2,216	$12,661
Total operating expenses			13,411
Total non-operating income			241

Loss before income taxes			$(509)

(8) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2016	December 31, 2015
Machinery and equipment	3-10	$7,564	$7,175
Furniture and fixtures	3-5	1,190	1,030
Computer equipment and software	3-5	530	625
Buildings	Up to 39	7,685	8,771
Land	Indefinite	493	562
Construction in-process		1,189	9

		18,651	18,172
Less: Accumulated depreciation		(6,089)	(5,322)

Total		$12,562	$12,850

Depreciation expense was $0.4 million for the three month periods ended September 30, 2016 and 2015. Depreciation expense was $1.1 million for the nine month periods ended September 30, 2016 and 2015.

(9) Net Income (Loss) Per Common Share

The calculation of basic and diluted income (loss) per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Basic income (loss) per common share
Net income (loss)	$248	$368	$(3,663)	$(520)
Less: Preferred stock dividends	(7)	(7)	(21)	(21)

Net income (loss) applicable to common stock	$241	$361	$(3,684)	$(541)

Basic weighted average number of common shares outstanding	10,799	10,771	10,791	10,758

Basic net income (loss) per common share	$0.02	$0.03	$(0.34)	$(0.05)

Diluted income (loss) per common share
Net income (loss) applicable to common stock	$241	$361	$(3,684)	$(541)
Add: Preferred stock dividends	7	7	21	21

Net income (loss) applicable to dilutive common stock	$248	$368	$(3,663)	$(520)

Basic weighted average number of common shares outstanding	10,799	10,771	10,791	10,758
Effect of dilutive securities
Dilutive stock awards	178	50	—	—
Dilutive preferred share conversions	83	188	—	—

	261	238	—	—
Diluted weighted average number of common shares outstanding	11,060	11,009	10,791	10,758

Diluted net income (loss) per common share	$0.02	$0.03	$(0.34)	$(0.05)

Basic income (loss) per common share is computed by dividing the net income (loss), less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted income (loss) per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including restricted shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 1.7 million and 1.0 million in each of the three and nine month periods ended September 30, 2016 and 2015, respectively, because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2016 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2015	$(1,162)
Current period other comprehensive loss	(2,863)

Balance—September 30, 2016	$(4,025)

(11) Stock-Based Compensation

Stock-based compensation expense was $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $0.8 million and $1.4 million, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$94	$17	$152	$58
Sales and marketing	17	10	48	28
Research and development	23	353	(14)	961
General and administrative	195	110	618	347

Total	$329	$490	$804	$1,394

Cash received for option exercises was $0.1 million for the nine months ended September 30, 2015. There were no option exercises in the nine months ended September 30, 2016.

Juniper granted 642,500 and 247,000 stock options to employees during the nine months ended September 30, 2016 and 2015, respectively.

Juniper granted 42,203 and 461 restricted shares to non-employee directors during the nine months ended September 30, 2016 and 2015, respectively.

Juniper granted 243,000 stock options to non-employees during the nine months ended September 30, 2015. No stock options were granted to non-employees during the nine months ended September 30, 2016.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. During the three months ended September 30, 2016 the Company recorded a reduction of stock-based compensation expense of $29,000 for non-employee options as a result of impacts of changes in the fair value of the options during the period. During the three months ended September 30, 2015 the Company recorded stock-based compensation expense of $0.3 million for non-employee options. During the nine months ended September 30, 2016 the Company recorded a reduction of stock-based compensation expense of $0.2 million for non-employee options, as a result of impacts of changes in the fair value of the options during the period. During the nine months ended September 30, 2015 the Company recorded stock-based compensation expense of $0.9 million for non-employee options. The stock-based compensation expense recorded for non-employees is reflected in the research and development line of the statement of operations. The remaining options will be re-measured over a 6 month period.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards.

The weighted-average grant date fair values of options granted to employees during the nine months ended September 30, 2016 and 2015 were $4.71 and $3.89, respectively, using the following assumptions:

Nine Months Ended September 30,
	2016	2015
Risk free interest rate	0.85% - 1.14%	0.87% - 1.06%
Expected term	4.75 years	4.56 – 4.75 years
Dividend yield	—	—
Expected volatility	78.08% - 79.29%	76.76% - 78.04%

There were no options granted to non-employees during the nine months ended September 30, 2016. The weighted-average grant date fair values of the options granted to non-employees during the nine months ended September 30, 2015 were $4.52, respectively, using the following assumptions:

Nine Months Ended September 30,
	2016	2015
Risk free interest rate	—	1.47%-1.54%
Expected term	—	7 years
Dividend yield	—	—
Expected volatility	—	82.88%-83.09%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the nine months ended September 30, 2016 and 2015 was derived using the simplified method for employees and the contractual term of the option for non-employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2016, the total unrecognized compensation cost related to outstanding stock options and restricted stock awards expected to vest was $4.3 million, which the Company expects to recognize over a weighted-average period of 2.88 years.

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

The fair value of cash and cash equivalents are classified as Level 1 at September 30, 2016 and December 31, 2015.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(13) Income Taxes

During the three months ended September 30, 2016 Juniper recorded an income tax benefit of $5,000 representing an effective tax rate of (2.1)%. During the three months ended September 30, 2015, Juniper recorded income tax expense of $3,000, representing an effective tax rate of 0.8%. During the nine months ended September 30, 2016 and 2015, Juniper recorded income tax expense of $47,000 and $11,000, respectively, representing an effective tax rate of (1.3)% and (2.2)%, respectively. The income tax provision for the three and nine months ended September 30, 2016, is primarily attributable to alternative minimum taxes and state minimum taxes owed. The income tax provision for the three and nine months ended September 30, 2015, is primarily attributable to state minimum taxes owed.

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

(15) Subsequent Event

In November 2016, the company entered into an agreement with Allergan, Inc., its U.S partner for Crinone, to monetize future royalty payments due to Juniper. Under the agreement, Juniper will receive a one-time payment of $11 million representing future royalty amounts payable.

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

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015, and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods to which the expenses related. The restatement reflects the recognition of addition research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts. The additional research and development expenses incurred during the year ended December 31, 2015 were incurred during the three month period ended December 31, 2015, and therefore did not have an impact on the consolidated statements of operations or consolidated statement of comprehensive income (loss) for the three and nine month period ended September 30, 2015 or the consolidated statement of cash flows for the nine months ended September 30, 2015. The balances of prepaid expenses and other current assets and accrued expenses in the consolidated balance sheet as of December 31, 2015 have been restated to reflect these corrections.

In connection with the restatement, the Company also recorded an adjustment related to cost of product revenues which was previously concluded to be immaterial. The adjustment was to increase cost of product revenues for the three month and nine month period ended September 30, 2015. A corresponding adjustment to reduce cost of product revenues in the same amount was recorded in the three month period ended December 31, 2015 and accordingly did not have an impact on the twelve months ended December 31, 2015.

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

The tables below show the effects of the restatement on our consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statement of cash flows for the three and nine months ended September 30, 2015 (in thousands except per share data). In each case, the tax effect of the adjustments was considered insignificant.

	Three Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$7,197	$(462)	$6,735
Total revenues	11,455	(462)	10,993
Cost of product revenues	4,069	123	4,192
Total cost of revenues	6,430	123	6,553
Gross profit	5,025	(585)	4,440
Income from operations	869	(585)	284
Income before taxes	956	(585)	371
Net income	953	(585)	368
Basis net income per share	$0.09	$(0.06)	$0.03
Diluted net per share	$0.09	$(0.06)	$0.03

Consolidated Statement of Comprehensive Income (Loss):

Net income	$953	$(585)	$368
Comprehensive income (loss)	147	(585)	(438)

	Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:

Product revenues	$18,707	$(332)	$18,375
Total revenues	29,994	(332)	29,662
Cost of product revenues	10,702	123	10,825
Total cost of revenues	16,878	123	17,001
Gross profit	13,116	(455)	12,661
Loss from operations	(295)	(455)	(750)
Loss before taxes	(54)	(455)	(509)
Net loss	(65)	(455)	(520)
Basis net loss per share	$(0.01)	$(0.04)	$(0.05)
Diluted net loss per share	$(0.01)	$(0.04)	$(0.05)

Consolidated Statement of Comprehensive Loss:

Net loss	$(65)	$(455)	$(520)
Comprehensive loss	(629)	(455)	(1,084)

Consolidated Statement of Cash Flows:

Net loss	$(65)	$(455)	$(520)
Inventories	94	123	217
Deferred revenue	(129)	332	203

Company Overview

We are a women’s health therapeutics company focused on developing therapeutics that address unmet medical needs in women’s health. Our pipeline of product development programs utilizes a proprietary multi-segment intravaginal ring (“IVR”) drug delivery technology. The IVR technology allows for the delivery of one or more drugs in a single segmented ring to potentially address both acute and chronic conditions.

Our objective is to be a leader in the discovery, development, and commercialization of therapeutics designed to treat unmet medical needs in women’s health. Key elements of our strategy include:

•	Advancing preclinical product candidates targeting overactive bladder, hormone replacement therapy, and the prevention of preterm birth into clinical development;

•	Supplying Crinone to our commercial partner, Merck KGaA, Darmstadt, Germany (“Merck KGaA”), for sale in over 90 countries around the world;

•	Growing revenue from our formulation, analytical and product development capabilities at our pharmaceutical service business, Juniper Pharma Services (“JPS”), and deploying that same capability for the advancement of our in-house product candidates; and

•	Identifying and pursuing business development collaborations, including co-development opportunities that leverage our IVR technology and the pharmaceutical development capabilities of JPS for life-cycle management of existing commercial pharmaceutical products.

We are applying the cash flow generated from our core business operations, Crinone and JPS, to support the advancement of our product development programs. We believe this strategy positions us well for effective and capital-efficient growth.

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

In August 2016, we announced that the Phase 2b clinical trial evaluating COL-1077, 10% lidocaine bioadhesive vaginal gel, for the reduction of pain intensity in women undergoing an endometrial biopsy with tenaculum placement did not achieve its primary and secondary endpoints. The safety and pharmacokinetic (PK) profiles of COL-1077 were consistent with what has been observed in prior clinical trials of the lidocaine bioadhesive vaginal gel. Based on this study outcome we concluded that further development of COL-1077 would be discontinued with resources to be deployed on our other preclinical programs.

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

JNP-0201 - Progesterone and Estradiol IVR for HRT

Our segmented IVR product candidate for hormone replacement therapy (HRT) in menopausal women will contain separate natural progesterone and estradiol segments. We believe our delivery approach will provide an improved side effect profile when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic hormones, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. This product candidate is currently in preclinical development.

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

Crinone:

Crinone is a vaginal progesterone gel designed to be used for progesterone supplementation or replacement as part of assisted reproductive technology (“ART”) for infertile women with progesterone deficiency. Crinone is approved for marketing in the United States, Europe, and certain other markets. We licensed Crinone to our commercial partner, Merck KGaA, for markets outside the United States, and we sold the U.S. intellectual property rights to Crinone to Allergan Plc (“Allergan”) in 2010.

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

JPS provides expertise on the characterization, development, and manufacturing of pharmaceutical compounds for clinical trials. We believe we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” The JPS model allows us to take product candidates from early development through clinical trials manufacturing. These same capabilities are also deployed for our in-house proprietary product development activities. We also support our customers with advanced analytical and consulting services for intellectual property defense.

Through JPS, we also manage the global supply chain and contract manufacturing of Crinone, for our partner Merck KGaA.

Business Development Collaborations:

Our IVR technology can be applied to life-cycle management strategies for existing commercial products that may benefit from intravaginal delivery of drugs. In particular, existing commercial products that are injectable, experience poor compliance, or have systemic toxicity limitations may benefit from our delivery technologies.

We are actively exploring business development collaborations that will leverage the IVR technology and in-house expertise at JPS. We expect to be an active participant in these collaborations, including participating as a co-development partner, depending on the product and market opportunity.

Sources of Revenue

We generate revenues primarily from the sale of our products and services and from our royalty stream. During the three months ended September 30, 2016, we derived approximately 61% of our revenues from the sale of our products, 29% from the sale of our services, and 10% from our royalty stream. During the three months ended September 30, 2015, we derived approximately 61% of our revenues from the sale of our products, 29% from the sale of our services, and 10% from our royalty stream. During the nine months ended September 30, 2016, we derived approximately 61% of our revenues from the sale of our products, 30% from the sale of our services, and 9% from our royalty stream. During the nine months ended September 30, 2015, we derived approximately 62% of our revenues from the sale of our products, 28% from the sale of our services, and 10% from our royalty stream.

We expect that revenues will continue to be derived from product sales to Merck KGaA, a royalty stream from Allergan, and from our service business. Quarterly sales results can vary widely and affect comparisons with prior periods because (i) products shipped to Merck KGaA occur only in full batches, and a portion of revenue recognized each period relates to Merck KGaA’s in-market sales and (ii) service revenues are driven by contracting and maintaining an active backlog of customer projects, which may vary widely from quarter to quarter.

We recognize revenue from the sale of our products to Merck KGaA when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenues from services are recognized as the work is performed, and revenues from royalties are recognized as sales are made by Allergan.

Results of Operations – Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
			(As Restated)	(As Restated)
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$7,057	61%	$6,735	61%	$322	5%
Service revenues	3,337	29	3,218	29	119	4
Royalties	1,162	10	1,040	10	122	12

Total revenues	11,556	100	10,993	100	563	5
Cost of product revenues	3,683	32	4,192	38	(509)	(12)
Cost of service revenues	2,022	17	2,361	21	(339)	(14)

Total cost of revenues	5,705	49	6,553	60	(848)	(13)

Gross profit	5,851	51	4,440	40	1,411	32
Operating expenses:
Sales and marketing	259	2	338	3	(79)	(23)
Research and development	2,304	20	1,598	15	706	44
General and administrative	3,111	27	2,220	20	891	40

Total operating expenses	5,674	49	4,156	38	1,518	37

Income from operations	177	2	284	3	(107)	(38)
Interest expense, net	(24)	—	(27)	—	3	(11)
Other income, net	90	1	114	1	(24)	(21)

Income before income taxes	243	2	371	3	(128)	(35)
(Benefit from) provision for income taxes	(5)	—	3	—	(8)	(267)

Net income	$248	2%	$368	3%	$(120)	(33)%

Revenues

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Product revenues	$7,057	$6,735	$322	5%
Service revenues	3,337	3,218	119	4
Royalties	1,162	1,040	122	12

Total revenues	$11,556	$10,993	$563	5%

Revenues in the three months ended September 30, 2016 increased by $0.6 million, or 5%, compared to the three months ended September 30, 2015. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Revenues from the sale of Crinone, increased by approximately $0.3 million, or 5%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA. Revenues included $4.9 million related to product shipped to Merck KGaA and $2.2 million related to product sold through by Merck KGaA to its customers in the three months ended September 30, 2016. Revenues included $5.8 million related to product shipped to Merck KGaA and $0.9 million related to product sold through by Merck KGaA to its customers in the three months ended September 30, 2015.

•	Royalty revenues increased $0.1 million, or 12% in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Service

•	Service revenues increased approximately $0.1 million, or 4%, from the 2015 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Cost of product revenues	$3,683	$4,192	$(509)	(12)%
Cost of service revenues	2,022	2,361	(339)	(14)

Total cost of revenues	$5,705	$6,553	$(848)	(13)%

Total cost of revenues (as a percentage of total revenues)	49%	60%
Product gross margin	55%	46%
Service gross margin	39%	27%

Total cost of revenues was $5.7 million and $6.6 million for the three month periods ended September 30, 2016 and 2015, respectively. The decrease in total cost of revenues in 2016 was largely driven by the decreased volume of Crinone product sold to Merck KGaA in addition to a reduction in the per unit cost year over year. There was a 5% decrease in Crinone units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin, including royalty income, increased in 2016 as compared to 2015 largely due to the increase in product sold through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA. Service gross margin increased in 2016 as compared to 2015 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Sales and marketing	$259	$338	$(79)	(23)%
Sales and marketing (as a percentage of total revenues)	2%	3%

Sales and marketing expenses incurred during the three months ended September 30, 2016 and 2015 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The decrease in sales and marketing expense in the 2016 period as compared to the 2015 period primarily relates to a reduction in travel expenses offset by investment in the U.S. market in 2016.

Research and development

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Research and development	$2,304	$1,598	$706	44%
Research and development (as a percentage of total revenues)	20%	15%

The increase in research and development costs incurred during the three months ended September 30, 2016 and 2015 were largely associated with the phase 2b clinical trial of COL-1077 which was completed in August 2016. The 2016 expense primarily includes clinical trial costs, personnel-related expenses, and professional service consultants. In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and we recorded $0.3 million of stock-based compensation expense for the three months ended September 30, 2015 in connection with their agreements. For the three months ended September 30, 2016, as a result of changes in underlying fair value of options we recorded a reduction of stock-based compensation expense of $29,000. As we continue to advance our pipeline product candidates, we expect corresponding increases in research and development costs.

General and administrative expenses

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
General and administrative	$3,111	$2,220	$891	40%
General and administrative (as a percentage of total revenues)	27%	20%

General and administrative expenses increased by $0.9 million to $3.1 million for the three months ended September 30, 2016, compared with $2.2 million for the three months ended September 30, 2015. This increase was attributable principally to costs associated with the creation of an internal business development function that was not in place in 2015, in addition to other administrative personnel costs, professional service costs, facility costs, and other costs associated with Company growth.

Non-operating income and expense

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Interest expense, net	$(24)	$(27)	$3	(11)%
Other income, net	$90	$114	$(24)	(21)%

Interest expense, net, primarily relates to interest payments denominated in British pounds, associated with loan facilities assumed in the acquisition of JPS.

Other income, primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Provision for income taxes	$(5)	$3	$(8)	(267)%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(2.1)%	0.8%

The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed. The 2015 tax expense represents state minimum taxes owed. We have a full valuation allowance offsetting our net domestic deferred tax asset.

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
			(As Restated)	(As Restated)
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$20,716	61%	$18,375	62%	$2,341	13%
Service revenues	9,964	30	8,392	28	1,572	19
Royalties	2,963	9	2,895	10	68	2

Total revenues	33,643	100	29,662	100	3,981	13
Cost of product revenues	11,892	35	10,825	36	1,067	10
Cost of service revenues	6,630	20	6,176	21	454	7

Total cost of revenues	18,522	55	17,001	57	1,521	9

Gross profit	15,121	45	12,661	43	2,460	19
Operating expenses:
Sales and marketing	910	3	941	3	(31)	(3)
Research and development	8,234	24	5,114	17	3,120	61
General and administrative	9,815	29	7,356	25	2,459	33

Total operating expenses	18,959	56	13,411	45	5,548	41

Loss from operations	(3,838)	(11)	(750)	(3)	(3,088)	412
Interest expense, net	(74)	—	(81)	—	7	(9)
Other income, net	296	1	322	1	(26)	(8)

Loss before income taxes	(3,616)	(11)	(509)	(2)	(3,107)	610
Provision for income taxes	47	—	11	—	36	327

Net loss	$(3,663)	(11)%	$(520)	(2)	$(3,143)	604%

Revenues

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Product revenues	$20,716	$18,375	$2,341	13%
Service revenues	9,964	8,392	1,572	19
Royalties	2,963	2,895	68	2

Total revenues	$33,643	$29,662	$3,981	13%

Revenues in the nine months ended September 30, 2016 increased by $4.0 million, or 13%, compared to the nine months ended September 30, 2015. The increase was primarily attributable to the following factors by segment:

Product (As Restated)

•	Revenues from the sale of Crinone, increased by approximately $2.3 million, or 13%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA. Revenues included $15.2 million related to product shipped to Merck KGaA and $5.5 million related to product sold through by Merck KGaA to its customers in the nine months ended September 30, 2016. Revenues included $14.6 million related to product shipped to Merck KGaA and $3.8 million related to product sold through by Merck KGaA to its customers in the nine months ended September 30, 2015.

•	Royalty revenues increased $68,000, or 2%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Service

•	Service revenues increased approximately $1.6 million, or 19%, from the 2015 period primarily due to increases in customer volume across our service offerings.

Cost of revenues

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Cost of product revenues	$11,892	$10,825	$1,067	10%
Cost of service revenues	6,630	6,176	454	7

Total cost of revenues	$18,522	$17,001	$1,521	9%

Total cost of revenues (as a percentage of total revenues)	55%	57%
Product gross margin	50%	49%
Service gross margin	33%	26%

Total cost of revenues was $18.5 million and $17.0 million for the nine month periods ended September 30, 2016 and 2015, respectively. The increase in total cost of revenues in 2016 was largely driven by the increased volume of Crinone product sold to Merck KGaA offset by a reduction in our per unit costs year over year. There was a 17% increase in Crinone units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin, including royalty income, remained consistent in 2016 as compared to 2015 due to the increase in product sold through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA. Service gross margin increased in 2016 as compared to 2015 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Sales and marketing	$910	$941	$(31)	(3)%
Sales and marketing (as a percentage of total revenues)	3%	3%

Sales and marketing expenses incurred during the nine months ended September 30, 2016 and 2015 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The decrease in sales and marketing expense in the 2016 period as compared to the 2015 period primarily relates to a reduction in travel expenses and a non-recurring corporate recruitment expense in 2015 offset by investment in the U.S. market in 2016.

Research and development

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Research and development	$8,234	$5,114	$3,120	61%
Research and development (as a percentage of total revenues)	24%	17%

The 2016 expense primarily includes clinical trial costs, personnel-related expenses and professional service consultants. The increase in research and development costs incurred during the nine months ended September 30, 2016 and 2015 were largely associated with the phase 2b clinical trial of COL-1077 which was completed in August 2016. In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and we recorded $0.9 million of stock-based compensation expense for the nine months ended September 30, 2015 in connection with their agreements. For the nine months ended September 30, 2016, as a result of changes in underlying fair value of options we recorded a $0.2 million reduction in stock-based compensation expense. As we continue to advance our pipeline product candidates, we expect corresponding increases in research and development costs.

General and administrative expenses

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
General and administrative	$9,815	$7,356	$2,459	33%
General and administrative (as a percentage of total revenues)	29%	25%

General and administrative expenses increased by $2.5 million to $9.8 million for the nine months ended September 30, 2016, compared with $7.4 million for the nine months ended September 30, 2015. This increase was attributable principally to costs associated with the creation of an internal business development function that was not in place in 2015, in addition to non-recurring legal, personnel costs, accounting related costs, professional service costs, facility costs, and other costs associated with Company growth.

Non-operating income and expense

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
Interest expense, net	$(74)	$(81)	$7	(9)%
Other income, net	$296	$322	$(26)	(8)%

Interest expense, net, primarily relates to interest payments denominated in British pounds, associated with loan facilities assumed in the acquisition of JPS.

Other income, net primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2016	2015
		(As Restated)
Provision for income taxes	$47	$11	$36	327%
Provision for income taxes (as a percentage of income (loss) before income taxes)	(1.3)%	(2.2)%

The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed. The 2015 tax benefit represents state minimum taxes owed. Currently, we have a full valuation allowance offsetting our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to pay our operating expenses, including research and development activities, fund working capital needs, make capital expenditures and fund acquisitions.

At September 30, 2016, our cash and cash equivalents were $15.0 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million under the Loan Agreement and as of September 30, 2016 owed a principal balance of $2.6 million. The three loan facilities are each repayable in monthly installments. Repayment began on one facility in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at September 30, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the nine months ended September 30, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of JPS’s business. As of September 30, 2016, the Company remained in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of their second facility, which includes analytical labs, office space, and a clinical manufacturing facility. As a part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of September 30, 2016, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next two years. As of September 30, 2016, the obligation is valued at $0.8 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

(in thousands):

Year	Total
Remainder of 2016	$208
2017	622

Total	$830

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures for the three months ended September 30, 2016 were $1.1 million compared to $0.7 million for the three months ended September 30, 2015. Our capital expenditures for the nine months ended September 30, 2016 were $2.3 million compared to $1.2 million for the nine months ended September 30, 2015. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site, our contract manufacturer sites and for research and development. We expect our capital expenditures to increase for the remainder of the year ending December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the expansion of our services business.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. Our research and development activities continued for COL-1077. For the remainder of 2016, we expect our costs related to COL-1077 to decrease however we expect to continue to incur costs related to our pre-clinical product candidates JNP-0101, JNP-0201, and JNP-0301.

As of September 30, 2016, we had 521,327 exercisable options outstanding which, if exercised, would result in approximately $3.9 million of additional capital and would cause the number of shares outstanding to increase. The intrinsic value of exercisable options was $25,000 for the nine months ended September 30, 2016. The intrinsic value of exercisable options was $1.3 million for the nine months ended September 30, 2015.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures for the foreseeable future.

Cash Flows (As Restated)

Net cash provided by operating activities for the nine months ended September 30, 2016 was $3.7 million, which resulted primarily from approximately $2.2 million in depreciation and amortization and stock-based compensation expense and net changes in working capital items, which increased cash by approximately $5.1 million, offset by a $3.7 million net loss. Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.2 million for the nine months ended September 30, 2016, primarily relating to the principal payments on the note (Loan Agreement).

Net cash provided by operating activities for the nine months ended September 30, 2015 was $2.1 million, which resulted primarily from $2.9 million in depreciation and amortization, $2.6 million in accrued expenses, and $0.5 million in accounts payable, offset by $3.9 million in accounts receivable and prepaid and other current assets. Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2015, which resulted from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2015, primarily relating to the principal payments on the note (Loan Agreement) offset by proceeds from the exercise of common stock options.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K/A for the year ended December 31, 2015. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of September 30, 2016.

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

Product Revenue

Revenues from the sale of products are recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s estimated net selling price, or (ii) our direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. We record revenue at the minimum selling price, which is our direct manufacturing cost plus 20%, at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. We record deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, we record an adjustment to increase revenue to reflect the difference between Merck KGaA’s actual net selling price and the minimum purchase price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGaA’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to recognized as the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. We record reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

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

We recognizes substantially all of our professional services revenues under written contracts when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases we bill clients prior to work being performed, which requires us to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are deferred until all criteria for recognizing revenue are met.

Revenues from time-and-materials service contracts are recognized as the services are performed based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

Service revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the employees on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our vendors. The proportional performance method is used for fixed-price contracts because estimates of the revenues and costs applicable to various stages of a contract can be made based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. In the event of a termination, fixed-price contracts generally provide for payment for services rendered up to the termination date.

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

We collect value added tax from its customers for revenues generated out of the United Kingdom for which the customer is not tax exempt and remits such taxes to the appropriate governmental authorities. We present our value added tax on a net basis; therefore, these taxes are excluded from revenues.

Deferred Revenue

Our deferred revenue balance consists of the following (in thousands):

	September 30, 2016	December 31, 2015
		As Restated
Product revenues	$4,285	$2,831
Service revenues	695	566
Regional Growth Fund	830	1,480

Total	$5,810	$4,877

Amounts paid but not yet earned on product revenues are recorded as deferred revenue until we receive sell through information from Merck KGaA indicating the product has been sold through or otherwise disposed of. Amounts invoiced but not yet earned on service revenue are deferred until or such time as performance is rendered or the obligation to perform the service is completed for service revenues. Amounts deferred for product revenue are not settled until sell through information is received from Merck KGaA.

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

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 68% of our total international revenues for the three months ended September 30, 2016. The remaining 32% were sales in British pounds. Our raw materials for cost of product revenues are primarily purchased in Euros. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by designating most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or having them linked to the U.S. dollar. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2015.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2016. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of the restatement and this Form 10-Q, and the Forms 10-Q/A for the quarters ended June 30, 2016 and March 31, 2016, where the Company restated its consolidated balance sheet, consolidated statement of operations, consolidated statements of comprehensive income (loss), and consolidated statements of cash flows. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weaknesses described below.

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

Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant arrangements, including timely assessment of revenue recognition, and the Company did not design and maintain effective internal control over the accounting for the completeness, accuracy and presentation and disclosure over research and development expenses and related prepaid and accrual accounts. These material weaknesses resulted in the restatement described in Note 1 of our prior period financial statements including the years ended December 31, 2013, 2014 and 2015 and the interim periods therein as well as the quarter ended September 30, 2015, which is included in this Quarterly Report on Form 10-Q and the quarters ended June 30, 2016 and March 31, 2016, which are included in the Quarterly Reports on Forms 10-Q/A filed on November 14, 2016. Additionally, these material weaknesses could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above and the remediation activities described under the caption Management’s Remediation Initiatives, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods. If we fail to maintain an effective system of internal control over finance reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2015 and any amendments thereto on Form 10-K/A, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015 related to technical accounting review of significant contractual agreements and our monitoring of expenses incurred under our clinical research agreements. These material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements.

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

Item 6. Exhibits

(a) Exhibits

10.1	Employment agreement, dated July 19, 2016 (and effective August 1, 016), by and between Juniper Pharmaceuticals, Inc. and Alicia Secor (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-10352) filed on July 20, 2016).

10.2	Form of Inducement Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-10352) filed on July 20, 2016).

10.3	Transition and Consulting Agreement dated July 19, 2016, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-10352), filed on July 20, 2016).

10.4	Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-10352), filed on July 28, 2016).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ George O. Elston
George O. Elston
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: November 14, 2016