Form 10-K
period 2016-12-31
JUNIPER PHARMACEUTICALS INC
filed 2017-03-07
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2016, based on the adjusted closing price on that date of $7.01, was $73,246,516.

Number of shares of Common Stock of Juniper Pharmaceuticals, Inc. issued and outstanding as of March 2, 2017 is 10,843,752.

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2016

Forward-Looking Information

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risk and uncertainties. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development – are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.

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

OVERVIEW

We are a women’s health therapeutic company focused on developing therapeutics that address unmet medical needs in women’s health. Our marketed product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health. These technologies consist of our bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product, and our novel intra-vaginal ring (“IVR”) technology.

We are advancing three product development programs utilizing our IVR technology, which target overactive bladder, hormone replacement therapy in women, and prevention of preterm birth in women with short cervical length.

Historically, we have developed and brought to market several prescription and “over the counter” pharmaceutical products. We currently receive revenues from CRINONE ®, an 8% progesterone bioadhesive vaginal gel designed for progesterone supplementation or replacement as part of an assisted reproductive technology (“ART”) treatment for infertile women with progesterone deficiency. We supply CRINONE to Merck KGaA (“Merck KGaA”) internationally, and sold the rights to CRINONE to Allergan, plc (“Allergan”) in the United States.

Through our subsidiary, Juniper Pharma Services (“JPS”) we offer a range of sophisticated technical services to the pharmaceutical and biotechnology industry on a fee-for-services basis. Within our services offering, we provide our customers expertise on the characterization, development and manufacturing of small molecule compounds. Our services model allows us to take our customers’ drug candidates from early development through to Phase 2 clinical trials manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues, and we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.”

We are applying the cash-flow generated from our CRINONE franchise and JPS to fund the development of new therapeutic product candidates. We believe this strategy positions us well for capital-efficient growth as we seek to advance these programs into clinical development. Internally-funded research and development expenditures were $9.7 million, $7.0 million and $0.7 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

We plan to seek approval in the United States for our product candidates leveraging the 505(b)(2) regulatory pathway when it is appropriate to do so. The 505(b)(2) pathway enables a potentially shorter development timeline compared to the development time for drugs that are new chemical entities by allowing us to rely, in part, on the U.S. Food and Drug Administration’s (“FDA’s”) prior findings of safety and efficacy for a previously approved product, or published literature, in support of our new drug applications (“NDAs”).  In essence, for the development programs outlined below, Phase 1 and 2 trials can be eliminated or truncated prior to progression into Phase 3.

Our marketed product and product development programs are described below.

Program	Preclinical	Phase 1	Phase 2	Phase 3	Approved
CRINONE® 8% (progesterone gel)	Partnered with Merck KGaA outside the U.S. and sold to Allergan in the U.S.
JNP-0101 (oxybutynin IVR)	For treatment of Overactive bladder
JNP-0201 (estrogen + progesterone IVR)	Hormone Replacement Therapy in postmenopausal population
JNP-0301 (progesterone IVR)	For prevention of Preterm birth in women with short cervical length

•

CRINONE, an 8% progesterone bioadhesive vaginal gel for progesterone supplementation or replacement as part of an ART treatment for infertile women with progesterone deficiency, is approved for marketing in the United States, Europe, and many additional countries around the world. CRINONE is the primary source of our commercial revenue. We have licensed CRINONE to our commercial partner, Merck KGaA, for all markets outside the United States, and we received product revenues from the manufacture and sale of CRINONE to Merck KGaA internationally. We sold the U.S. intellectual property rights to CRINONE to Allergan in 2010, and received royalty revenues from Allergan based on its U.S. sales through October 2016.  In November 2016, we entered into an agreement with Allergan to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us.

•

JNP-0101 is an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will bypass first pass hepatic metabolism issues. In the case of oxybutynin the drug is metabolized in the liver to an active metabolite resulting in increased central nervous system (“CNS”) side effects.  In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies, patches, and gels.  Based on preclinical data from a recently completed pilot sheep study, we are refining the cGMP formulation to potentially address the unique properties of this molecule and plan to conduct preclinical activities upon completion. Positive results from our preclinical activities could support an IND filing in the first half of 2018.

•

JNP-0201 is a segmented IVR product candidate containing both natural progesterone and natural estradiol to be used for hormone replacement therapy (“HRT”) in menopausal women. JNP-0201 has been designed to deliver natural hormones locally to vaginal tissue. This is another example where avoiding first pass, hepatic metabolism of estradiol may result in an improved side-effect profile. We also believe our delivery approach will provide an improvement in the beneficial effects of estradiol when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic progestogens, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. We are focused on preclinical activities in 2017 and plan to file an IND for JNP-0201 in the first half of 2018.

•

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth (“PTB”) in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth  in women. Medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no FDA approved therapy to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. The development of JNP-0301 benefits from the concurrent work being done on JNP-0201.  We are focused on preclinical activities in 2017 and plan to file an IND for JNP-0301 in the first half of 2018.

In August 2016, we announced that the Phase 2b clinical trial evaluating COL-1077 (10% lidocaine bioadhesive vaginal gel) for the reduction of pain intensity in women undergoing an endometrial biopsy with tenaculum placement did not achieve its primary and secondary endpoints. The safety and pharmacokinetic (PK) profiles of COL-1077 were consistent with what has been observed in prior clinical trials of the lidocaine bioadhesive vaginal gel. Based on the outcome of this study we discontinued further development of COL-1077 and reallocated resources to our preclinical programs.

OUR STRATEGY

Our objective is to be a leader in the development, and commercialization of therapeutics to treat unmet and underserved medical needs in women’s health by utilizing our proprietary drug delivery technologies. Key elements of our strategy include:

•	advancing our product candidates from clinical development through regulatory approvals utilizing our IVR technology to target overactive bladder, hormone replacement therapy, and preterm birth;
•	supplying CRINONE to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;
•

growing revenue from our formulation, analytical, and product development capabilities at JPS, our pharmaceutical service business, and deploying those same capabilities for the advancement of our in-house product candidates;

•	Exploring potential business development collaborations, including co-development opportunities that utilize our IVR technology and/or the pharmaceutical development capabilities of JPS; and,
•	expanding our product pipeline through potential in-license or acquisition of externally-developed women’s health therapeutics.

OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

We have two key proprietary drug delivery technologies:

Bioadhesive Delivery System

Our BDS is a unique drug delivery technology that facilitates binding to mucosal surfaces (buccal and vaginal areas) upon administration, and allows release of the active drug in a controlled and sustained manner until the BDS gel is discharged upon normal cell turnover. This occurs every three to five days for the vaginal epithelium, and up to every 24 hours for the oral mucosa. Our BDS is utilized in CRINONE.

The key BDS ingredient is polycarbophil, which is a non-immunogenic, hypo-allergenic, bioadhesive polymer. Polycarbophil bonds to the cells of the body’s mucosal surfaces upon administration. This happens because polycarbophil mimics negatively charged mucin, the glycoprotein component of mucus that is responsible for its attachment to underlying epithelial surfaces.

Intravaginal Ring Technology

In March 2015, we obtained an exclusive worldwide license to the intellectual property rights for a novel segmented IVR technology. This IVR technology has the potential to deliver one or more drugs, including hormones and larger molecules such as peptides, at different dosages and release rates within a single segmented ring. Drugs such as progesterone and leuprolide have already been tested using the technology and demonstrated sustained release for up to three weeks.

We believe our proprietary multi-segment IVR may have advantages over currently available intravaginal rings for the reasons described below.

Homogenized, Membrane-Free-Design

Currently marketed intravaginal rings utilize a polymer membrane to control the delivery of a single drug to the patient from the ring. The two membrane ring types in use are reservoir-type and sandwich type. Reservoir rings utilize a drug-loaded core that is encapsulated by a polymer membrane. Sandwich-type rings utilize a drug-loaded layer between a core, typically silicone, and a polymer membrane. The inherent risk associated with membrane rings is “drug dumping” which occurs if the membrane ruptures or tears.

By contrast, our IVR has a solid homogenous cross-section with drug and specific excipients distributed within an ethylene vinyl acetate (“EVA”) polymer. The ring is manufactured using hot melt extrusion with no drug reservoirs or layers and active drug is released to the patient by diffusions through the polymer.

Molecular Weight Not Limited to Small Molecules

Reservoir and sandwich type rings are limited in the size of molecules, typically small molecules, they are able to deliver due to the use of a polymer membrane. By contrast, to date, no molecular weight limit has been identified for our IVR, and preclinical and clinical studies, including a study by Kimball et al, published in the Journal of Controlled Release in May 2016, have demonstrated its ability to deliver larger sized peptides and lipophilic hormones1.

This publication describes a Phase 1 clinical trial in which our IVR was used to administer leuprolide, a nine amino acid peptide. Serum leuprolide levels rose within eight hours to levels typically seen following parenteral injections. This was the first demonstration of trans-epithelial delivery of leuprolide across the vaginal mucosa, and provided proof-of-concept demonstrating that we could achieve therapeutic levels with our IVRs.

Segmentation Capability

To date, membrane rings have been limited to delivering a single drug at a single dosage range. Our IVR technology allows a ring to be designed to deliver one or more drugs in a single ring using specific drug segments, with each segment designed based on its own dose delivery criteria. Each segment is specifically designed and produced and the segmented ring is assembled using proprietary know-how, thus allowing generation of new intellectual property as each new combined drug-device is created.

[1]	Kimball A et al, A novel approach to administration of peptides in women: Systemic absorption of a GnRH agonist via transvaginal ring delivery system. J Control Release, 2016 Jul 10;233;19-28.

We believe our IVR technology may provide the basis for developing products we could bring to market ourselves as well as products in which we expect there would be significant partnering interest.

OUR PRODUCT PIPELINE

JNP-0101

JNP-0101 is an IVR designed to deliver oxybutynin to treat OAB in women. Oxybutynin is currently approved for the treatment of OAB and most successfully treats women with predominant urge (rather than stress) incontinence. The average age of presentation in women is in the mid-50s. We believe that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will be delivered to local tissues, bypassing first pass hepatic metabolism. Additionally, the IVR will be designed to deliver drug at a constant rate for 28 days that is expected to increase compliance and decrease CNS side effects.  Based on pre-clinical data from a recently-completed pilot sheep study, we are refining the cGMP formulation to potentially address the unique properties of this molecule and will perform preclinical activities upon completion.

Overactive Bladder

OAB is a widespread, chronic condition caused by involuntary contraction of the detrusor muscles before the bladder is full. OAB affects approximately 20 million women in the United States, with an estimated nine million receiving pharmacotherapy to treat the condition. In 2015, the U.S. OAB market was estimated to be $2.3 billion.

The most common prescription drug is generic oral oxybutynin. Oxybutynin addresses OAB by decreasing muscle spasms of the bladder and the frequent urge to urinate caused by these spasms. Unfortunately, more than 70% of women discontinue oxybutynin within the first year due to adverse events (45-55%) or perceived inadequate efficacy (~25%). According to Technavio Insights, 7 to 9 million women are eligible for OAB treatment and approximately 6.8 million patients failed oral oxybutynin. Current branded therapies range from $3,000-4,000 per year. We believe that a new therapy that demonstrates improved side effect profile could support pricing above the current generic products.

Our Solution – JNP-0101

JNP-0101, our novel oxybutynin IVR, has the potential to address the most pressing unserved clinical needs in the treatment of OAB. By delivering oxybutynin intravaginally, JNP-0101 leverages the region’s shared vascular and lymphatic networks to achieve localized absorption of oxybutynin by relevant tissues, while bypassing hepatic first pass metabolism. We anticipate an improvement in the side effect profile of oxybutynin using this delivery route, in addition to improved compliance afforded by a once monthly ring. We believe JNP-0101 has the potential to increase convenience in many patients and improve disease management and overall outcomes.

Currently, we are refining the formulation to address the unique properties of this molecule and we plan to perform preclinical activities upon completion. Positive results from our preclinical activities could support an IND filing in the first half of 2018.  We expect to seek approval for JNP-0101 in the United States via the 505 (b)(2) regulatory pathway and have explored the approval pathway through PIND discussions with the US regulators.

Supporting Data

Initial proof-of-concept for JNP-0101 was provided by multiple peer reviewed publications on the safety and efficacy of a once-monthly oxybutynin vaginal ring. The ring evaluated in these studies was a reservoir-type ring constructed of molded silicone with a cylindrical cavity into which the oxybutynin or placebo material was loaded. By contrast, JNP-0101 is constructed of ethylene vinyl acetate with the oxybutynin homogenized throughout.

In these studies, delivery of oxybutynin was found to offer women a once-monthly treatment option for OAB. However, the molded silicone oxybutynin IVR evaluated was not brought to market by the sponsor due to factors that included its decision to exit women’s health.

JNP-0201

JNP-0201 is a segmented IVR containing both natural progesterone and estradiol for HRT in menopausal women. This delivery approach is expected to provide an improved side effect profile as natural hormones will be delivered locally to vaginal tissue where they are needed. Additional formulations that allow minimally effective systemic exposures are being explored for additional indications in post-menopausal women (e.g. osteoporosis prevention). In addition, delivery using our IVR technology is expected to improve patient compliance and convenience versus other routes of administration, including oral and transdermal approaches. A once monthly IVR is expected.

Hormone Replacement Therapy

In the United States, there is a large and growing market for HRT. In 2015, the U.S. HRT market was estimated at over $4 billion, comprising both pharmacy-compounded and FDA-approved therapies, of which prescription for oral hormone therapy accounted for $2 billion in U.S. sales on 21 million prescriptions.

While there are nearly 40 FDA-approved HRT products on the market, the HRT combination therapies fall short. Currently, HRT combination therapies only occupy approximately 30% of the U.S. HRT market. All FDA-approved HRT combination products contain synthetic progestin rather than natural progesterone; recent studies suggest natural progestogens are associated with fewer cardiovascular adverse events. In addition, all current combination HRT products are orally administered, which cause extensive first pass metabolism and require daily dosing.

In 2012, the North American Menopause Society (“NAMS”) issued a Consensus Statement which supports HRT in peri- and post-menopausal women. This statement endorsed use of HRT in women within 10 years of menopause, concluded that hormone treatment should be individualized based on each patient’s personal risk factors, and identified a growing body of evidence that HRT formulation, route of administration, and the timing of therapy produce different biologic effects. We expect that as a result of the 2012 NAMS Statement, the percentage of the approximately 45 million American women who are menopausal or approaching menopause who receive HRT will increase.

Our Solution – JNP-0201

We believe that JNP-0201, our combination estrogen and progesterone IVR product candidate, has the potential to offer patients multiple benefits as compared with currently available therapies, including: integrated administration of natural progesterone and natural estrogen; improved patient compliance; improved side effect profile; and continuous local vaginal delivery of natural hormones, while eliminating the need for daily administration. We are finalizing the prototype of JNP-0201 and plan to focus on preclinical studies in 2017. We plan to submit an IND application to the FDA for JNP-0201 in the first half of 2018. We expect to seek approval for JNP-0201 in the United States leveraging the 505(b)(2) regulatory pathway.

Preclinical Data

Proof-of-concept work has been conducted, demonstrating the ability of our IVR to deliver progesterone and estradiol. Prototype development is in the final stages, and further preclinical development will be conducted in 2017.

JNP-0301

JNP-0301 is a natural progesterone IVR for the prevention of PTB in women with a short cervical length at mid-pregnancy. Short cervical length at mid-pregnancy is a critical predictor of PTB in women, and medical guidelines support use of vaginal progesterone for treatment of this condition. There is no FDA-approved therapy to prevent PTB in women at-risk due to short cervix. We believe JNP-0301 has the potential to enable the consistent local delivery of progesterone improving patient compliance.

Preterm Birth due to Short Cervical Length

PTB, defined as delivery before 37 weeks gestation, is a significant public health issue. Globally, 15 million babies are born prematurely each year, and approximately one million die due to PTB complications.  In the United States, approximately 10% of live-births are delivered prematurely. In a typical pregnancy, the average cervical length at 24 weeks gestation is 35mm; short cervical length is generally considered 10 mm – 30 mm.  A review of 39,000 cases of PTB found that short cervical length at mid-pregnancy was the most important single predictor of PTB2. Over 30% of cases of PTB have short cervical length at mid-pregnancy. Approximately 400,000 women in the United States are estimated to be at risk for PTB due to short cervical length.  The incidence of this condition is expected to rise as more physicians adopt the current medical guidelines to screen for short cervical length in all pregnant women.

Clinical data strongly support the use of vaginal progesterone for prevention of PTB. Furthermore, there is clear consensus that vaginal progesterone should be used for prevention of PTB in women with short cervical length at mid-pregnancy, including Medical Practice Guidelines from the Society for Maternal-Fetal Medicine, an American Congress of Obstetricians and Gynecologists (“ACOG”) Committee Opinion, and an Issue Brief from Medicaid Health Plans of America. Despite the medical need and cost savings associated with prevention of PTB, there are currently no products that are FDA approved to prolong gestation in this patient population.

[2]	To, MS, et al (2006). Ultrasound Obstet Gynecol, 27: 362-367. Koi: 10.1002/uog.2773

Our Solution – JNP-0301

JNP-0301, our progesterone IVR, may offer meaningful benefits to pregnant women with short cervical length. By providing continuous, consistent, local delivery of natural progesterone, this product candidate may increase patient compliance as compared to current off-label progestogens, which require daily administration, thereby potentially improving overall outcomes. We held a constructive pre-IND meeting with the FDA in the fourth quarter of 2016 regarding the development pathway for JNP-0301.

Preclinical Data

Proof-of-concept work has been conducted, demonstrating the ability of the IVR to deliver progesterone, and prototype development is in the final stages.  We intend to focus on preclinical activities in 2017 and plan to submit an IND application to the FDA for JNP-0301 in the first half of 2018.

COMMERCIAL PRODUCT

CRINONE

CRINONE is a progesterone gel designed to be used for progesterone supplementation or replacement as part of ART for infertile women with progesterone deficiency. CRINONE is approved for marketing in the United States, Europe, China, Japan and certain other markets, and the primary source of our commercial revenue. We have licensed CRINONE to our commercial partner, Merck KGaA, for the markets outside the United States and we receive product revenues from the manufacture and sale of CRINONE internationally. We sold the U.S. intellectual property rights to CRINONE to Allergan in 2010, and received royalty revenues from Allergan based on its U.S. sales through October 2016.  In November 2016, we entered into an agreement with Allergan to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us.

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

Within our services offering, we provide expertise to our customers on the characterization, development, and manufacturing of pharmaceutical compounds for clinical trials. We believe we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” Our service model allows us to take our customers’ product candidates from early development through clinical trials manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues. We deploy these same capabilities for our in-house proprietary product development activities.

Through JPS, we also manage the global supply chain and contract manufacturing of CRINONE, for our partner, Merck KGaA.

MANUFACTURING AND COMMERCIALIZATION

We plan to use a third-party contract manufacturer for the clinical supply and commercial manufacture of JNP-0101, JNP-0201 and JNP-0301.

Our ability to conduct later-stage clinical trials, manufacture and commercialize our product candidates will depend on the ability of third-party manufacturers to manufacture our product candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (“cGMP”), and foreign regulatory requirements, if applicable.

Use of third party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise in the manufacturing process, and we may incur additional costs in the process of interfacing with and monitoring the progress of our contract manufacturers. If third party manufacturers fail to meet our manufacturing needs in an acceptable manner, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate third party manufacturers. It may not be possible to have multiple third party manufacturers ready to supply us with needed material at all or without incurring significant costs.

SOURCES OF SUPPLY

The major raw materials we use in our products and product candidates are polycarbophil, progesterone and ethylene vinyl acetate (“EVA”).

Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based product, CRINONE, is currently available from only one supplier, Lubrizol, Inc. (“Lubrizol”). We believe that Lubrizol will supply as much of the material as we require because our product ranks among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough polycarbophil to satisfy our needs, however, we will be required to seek alternative sources of supply.

Only one supplier of progesterone for CRINONE is approved by regulatory authorities outside the United States. To date, we have not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier increased the price for its progesterone. It is unclear what impact, if any, an increase in the cost of progesterone will have on the demand for CRINONE.  We have identified a potential second supplier of progesterone and expect to establish a second source in 2017.

Our IVR technology utilizes medical grade EVA polymers for which there are a limited number of vendors.  We are not aware of any companies, other than our existing supplier, which manufacture EVA meeting the specifications required for use in our pharmaceutical IVR application.  We have purchased GMP pharmaceutical grade EVA from a single supplier for development applications but have not entered into a commercial supply agreement.  Even if an acceptable commercial supply agreement can be negotiated with our existing supplier, it may not be possible to identify a back-up, or second source of EVA, should they be unable to supply material, for any reason.

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

According to published reports, menopause, post-menopause, osteoporosis, breast cancer, and polycystic ovary syndrome (PCOS) are the most common issues affecting women’s health in the U.S. The US market for women’s health is expected to grow from nearly $19.5 billion in 2015 to over $25.3 billion by 2020. The women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry. Hormone therapy, gynecological disorders and musculoskeletal disorders in women are the prime area of focus in the women’s health therapeutics market.

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

Oxybutynin is currently approved for the treatment of OAB in oral and transdermal gel formulations. Oral oxybutynin chloride tablets are the most widely prescribed formulation of this antimuscarinic agent, the first of which was approved in 2006. Gelnique ® (oxybutynin chloride 10% topical gel), marketed by Allergan, was approved by the FDA in 2009.

Additional antimuscarinics approved for the treatment of OAB include VESIcare® (solifenacin) marketed by Astellas Pharma Inc. (“Astellas”) and Detrol LA ® (tolterodine), Toviaz ® (fesoterodine), and Enablex ® (darifenacin), all marketed by Pfizer. Additionally, the beta agonist Mybetriq ® (mirabegron) was approved by the FDA in 2012 and is marketed by Astellas.

Other treatments include Allergan’s Botox® (botulinum toxin type A) which was approved for OAB in 2013.

There are currently ongoing clinical trials for several prospective OAB therapeutics, including Premarin® vaginal cream and the Axonics Sacral Neuromodulation System, which received marketing approval in Canada and the CE Mark.  Additionally, there is a combination of already approved oral therapies being developed by Astellas.

JNP-0201

JNP-0201 is our combination estrogen and progesterone IVR candidate designed to be used for HRT in menopausal women.

Since 2013, there has been increased oversight by the FDA on all non-FDA approved combination therapies, supplied by compounding pharmacies and commonly referred to as “bioidentical” drugs. These non-approved drugs are difficult to measure and monitor by the FDA, leading to concerns over safe use. JNP-0201, if approved, will offer an alternative combination therapy. The largest competitors in the FDA-approved market are Pfizer with Premarin (conjugated estrogens) and Prempro (conjugated estrogens/medroxyprogesterone acetate tablets) Mylan, Barr (generic estradiol) and Noven (minivelle), with sales of Prempro leading combination therapeutics used for HRT in menopausal women. It was approved by the FDA in 1995 for use in women with an intact uterus for the treatment of moderate to severe vasomotor symptoms and/or vulvar and vaginal atrophy due to menopause, and for the prevention of postmenopausal osteoporosis.

None of the current FDA-approved therapies for the treatment of moderate to severe VMS due to menopause are bioidentical to the estradiol and progesterone the ovaries produce. U.S. sales of non-FDA approved compounded hormone therapy products are very fragmented as these drugs are typically prepared and sold by individual compounding pharmacies. Despite this, the US sales of non-FDA approved compounded combination estradiol and progesterone products is estimated to be over $1.5 billion per year based on various reports.

If approved, JNP-0201 would compete directly with other combination products of estradiol and progesterone that are bioidentical to the natural estradiol and progesterone produced in the ovaries. An oral combination estradiol and progesterone drug candidate for the treatment of moderate to severe VMS due to menopause, TX-001HR by TherapeuticsMD, has completed Phase 3 clinical trials and proven statistical significance in the reduction of vasomotor symptoms of menopause.  TherapeuticsMD is also working on additional products for post-menopausal indications in various forms of delivery.  WC-3011 by Allergan, a vaginal cream estradiol acetate formulation, has completed multiple Phase 3 clinical trials for the treatment of VVA and dyspareunia and has achieved efficacy endpoints.

JNP-0301

JNP-0301 is our natural progesterone IVR designed to prevent PTB in women with short cervical length (“SCL”) at mid-pregnancy.

To date, there is currently no FDA-approved product to prevent PTB in women at-risk due to SCL.

There are currently ongoing clinical trials evaluating use of pessary to PTB birth in women with SCL; cerclage to prevent PTB in women with SCL and a history of a prior preterm birth or mid-trimester miscarriage.  One Phase 3 study by the University of Kansas Medical Center that is currently recruiting participants is attempting to determine if giving a larger amount of

Docosahexaenoic acid (DHA) than currently included in some prenatal supplements can reduce early preterm birth. Another ongoing but not recruiting Phase 1 study by the University of Pennsylvania is investigating prevention of preterm birth in women 18-50 years old with singleton pregnancy and short cervical length (<25mm) using a bioteque cup pessary placed between 18 and 23 6/7 week's gestation. An ongoing and recruiting Phase 4 study by Federio II University is investigating cervical cerclage for preventing spontaneous preterm birth in singleton pregnancies without prior spontaneous preterm birth and with short transvaginal ultrasound cervical length. Another study completed several years ago by Maternal-Infantil Vall d´Hebron Hospital investigated the use of the Aravin pessary, a silicon ring, for the reduction of spontaneous preterm birth in women with short cervical length at 18-22 weeks scan.

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

Competition among organizations providing pharmaceutical development and analytical services is characterized by technical expertise and reputation, breadth of technical services, budget considerations, and the ability to timely meet the customer’s requirements. Accordingly, our success depends in part on establishing, maintaining and expanding our client base, offering new innovative services and maintaining regulatory and quality compliance.

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

Under the terms of the amended license and supply agreement, we will sell CRINONE to Merck KGaA on a country-by-country basis at the greater of (i) direct manufacturing cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option of converting the agreement into a license agreement and will be free to manufacture, or have manufactured, CRINONE pursuant to the terms set forth in the current license and supply agreement.

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

Allergan

Within the United States, CRINONE is marketed by Allergan (which changed its name from Actavis, Inc. in 2015 and from Watson Pharmaceuticals, Inc. in 2012, each as a result of an acquisition) pursuant to a Purchase and Collaboration Agreement dated March 2010. Pursuant to the terms of this agreement, Allergan purchased certain of our assets and we agreed to participate in joint development activities with Allergan with respect to the development of certain progesterone gel products. In December 2013, we and Allergan held our last joint development committee meeting, and there have been no joint development activities since then. In July 2010, and in connection with this agreement, we entered into a License Agreement with Allergan, which provided Allergan with exclusive rights to develop, manufacture and offer to sell and commercialize these progesterone gel products in the United States. We also entered into a Supply Agreement with Allergan, dated July 2010, which made us the exclusive supplier to Allergan for CRINONE.

Pursuant to the Purchase and Collaboration Agreement, we were eligible to receive royalties until July 2, 2020 equal to a minimum of 10% of annual net sales of CRINONE by Allergan for annual net sales up to $150 million, 15% for sales above $150 million but less than $250 million, and 20% for annual net sales of $250 million and over. Royalties under the Purchase and Collaboration Agreement were payable until the latest of (i) the last valid claim, (ii) expiration of regulatory exclusivity or (iii) the 10th anniversary of product launch. In November 2016, we entered into an agreement with Allergan, to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us.

Massachusetts General Hospital

On March 27, 2015 we entered into an Exclusive Patent License Agreement with Massachusetts General Hospital, (“MGH”) pursuant to which we licensed the exclusive worldwide rights to MGH’s patent rights in a novel IVR technology for the delivery of one or more pharmaceuticals at different dosages and release rates in a single segmented ring.

Unless earlier terminated by the parties, the license agreement will remain in effect until the later of (i) the date on which all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned and (ii) one year after the last sale for which a royalty is due under the license agreement or 10 years after such expiration or abandonment date referred to in (i), whichever is earlier. We have the right to terminate the license agreement by giving 90 days advance written notice to MGH. MGH has the right to terminate the license agreement based on our failure to make payments due under the license agreement, subject to a 15 day cure period, or our failure to maintain the insurance required by the license agreement. MGH may also terminate the license agreement based on our non-financial default under the license agreement, subject to a 60 day cure period.

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

Under the terms of the license agreement, we have agreed to use commercially reasonable efforts to develop and commercialize at least one product and/or process related to the IVR technology, which efforts will include the making of certain minimum annual expenditures in each of the first five years following the effective date of the license agreement. We have also agreed to pay MGH certain milestone payments totaling up to $1.2 million tied to our achievement of certain development and commercialization milestones, and certain annual royalty payments based on net sales of any such patented products or processes developed by us.

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
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical study related regulations, referred to as good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its proposed indication;

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA with the submission of an NDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, subject selection and exclusion criteria, the trial procedures, the parameters to be used in monitoring safety, the efficacy criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an institutional review board (“IRB”), at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to the FDA for review, and to the IRB for approval. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the above-described clinical trials and nonclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

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

NDA Submission and Review by the FDA

Assuming successful completion of the required clinical and nonclinical testing, the results of nonclinical studies and clinical trials, including negative or ambiguous results, and information about the manufacturing process and facilities, are all submitted to the FDA, along with the proposed labeling, as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. The user fee must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances including where the applicant employs fewer than 500 employees (including employees of affiliates) where the applicant does not have a drug product that has been approved and introduced or delivered for introduction into interstate commerce and where the applicant (including its affiliates) is submitting its first marketing application. Product candidates that are designated as orphan drugs, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.

In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (“CRL”). If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified in the NDA. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, and may require additional clinical or nonclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

If a product is not eligible for NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation or indication for a previously approved product, if one or more new clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, the three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will also not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. Moreover, even if a product receives a period of exclusivity, a physician may prescribe the reference listed drug or a generic version of the reference listed drug off-label for the same use as the newly approved drug.

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

The FDA also strictly regulates marketing, labeling, advertising, including direct to consumer advertising, and promotion of drug products that are placed on the market. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts.

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

Moreover, the Drug Quality and Security Act (“DQSA”), enacted in 2013, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing, which are being implemented over a 10 year period. Among the requirements of this legislation, manufacturers are or will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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
•

a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually-specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or,

•

any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health develop research plans and periodically report on the status of the research and related expenditures to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for governmental or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if approved, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates, if approved.

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

The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. This statute has been interpreted to prohibit presenting claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

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

In addition to HIPAA and HITECH, other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use and disclosure of personal information. Various foreign countries also have, or are developing, laws governing the collection, use and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement of it on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law.  This Act, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

OUR REPORTING SEGMENTS

We currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE, our sole commercialized product to our commercial partner, Merck KGaA, internationally. The product segment also includes the royalty stream we received, until October 2016 from Allergan, for CRINONE sales in the United States as well as the development of new product candidates. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services provided to our customers, as well as characterizing and developing pharmaceutical product candidates for our internal programs and managing the preclinical and clinical manufacturing of our technology.  In the years ended December 31, 2016, 2015 and 2014 revenue from our product segment was $41.5 million, $26.6 million and $24.6 million, respectively.  In the years ended December 31, 2016, 2015 and 2014, revenue from our service segment was $13.1 million, $11.7 million and $8.8 million, respectively.

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

EMPLOYEES

As of February 28, 2017, we had 139 employees, including four executive officers, 16 employees in supply chain management and quality, four employees in sales and marketing functions, 70 employees in technical and other production functions, 10 employees in research and development functions and 35 employees in other administrative functions. We also use consultants as necessary to support key functions.

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

ADDITIONAL INFORMATION

We were incorporated as a Delaware corporation in 1986. Our principal executive offices are located at 33 Arch Street, Suite 3110, Boston Massachusetts 02110, and our telephone number is (617) 639-1500. In April 2015 we changed our name from Columbia Laboratories, Inc. to Juniper Pharmaceuticals, Inc. and also changed our ticker symbol from CBRX to JNP. Our wholly-owned subsidiaries are Columbia Laboratories (Bermuda) Ltd. (“Columbia Bermuda”), Juniper Pharmaceuticals (France) SARL (“Juniper France”), Juniper Pharmaceuticals (U.K.) Limited (“Juniper U.K.”), and Juniper Pharma Services Ltd (U.K.) (“JPS”).

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

Risks Related to the Clinical Development, Regulatory Review, Approval and Commercialization of Our Product Candidates

Preclinical drug development is a lengthy and expensive process with an uncertain outcome.

In order to obtain FDA approval to market a new drug product we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct “adequate and well-controlled” clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug application, or IND. We are refining the cGMP formulation and plan to perform preclinical activities for JNP-0101 upon completion of these activities. We are focusing on preclinical activities for JNP-0201 and JNP-0301, and expect an IND submission for JNP-0201 and for JNP-0301 in the first half of 2018. While we expect that our planned preclinical work will help support our expected IND submissions to the FDA, we cannot be certain of the timely completion or outcome of these prototype development efforts and planned preclinical studies. We also cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our prototype development efforts and planned preclinical activities will ultimately support the further development of these product candidates. Thus, we cannot be sure that we will be able to submit INDs in the planned time-frame if at all, and we cannot be sure that submission of the INDs will result in the FDA in allowing clinical trials to begin.

Conducting preclinical testing studies is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per product candidate. Delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain product candidates conducted by our potential partners over which we have no control. The commencement and rate of completion of preclinical studies and studies for a product candidate may be delayed by many factors, including, for example:

•	the inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in reaching a consensus with regulatory agencies on study design; and
•	the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

Moreover, even if clinical trials do begin, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate statistically sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates or product candidates employing our technology. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in future trials. The failure of clinical trials to demonstrate the safety and effectiveness of a product candidate for its desired indications could harm the development of such product candidate as well as our other product candidates. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operations.

Delays in clinical trials are common for many reasons, and any such delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

If our preclinical studies and activities for our product candidates are successful, we plan to conduct clinical trials of such product candidates.  We may experience delays in clinical trials for our product candidates. Our planned clinical trials, including those for JNP-0101, JNP-0201 and JNP-0301, might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might not produce results to support further development of the product candidates; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	imposition of a clinical hold because of safety or efficacy concerns by the Data and Safety Monitoring Board or DSMB, the FDA, or the Institutional Review Board, IRB, or us;
•	imposition of a clinical hold by the FDA or other regulatory authorities because of significant problems with a product candidate in the same class as one of our product candidates;

•

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, particularly those in foreign jurisdictions;

•	delays in obtaining required IRB approval at each site;
•	delays in identifying, recruiting, and training suitable clinical investigators;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities’ imposed protocol requirements;
•	the inability to retain patients who have initiated participation in a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	the inability to adequately observe patients after treatment;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new sites;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	shortages of the active pharmaceutical ingredient, or API;
•	non-compliance with regulatory requirements;
•	delays in obtaining sufficient supplies of clinical trial materials, including suitable API;
•	the need or desire to modify our manufacturing processes;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues, or adverse drug reactions;
•	delays, suspension, or termination of the clinical trials due to the IRB responsible for overseeing the study at a particular study site;
•	insufficient financial resources;
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials; and,
•	delays resulting from negative or equivocal findings of DSMB for a trial.

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

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size and nature of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion;
•	competition for patients by clinical trial programs for other competitive treatments; and,
•

clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, because some patients who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients who are available for our clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

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

All of our product candidates are in research and preclinical stages of development. We have never obtained regulatory approval for any of our product candidates.  If the results from any of our clinical trials are not positive, those results may adversely affect our ability to obtain regulatory approval to conduct additional clinical trials or possibly raise additional capital, which will affect our ability to continue research and development activities. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.

Even if we obtain regulatory approval for our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval for one or more of our product candidates in the United States, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our hormone therapy product candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved Risk Evaluation and Mitigation Strategies, or REMS, programs. If approved, our product candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable measures. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our product candidates if approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or voluntary recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases or conditions to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

The holder of an approved New Drug Application, or NDA, also is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations or comparable foreign requirements. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us. Such restrictions may include requesting a recall or requiring withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

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

The manufacture and packaging of pharmaceutical products, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the API for CRINONE.

Only one supplier of progesterone for CRINONE is approved by regulatory authorities outside the United States. To-date, we have not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier increased the price for its progesterone. It is unclear what impact, if any, an increase in the cost of progesterone will have on the demand for CRINONE.  We have identified a potential second supplier of progesterone, and expect to establish a second source in 2017.

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

Furthermore, in order to obtain approval of our product candidates, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. Each of our potential API suppliers will likely use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the results of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval, launch or commercial supply after launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for the manufacturing, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

Our development, regulatory and commercialization strategy for our product candidates depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products.

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or Section 505(b)(2). Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials to support any difference from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the listed drug has been approved, as well as for any new indication(s) sought by the Section 505(b)(2) applicant as supported by additional data. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed drug’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.

We intend to design our clinical programs to advance JNP-0101, JNP-0201 and JNP-0301 for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDAs in the United States will rely, and our marketing authorization applications, or MAA, in Europe will rely, in part, on previous findings of safety and efficacy for other similar but approved products and published scientific literature. Even though we expect to be able to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of our product candidates in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials to support approval over and above the clinical trials that we currently plan to commence. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved active ingredients in our product candidates.

In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), in the past some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, parties have filed citizen petitions objecting to the FDA approving a Section 505(b)(2) NDA on both scientific and legal and regulatory grounds. Scientific arguments have included the assertions that for the FDA to determine the similarity of the drug in the 505(b)(2) NDA to the listed drug, the agency would need to reference proprietary manufacturing information or trade secrets in the listed drug’s NDA; that it would be scientifically inappropriate for the FDA to rely on public or nonpublic information about the listed drug because it differs in various ways from the drug in the 505(b)(2) NDA; or that differences between the listed drug and the drug in the 505(b)(2) NDA may impair the latter’s safety and effectiveness. Legal and regulatory arguments have included the assertion that Section 505(b)(2) NDAs must contain a full report of investigations conducted on the drug proposed for approval, and that approving a drug through the 505(b)(2) regulatory pathway would lower the approval standards. In addition, citizen petitions have made patent-based challenges against 505(b)(2) NDAs. For example, petitioners have asserted that the FDA should refuse to file a 505(b)(2) NDA unless it references a specific NDA as the listed drug, because it is “most similar” to the proposed drug, and provides appropriate patent certification to all patents listed for that NDA; or that when a 505(b)(2) NDA is pending before the agency, but before it is approved, where the FDA approves an NDA for a drug that is pharmaceutically equivalent to the drug that is the subject of the 505(b)(2) NDA, then the FDA should require that the 505(b)(2) NDA be resubmitted referencing the approved NDA as the listed drug and certifying to the listed patents for that approved drug. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of any future product candidates we may develop.

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

Even if the medical community accepts that our products are safe and efficacious for their approved indications, physicians may not immediately be receptive to their use or may be slow to adopt our products as an accepted treatment for the symptoms for which they are intended. We cannot assure you that any labeling approved by the FDA will permit us to promote our products as being superior to competing products. If our products, if approved, do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenue from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

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

The longer term growth of our business depends in part on our efforts to utilize our proprietary delivery technologies to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends in part upon our ability to utilize our proprietary delivery technologies to develop and commercialize therapeutic products. In addition to our development and commercialization of JNP-0101, JNP-0201, and JNP-0301, we intend to pursue the development and commercialization of other product candidates that leverage our IVR technology. A significant portion of the research that we are conducting involves our IVR technology.

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

If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort, and financial resources. We may never satisfy these requirements. The effort, and financial resources we expend on the development of additional product candidates may impair our ability to continue development, obtain regulatory approval, and commercialize our current product candidates, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, these product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other regulatory authorities. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business.

Healthcare insurers and other payors may not pay for our products or may impose limits on reimbursement.

The ability of us or our partners to commercialize our prescription products will depend, in part, on the extent to which reimbursement for our products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors. If we or our partners succeed in bringing new products to market or expand the approved label for existing products, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Government health agencies, private health maintenance organizations and other third-party payors may use one or more tools including price controls, profit or reimbursement caps, and use of formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our products marketed by us or our partners from which we derive sales revenues and royalties may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a payor organization, reimbursement may be lost entirely or be reduced compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. Our partners may also decide to enter into discount or formulary fee arrangements with payors, which could result in lower or discounted prices for CRINONE or future products.  The cost of drugs has received a lot of attention from government authorities, including the U.S. Congress, and it is impossible to predict whether legislative changes will be enacted or whether regulations or policies will be changed or what the effect of such changes, if any, may be.

If our products do not have the effects intended or cause adverse events, our business may suffer.

Although many of the ingredients in our current product candidates are approved generics, human hormones, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Our product or product candidates could have certain undesirable adverse events, including if not taken as directed or if taken by a consumer who has certain medical conditions. In addition, our product and product candidates may not have the effect intended, including if they are not taken in accordance with certain instructions. Furthermore, there can be no assurance that our product or product candidates, even when used as directed, will have the effects intended or will not have adverse events in an unforeseen way or on an unforeseen cohort. If any of our products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from adverse events, our business, financial condition, results of operations, and prospects would be harmed significantly.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations, or financial results. In particular, in March 2010 the Patient Protection and Affordable Care Act and a related reconciliation bill (collectively the “Affordable Care Act”) were signed into law. This legislation changes the current system of healthcare insurance and benefits and is intended to broaden coverage and control costs. The law also contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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
•

Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs. The aggregated industry-wide fee is expected to total $28 billion through 2019. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the individual mandate, and a provision that provides federal premium tax credits to individuals purchasing coverage through health insurance exchanges. Additionally, there are legal challenges to the Affordable Care Act in lower courts on other grounds. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement of it on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, which will remain in effect until 2025 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Our operating results are dependent on the product revenues from Merck KGaA derived from the sale of CRINONE in countries outside the U.S. Revenues from sales to Merck KGaA during the years ended December 31, 2016, 2015 and 2014 constituted approximately 50%, 60% and 54% of our total revenues, respectively. We do not control the amount and timing of marketing resources that Merck KGaA may or may not devote to our product. The failure of Merck KGaA to effectively market CRINONE and maintain licensure in marketed countries could have a material adverse effect on our business, financial condition and results of operations. Our current supply agreement with Merck KGaA has an expiration date of May 19, 2020.

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

As of February 28, 2017, we had 139 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Our future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate new employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism and other natural or man-made disasters or business interruptions. The occurrence of any business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to produce clinical supplies of JNP-0101, JNP-0201, JNP-0301 and other potential product candidates could be disrupted if the operations of JPS or our other suppliers are affected by a man-made or natural disaster or other business interruption.

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

In addition, from time to time we have prepaid research and development expenses to third parties that have been deferred and capitalized as pre-payments to secure the receipt of future preclinical and clinical research and development services. These pre-payments are recognized as an expense in the period that the services are performed. We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide a future economic benefit, including the risk of third party nonperformance. If there are indicators that the third parties are unable to perform the research and development services, we may be required to take an impairment charge.

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

We are completely dependent on third parties to manufacture our commercial products, and we use single-source supplier for certain of our raw materials, and any difficulties, disruptions, or delays, or the need to find alternative sources, could adversely affect our profitability and future business prospects.

We do not currently own or operate, and currently do not plan to own or operate, facilities for the commercial manufacture of our products. We currently rely solely on third-party contract manufacturers to manufacture CRINONE and will rely on third-party contract manufacturers to manufacture any product candidates that are approved for marketing and sale. We also currently have a single supplier of ethylene vinyl acetate (“EVA”) for development applications only. We do not currently have an alternative manufacturer for our drug substance and finished drug product, and we may not be able to enter into agreements with second source manufacturers whose facilities and procedures comply with cGMP, regulations and other regulatory requirements on a timely basis and with terms that are favorable to us, if at all.

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

For example, our IVR technology utilizes medical grade ethlyene vinyl acetate polymers for which there are a limited number of vendors from a single supplier. The EVA polymer used in our IVR products must meet certain manufacturing and quality specifications in order to be used in pharmaceutical applications.  We are not aware of any companies, other than our existing supplier, which manufacture EVA meeting the specifications required for use in our pharmaceutical IVR application.  We have purchased GMP pharmaceutical grade EVA from a single supplier for development applications but have not entered into a commercial supply agreement. There can be no guarantee that we will be able to enter into a commercial supply agreement under terms that are commercially acceptable.   Even if an acceptable commercial supply agreement can be negotiated with our existing supplier, it may not be possible to identify a back-up, or second source of EVA, should they be unable to supply material, for any reason.

If we are unable to reach acceptable financial terms for research and commercial supplies with one of these vendors, our ability to commercialize products using the technology will be significantly delayed or prohibited.

We are dependent on single-source third-party suppliers of raw materials for our product, the loss of whom could impair our ability to manufacture and sell our products.

Medical grade, cross-linked polycarbophil, the polymer used in our BDS-based product is currently available from only one supplier, Lubrizol, Inc.(“Lubrizol”). We believe that Lubrizol will supply as much of the material as we require because our product ranks among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough of the product to satisfy our needs, we will be required to seek alternative sources of polycarbophil. An alternative source of polycarbophil may not be available on satisfactory terms or at all, which would impair our ability to manufacture and sell our product. While we purchase polycarbophil from Lubrizol from time to time, we do not have an agreement with them concerning future purchases.

Only one supplier of progesterone is approved by regulatory authorities outside the United States If this supplier is unable or unwilling to satisfy our needs, we will be required to seek alternative sources of supply. While alternative sources of progesterone exist, and we have identified a potential second supplier, the time needed to obtain regulatory approvals for new suppliers may impair our ability to manufacture and sell our products.

We are dependent upon single-source third-party manufacturers for our sale of CRINONE, the loss of which could result in a loss of revenues.

We rely on third parties to manufacture CRINONE, including, Fleet Laboratories Limited (“Fleet”), which manufactures CRINONE in bulk, Maropack AG (“Maropack”), which fills CRINONE into applicators, and Central Pharma Ltd (“Central Pharma”), which packages CRINONE in final containers. These third parties may not be able to satisfy our needs in the future, and we may not be able to find or obtain approval from regulatory authorities of alternate developers and manufacturers. Delays in the manufacture of CRINONE could have a material adverse effect on our business. This reliance on third parties could have an adverse effect on our profit margins. Any interruption in the manufacture of CRINONE would impair our ability to deliver our product to customers on a timely and competitive basis, and could result in the loss of revenues.

Only one supplier of progesterone for CRINONE is approved by regulatory authorities outside the United States. To-date, we have not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier has increased the price for its progesterone. It is unclear what impact, if any, an increase in the cost of progesterone will have on the demand for CRINONE.  We have identified a potential second supplier of progesterone, and expect to establish a second source in 2017.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We expect to incur increasing operating losses over the next several years. Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. If we obtain regulatory approval of JNP-0101, JNP-0201, JNP-0301 or any future product candidates, we may incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect our research and development expenses to significantly increase in connection with our potential clinical trials for JNP-0101, JNP-0201 and JNP-0301, and as we explore additional product candidates for our drug pipeline. We will also continue to incur costs associated with operating as a public company. As a result, we expect to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We need substantial amounts of cash to complete the preclinical and clinical development of our product candidates. Although we have existing cash and cash equivalents, and future cash is expected from the ongoing results of our core operations, it may not be sufficient to fund our requirements in an expeditious manner. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to these products, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

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

We have significant intangible assets, including goodwill and intangibles with useful lives ranging from three to seven years, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets we have is goodwill as well as developed technology, customer relationships, and trade names. We amortize our intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from three to seven years. We assess the potential impairment of goodwill on an annual basis.  Goodwill and intangible assets are assessed whenever triggering events or certain changes in circumstances have occurred. Factors that could trigger an impairment of such assets include the following:

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

With four international subsidiaries and third party manufacturers in the European Union, economic and political developments in the European Union can have a significant impact on our business. All of our products are currently manufactured in the European Union. We are exposed to currency fluctuations related to payment for the manufacture of our products in Euros, Pounds Sterling, Swiss Francs, and other currencies and selling them in U.S. dollars and other currencies.

Risks Related to Our Intellectual Property

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to gain approval of, and commercialize, our product candidates in foreign markets for which we may rely on collaboration with third parties. If we are able to gain approval for, and commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	the amount of reimbursement for our product candidates in foreign markets, and the nature of any limitations and caps on such reimbursement;
•	our inability to directly control commercial activities to the extent we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

The patent protection for our CRINONE product has expired, and our competitors may develop and commercialize generic or otherwise competitive products, the sales of which may materially affect the revenue we receive based on the sale of our CRINONE product around the world.

Although our CRINONE product is the primary source of our commercial revenue, the patents covering CRINONE have expired in all the major jurisdictions where CRINONE is currently being sold. As a result, we may face significant competition in those markets. Our competitors may develop and commercialize products that compete with CRINONE, and the sales of such products may materially affect the revenue we receive from Merck KGaA, based on sales of CRINONE outside the United States.

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

The success of our JNP-0101, JNP-0201, and JNP-0301 product candidates depends, in part, upon our and our licensors ability to obtain and maintain patent protection in the United States and other countries for our product candidates. If we do not receive adequate intellectual property protection, our competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we or our licensors have filed and, when appropriate, will file patent applications in the United States and abroad to seek protection for innovations relating to our novel product candidates that are important to our business. The patent application and approval process, however, is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Our commercial success depends, in part, on our and our strategic partner’s ability to develop, manufacture, market and sell our product candidates and to sell CRINONE without infringing the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.  For example, we are aware of a United States method of use patent owned by Allergan that would apply to JNP-0301, which may require us to obtain a license in order to commercialize JNP-0301.

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

The market prices and volume of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. Historically, the market price of our common stock has fluctuated over a wide range. Between 2014 and 2016, our common stock traded in a range from $4.30 to $15.44 per share. During the twelve months ended December 31, 2016, our common stock traded in a range from $4.30 to $10.21 per share. It is likely that the price of our common stock will continue to fluctuate. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including: the results of our operations, our ability to develop additional products and services, and general market conditions. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock.

Sales of large amounts of our common stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect the rights of our common stockholders.

As of December 31, 2016, we had 10,843,752 shares of common stock outstanding, of which 10,430,777 shares were freely tradable. As of that date, approximately 412,975 shares of our common stock were held by affiliates. We also have the following securities outstanding: series B convertible preferred stock, contingently redeemable series C convertible preferred stock, treasury shares, and options. If all of these securities are exercised or converted, an additional 1.6 million shares of our common stock will be outstanding, all of which will be available for resale under the Securities Act, subject in some cases to applicable volume limitations under Rule 144 of the Securities Act. The exercise and conversion of these securities would likely dilute the book value per share of our common stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

In March 2002, our Board of Directors authorized shares of series D junior participating preferred stock in connection with its adoption of a stockholder rights plan which plan was amended and restated on November 29, 2010 and subsequently on January 28, 2015, under which we issued rights to purchase series D convertible preferred stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase shares of our common stock (or, in the discretion of our Board of Directors, series D convertible preferred stock) at a price substantially discounted from the then current market price of our common stock.

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

We are a Delaware corporation. Anti-takeover provisions of Delaware law impose various obstacles to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders. In addition, our Board of Directors has adopted a stockholder rights plan (as discussed above, this plan was amended and restated on November 29, 2010 and subsequently on January 28, 2015) and has designated a series of preferred stock that could be used defensively if a takeover is threatened. Our incorporation under Delaware law, our stockholder rights plan, our ability to issue additional series of preferred stock, among other things, could impede a merger, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer for our common stock. This could reduce the market value of our common stock if investors view these factors as preventing stockholders from receiving a premium for their shares.

If equity research analysts stop publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We may be limited in our use of our net operating loss carryforwards.

As of December 31, 2016, we had certain net operating loss carryforwards of approximately $156.2 million that may be used to reduce our future U.S. federal income tax liabilities, if we become profitable on a federal income tax basis. If unused, these tax loss carryforwards will begin to expire between 2020 and 2035. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could also be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, the “Code”). If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

On January 22, 2015, our Board of Directors adopted an amendment and restatement of the Amended and Restated Rights Agreement, dated as of November 29, 2010, (the “Rights Plan”), between the Company and American Stock Transfer & Trust Company, LLC, as successor rights agent as (amended and restated, the “Amended Rights Plan”). We adopted the Rights Plan to preserve the value of our net operating loss carry forwards by reducing the likelihood that we would experience an ownership change by discouraging any person (together with such person’s affiliates and associates), without the approval of the Board of Directors, (i) from acquiring 4.99% or more of the outstanding Voting Stock (as defined in the Rights Plan) and (ii) that currently beneficially owns 4.99% or more of the outstanding Voting Stock from acquiring more shares of Voting Stock, other than by exercise or conversion of currently existing warrants, convertible securities or other equity-linked securities. In general, the Amended Rights Plan leaves the Rights Plan unchanged in all material respects, other than increasing from 4.99% or more to 9.99% or more the percentage of outstanding shares of Voting Stock that a Person must Beneficially Own (as defined in the Amended Rights Plan) in order to qualify as an “Acquiring Person” for purposes of triggering the Rights (as defined in the Amended Rights Plan) under the Amended Rights Plan. The Amended Rights Plan expired on July 3, 2016.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this report, our management, with the participation of our current President and Chief Executive Officer and our current Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2016 related to technical accounting review of significant contractual agreements and our monitoring of expenses incurred under our clinical research agreements. The material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements.

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

Although we are working to remedy the material weakness in the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

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

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$10.21	$5.30
Second Quarter	7.94	6.00
Third Quarter	8.00	4.30
Fourth Quarter	6.40	5.00
Fiscal Year Ended December 31, 2015
First Quarter	$8.40	$5.09
Second Quarter	9.75	6.10
Third Quarter	15.44	7.55
Fourth Quarter	13.49	9.52

Holders of Record

At February 28, 2017, there were approximately 100 shareholders of record of our common stock, one shareholder of record of our Series B convertible preferred stock (“Series B Preferred Stock”) and two shareholders of record of our Series C Convertible Preferred Stock (“Series C Preferred Stock”). We estimate that there were approximately 4,000 beneficial owners of our common stock on such date.

At December 31, 2016, 130 shares of our Series B Preferred Stock remain outstanding. Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock. Upon our liquidation, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into common stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of common stock into which the preferred stock is convertible.

Our contingently redeemable Series C Preferred Stock has a stated value of $1,000 per share, and is convertible into common stock at the lower of: (i) $28.00 per share of common stock; or, (ii) 100% of the average of the closing prices during the three trading days immediately preceding the conversion notice, not to exceed 294,045 shares as of December 31, 2016. The Series C Preferred Stock pays a 5% dividend, payable quarterly in arrears on the last day of each quarter. The security holders of Series C Preferred Stock have certain redemption rights due to events beyond our control such as delisting, dividend defaults and certain other defaults. The terms of the Series C Preferred Stock have remained the same since inception.

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

The table below shows the cumulative total stockholder return of an investment of $100 on December 31, 2011 in our common stock, the Russell 2000 Index, and Peer Group. Our stock price performance shown in the table below is not indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return

Juniper Pharmaceuticals, Inc., Russell 2000 Index and Peer Group*

(Performance Results Through 12/31/2016)

	December 31,
	2012	2013	2014	2015	2016
Juniper Pharmaceuticals, Inc.	$25.42	$33.05	$28.00	$51.50	$28.00
Russell 2000 Index	$114.63	$157.05	$162.60	$153.31	$183.17
Peer Group	$122.52	$192.46	$203.95	$127.12	$64.54

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

We derived the selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” We derived the selected statement of operations data for the years ended December 31, 2013 and the selected balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements and footnotes thereto included in our 2015 Annual Report on Form 10-K/A under the caption Item 8, "Financial Statements and Supplementary Data." We derived the selected statement of operations data for the year ended December 31, 2012 and the selected balance sheet data as of December 31, 2012 from our unaudited consolidated financial statements in our 2015 Annual Report on Form 10-K/A under the caption Item 6, "Selected Financial Data."

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
(000’s except per share data)
Revenues	$54,573	$38,287	$33,393	$27,583	$23,642
Gross profit	30,280	16,873	15,704	14,333	10,854
Operating expenses	25,001	18,746	10,960	10,101	10,231
Interest expense, net	97	106	118	25	—
Net income (loss)	$5,951	$(1,496)	$4,656	$4,741	$7,731
Income (loss) per common share-basic and diluted
Basic	$0.55	$(0.14)	$0.42	$0.42	$0.71
Diluted	$0.55	$(0.14)	$0.39	$0.35	$0.06
Weighted average number of common shares outstanding:
Basic	10,795	10,774	10,992	11,259	10,914
Diluted	10,891	10,774	11,007	11,273	11,063
Consolidated Balance Sheet Data:
(000’s)
Working capital	$19,735	$16,095	$16,895	$21,121	$29,971
Total assets	57,571	50,577	52,208	60,092	36,869
Notes payable	2,407	3,135	3,532	3,995	—
Contingently redeemable series C preferred stock	550	550	550	550	550
Stockholders’ equity	39,770	36,512	37,325	42,069	29,179

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a women’s health therapeutic company focused on developing therapeutics that address unmet medical needs in women’s health. Our marketed product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health. These technologies consist of our bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product, and our novel intravaginal ring (“IVR”) technology, a multi-segment IVR.

The Company currently operates in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE, the Company’s sole commercialized product, to our international commercial partner, Merck KGaA. The product segment also includes the royalty stream the Company received from Allergan for CRINONE sales in the United States, until the November 2016 monetization agreement, as well as the development of new product candidates. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers, as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing certain preclinical activities.

Our objective is to be a leader in the discovery, development, and commercialization of therapeutics designed to treat unmet medical needs in women’s health. Key elements of our strategy include:

•	Advancing our product candidates from clinical development through regulatory approvals utilizing our IVR technology to target overactive bladder, hormone replacement therapy, and preterm birth;
•	Supplying CRINONE to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;
•

Growing revenue from our formulation, analytical and product development capabilities at our pharmaceutical service business, Juniper Pharma Services (“JPS”), and deploying those same capabilities for the advancement of our in-house product candidates;

•	Exploring potential business development collaborations, including co-development opportunities that leverage our IVR technology and/or the pharmaceutical development capabilities of JPS; and
•	Expanding our product pipeline through in-licensing or acquisition of externally-developed women’s health therapeutics.

We are applying the revenue generated from our CRINONE franchise and JPS to partially fund the commercialization of new therapeutics using our proprietary drug delivery technologies. We believe this strategy, in concert with our product and product development programs, positions us well for effective and capital-efficient growth.

In August 2016, we announced that a Phase 2b clinical trial evaluating COL-1077 (10% lidocaine bioadhesive vaginal gel) for the reduction of pain intensity in women undergoing an endometrial biopsy with tenaculum placement did not achieve its primary and secondary endpoints. The safety and pharmacokinetic profiles of COL-1077 were consistent with what has been observed in prior clinical trials of the lidocaine bioadhesive vaginal gel. Based on the outcome of this study we discontinued further development of COL-1077, with resources reallocated to our  preclinical programs.

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

Under the terms of the amended license and supply agreement, we will sell CRINONE to Merck KGaA on a country-by-country basis at the greater of (i) direct manufacturing cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option of converting the agreement into a license agreement and will be free to manufacture, or have manufactured, CRINONE pursuant to the terms set forth in the current license and supply agreement.

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

Pursuant to the Purchase and Collaboration Agreement, we were eligible to receive royalties until July 2, 2020 equal to a minimum of 10% of annual net sales of CRINONE by Allergan for annual net sales up to $150 million, 15% for sales above $150 million but less than $250 million, and 20% for annual net sales of $250 million and over. Royalties under the Purchase and Collaboration Agreement were payable until the latest of (i) the last valid claim, (ii) expiration of regulatory exclusivity or (iii) the 10th anniversary of product launch.  In November 2016, we entered into an agreement with Allergan to monetize future royalty payments due to us.  Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to pay future royalty payments to us.  This amount was recognized as revenue in the year ended December 31, 2016.

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

Under the terms of the license agreement, we have agreed to use commercially reasonable efforts to develop and commercialize at least one product and/or process related to the IVR technology, which efforts will include the making of certain minimum annual expenditures in each of the first five years following the effective date of the license. We have also agreed to pay MGH certain milestone payments totaling up to $1.2 million tied to our achievement of certain development and commercialization milestones, and certain annual royalty payments based on net sales of any such patented products or processes developed by us.

Corporate Office Relocation

In October, 2015, we relocated our corporate facilities to 33 Arch Street in Boston, Massachusetts.

Revenues

We generate revenues primarily from the sale of our products and services and, prior to November 2016, from a royalty stream that ceased as of October 2016. During the year ended December 31, 2016, we derived approximately 50% of our revenues from the sale of our products, 24% from the sale of our services and 26% from our royalty stream. During the year ended December 31, 2015, we derived approximately 60% of our revenues from the sale of our products, 30% from the sale of our services and 10% from our royalty stream. During the year ended December 31, 2014, we derived approximately 55% of our revenues from the sale of our products, 26% from the sale of our services and 19% from our royalty stream. We recognize revenue from the sale of our products to Merck KGaA when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.  Revenues from services are recognized as the work is performed, and revenues from royalties are generally recognized as sales are made by Allergan.  In the year ended December 31, 2016, royalty revenue includes $11.0 million related to the one-time non-refundable payment from Allergan representing all future royalties due to us.

We sell our products directly to our partner Merck KGaA and use a sales force to sell our services worldwide. During the years ended December 31, 2016, 2015 and 2014, we derived 63%, 80% and 69% of our total revenues, respectively, from sales outside North America.

Our services business is supported by sales and business development activities conducted by company executives and a dedicated business development team. At December 31, 2016, we had three dedicated sales employees based in the United Kingdom covering territories worldwide and one U.S. based sales employee. A technical support team, which covers the scientific aspects of customer programs, supports this sales team.

We expect that future recurring revenues will be derived from product sales to Merck KGaA, and from offering pharmaceutical development, clinical trial manufacturing, and analytical and consulting services. Quarterly sales results can vary widely and affect comparisons with prior periods because (i) products shipped to Merck KGaA occur only in full batches, and a portion of revenue recognized each period relates to Merck KGaA’s in-market sales and (ii) service revenues are driven by contracting and maintaining an active backlog of customer projects, which may vary widely from quarter to quarter.

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

Research and Development Expenses

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2014, we resumed research and development activities for COL-1077, a sustained-release vaginal lidocaine gel intended as an acute use anesthetic for minimally invasive gynecological procedures. In 2015, we entered into a Phase 2b clinical trial for COL-1077 which continued into 2016. In August 2016, we announced that the Phase 2b clinical trial evaluating COL-1077 did not achieve its primary and secondary endpoints and that further development of COL-1077 would be discontinued.

We are advancing three preclinical product development programs: JNP-0101 for overactive bladder, JNP-0201 for hormone replacement therapy in women, and JNP-0301 for prevention of preterm birth. In 2017, we expect our research and development expenses to increase from 2016 levels as a result of our further research and development efforts, including activities related to JNP-0101, JNP-0201 and JNP-0301.

General and Administrative Expenses

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with administrative and support staff, as well as legal and accounting costs, insurance costs, bad debt expense and other administrative fees.

Interest Expense, net

Interest expense consists of interest payments associated with the debt assumed as a part of the acquisition of JPS in 2013. The debt assumed is secured by a mortgage on the facilities that we own in Nottingham.

Change in the Fair Value of Common Stock Warrants

We account for our warrants in accordance with “ASC 815-40” Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. Our warrants were classified as liabilities because they included a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there were circumstances, irrespective of likelihood that they may not be within our control, that could have prevented delivery of registered shares, ASC 815-40 required the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income or expense in our Consolidated Statements of Operations. The fair value of our warrants was determined using a Black-Scholes option pricing model, and was affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. In 2009 we issued warrants to purchase 681,275 shares of common stock with an exercise price of $12.16 per share. These warrants expired in April 2015 and therefore, had no fair value at December 31, 2015 and December 31, 2016.

Other Income, net

Other income, net consists primarily of income associated with the Regional Growth Fund, foreign currency re-measurement gains or losses and other miscellaneous income and expense items.

Provision for Income Taxes

The Company operates in multiple countries and has evaluated the need for a valuation allowance on a separate jurisdiction basis. Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In the current period, the Company determined that it is more likely than not that the benefits from the utilization of its tax loss carryforwards in the United States and the United Kingdom will not be realized based on the weight of available evidence. Consequently, a full valuation allowance remains recorded against net deferred tax assets in the aforementioned jurisdictions.

We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future.

Results of Operations

Years Ended December 31, 2016 and 2015

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	Year Ended December 31,
	2016		2015
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
Product revenues	$27,211	50%	$22,891	60%	$4,320	19%
Service revenues	13,065	24	11,651	30	1,414	12
Royalties	14,297	26	3,745	10	10,552	282
Total revenues	54,573	100	38,287	100	16,286	43
Cost of product revenues	15,595	29	13,053	34	2,542	19
Cost of service revenues	8,698	16	8,361	22	337	4
Total cost of revenues	24,293	45	21,414	56	2,879	13
Gross profit	30,280	55	16,873	44	13,407	79
Operating expenses:
Sales and Marketing	1,259	2	1,249	3	10	1
Research and development	9,676	18	7,039	18	2,637	37
General and administrative	14,066	26	10,458	27	3,608	34
Total operating expenses	25,001	46	18,746	49	6,255	33
Income (loss) from operations	5,279	10	(1,873)	(5)	7,152	(382)
Interest expense, net	(97)	—	(106)	—	9	(8)
Other income, net	860	2	488	1	372	76
Income (loss) before income taxes	6,042	11	(1,491)	(4)	7,533	(505)
Provision for income taxes	91	—	5	—	86	1720
Net income (loss)	$5,951	11%	$(1,496)	(4)%	$7,447	(498)%

Revenues

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Product revenues	$27,211	$22,891	$4,320	19%
Service revenues	13,065	11,651	1,414	12
Royalties	14,297	3,745	10,552	282
Total revenues	$54,573	$38,287	$16,286	43%

Revenues for the year ended December 31, 2016 increased by $16.3 million, or 43%, as compared to the year ended December 31, 2015. The increase was primarily attributable to the following factors by segment:

Product

•

Revenues from the sale of CRINONE increased by approximately $4.3 million, or 19%, from the 2015 period primarily due to both in-market and new market growth by Merck KGaA. Revenue included $19.8 million related to product shipped to Merck KGaA and $7.4 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2016. Revenue included $17.6 million related to product shipped to Merck KGaA and $5.3 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2015.

•

Royalty revenues increased $10.6 million, or 282%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, driven by the one-time payment from Allergan of $11.0 million representing all future royalty amounts payable.  No further royalty payments will be made by Allergan. Royalties for 2015 are based solely on Allergan’s sales of CRINONE.

Service

•

Service revenues increased by approximately $1.4 million, or 12%, from the 2015 period primarily due to increases in customer volume across our service offering and a sales focus on larger customer contracts.

Cost of revenues

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Cost of product revenues	$15,595	$13,053	$2,542	19
Cost of service revenues	8,698	8,361	337	4
Total cost of revenues	$24,293	$21,414	$2,879	13%
Total cost of revenue (as a percentage of total revenues)	45%	56%
Product gross margin	62%	51%
Services gross margin	33%	28%

Total cost of revenues was $24.3 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively. The increase in total cost of revenues in 2016 was largely driven by the higher volume of CRINONE sold to Merck KGaA offset by a reduction in our per unit costs year over year. There was a 21% increase in CRINONE units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.  Personnel costs are scaled to support customer volume.

Product gross margin, including royalty income, increased in 2016 as compared to 2015 due to the monetization of the Allergan royalty as well as the increase in product sold through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA. Service gross margin increased in 2016 as compared to 2015 due to a shift in the mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Sales and marketing	$1,259	$1,249	$10	1%
Sales and marketing (as a percentage of total revenues)	2%	3%

Sales and marketing expenses incurred during the years ended December 31, 2016 and 2015 were attributable to our services business and consist of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expenses in 2016 primarily relates to our investment in the U.S. market in 2016 offset by recruiting expense in 2015.

Research and development

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Research and development	$9,676	$7,039	$2,637	37%
Research and development (as a percentage of total revenues)	18%	18%

Research and development expenses primarily include clinical trial costs, personnel-related expenses and professional service consultants.  The $2.6 million increase in research and development costs year over year was largely associated with the phase 2b clinical trial of COL-1077, which was completed in August 2016.  This trial did not achieve its primary and secondary endpoints, and further development of COL-1077 has been discontinued.  In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and were given stock-based awards in connection with their advisory agreements.  We recorded $1.1 million of stock-based compensation expense in the year ended December 31, 2015 related to these awards, compared to a $0.1 million reduction in stock-based compensation expense in the year ended December 31, 2016.  As we continue to advance JNP-0101, JNP-0201 and JNP-0301, we expect corresponding increases in research and development costs.

General and administrative

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
General and administrative	$14,066	$10,458	$3,608	34%
General and administrative (as a percentage of total revenues)	26%	27%

General and administrative expenses increased by $3.6 million to $14.1 million for the year ended December 31, 2016, compared with $10.5 million for the year ended December 31, 2015. This increase was attributable principally to costs associated with the creation of an internal business development function in 2016, in addition to higher professional services costs including accounting, legal and consulting, personnel costs, facility costs, and other costs associated with the Company’s growth.

Non-operating income and expense

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Interest expense, net	$(97)	$(106)	$9	(8)%
Other income, net	$860	$488	$372	76%

The decrease in interest expense, net, primarily relates to the weakening of the British pound in 2016 versus 2015 for the interest paid on the debt related to our Nottingham facility.

Other income, net, for the year ended December 31, 2016 increased primarily due to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and the British Pound against the U.S. dollar.

Provision for income taxes

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2016	2015	Change	Change
Provision for income taxes	$91	$5	$86	1720%
Provision for income taxes (as a percentage of income before taxes)	1.5%	(0.3)%

The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed.  The 2015 tax expense represents state minimum taxes owed.  Currently, we have a full valuation allowance offsetting our net domestic and foreign deferred tax asset.

Years Ended December 31, 2015 and 2014

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
Product revenues	$22,891	60%	$18,310	55%	$4,581	25%
Service revenues	11,651	30	8,770	26	2,881	33
Royalties	3,745	10	6,313	19	(2,568)	(41)
Total revenues	38,287	100	33,393	100	4,894	15
Cost of product revenues	13,053	34	10,470	31	2,583	25
Cost of service revenues	8,361	22	7,219	22	1,142	16
Total cost of revenues	21,414	56	17,689	53	3,725	21
Gross profit	16,873	44	15,704	47	1,169	7
Operating expenses:
Sales and marketing	1,249	3	1,708	5	(459)	(27)
Research and development	7,039	18	663	2	6,376	962
General and administrative	10,458	27	8,589	26	1,869	22
Total operating expenses	18,746	49	10,960	33	7,786	71
(Loss) income from operations	(1,873)	(5)	4,744	14	(6,617)	(139)
Interest expense, net	(106)	—	(118)	—	12	(10)
Change in fair value of common stock warrant liability	—	—	379	1	(379)	(100)
Other income, net	488	1	302	1	186	62
(Loss) income before income taxes	(1,491)	(4)	5,307	16	(6,798)	(128)
Provision for income taxes	5	—	651	2	(646)	(99)
Net (loss) income	$(1,496)	(4)%	$4,656	14%	$(6,152)	(132)%

Revenues

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
Product revenues	$22,891	$18,310	$4,581	25%
Service revenues	11,651	8,770	2,881	33
Royalties	3,745	6,313	(2,568)	(41)
Total revenues	$38,287	$33,393	$4,894	15%

Revenues for the year ended December 31, 2015 increased by $4.9 million, or 15%, as compared to the year ended December 31, 2014. The increase was primarily attributable to the following factors by segment:

Product

•

Revenues from the sale of products increased by approximately $4.6 million, or 25%, from the 2014 period primarily due to the resumption of normalized shipments of CRINONE in a key market in the third quarter of 2014, along with in-market growth coupled with entry into new markets. Revenue included $17.6 million related to product shipped to Merck KGaA and $5.3 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2015. Revenue included $14.2 million related to product shipped to Merck KGaA and $4.1 million related to product sold through by Merck KGaA to its customers in the year ended December 31, 2014.

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

Service

•	Service revenues increased approximately $2.9 million, or 33%, from the 2014 period primarily due to increases in customer volume across our service offering.

Cost of revenues

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
Cost of product revenues	$13,053	$10,470	$2,583	25%
Cost of service revenues	8,361	7,219	1,142	16
Total cost of revenues	$21,414	$17,689	$3,725	21%
Total cost of revenue (as a percentage of total revenues)	56%	53%
Product gross margin	51%	57%
Services gross margin	28%	18%

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

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. The increase in cost of service revenue is largely driven by personnel costs which are scaled to support customer volume.

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

Sales and marketing

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
Sales and marketing	$1,249	$1,708	$(459)	(27)%
Sales and marketing (as a percentage of total revenues)	3%	5%

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

Research and development

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
Research and development	$7,039	$663	$6,376	962%
Research and development (as a percentage of total revenues)	18%	2%

Research and development costs incurred during the year ended December 31, 2015 were primarily associated with the development of COL-1077. These costs mainly consist of personnel-related expenses for employees directly involved in product development as well as professional service consultants. Drs. Robert Langer and William Crowley joined our Company as strategic advisors in March 2015 and were given stock-based awards in connection with their advisory agreements.  We incurred $1.1 million of stock compensation expense in the year ended December 31, 2015 related to these awards.

General and administrative

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
General and administrative	$10,458	$8,589	$1,869	22%
General and administrative (as a percentage of total revenues)	27%	26%

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

Non-operating income and expense

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
Interest expense, net	$(106)	$(118)	$12	(10)%
Change in fair value of common stock warrant liability	$-	$379	$(379)	(100)%
Other income, net	$488	$302	$186	62%

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

Other income, net, for the year ended December 31, 2015 increased primarily due to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and the British Pound against the U.S. dollar in the 2015 period.

Provision for income taxes

	Year Ended December 31,		$	%
(in thousands, except for percentages)	2015	2014	Change	Change
Provision for income taxes	$5	$651	$(646)	(99)%
Provision for income taxes (as a percentage of income before taxes)	(0.3)%	12%

The 2015 tax expense represents state minimum taxes owed. In the fourth quarter of 2014, we determined that the utilization of our tax loss carryforwards in the United Kingdom was not likely to be realized. This was due to updated forecasts and projections on product development efforts the Company was beginning to undertake. Consequently, we have recorded a full valuation allowance against our net deferred tax assets in this jurisdiction, resulting in deferred tax expense of $0.5 million. The remainder of our 2014 tax expense represents federal alternative minimum tax, state minimum taxes owed, and a one-time clawback provision under a New Jersey Economic Development Authority program relating to the sale of our state net operating losses. Currently, we have a full valuation allowance offsetting our net domestic and foreign deferred tax asset.

Liquidity and Capital Resources

We require cash to fund operating expenses and working capital needs, finance research and development and product development efforts, make capital expenditures and fund acquisitions.

At December 31, 2016, our cash and cash equivalents were $21.0 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase, and consist of cash in operating accounts.  In November 2016, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments due to us.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures increased for the twelve months ended December 31, 2016, as compared to the twelve months ended December 31, 2015, due primarily to investments in capital equipment made at our Nottingham, U.K. site and our contract manufacturer sites in the current year. We expect our capital expenditures to increase in the year ending December 31, 2017, as compared to the year ended December 31, 2016, primarily due to investments made related to research and development and additional investments in capital equipment at our Nottingham, U.K. site.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2014, we resumed research and development activities for COL-1077, an investigational sustained-release vaginal lidocaine gel, intended as an acute use anesthetic for minimally invasive gynecological procedures. We continued the research and development of COL-1077 in 2015 and 2016, until our unsuccessful phase 2b study in the second half of 2016.  In 2017, we expect our research and development expenses will increase from 2016 levels as we advance research and development, including efforts related to JNP-0101, JNP-0201 and JNP-0301.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures at least through March 2018.  The Company may be dependent on its ability raise additional capital to finance operations beyond March 2018 and fund research and development programs.  If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its research and development programs.

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2016 was $11.2 million and resulted primarily from $6.0 million of net income for the period, inclusive of a non-recurring one-time benefit of $11.0 million from the monetization of the U.S. CRINONE royalty. Net income of $6.0 million was offset by non-cash items including approximately $3.1 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items increased cash from operating activities by approximately $2.1 million, primarily driven by increases to accounts payable, accrued expenses and deferred revenue offset by an increase to inventory. Net cash used in investing activities was $3.6 million for the year ended December 31, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.3 million for the year ended December 31, 2016, primarily relating to the principal payments on the note (Lloyds Loan Agreement).

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

Contractual Obligations

Our significant outstanding contractual obligations relate to operating leases for our facilities that are not owned and debt assumed as a result of the acquisition of JPS on September 12, 2013. Our facility leases are non-cancellable and contain renewal options. Our future contractual obligations include the following:

Contractual Obligations

	Payments Due by Period
	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$953	$436	$517	$—	$—
Loan principal repayments	2,407	204	428	454	1,321
Total	$3,360	$640	$945	$454	$1,321

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million under the Loan Agreement and as of December 31, 2016 owed a principal balance of $2.4 million. The three loan facilities are each repayable in monthly installments: one started repayment in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at December 31, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the twelve months ended December 31, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of JPS’ business. As of December 31, 2016, JPS remained in compliance with all of the covenants under the Loan Agreement.

In September 2013, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of their second facility, which includes analytical labs, office space, and a clinical manufacturing facility. As a part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of December 31, 2016, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis over the next year. As of December 31, 2016, the obligation is valued at $0.6 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following:

Year	Total
2017	592
Total	$592

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of December 31, 2016.

We believe the following critical accounting policies require significant judgment and estimates by us in the preparation of our financial statements.

Revenue Recognition

Revenues include product revenues, which primarily consist of sales of CRINONE to Merck KGaA, royalty revenues, which primarily consist of royalty revenues from Allergan on sales of CRINONE until the November 2016 monetization agreement, and service revenues, which primarily consist of analytical and consulting services, pharmaceutical development and clinical trial manufacturing services and other revenues.

Product Revenue

Revenues from the sale of products are recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s net estimated selling price, or (ii) our direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. We record revenue at the minimum selling price, which is our direct manufacturing cost plus 20% at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. We record deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, we record an adjustment to increase revenue to reflect the difference between Merck KGaA’s net selling price and the minimum price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGaA’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. We record reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

In April 2013, our license and supply agreement with Merck KGaA for the sale of CRINONE outside the United States was renewed for an additional five year term, extending the expiration date to May 19, 2020.

Service Revenue

The professional service contracts that we enter into and operate under specifies whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of Juniper’s engagements can be longer in duration.

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

Service revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, which are labor-related, to the total estimated project costs. Project costs are classified in costs of services and are based on the direct salary of the employees on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our vendors. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. In the event of a termination, fixed-price contracts generally provide for payment for services rendered up to the termination date.

Service revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

Royalty revenues, based on sales by licensees, are recorded as revenues when those sales are made by the licensees.  In November 2016, we received a one-time payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us.

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

Deferred Revenue

Our deferred revenue balance consists of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Product revenues	$4,647	$2,854
Service revenues	385	543
Regional Growth Fund	592	1,480
Total	$5,624	$4,877

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

As part of the acquisition of Juniper Pharma Services, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of December 31, 2016, we are in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations on a decelerated basis through September 30, 2017.

Inventories

We state all inventories at the lower of cost or market value, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance as of December 31, 2016 and 2015 was $5.6 million and $3.6 million, respectively.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Our inventory allowance as of December 31, 2016 and 2015 was $45,000 and $0.3 million, respectively.

Segments

We currently operate in two segments: product and service. Our product segment oversees the supply chain and manufacturing of CRINONE, our sole commercialized product. The product segment also includes the royalty stream we receive from Allergan for CRINONE sales in the United States until the November 2016 monetization agreement, as well as the development of new product candidates. Our service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services we provide to our customers, as well as characterizing and developing pharmaceutical product candidates for our internal programs and managing the certain preclinical activities including manufacturing of our pipeline products.

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

We have concluded that our business represents two reporting units for goodwill impairment testing, which are product and service. Our goodwill is assigned to our service reporting unit. In August 2016, we announced that our Phase 2b clinical trial evaluating COL-1077 did not achieve its primary and secondary endpoints and that further development on COL-1077 would be discontinued. We considered the determination that further development on COL-1077 would not continue to be a triggering event, as of August 16, 2016, requiring a test for impairment under ASC 350. We have performed tests for impairment as of the date of the triggering event as well as October 1, 2016, the date of our annual test and have determined that our goodwill is not impaired as of either date.

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

Accounting for Fair Value for Common Stock Warrant Liabilities

The estimated fair value of the common stock warrant liability was determined by using the Black-Scholes option pricing model which was based on our stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and was classified as a Level 2 measurement. The common stock warrant liability expired in April 2015.

Share-Based Compensation

We recognize employee share-based compensation expense in accordance with ASC 718, Share Based Payment (“ASC 718”), for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

We recognize non-employee share-based compensation expense in accordance with ASC Subtopic 505-50, Equity – Equity Based Payments to Nonemployees. Non-employee share-based compensation expense is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the method and impact that the adoption will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the method and impact that the adoption will have on our consolidated financial statements and related disclosures.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Juniper beginning in the first quarter of 2018 and early adoption is permitted. We are currently evaluating the effect, if any, that the standard will have on our consolidated financial statements and related disclosures.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We are currently evaluating the method but do not anticipate the adoption will have an impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are currently evaluating the method but do not anticipate the adoption will have an impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this ASU did not have an impact on our financial statements except for disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one year delay for the effective date of the revenue standard. The guidance is effective for us beginning January 1, 2018 and, at that time we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is permitted for one year prior to the required adoption date. We are currently evaluating the method and impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 68% of our total international revenues during the year ended December 31, 2016. The remaining 32% of our international revenues were in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our exposure is reduced given assets and liabilities, revenues and expenses are designated in U.S. dollars or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar-based operations. We may be exposed to exchange rate fluctuations that occur from certain intercompany transactions with our subsidiaries, which we recognize as unrealized gains and losses in our statements of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Based upon the recommendation of our Audit Committee, PricewaterhouseCoopers LLP replaced BDO LLP as the Company's independent registered public accounting firm for the fiscal year ending on December 31, 2016. That change was reported by the Company in a Current Report on Form 8-K dated June 13, 2016, filed with the SEC on June 15, 2016.

Item 9A.	Controls and Procedures

Overview

As previously reported on Form 10-K/A filed on November 14, 2016, on October 18, 2016, during the course of responding to a comment letter from the staff of the U.S. Securities and Exchange Commission, we determined that our audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, as reported in our Annual Report on Form 10-K filed on March 10, 2016 and amended on April 22, 2016, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, and the related quarters in 2015, as reported in our Quarterly Reports on Form 10-Q filed on May 4, 2016 and August 4, 2016, respectively, should no longer be relied upon due to an error identified therein, and we restated these financial statements.

The revenue errors related to the determination that a portion of the invoice price of product sold under our supply agreement with Ares Trading S.A. (an affiliate of Merck KGaA) is considered contingent, and therefore not fixed or determinable at the time of shipment. Our previous practice was to record revenue at the time of shipment based on the invoice price, with an adjustment to increase or decrease revenue upon completion of the quarterly reconciliation process. Accordingly, correction of the revenue errors resulted in a timing difference for the contingent portion of revenue from our original methodology. Under the corrected methodology, revenue is recognized in the period product is shipped to Merck KGaA for the fixed portion only (direct manufacturing cost plus 20%) with the contingent portion of the invoice price initially recorded as deferred revenue and subsequently recognized upon completion of a quarterly reconciliation process that occurs after receiving sell-through information from Merck KGaA on a country-by-country basis.

Additionally, we have a contract related to a COL-1077 clinical trial which has been in place since May 2015. During the course of compiling our results for the quarter ended September 30, 2016, we identified certain research and development expenses which had been incurred during the year ended December 31, 2015 and research and development expenses incurred during the three months ended March 31, 2016 and June 30, 2016 which had not been properly recorded in the periods in which the expenses related. The restatements described above reflect the recognition of additional research and development expense in the affected periods, with corresponding adjustments to prepaid expenses and other current assets, and accrued expenses related to those amounts.

As a result of these corrections, we restated certain amounts in our consolidated financial statement for the years ended December 31, 2015, 2014 and 2013 as well as unaudited quarterly financial information for each quarter in the years ended December 31, 2015 and 2014 and the quarters ended March 31, 2016 and June 30, 2016.  There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the years prior to 2013.  Accordingly, we have included restated consolidated financial information for the years ended December 31, 2015, 2014, 2013, and 2012 in the “Selected Financial Data” table of this Form 10-K.

Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 at the reasonable assurance level due to the fact that material weaknesses described below under “Management’s Annual Report on Internal Control over Financial Reporting” were previously identified in the 2015 Form 10-K/A filed on November 14, 2016 continued to exist at December 31, 2016, as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of our consolidated financial statements described above, we identified material weaknesses in our internal control over financial reporting associated with technical accounting review of significant contractual agreements as well as our monitoring of expenses incurred under our clinical research agreements. Specifically, we did not design and maintain effective internal control over the assessment of the accounting for significant arrangements, including the timely assessment of revenue recognition; and we did not design and maintain effective internal control over the accounting for the completeness, accuracy, and presentation and disclosure over research and development expenses and related prepaid and accrual accounts. These material weaknesses resulted in the restatement of our financial statements for the years ended December 31, 2015, 2014 and 2013 and the unaudited quarterly financial information for each quarter in the years ended December 31, 2015 and 2014.  Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, we have concluded our internal control over financial reporting was not effective at December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Management’s Remediation Initiatives

Our management is committed to the planning and implementation of remediation to address all material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are implemented, in the process of being implemented or are planned for implementation, are intended to address the identified material weaknesses and to enhance our overall internal control over financial reporting.

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

•	Additionally, we are in the process of redesigning our controls over research and development expenses, including the related balance sheet accounts.

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

We are committed to improving our internal control over financial reporting and intend to continue to review and improve our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Item 9B.	Other Information

Amendments to Employment Agreements

On March 3, 2017, our Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, in consultation with an outside compensation consultant, approved certain amendments to the employment agreements for certain of our executive officers.  The amendments relate to the payments these executive officers are entitled to receive upon termination of employment following a change in control transaction, as described below.

Our employment agreement with our Chief Executive Officer, Alicia Secor, was amended in order to provide for the following payments following termination by the company without cause or resignation by the employee with good reason within twenty-four months after a change of control transaction:  (i) base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) eighteen months of base salary plus 150% of the employee’ target bonus; and (iii) an amount equal to twelve months of the company’s portion of medical and dental benefits if these benefits were elected.

Our employment agreements with each of our Chief Operating Officer, Dr. Nikin Patel, and our Chief Medical Officer, Dr. Bridget Martell, were  amended in order to provide for the following payments following termination by the company without cause or resignation by the employee with good reason within twenty-four months after a change of control transaction:  (i) base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) twelve months of base salary plus 100% of the employee’s target bonus; and (iii) an amount equal to twelve months of the company’s portion of medical and dental benefits if these benefits were elected.

No changes were made to the employment agreement of our Chief Financial Officer, Jeffrey Young.

The foregoing are only summary descriptions of the material terms of the amendments, do not purport to be complete descriptions of the rights and obligations of the parties thereunder, and are qualified in their entirety by reference to the full text of the amended employment agreements, which will be filed as exhibits to our Quarterly Report for the period ending March 31, 2017.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance – The Board in General” and “– Executive Officers” and is incorporated by reference into Item 10 of this report.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2017 Proxy Statement under the caption “Ownership of the Company – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into Item 10 of this report.

The information required by this item with respect to Audit Committee matters will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance – Audit Committee” and is incorporated by reference into Item 10 of this report.

Code of Ethics

The Board of Directors of the Company has adopted a Code of Business Conduct and Ethics applicable to all Board members, executive officers and all employees. The Code of Business Conduct and Ethics is available on the Company’s website (“www.juniperpharma.com”), under the investor relations tab. We will provide an electronic or paper copy of this document free of charge upon request. If amendments to the Code of Business Conduct and Ethics are executed, or if waivers are granted with respect to the Company’s Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions, the Company will post and disclose the nature of such amendments or waivers on the Company’s website or in a report on Form 8-K.  Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2017 Proxy Statement under the caption “Compensation Discussion and Analysis” and “Executive and Director Compensation” and is incorporated by reference into Item 11 of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2017 Proxy Statement under the caption “Ownership of the Company – Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference into Item 12 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance – Certain Relationships and Related Party Transactions” and “– Director Independence” and is incorporated by reference into Item 13 of this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2017 proxy under the caption “Relationship With Independent Registered Public Accounting Firm” and is incorporated by reference into Item 14 of this report.

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

2.2	Amendment No. 2 to Purchase and Collaboration Agreement, dated November 10, 2016, by and between Juniper Pharmaceuticals, Inc., Allergan Sales, LLC and Actavis, Inc. (filed herewith)

2.3

Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.4

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

10.6*

Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*

Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*

Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 28, 2016)

10.9*

Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form S-8 (File No. 333-213433), filed on September 1, 2016)

10.10*

Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form S-8 (File No. 333-213433), filed on September 1, 2016)

10.11*

Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 10-Q (File No. 333-213433), filed on September 1, 2016)

10.12*	Form of Inducement Option Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.13*	Form of Inducement Option Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 23, 2016)

10.14*

Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.15

Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.16

Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.17†*

Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.18†*

Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.19†	Amendment No. 2 to the Amended and Restated License and Supply Agreement, dated December 12, 2016, between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. (filed herewith)

10.20

Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21*

Employment Agreement, dated July 19, 2016 (and effective as of August 1, 2016), between Alicia Secor and between Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.22*

Employment Agreement, dated December 19, 2016, between Jeffrey Young and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-10352), filed on December 23, 2016)

10.23*

Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

Exhibit	Index Description of Exhibit

10.24*

Transition and Consulting Agreement, dated July 19, 2016, between Frank C. Condella, Jr. and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.25

Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.26

Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.27

Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.28*

Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

10.29

Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on May 6, 2015)

10.30

Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

10.31*	Employment Agreement, dated January 6, 2015, between Dr. Bridget Martell and Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) (filed herewith)

10.32	Amendment No. 2 to the License Agreement, dated November 10, 2016, between Juniper Pharmaceuticals, Inc., Columbia Laboratories (Bermuda) Ltd. and Allergan Sales, LLC (filed herewith)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included on signature page)

31(i).1	Certification of Chief Executive Officer of the Company (filed herewith)

31(i).2	Certification of Chief Financial Officer of the Company (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER PHARMACEUTICALS, INC.

Date: March 7, 2017	By:	/s/ Jeffrey E. Young
Jeffrey E. Young
Senior Vice President, Finance, Chief Financial Officer and Treasurer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alicia Secor and Jeffrey Young jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alicia Secor	President, Chief Executive Officer and Director	March 7, 2017
Alicia Secor	(Principal Executive Officer)

/s/ Nikin Patel	Chief Operating Officer and Director	March 7, 2017
Nikin Patel

/s/ Jeffrey E. Young	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary	March 7, 2017
Jeffrey E. Young	(Principal Financial and Accounting Officer)

/s/ Frank M. Armstrong	Director	March 7, 2017
Frank M. Armstrong

/s/ Frank Condella	Director	March 7, 2017
Frank Condella

/s/ Cristina Csimma	Director	March 7, 2017
Cristina Csimma

/s/ James A. Geraghty	Director	March 7, 2017
James A. Geraghty
/s/ Mary Ann Gray Mary Ann Gray	Director	March 7, 2017

/s/ Ann Merrifield	Director	March 7, 2017
Ann Merrifield

JUNIPER PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Juniper Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Juniper Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) financial reporting associated with technical accounting review of significant contractual agreements, including the timely assessment of revenue recognition, and (ii) monitoring of expenses incurred under clinical research agreements, including research and development expenses and related prepaid and accrual accounts.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Juniper Pharmaceuticals, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Juniper Pharmaceuticals, Inc. (formerly Columbia Laboratories, Inc.) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Pharmaceuticals at December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 10, 2016 (except for Restatement of Consolidated Financial Statements described in Note 2 and the associated effects in Note 14 in the previously filed restated financial statements on Form 10-K/A, which are not presented herein and is as of November 14, 2016)

Juniper Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$20,994	$13,901
Accounts receivable, net of allowances of $37 and $263 at December 31, 2016 and 2015, respectively	6,573	7,538
Inventories	5,621	3,623
Prepaid expenses and other current assets	1,539	872
Total current assets	34,727	25,934
Property and equipment, net	13,366	12,850
Intangible assets, net	969	1,598
Goodwill	8,342	10,010
Other assets	167	185
Total assets	$57,571	$50,577
Liabilities, contingently redeemable preferred stock, and Stockholders’ equity
Current liabilities:
Accounts payable	$3,893	$2,004
Accrued expenses and other	5,271	3,430
Deferred revenue	5,624	4,167
Notes payable	204	238
Total current liabilities	14,992	9,839
Deferred revenue, net of current portion	—	710
Notes payable, net of current portion	2,203	2,897
Deferred rent	56	69
Total liabilities	17,251	13,515
Commitments and contingencies (Note 8)
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized
Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $.01 par value; 150,000 shares authorized; 12,257 issued and 10,844 outstanding at December 31, 2016 and 12,215 shares issued and 10,802 outstanding at December 31, 2015	123	122
Additional paid-in capital	290,636	289,464
Treasury stock (at cost), 1,413 shares at December 31, 2016 and 2015	(8,601)	(8,601)
Accumulated deficit	(237,360)	(243,311)
Accumulated other comprehensive income loss	(5,028)	(1,162)
Total stockholders’ equity	39,770	36,512
Total liabilities, contingently redeemable preferred stock, and Stockholders’ equity	$57,571	$50,577

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Product revenues	$27,211	$22,891	$18,143
Product revenues from related party	—	—	167
Service revenues	13,065	11,651	8,770
Royalties	14,297	3,745	5,599
Royalties from related party	—	—	714
Total revenues	54,573	38,287	33,393
Cost of product revenues	15,595	13,053	10,470
Cost of service revenues	8,698	8,361	7,219
Total cost of revenues	24,293	21,414	17,689
Gross profit	30,280	16,873	15,704
Operating expenses
Sales and marketing	1,259	1,249	1,708
Research and development	9,676	7,039	663
General and administrative	14,066	10,458	8,589
Total operating expenses	25,001	18,746	10,960
Income (loss) from operations	5,279	(1,873)	4,744
Interest expense, net	(97)	(106)	(118)
Change in fair value of common stock warrant liability	—	—	379
Other income, net	860	488	302
Income (loss) before income taxes	6,042	(1,491)	5,307
Provision for income taxes	91	5	651
Net income (loss)	$5,951	$(1,496)	$4,656
Basic net income (loss) per common share	$0.55	$(0.14)	$0.42
Diluted net income (loss) per common share	$0.55	$(0.14)	$0.39
Basic weighted average common shares outstanding	10,795	10,774	10,992
Diluted weighted average common shares outstanding	10,891	10,774	11,007

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$5,951	$(1,496)	$4,656
Other comprehensive loss components:
Foreign currency translation	(3,866)	(1,099)	(1,433)
Total other comprehensive loss	(3,866)	(1,099)	(1,433)
Comprehensive income (loss)	$2,085	$(2,595)	$3,223

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated
	Number of Shares	Amount	Capital in Excess of Par Value	Number of Shares	Treasury Stock	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2013	12,152	$122	$287,048	—	$—	$(246,471)	$1,370	$42,069
Options exercised and restricted shares granted	34	—	33	—	—	—	—	33
Purchase of treasury stock	—	—	—	(1,411)	(8,579)	—	—	(8,579)
Share based compensation expense	—	—	607	—	—	—	—	607
Dividends on preferred stock	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	(1,433)	(1,433)
Net income	—	—	—	—	—	4,656	—	4,656
Balance, December 31, 2014	12,186	122	287,660	(1,411)	(8,579)	(241,815)	(63)	37,325
Options exercised and restricted shares granted	29	—	82	(2)	(22)	—	—	60
Share based compensation expense	—	—	1,750	—	—	—	—	1,750
Dividends on preferred stock	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	(1,099)	(1,099)
Net loss	—	—	—	—	—	(1,496)	—	(1,496)
Balance, December 31, 2015	12,215	122	289,464	(1,413)	(8,601)	(243,311)	(1,162)	36,512
Restricted shares granted	42	1	(1)	—	—	—	—	—
Share based compensation expense	—	—	1,201	—	—	—	—	1,201
Dividends on preferred stock	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	(3,866)	(3,866)
Net income	—	—	—	—	—	5,951	—	5,951
Balance, December 31, 2016	12,257	$123	$290,636	(1,413)	$(8,601)	$(237,360)	$(5,028)	$39,770

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$5,951	$(1,496)	$4,656
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,899	1,911	1,992
Change in fair value of common stock warrants	—	—	(379)
Share-based compensation expense	1,201	1,750	607
Deferred income taxes	—	—	542
Changes in operating assets and liabilities:
Accounts receivable	192	(2,499)	1,705
Due from related party	—	—	900
Inventories	(1,998)	(424)	(619)
Prepaid expenses and other current assets	64	259	(331)
Other non-current assets	18	(89)	(5)
Accounts payable	1,585	(925)	91
Accrued expenses	1,214	1,591	(896)
Deferred revenue	1,033	(1,038)	(1,334)
Deferred rent	27	69	—
Net cash provided by (used in) operating activities	11,186	(891)	6,929
Investing activities:
Purchase of property and equipment	(3,564)	(1,708)	(2,048)
Net cash used in investing activities	(3,564)	(1,708)	(2,048)
Financing activities:
Proceeds from exercise of stock options	—	82	33
Principal payments on notes payable	(226)	(238)	(245)
Payments for the purchase of treasury stock	—	(22)	(8,509)
Dividends paid	(28)	(28)	(28)
Net cash used in financing activities	(254)	(206)	(8,749)
Effect of exchange rate changes on cash and cash equivalents	(275)	(56)	(85)
Net increase (decrease) in cash and cash equivalents	7,093	(2,861)	(3,953)
Cash and cash equivalents, beginning of period	13,901	16,762	20,715
Cash and cash equivalents, end of period	$20,994	$13,901	$16,762
Supplemental cash flow information
Cash paid for interest	$85	$101	$120
Cash paid for income taxes	$—	$2	$3
Supplemental noncash investing
Purchases of equipment through accounts payable and accrued expenses	$460	$95	$—

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Juniper Pharmaceuticals, Inc. (the “Company” or “Juniper”), formerly known as Columbia Laboratories, Inc., was incorporated as a Delaware corporation in December 1986. The Company is a women’s health therapeutics company focused on developing therapeutics that address unmet needs in women’s health. Its marketed product and product development programs utilize its proprietary drug delivery technologies consisting of its bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and its intra-vaginal ring (“IVR”) technology.  In September 2013, the Company acquired Nottingham, U.K. based Juniper Pharma Services Ltd. (“Juniper Pharma Services”) formerly known as Molecular Profiles Ltd, a pharmaceutical services company. Juniper Pharma Services provides a range of drug development and consulting services to the pharmaceutical industry and has provided Juniper with an additional revenue source and in-house expertise for internal pharmaceutical programs.

At December 31, 2016, cash and cash equivalents were $21.0 million.  The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and services and the resources the Company devotes to developing and supporting the same. The Company believes that current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet anticipated cash needs for working capital, including advancing its product candidates, and capital expenditures at least through March 2018. The Company may be dependent on its ability raise additional capital to finance operations beyond March 2018 and fund research and development programs.  If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its research and development programs.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Columbia Laboratories Bermuda Ltd., Juniper Pharmaceuticals France SARL, Juniper Pharmaceuticals UK Ltd., and Juniper Pharma Services Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company and its subsidiaries currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE, the Company’s sole commercialized product. The product segment also includes the royalty stream the Company receives from Allergan for CRINONE sales in the United States until the November 2016 monetization agreement, as well as the development of new product candidates. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing certain preclinical activities including manufacturing of the Company’s pipeline products. In September 2013, the Company acquired Juniper Pharma Services, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, CRINONE into those operations and have therefore sought to capture synergies by transferring all operational activities related to its historic business.

The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (CODM), currently manages the business based on revenue and gross profit and as such the Company has concluded that it is two segments, which consists of product and service. Segment information is consistent with the financial information regularly reviewed by our CODM, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Juniper’s CODM does not review its assets, operating expenses or non-operating income and expenses by business segment at this time.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to revenue recognition, sales return reserves, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, common stock warrant valuations, and fair value of stock options. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates.

Foreign Currency

The assets and liabilities of the Company’s subsidiaries in the United Kingdom and France are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the period. The functional currency of these subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Certain intercompany and third party foreign currency-denominated transactions generated foreign currency re-measurement losses of approximately $0.2 million, $70,000 and $33,000 during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in other expense, net in the consolidated statements of operations.

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

The fair value of cash and cash equivalents are classified as Level 1 at December 31, 2016 and 2015.

Some of the estimates and assumptions in the Company's goodwill impairment assessment include: the amount and timing of the projected net cash flows, the discount rate, and the tax rate.

The estimated fair value of the common stock warrant liability resulting from the October 2009 registered direct offering of 1,362,500 shares of the common stock and warrants to purchase 681,275 shares of common stock was $0 as of December 31, 2014 as the Company neared the expiration of these warrants in April 2015.  The value was determined by using the Black-Scholes option pricing model which was based on the Company’s stock price at measurement date, exercise price of this common stock warrant, risk-free rate and historical volatility, and was classified as a Level 2 measurement. During the year ended December 31 2014, the Company recorded income of $0.4 million, to adjust the value of the common stock warrant liability to market. The fair value of the common stock warrant liability as of December 31, 2016 and 2015 was zero as the warrants expired in April 2015. Therefore, during the years ended December 31, 2016 and 2015, no income or expense was recorded.

2014
Stock price	$5.60
Exercise price	$12.16
Risk free interest rate	0.030%
Expected term	0.25 years
Dividend yield	—
Expected volatility	22.76%

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$856	$1,410
Work in process	3,806	1,840
Finished goods	959	373
Total	$5,621	$3,623

Reserves for excess and obsolete inventory were $45,000 and $0.3 million at December 31, 2016 and 2015, respectively.

Juniper provides inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Juniper balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact the Company’s gross margins. Conversely, favorable changes in demand could result in higher gross margins when the Company sells products.

Accounts Receivable, net of allowances

Accounts receivable are reported at their outstanding unpaid principal balances reduced by allowances for doubtful accounts. The Company estimates doubtful accounts based on its historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectable.

Accounts receivable allowance activity consisted of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Balance at beginning of year	$263	$358	$112
Additions	—	—	246
Deductions	(226)	(95)	—
Balance at end of year	$37	$263	$358

Juniper’s accounts receivable balance, net of allowance for doubtful accounts, was $6.6 million as of December 31, 2016, and $7.5 million as of December 31, 2015. Included in the accounts receivable balance at December 31, 2016 and 2015 were $1.3 million and $1.9 million of unbilled accounts receivable, respectively. Juniper’s unbilled accounts receivable is derived from services performed that have not been billed as of the balance sheet date.

Property and Equipment, net

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. The Company does not amortize its goodwill, but instead tests for impairment annually in the fourth quarter and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset.  In August 2016, the Company announced that its Phase 2b clinical trial evaluating its lead product candidate, COL-1077, did not achieve its primary and secondary endpoints and that further development on COL-1077 would be discontinued.  The Company considered the determination that further development on COL-1077 would not continue to be a triggering event requiring a test for impairment under ASC 350.

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

The Company has concluded that its business represents two reporting units for goodwill impairment testing, which are product and service. The Company’s goodwill is assigned to its service reporting unit. The Company has performed tests for impairment as of August 17, 2016, the date of the triggering event and October 1, 2016, the date of the annual test and have determined that goodwill is not impaired as of either date.

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

Income Taxes

Deferred tax assets or liabilities are determined based on timing differences between when income and expense items are recognized for financial statement purposes versus when they are recognized for tax purposes, as measured by enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be settled. A valuation allowance is provided against deferred tax assets in circumstances where management believes it is more likely than not that all or a portion of the assets will not be realized. The Company has provided a full valuation allowance against its net domestic and foreign deferred tax assets as of December 31, 2016 and 2015.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the year ended December 31, 2016 were as follows (in thousands):

Translation Adjustment
Balance – December 31, 2015	$(1,162)
Current period other comprehensive income (loss)	(3,866)
Balance – December 31, 2016	$(5,028)

Revenue Recognition

Revenues include product revenues, which primarily consist of sales of CRINONE to Merck KGaA, royalty revenues, which primarily consisted of royalty revenues from Allergan on sales of CRINONE until the November 2016 monetization agreement, and service revenues, which primarily consist of analytical and consulting services, pharmaceutical development and clinical trial manufacturing services and other revenues.

Product Revenue

Revenues from the sale of products are recognized when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Selling prices to Merck KGaA for CRINONE (progesterone gel) are determined on an annual and country-by-country basis and are the greater of (i) a percentage of Merck KGaA’s net estimated selling price, or (ii) Juniper’s direct manufacturing cost plus 20% and are invoiced to Merck KGaA upon shipment. Juniper records revenue at the minimum selling price, which is Juniper’s direct manufacturing cost plus 20% at the time of shipment to Merck KGaA as that amount is considered fixed or determinable. The Company records deferred revenue related to amounts invoiced above the minimum selling price. Upon receiving sell through information from Merck KGaA on a quarterly and country-by-country basis, the Company records an adjustment to increase revenue to reflect the difference between Merck KGaA’s actual net selling price and the minimum price recorded at the time of shipment. Any difference between the amounts invoiced at Merck KGaA’s estimated net selling price and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the minimum purchase price as well as an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between Merck KGaA’s actual net selling price and the minimum purchase price. Merck KGaA is also entitled to a volume discount based on annual purchases. The Company records reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year.

In April 2013, Juniper’s license and supply agreement with Merck KGaA for the sale of CRINONE outside the United States was renewed for an additional five year term, extending the expiration date to May 19, 2020.

Service Revenue

The professional service contracts that Juniper enters into and operates under specifies whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of Juniper’s engagements can be longer in duration.

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

Royalty revenues, based on sales by licensees, are recorded as revenues when those sales are made by the licensees.  In November 2016, the Company received a one-time payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments due to Juniper.

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

Deferred Revenue

The Company’s deferred revenue balance consists of the following at December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Product revenues	$4,647	$2,854
Service revenues	385	543
Regional Growth Fund	592	1,480
Total	$5,624	$4,877

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

As part of the acquisition of Juniper Pharma Services, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of December 31, 2016, the Company is in compliance with the covenants of the arrangement. The income from the Regional Growth Fund will be recognized in the other income line of the consolidated statement of operations on a decelerated basis through September 30, 2017.

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

Clinical trial expenses include expenses associated with clinical research organizations. The invoicing from clinical research organizations for services rendered can lag several months. Juniper accrues the cost of services rendered in connection with clinical research organizations activities based on its estimate of costs incurred. Juniper maintains regular communication with its clinical research organizations to assess the reasonableness of its estimates.

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

In August 2016, the Company announced that the Phase 2b clinical trial evaluating COL-1077, 10% lidocaine bioadhesive vaginal gel, for the reduction of pain intensity in women undergoing an endometrial biopsy with tenaculum placement did not achieve its primary and secondary endpoints. The safety and pharmacokinetic (PK) profiles of COL-1077 were consistent with what has been observed in prior clinical trials of the lidocaine bioadhesive vaginal gel. Based on this study outcome the Company discontinued further development of COL-1077, with resources reallocated to its preclinical programs.

Stock-based compensation

Juniper follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718) and ASC Subtopic 505-50, Equity – Equity Based Payments to Nonemployees . Juniper expenses the fair value of stock options granted to employees over the requisite service period. Accordingly, Juniper reviews its actual forfeitures and aligns its stock compensation expense with the options that are vesting.

Juniper recorded stock-based compensation expense of $1.2 million, $1.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective awards as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$199	$79	$44
Sales and marketing	50	38	28
Research and development	73	1,126	2
General and administrative	879	507	533
Total stock-based compensation	$1,201	$1,750	$607

As of December 31, 2016, total unamortized share-based compensation cost related to non-vested stock options was $3.3 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.83 years.

Cash received from option exercises was  $0.1 million and $33,000 during the years ending December 31, 2015 and 2014, respectively.  No options were exercised in the year ended December 31, 2016.

Juniper granted 657,500, 387,000 and 312,000 stock options to employees during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. During 2016, no stock options were granted by the Company to non-employees.  The stock-based compensation expense recorded for non-employees is primarily reflected in the research and development line of the statement of operations. The 240,000 non-employee options reflected in the research and development line are re-measured on a quarterly basis from the date of grant. The remaining 3,000 non-employee options are reflected in the general and administrative line and will be re-measured over a 2.75 year period from the date of grant. The Company recorded a reduction of stock-based compensation expense for non-employees of $0.1 million in the year ended December 31, 2016, as a result of impacts of changes in the fair value. Stock-based compensation recorded for non-employees was $1.1 million in the year ended December 31, 2015.  There was no stock-based compensation expense recorded for non-employees in the year ended December 31, 2014. No tax benefit has been recognized due to the net tax losses during the periods presented.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The weighted-average fair value of the options granted to employees during the years ended December 31, 2016, 2015 and 2014 was $4.66, $4.38 and $4.27, respectively based on the following assumptions:

Years Ended December 31,
	2016	2015	2014
Risk free interest rate	0.85%-1.45%	0.87%-1.20%	0.93%-1.64%
Expected term	4.75 years	4.56-4.75 years	4.75 years
Dividend yield	—	—	—
Expected volatility	55.23%-79.29%	76.86%-83.09%	78.27%-81.36%

The weighted-average fair value of the options granted to non-employees during the year ended December 31, 2015 was  $4.52   based on the following assumptions:

2015
Risk free interest rate	1.47%-1.54%
Expected term	7 years
Dividend yield	—
Expected volatility	82.88%-83.09%

Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted in the years ended December 31, 2016, 2015 and 2014 was derived from the simplified method for employee grants and the contractual term is used for non-employee grants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Net Income (Loss) Per Common Share

The calculation of basic and diluted income (loss) per common and common equivalent share is as follows (in thousands except for per share data):

	Years Ended December 31,
	2016	2015	2014
Basic net income (loss) per common share
Net income (loss)	$5,951	$(1,496)	$4,656
Less: Preferred stock dividends	(28)	(28)	(28)
Net income (loss) applicable to common stock	$5,923	$(1,524)	$4,628
Basic weighted average number of common shares outstanding	10,795	10,774	10,992
Basic net income (loss) per common share	$0.55	$(0.14)	$0.42
Diluted net income (loss) per common share
Net income (loss) applicable to common stock	$5,923	$(1,524)	$4,628
Add: Preferred stock dividends	28	—	28
Less: Fair value of stock warrants for dilutive warrants	—	—	(379)
Net income (loss) applicable to dilutive common stock	$5,951	$(1,524)	$4,277
Basic weighted average number of common shares outstanding	10,795	10,774	10,992
Effect of dilutive securities
Dilutive preferred share conversions	83
Dilutive stock awards	13	—	15
	96	—	15
Diluted weighted average number of common shares outstanding	10,891	10,774	11,007
Diluted net income (loss) per common share	$0.55	$(0.14)	$0.39

Basic income (loss) per common share is computed by dividing the net income (loss), less preferred dividends by the weighted-average number of shares of common stock outstanding during a period. The diluted  income (loss) per common share calculation gives effect to dilutive options, warrants, convertible notes, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted income (loss) per common share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options and warrants, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1,658,234, 1,087,308 and 1,692,180 for the years ended December 31, 2016, 2015 and 2014, respectively, because the awards were anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the method and impact that the adoption will have on its consolidated financial statements and related disclosures.

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

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Juniper beginning in the first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company is currently evaluating the method but does not anticipate the adoption will have an impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the method but does not anticipate the adoption will have an impact on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this ASU did not have an impact on its financial statements except for disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one year delay for the effective date of the revenue standard. The guidance is effective for the Company beginning January 1, 2018 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is permitted for one year prior to the required adoption date. The Company is currently evaluating the method and impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3.	Goodwill and Intangible Assets

Changes to goodwill during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Total
Balance – December 31, 2014	$10,503
Translation adjustment	(493)
Balance – December 31, 2015	10,010
Translation adjustment	(1,668)
Balance – December 31, 2016	$8,342

Intangible assets consist of the following at December 31, 2016 and December 31, 2015 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount – December 31, 2016	$300	$1,370	$1,240	$2,910
Translation adjustment	(53)	(298)	(270)	(621)
Accumulated amortization	(247)	(617)	(456)	(1,320)
Balance – December 31, 2016	$—	$455	$514	$969

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount – December 31, 2015	$300	$1,370	$1,240	$2,910
Translation adjustment	(19)	(83)	(76)	(178)
Accumulated amortization	(215)	(538)	(381)	(1,134)
Balance – December 31, 2015	$66	$749	$783	$1,598

Prior to completing the triggering event based assessment of goodwill on August 17, 2016 under ASC 350, the Company assessed its long-lived assets under ASC 360-10-05, Impairment or Disposal of Long-Lived Assets (“ASC 360”), and concluded that there was no impairment indicated for its long-lived assets.

Amortization expense related to the developed technology is classified as a component of cost of service revenues in the consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the consolidated statements of operations.

Acquired intangible assets are amortized over their estimated useful lives based on either the pattern in which the economic benefits of the intangible asset are consumed or on a straight-line method. The estimated useful life represents the anticipated term of the acquired intangible assets. The estimated useful lives for the trademark, developed technology and customer relationships are 3 years, 7 years and 7 years, respectively. The trademark intangible was fully amortized as of December 31, 2016.  The weighted average amortization period in total is 6.6 years.

Amortization expense for the years ended December 31, 2016, 2015 and 2014, was $0.4 million, $0.4 million and $0.7 million, respectively. As of December 31, 2016, amortization expense on existing intangible assets for the next four years is as follows (in thousands):

Year	Total
2017	$288
2018	265
2019	240
2020	176
Total	$969

4.	Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services. Juniper Pharma Services entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”), as administrative agent. Juniper Pharma Services had withdrawn $3.9 million and as of December 31, 2016 owed $2.4 million. The three loan facilities are each repayable by monthly installments, one started repayment in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at December 31, 2016 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the year ended December 31, 2016 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on the other assets of Juniper Pharma Services. The Loan Agreement contains financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Services’ ability to materially alter the character of its business. As of December 31, 2016 the Company is in compliance with all of the covenants under the Loan Agreement.

The Company’s significant outstanding contractual obligations relate to operating leases for the Company’s facilities and loan agreements. The Company’s facility leases are non-cancellable and contain renewal options. The Company’s future contractual obligations include the following (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$953	$436	$443	$74	$—	$—	$—
Loan principal repayments	2,407	204	211	217	224	230	1,321
Total	$3,360	$640	$654	$291	$224	$230	$1,321

Rent expense was $0.4 million for December 31, 2016, $0.3 million for December 31, 2015, and $0.1 million for December 31, 2014.

Interest expense, net was $0.1 million in each of the years ended December 31, 2016, 2015, and 2014.

As part of the acquisition of Juniper Pharma Services, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of December 31, 2016, the Company is in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund is being recognized on a decelerated basis over the three year term of the agreement. As of December 31, 2016, the obligation is valued at $0.6 million and is recorded in deferred revenue within the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants would be the following (in thousands):

Year	Total
2017	592
Total	$592

5.	Property and Equipment, net

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful Life	December 31,
	(Years)	2016	2015
Machinery and equipment	3-10	$8,628	$7,175
Furniture and fixtures	3-5	1,190	1,030
Computer equipment and software	3-5	538	625
Buildings	Up to 39	7,310	8,771
Land	Indefinite	469	562
Construction in-process		1,567	9
		19,702	18,172
Less: Accumulated depreciation		(6,336)	(5,322)
Total		$13,366	$12,850

Depreciation expense was $1.5 million for each of the years ended December 31, 2016 and 2015. Depreciation expense was $1.4 million for the year ended December 31, 2014.

The net book value of property and equipment subject to lien under the debt agreement is $5.5 million and $7.1 million as of December 31, 2016 and 2015, respectively.

6.	Accrued Expenses and Other

Accrued expenses and other consist of the following (in thousands):

	December 31,
	2016	2015
Payroll	$1,643	$1,495
Professional fees	1,074	952
Clinical studies	740	124
Other	1,814	859
Total	$5,271	$3,430

7.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(2,090)	$(8,133)	$440
Foreign	8,132	6,642	4,867
Income (loss) before income taxes	$6,042	$(1,491)	$5,307

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$80	$(9)	$117
State	11	14	3
Foreign		—	—
Total current	91	5	120
Deferred:
Foreign	—	—	531
Total deferred	—	—	531
Provision for income taxes	$91	$5	$651

The reconciliation of the federal statutory rate to Juniper’s effective tax rate is as follows:

	2016	2015	2014
Federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	(49.6)%	151.5%	(26.1)%
State tax, net of federal benefit	13.4	(0.9)	67.6
Permanent Items:
Change in fair market value of stock warrants	—	—	(2.4)
Incentive stock options	1.0	(14.9)	2.0
Dividend from foreign subsidiary	53.5	(79.8)	45.2
Amortization of technical rights	(34.5)	23.4	(6.6)
Deferred adjustments	30.6	6.6	1.8
Other	(1.1)	(0.5)	0.8
Effect of permanent differences	49.5	(65.2)	40.8
Effective income tax rate	47.3	119.4	116.3
Change in valuation allowance	(45.8)	(119.7)	(104.0)
Effective income tax rate	1.5%	(0.3)%	12.3%

The Company operates in multiple countries. Accordingly, separate tax filings are required based on jurisdiction. Due to the separate tax filings of our U.S., U.K. and France jurisdictions, the Company has evaluated the need for a valuation allowance on a separate jurisdiction basis. As of December 31, 2016, the Company continues to maintain a full valuation allowance against all net deferred tax assets.

In assessing the realizability of deferred tax assets, management considers positive and negative evidence to determine whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S., U.K. and France in order to realize the full benefits of the deferred tax assets in the respective jurisdictions.

As of December 31, 2016, the Company has federal and state U.S. tax net operating loss carryforwards of approximately $156.2 million and $12.6 million, which begin to expire in 2021. The Company also has federal research and development credit carryforwards of approximately $1.8 million, which begin to expire in 2018. The Company also has federal alternative minimum tax credits of $0.2 million, with no expiration period.

U.S. net operating loss carryforwards do not include excess tax benefits from the exercise of share-based awards. As of December 31, 2016, the Company has non-U.S., net operating loss carryforwards of approximately $10.9 million, with no expiration period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through June 30, 2014, and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of US net operating losses and tax credits. However, future transactions in the Company's common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

The Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with ASC 740-20. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Juniper recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No uncertain tax positions or interest and penalties related to uncertain tax positions were accrued as of December 31, 2016 or 2015.

The Company files tax returns in the United States, United Kingdom, France and various state jurisdictions. All of the Company’s tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods.

As of December 31, 2016, the Company does not maintain accumulated earnings and profits in the foreign jurisdictions that it currently does business. The company has repatriated current earnings from one of its foreign subsidiaries to the United States in 2015 and 2016. To the extent the Company has positive accumulated foreign earnings in the future, the Company will further assess its global business needs and decide whether or not it will permanently reinvest those earnings.

As of December 31, 2016, the Company’s open tax years subject to audit are 2013, 2014 and 2015. The Internal Revenue Service has concluded their audit of the 2011 and 2012 tax years. There were no material findings resulting from their audit.

The components of Juniper’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Net Operating Loss	$55,521	$57,541
Tax Credits	2,034	1,723
Stock Based Compensation	997	1,502
Fixed Assets	(749)	(1,386)
Intangibles	843	1,059
Other	337	1,549
Net deferred tax assets	58,983	61,988
Less: valuation allowance:
Federal	(58,983)	(61,988)
Deferred tax asset	$—	$—

8.	Shareholders’ Equity

Preferred Stock

Authorized Preferred Stock is 1,000,000 shares at a par value of $0.01 per share.

Each share of Series B Preferred Stock is convertible into 2.5 shares of common stock. At December 31, 2016, 130 shares remain outstanding. Upon liquidation of the Company, the holders of the Series B Preferred Stock are entitled to $100 per share. The Series B Preferred Stock will be automatically converted into common stock upon the occurrence of certain events. Holders of the Series B Preferred Stock are entitled to one vote for each share of common stock into which the preferred stock is convertible.

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

Section 6.5 of the Certificate of Designations for the Series C Preferred (“Certificate of Designations”) provides that following a “Triggering Event,” as defined therein, the holders of the Company’s shares of Series C Preferred have the right to require the Company to redeem their shares in cash plus all accrued and unpaid dividends thereon on the date such redemption is demanded. There is no deadline following a Triggering Event by which a holder is required to make a redemption request. A Triggering Event occurred in 2012 in connection with certain transactions with Allergan.  The Company has redeemed 50 shares of Series C Preferred Stock in 2012 in exchange for $50,000 (the “Mandatory Redemption Price” as defined in the Certificate of Designations) plus accrued and unpaid dividends. Five hundred fifty (550) shares of Series C Preferred Stock remain outstanding.

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

In September 2011, the Company and American Stock Transfer and Trust Company, LLC, as rights agent, further amended the Rights Plan to extend the expiration date of the rights from March 12, 2012 to July 3, 2013. In March 2013, the Company further amended the Rights Plan to extend the expiration date from July 3, 2013, to July 3, 2016. No extension of the Rights Plan was made subsequent to that period.

Common Stock

The Company granted 42,203, 13,106 and 23,562 shares of restricted stock to the Company’s independent directors during the years ended December 31, 2016, 2015 and 2014, respectively.

Warrants

During the year ended December 31, 2015, the following warrants expired:

Weighted Average Exercise Price	Warrants	Expiration Date
$10.80	502,907	07/02/2015
$12.16	621,275	04/30/2015
$11.55	1,124,182

During the years ended December 31, 2016 and 2015, there were no warrants issued or exercised.  No warrants were outstanding at December 31, 2016 and 2015.

9.	Stock-based Compensation

Stock Option Plans

In May of 2008, the Company adopted the 2008 Long-term Incentive Plan (“2008 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. At December 31, 2014, the number of common shares reserved for issuance under the 2008 plan was 1,250,000. Options granted under the plan vest either (i) over a 48-month period at the rate of 25% each year until fully vested or (ii) over a vesting period determined by the Board of Directors. This plan was replaced in April 2015 by the 2015 Long term-Incentive Plan and all remaining shares were made available under this plan.

In April of 2015, the Company adopted the 2015 Long-term Incentive Plan (“2015 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. At December 31, 2015, the number of common shares and restricted stock reserved for issuance under the 2015 plan was 1,000,000 and 200,000, respectively. Options granted under the plan vest either (i) over a 48-month period at the rate of 25% each year until fully vested (ii) over a 48-month period at the rate of 6.25% each quarter until fully vested or (iii) over a vesting period determined by the Board of Directors. This plan was replaced in May 2016 by the 2015 Amended and Restated Long-term Incentive Plan and all remaining shares were made available under the Amended and Restated 2015 Long-term Incentive Plan.

In May of 2016, the Company adopted the Amended and Restated 2015 Long-term Incentive Plan (“Amended and Restated 2015 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors.  Options granted under the plan vest either (i) over a 48-month period at the rate of 25% each year until fully vested (ii) over a 48-month period at the rate of 6.25% each quarter until fully vested or (iii) over a vesting period determined by the Board of Directors.  As of December 31, 2016, there were 2,157,517 shares available for future grant under the Amended and Restated 2015 Plan.

The Company’s stock options have a maximum term of 10 years from the date of grant. Options granted prior to 2006 have a 10-year term. Since 2006, the Company has been granting stock options with a 7-year term.

A summary of the status of the Company’s stock option plans as of December 31, 2016 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (year)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	1,019,684	$7.30	5.46	$3,607
Granted	657,500	7.56
Exercised	—	—
Forfeited	(161,125)	8.76
Outstanding, December 31, 2016	1,516,059	$7.25	5.19	$48
Vested	550,408	7.44	4.08	31
Unvested	965,651	7.15	5.82	17
Vested or expected to vest, December 31, 2016	1,516,059	$7.25	5.19	$48
Exercisable, December 31, 2016	550,408	$7.44	4.08	$31

Included in the table above are 243,000 options granted to non-employees during 2015 with a weighted average exercise price of $6.10.

The intrinsic value of options exercised in 2015 and 2014, were $21,436 and $10,161 .  There were no options exercised in 2016.

As of December 31, 2016, there was $3.3 million of total unrecognized compensation costs related to non-vested options.  The remaining cost is expected to be recognized over a weighted average period of 2.83 years.

Restricted stock grants consist of grants of the Company’s common stock that may vest in the future. The Board has set a one, two, or four year vesting period for most of the issued restricted shares except annual grants to independent Directors which vest at the next annual meeting of stockholders. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is recorded at the closing price on the grant date and amortized ratably over the vesting period. As of December 31, 2015, there were 225,720 restricted shares available for future grant under the 2015 plan.  As of December 31, 2016, restricted shares available for future grant were included in the 2,157,517 shares under the Amended and Restated 2015 Plan.

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2015	12,645	$11.86
Granted	42,203	$7.40
Vested	(13,915)	$11.41
Forfeited	—	$—
Unvested, December 31, 2016	40,933	$7.42

As of December 31, 2016, there was $0.2 million of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of 0.58 years. The total fair value of shares vested during the year ended December 31, 2016 was $0.2 million.

10.	Related Party Transactions

From July 2010 to November 2013, the Company manufactured and sold products to Allergan at Juniper’s cost plus 10%; the revenues generated from these sales were recorded within product revenues from related party. Pursuant to the Purchase and Collaboration Agreement dated July 2, 2010, Juniper received royalties equal to a minimum of 10% of annual net sales of CRINONE by Allergan for annual net sales up to $150 million, 15% for sales above $150 million but less than $250 million; and 20% for annual net sales of $250 million and over.

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

The table below presents the related party transactions between the Company and Allergan for the year ended December 31, 2014 (in thousands):

2014
Revenues:
Product revenues	$167
Royalties	714
Other revenues	—
Total revenues	881
Cost of product revenues:
Cost of product revenues	—
Gross profit	$881

As of December 31, 2016 and December 31, 2015, nothing was due from related party for these sales. There were no amounts due to Allergan as of December 31, 2016 and December 31, 2015.

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

The Company and its subsidiaries currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE, the Company’s sole commercialized product. The product segment also includes the royalty stream the Company received from Allergan for CRINONE sales in the United States until the November 2016 monetization agreement as well as the development of new product candidates. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing certain preclinical activities including manufacturing of the Company’s pipeline products. In September 2013, the Company acquired Juniper Pharma Services, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, CRINONE into those operations and have therefore sought to capture synergies by transferring all operational activities related to its historic business.  The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland. The Company conducts its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services.

The Company’s largest customer, Merck KGaA, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world excluding the U.S. The Company’s primary domestic customer, Allergan, is responsible for the commercialization and sale of progesterone products in the United States. In November 2016, the Company entered into an agreement with Allergan to monetize future royalty payments.  Under the agreement, the Company received a one-time payment of $11.0 million representing all future royalty amounts payable.  This amount was included in revenue in the year ended December 31, 2016.  The following tables show selected information by geographic area (in thousands):

Revenues:

	Year Ended December 31,
	2016	2015	2014
United States	$19,955	$7,677	$10,374
Switzerland	27,302	23,139	18,789
United Kingdom	4,632	4,422	2,180
Other countries	2,684	3,049	2,050
Subtotal international	34,618	30,610	23,019
Total	$54,573	$38,287	$33,393

Total assets:

	December 31,
	2016	2015
United States	$21,423	$15,454
Switzerland	4,673	1,570
United Kingdom	31,288	33,335
Other countries	187	218
Total	$57,571	$50,577

Long-lived assets:

	December 31,
	2016	2015
United States	$663	$765
Switzerland	369	49
United Kingdom	13,468	13,817
Other countries	2	2
Total	$14,502	$14,633

The following summarizes other information by segment for the year ended December 31, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$27,211	$—	$27,211
Service revenues	—	13,065	13,065
Royalties	14,297	—	14,297
Total revenues	41,508	13,065	54,573
Cost of product revenues	15,595	—	15,595
Cost of service revenues	—	8,698	8,698
Total cost of revenues	15,595	8,698	24,293
Gross profit	$25,913	$4,367	$30,280
Total operating expenses			25,001
Total non-operating income			763
Income before income taxes			$6,042

The following summarizes other information by segment for the year ended December 31, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$22,891	$—	$22,891
Service revenues	—	11,651	11,651
Royalties	3,745	—	3,745
Total revenues	26,636	11,651	38,287
Cost of product revenues	13,053	—	13,053
Cost of service revenues	—	8,361	8,361
Total cost of revenues	13,053	8,361	21,414
Gross profit	$13,583	$3,290	$16,873
Total operating expenses			18,746
Total non-operating income			382
Loss before income taxes			$(1,491)

The following summarizes other information by segment for the year ended December 31, 2014 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$18,310	$—	$18,310
Service revenues	—	8,770	8,770
Royalties	6,313	—	6,313
Total revenues	24,623	8,770	33,393
Cost of product revenues	10,470	—	10,470
Cost of service revenues	—	7,219	7,219
Total cost of revenues	10,470	7,219	17,689
Gross profit	$14,153	$1,551	$15,704
Total operating expenses			10,960
Total non-operating income			563
Income before income taxes			$5,307

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

Customer Concentration

The following table presents information about Juniper’s revenues by customer, including product sales, royalty and license revenue and service revenues for each customer accounting for 10% or more of consolidated revenues in any of the three years ended December 31 by segment:

Product

	Year Ended December 31,
	2016	2015	2014
Merck KGaA	66%	86%	74%
Allergan	34	14	16
Lil’ Drug Store	—	—	10
Total	100%	100%	100%

Service

Two of our customers in our service segment represented 11% and 10%, respectively, of total service revenue for the year ended December 31, 2014.   No other customers accounted for 10% or more of total service revenue for the year ended December 31, 2014. No customers accounted for 10% or more of total service revenue for the years ended December 31, 2016 and 2015.

At December 31, 2016 Merck KGaA accounted for 100% of the product segment accounts receivable. At December 31, 2015 Merck KGaA and Allergan accounted for 58% and 42% of the product segment accounts receivable, respectively. At December 31, 2016 two customers accounted for 18% and 13% of total service segment net accounts receivable. At December 31, 2015 one customer accounted for 18%  of total service segment accounts receivable.

Patent Expiration

Juniper is a pharmaceutical company focused on developing novel intra-vaginal therapeutics that address unmet medical needs in women’s health. All of the Company’s product sales are outside the United States. The patent for CRINONE has expired in all countries other than Argentina. This product accounts for approximately 50% of the Company’s revenues and a higher percentage of gross profit.

Sources of Supply

The major raw materials the Company uses in its products and product candidates are polycarbophil and progesterone. Medical grade, cross-linked polycarbophil, the polymer used in the BDS-based product is currently available from only one supplier, Lubrizol.

The Company believes that Lubrizol will supply as much of the material as it requires because the product ranks among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough polycarbophil to satisfy the Company’s needs, however, Juniper will be required to seek alternative sources of supply.

Only one supplier of progesterone for CRINONE is approved by regulatory authorities outside the United States. Juniper has not experienced production delays due to shortages of progesterone. Beginning in 2017 this supplier has increased the price for its progesterone. It is unclear what impact, if any, an increase in the cost of progesterone will have on the demand for CRINONE. The Company has identified a potential second supplier for progesterone and expects to establish a second source in 2017.

13.	Quarterly Financial Information (Unaudited)

The following table sets forth specific unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2016 (in thousands). This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$10,477	$11,610	$11,556	$20,930
Gross profit	4,127	5,143	5,851	15,159
Operating expenses	5,865	7,420	5,674	6,042
(Loss) income from operations	(1,738)	(2,277)	177	9,117
Net (loss) income	(1,643)	(2,268)	248	9,614
(Loss) income per common share:
Basic	$(0.15)	$(0.21)	$0.02	$0.89
Diluted	$(0.15)	$(0.21)	$0.02	$0.88

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$9,036	$9,633	$10,993	$8,625
Gross profit	4,158	4,063	4,440	4,212
Operating expenses	4,279	4,976	4,156	5,335
(Loss) income from operations	(121)	(913)	284	(1,123)
Net income (loss)	18	(906)	368	(976)
Income (loss) per common share:
Basic	$—	$(0.08)	$0.03	$(0.09)
Diluted	$—	$(0.08)	$0.03	$(0.09)

The explanation for major variances from the fourth quarter for the year ended December 31, 2016 are:

1.

In the fourth quarter of 2016, the Company entered into an agreement with Allergan to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us

EXHIBIT INDEX

Exhibit	Index Description of Exhibit

2.1

Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2	Amendment No. 2 to Purchase and Collaboration Agreement, dated November 10, 2016, by and between Juniper Pharmaceuticals, Inc., Allergan Sales, LLC and Actavis, Inc. (filed herewith)

2.3

Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.4

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

10.6*

Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*

Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*

Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 28, 2016)

10.9*

Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form S-8 (File No. 333-213433), filed on September 1, 2016)

10.10*

Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form S-8 (File No. 333-213433), filed on September 1, 2016)

10.11*

Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 10-Q (File No. 333-213433), filed on September 1, 2016)

10.12*	Form of Inducement Option Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.13*	Form of Inducement Option Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 23, 2016)

10.14*

Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.15

Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.16

Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.17†*

Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

10.18†*

Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.19†	Amendment No. 2 to the Amended and Restated License and Supply Agreement, dated December 12, 2016, between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. (filed herewith)
10.20

Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21*

Employment Agreement, dated July 19, 2016 (and effective as of August 1, 2016), between Alicia Secor and between Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.22*

Employment Agreement, dated December 19, 2016, between Jeffrey Young and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-10352), filed on December 23, 2016)

10.23*

Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

Exhibit	Index Description of Exhibit

10.24*

Transition and Consulting Agreement, dated July 19, 2016, between Frank C. Condella, Jr. and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.25

Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.26

Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.27

Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.28*

Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

10.29

Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on May 6, 2015)

10.30

Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

10.31*	Employment Agreement, dated January 6, 2015, between Dr. Bridget Martell and Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) (filed herewith)

10.32	Amendment No. 2 to the License Agreement, dated November 10, 2016, between Juniper Pharmaceuticals, Inc., Columbia Laboratories (Bermuda) Ltd. and Allergan Sales, LLC (filed herewith)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included on signature page)

31(i).1	Certification of Chief Executive Officer of the Company (filed herewith)

31(i).2	Certification of Chief Financial Officer of the Company (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements