Form 10-K/A
period 2016-12-31
JUNIPER PHARMACEUTICALS INC
filed 2017-05-01
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 1-10352

Juniper Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2758596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Arch Street Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(617) 639-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the adjusted closing price on that date of $7.01, was $73,246,516.

The number of shares of Common Stock of Juniper Pharmaceuticals, Inc. issued and outstanding as of March 2, 2017 is 10,843,752.

Explanatory Note

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from Juniper

Pharmaceutical, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as originally filed on March 7, 2017. Except as otherwise expressly set forth in this amendment, no portion of the Annual Report on Form 10-K filed on March 7, 2017 is being amended or updated by this amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board in General

The Board is currently comprised of eight members, each of whose current term of office as a director expires at our 2017 annual meeting of stockholders. The Board can fill vacancies and newly created directorships, as well as provide for a greater or lesser number of directors.

Biographical information with respect to our directors is provided in the table below.

There are no arrangements or understandings between any of our directors and any other persons pursuant to which such director was selected as a director. There are no family relationships among any of the executive officers and directors of the Company.

Name	Position with the Company	Age	Director Since
Dr. Frank M. Armstrong	Director	60	2013
Frank C. Condella, Jr.	Director	62	2009
Dr. Cristina Csimma	Director	58	2010
James A. Geraghty	Chairman of the Board	62	2015
Dr. Mary Ann Gray	Director	64	2016
Ann Merrifield	Director	66	2015
Dr. Nikin Patel	Director and Chief Operating Officer	44	2013
Alicia Secor	Director and Chief Executive Officer	54	2016

Frank M. Armstrong, FRCPE, FFPM has been a director of the Company since September 2013. Dr. Armstrong led Medical Science and Innovation in R&D at Merck Serono from 2010 to 2011 and previously led Worldwide Product Development at Bayer AG from 1998 to 2001 and the Worldwide Medical Organization at Zeneca from 1996 to 1998. He also served as Chief Executive Officer of Fulcrum Pharma plc (professional services/CRO) from 2008 to 2010; President and Chief Executive Officer of CuraGen Corp. (oncology therapeutics) from 2006 to 2007; Chief Executive Officer of Bioaccelerate from 2005 to 2006; Chief Executive Officer of Provensis Pharmaceuticals, a subsidiary of BTG PLC (healthcare), from 2003 to 2004; and Chief Executive Officer of Phoqus Pharmaceuticals plc (drug delivery) from 2002 to 2003. Since 2012, Dr. Armstrong has served as a Director of Dr. Frank M Armstrong Consulting Ltd.

Dr. Armstrong holds an honours degree in Biochemistry and MBChB in Medicine from the University of Edinburgh in Scotland. He was elected as a Fellow of the Faculty of Pharmaceutical Physicians (FFPM) in 1994, and Fellow of Royal College of Physicians, Edinburgh (FRCPE) in 1993.

Dr. Armstrong is currently the non-executive Chairman of Summit plc (drug discovery and development), a position he has held since June 2013; the non-executive Chairman of Caldan Therapeutics (metabolic disease), a position he has held since March 2016; the non-executive Chairman of Faron Pharmaceuticals (drug discovery and development), a position he has held since September 2015; and a non-executive Director of Mereo Biopharma (drug discovery and development), a position he has held since July 2015. He served as the executive Chairman of Asceneuron SA (biotechnology) from 2012 to 2013; the non-executive Chairman of RedXPharma (drug discovery and development) from 2014 to 2017; and the Chairman of Xceleron Inc. (bioanalytical services) from 2012 to 2017. He is also a member of the Strategic Advisory Board of Healthcare Royalty Partners, a position he has held since 2009.

Qualifications: Dr. Armstrong is an experienced, medically qualified, pharmaceutical executive with over 20 years of experience in development and management at major pharmaceutical and leading biotechnology companies in the U.K., U.S., Switzerland and Germany. Dr. Armstrong’s experience spans all aspects of the drug evaluation, development and commercialization processes.

Frank C. Condella, Jr. has been a director of Juniper since March 2009.  He was Chief Executive Officer and President of the Company from December 2009 until August 2016.  He was Chief Executive Officer of Skyepharma plc from March 2006 to September 2008, President of European Operations and Managing Director, UK at IVAX Corporation from July 2002 to February 2006. Previously, he was President and Chief Executive Officer of Faulding Pharmaceuticals, Vice-President of Specialty Care Products at Roche and Vice-President and General Manager of the Lederle (Pfizer) Standard Products.   Mr. Condella is currently the non-executive Vice Chairman of Vectura plc and a director of Palladio Biosciences Inc. Mr. Condella holds an MBA degree and a B.S. degree in pharmacy from Northeastern University.

Qualifications: Mr. Condella has a wide-ranging business background, including senior leadership roles in the pharmaceutical and healthcare industry, with particular experience in marketing, sales, manufacturing, product development, licensing and acquisitions.

Cristina Csimma, PharmD, MHP has been a director of the Company since September 2010. She has also been Executive Chair of Exonics Therapeutics, Inc. (a rare disease company) since February 2017 and has been engaged in strategic advisory roles with the biopharmaceutical and venture capital industries, as well as government and patient organizations. She was also a director at Vtesse Inc. (a rare disease company) from January 2015 until its acquisition in March 2017.  Dr. Csimma was a President and the founding Chief Executive Officer of Cydan Development, Inc. (therapeutics for orphan diseases) from November 2012 until April 2014, and was a director of the company from April 2014 through December 2014. Prior to that she served as Vice President, Drug Development, of Virdante Pharmaceuticals, Inc., from January 2009 to May 2011. She was a principal of Clarus Ventures, LLC (life sciences venture capital) from 2006 through 2008. She was Senior Director/Director, Experimental Medicine and Translational Research, Wyeth Research (pharmaceuticals) from 2001 to 2006, and Director, Clinical Research and Development, Wyeth Research (pharmaceuticals) from 2000 to 2001. Previously, Dr. Csimma held various positions, including Associate Director, Clinical Research, with Genetics Institute from 1988 to 2000, and was a Clinical Pharmacist with Dana-Farber Cancer Institute from 1983 to 1988.

Dr. Csimma has also served on the National Institutes of Health’s External Oversight Committee for the Blueprint Neurotherapeutics Network since January 2015, the Rockefeller University’s Robertson Therapeutics Development Fund Review Committee since January 2014, the National Institutes of Health’s Executive Oversight Board for NeuroNext since January 2013, Akashi Therapeutics, Inc.’s Business Advisory Board since October 2014 and the Muscular Dystrophy Association’s Scientific Advisory Board for MDA Venture Philanthropy since December 2008.  Dr. Csimma has also served on the Treat-NMD Advisory Committee for Therapeutics from July 2009 through the present, and the CureDuchenne’s Scientific Advisory Board from July 2013 through December 2015.  Dr. Csimma holds a B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University.

Qualifications: Dr. Csimma has extensive experience in drug development, fund raising and company building in the biopharmaceutical industry, and venture capital, and has led global programs in multiple therapeutic areas.

James A. Geraghty has served as a member of the Board since May 2015, and was appointed Chairman of the Board in July 2015. From May 2013 to October 2016, Mr. Geraghty served as an Entrepreneur in Residence at Third Rock Ventures, a leading biotech venture and company-formation fund. From April 2011 to December 2012, Mr. Geraghty served as Senior Vice President, North America Strategy and Business Development at Sanofi, which he joined upon its acquisition of Genzyme Corporation (“Genzyme”).  Mr. Geraghty spent the 20 prior years at Genzyme, where his roles included Senior Vice President International Development, President of Genzyme Europe, and General Manager of Genzyme’s cardiovascular business. Mr. Geraghty has served as Chairman of the Board of Idera Pharmaceuticals (biotechnology) since 2013, and as a member of the board of directors of Voyager Therapeutics, Inc. (gene therapy) since 2014. Mr. Geraghty is also a member of the Fulcrum Therapeutics, Inc., and of the BIO Ventures for Global Health boards. He started his career in healthcare strategy consulting at Bain and Company.

Mr. Geraghty holds a J.D. from Yale Law School, M.S. from the University of Pennsylvania and a B.A. from Georgetown University.

Qualifications: Mr. Geraghty is an industry leader with 30 years of strategic and leadership experience, including more than 20 years as a senior member of executive teams at biotechnology companies developing and commercializing innovative therapies.

Mary Ann Gray, Ph.D. has been a director of the Company since March 2016. Since 2003, Dr. Gray has served as President of Gray Strategic Advisors, LLC, which provides strategic advice to both public and private biotechnology companies. Previously, she spent three and a half years with the Federated Kaufmann Fund focusing on both public and private healthcare investments. Prior to joining the Kaufmann Fund, Dr. Gray was a sell-side biotechnology analyst for nine years with Kidder Peabody, Dillon Read and Raymond James. She also held scientific positions at Schering Plough and NeoRx (oncology specialty pharmaceuticals). Dr. Gray also serves on the board of directors of two other public biotechnology companies: Senomyx, Inc. (“Senomyx”) (biotechnology flavor ingredients) since 2010; and Galena BioPharma, Inc. (“Galena”) (hematology and oncology therapeutics).  Until 2016, she also served on the boards of Acadia Pharmaceuticals, Inc. (“Acadia”) (CNS disorders) and TetraLogic Pharmaceuticals Corporation (“TetraLogic”) (oncology and infectious disease therapeutics). At Senomyx she is the chairman of the compensation committee and at Galena she is a member of the nominating and governance committee. At Acadia she served as chairman of the audit committee and also served on the compensation committee. Dr. Gray previously served on the board of directors of Dyax Corp., beginning in 2001, and served as its lead director from 2010 until its acquisition by Shire plc (specialty biopharmaceuticals) in January 2016. Earlier in her career, Dr. Gray managed pre-clinical toxicology studies for the National Cancer Institute through Battelle Memorial Institute and worked in the hospital laboratory.

Dr. Gray holds a B.S. from the University of South Carolina and a Ph.D. in Pharmacology from the University of Vermont where she focused on novel chemotherapeutic agents for the treatment of cancer. She did post-doctoral work at Northwestern University Medical School and Yale University School of Medicine.

Qualifications: Dr. Gray has a strong dual background as a scientist and financial analyst and portfolio manager in the biotechnology industry, as well as public company board experience.

Ann Merrifield has been a director of the Company since July 2015. She was the President and Chief Executive Officer of PathoGenetix, Inc. (genomics technology), from December 2012 to July 2014. PathoGenetix, Inc. filed for Chapter 7 bankruptcy in July 2014. Prior to joining PathoGenetix, Inc., Ms. Merrifield served an 18-year tenure at Genzyme (now owned by Sanofi S.A.), a diversified, global biotechnology company. During her time at Genzyme, Ms. Merrifield served, among other roles, as Senior Vice President, Business Excellence, President of Genzyme Biosurgery, and President of Genzyme Genetics. Prior to joining Genzyme, Ms. Merrifield was a Partner at Bain and Company (global strategy consulting) and an Investment Officer at Aetna Life & Casualty. She is also a director of Flexion Therapeutics (non-opioid pain therapies) and InVivo Therapeutics (spinal cord injury), and is a trustee of two MassMutual investment funds.

Ms. Merrifield earned a B.A. in Zoology and a Master of Education from the University of Maine, and an M.B.A from the Amos Tuck School of Business at Dartmouth College.

Qualifications: Ms. Merrifield is a seasoned business executive with broad-ranging strategy development and leadership experience in the biotech sector.

Nikin Patel, Ph.D., MRPharmS co-founded Juniper Pharma Services Ltd. (f/k/a Molecular Profiles, Ltd.) and served as its Chief Executive Officer from 1998 until April 2015, at which time he was named Chief Operating Officer of Juniper Pharmaceuticals, Inc. and President of Juniper Pharma Services Ltd. Dr. Patel joined our Board in September 2013, when Juniper Pharma Services was acquired by us. Dr. Patel is also a co-founder of Locate Therapeutics Ltd. (a specialist regenerative medicine and device company) and was a director from 2001 through 2014.

Dr. Patel holds a first class honours degree and Ph.D. in Pharmacy from the University of Nottingham, and is a Member of the Royal Pharmaceutical Society (MRPharmS).

Qualifications: Dr. Patel has over 20 years of management and technical experience centered on pharmaceutical development. His leadership was recognized externally through the U.K.’s most prestigious industry accolade, the Queen’s Award for Enterprise, won by Molecular Profiles in both 2007 and 2011 in the Innovation category.

Alicia Secor has served as the Company’s Chief Executive Officer and President since August 2016.  Previously, she served as the Chief Commercial Officer of Zafgen Inc., a biopharmaceutical company, from January 2014 to July 2016. From August 2013 to October 2013, she served as Senior Vice President and Chief Operating Officer of Synageva BioPharma Corp., a biotechnology company. Previously, from November 1998 to July 2013, Ms. Secor spent 15 years at Genzyme, where she held various leadership positions, most recently as Vice President and General Manager of Metabolic Diseases, a global business with five marketed products, including two products for orphan diseases. Prior to this role, she was Vice President and General Manager of Biosurgical Specialties, a surgical device business focused on adhesion prevention and other novel applications for biomaterials. Prior to Genzyme, Ms. Secor held positions at Alkermes, Inc. in business development, at Centocor, Inc. (a Johnson & Johnson Company) in clinical and commercial operations, and began her career at Pfizer Inc. as a hospital-based sales representative. She received her M.B.A. from Northeastern University, and her B.S. in Healthcare Administration from the University of New Hampshire.

Qualifications: Ms. Secor has a wide-ranging business background, including cross-functional and senior leadership roles in the pharmaceutical and healthcare industry with particular experience in biopharmaceuticals, biotechnology and drug development.

Executive Officers

Our executive officers as of April 28, 2017 are as follows:

Name	Age	Position with the Company
Alicia Secor	54	President and Chief Executive Officer
Jeffrey Young	44	Chief Financial Officer
Dr. Nikin Patel	44	Chief Operating Officer
Dr. Bridget A. Martell	51	Chief Medical Officer

Officers serve at the discretion of the Board. There is no family relationship between any of the executive officers or between any of the executive officers and the Company’s directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Alicia Secor. For Ms. Secor’s biography, please see above under “The Board in General.”

Jeffrey Young. Mr. Young has served as our Chief Financial Officer since January 2017.  Mr. Young brings over 20 years of financial leadership in the life sciences sector to Juniper, most recently serving as Chief Financial Officer and Treasurer of OvaScience, Inc. a global fertility company focused on new treatment options for women, which he joined in September 2014. Before OvaScience, Mr. Young served as Chief Financial Officer and Treasurer of Transmedics, Inc. from August 2013 to August 2014, leading the finance, accounting, tax and treasury functions. Prior to Transmedics, Mr. Young was Chief Financial Officer and Treasurer at Lantheus Medical Imaging, Inc., an international corporation, from September 2008 to August 2013. While at Lantheus, he was responsible for multiple functions, including finance, accounting, customer service, tax and treasury. Before Lantheus, Mr. Young served as Chief Accounting Officer, Vice President of Finance and Treasurer at Critical Therapeutics Inc. from 2005 to 2008, and managed the company’s transition during its acquisition by Cornerstone BioPharma. Earlier in his career, Mr. Young held finance roles at PerkinElmer, Inc. and began his career as a Certified Public Accountant at PricewaterhouseCoopers LLP. Mr. Young holds a B.S. in Business Administration from Georgetown University.

Dr. Nikin Patel. For Dr. Patel’s biography, please see above under “The Board in General.”

Dr. Bridget A. Martell. Dr. Martell has served as our Chief Medical Officer since January 2015. Dr. Martell brings more than 15 years’ experience in clinical development, medical affairs and academia to the Company, including expertise in establishing regulatory strategy for clinical programs and creating submission readiness packages. She has overseen the product development activities of numerous pharmaceutical companies, including Purdue Pharma L.P. and several business units within Pfizer Inc.’s Worldwide Research and Development’s biopharmaceutical business. During her tenure at Purdue Pharma from October 2011 to April 2013, Dr. Martell led and built a new medical affairs organization, serving as the Executive Director from October 2011 through April 2013, to support the in-line and developing medications portfolio. Prior to Purdue Pharma, Dr. Martell was the Biosimilars medical head at Pfizer, where from August 2010 to August 2011 she was responsible for clinical development and medical affairs activities. She also held senior clinical development roles in other business units within Pfizer’s biopharmaceutical business. Most recently, since April 2013 until January 2015, Dr. Martell was the founder and managing director of BAM Consultants LLC.  Dr. Martell is a Clinical Professor at the Yale University School of Medicine and was a medical director at the Albert Einstein College of Medicine from July 2001 through June 2003. Dr. Martell holds a B.S. in Microbiology from Cornell University, a M.A. in Molecular Immunology from Boston University, and a Doctor of Medicine degree from The Chicago Medical School. She completed her internship and residency in Internal Medicine, and was a Chief Resident and a Robert Wood Johnson Clinical Scholar at Yale University School of Medicine. She is board certified in both Internal and Addiction Medicine.

Audit Committee

The current members of our Audit Committee are Dr. Mary Ann Gray (Chair), Dr. Frank M. Armstrong, and James A. Geraghty.

The committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2016 the committee held 15 meetings. The primary function of the Audit Committee is to oversee Juniper’s reporting processes on behalf of the Board and to report the results of its activities to the Board. The Audit Committee’s duties and responsibilities are to, among other things:

•	Select a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	Help ensure the independence and performance of the independent registered public accounting firm;
•

Discuss the scope and results of the audit with the independent registered public accounting firm, and review, with management and the independent registered public accounting firm, our operating results;

•	Review financial press releases;
•	Develop procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	Review and address conflicts of interests of the Company’s directors and executive officers;
•	Review materials to identify and address the status of major risks to the Company;

•	Review related party transactions;
•

Obtain and review a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures and any steps taken to deal with such issues; and

•	Approve (or, as permitted, pre-approve) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive officers (including our Chief Executive Officer and our Chief Financial Officer), and employees of the Company. Our Code of Business Conduct and Ethics is posted on our corporate website, www.juniperpharma.com under “Investor Relations”.  We will provide an electronic or paper copy of this document free of charge upon request. If, in the future, we should amend our Code of Business Conduct and Ethics or grant a waiver to our Chief Executive Officer or our Chief Financial Officer with respect to our Code of Business Conduct and Ethics, then we will post the amendment or a description of the waiver in the “Investor Relations” section of our corporate website, www.juniperpharma.com, or in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 (the “Exchange Act”), and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to the Company. The Company is required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) of the Exchange Act with respect to our Company, we believe that during 2016 all of our executive officers, directors, and 10% stockholders complied with the Section 16(a) requirements except that each of Frank Condella, Nikin Patel, Bridget Martell and George Elston each filed a late Form 4 on July 6, 2016.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

Our Compensation Committee provides assistance to the Board in fulfilling its responsibility to oversee the creation and administration of executive compensation programs and practices. Responsibilities of the Compensation Committee include, among other things:

•	Reviewing and determining the compensation of the Company’s Chief Executive Officer and other executive officers;
•	Reviewing and approving of the Company’s management incentive compensation policies and programs; and
•	Reviewing and approving equity compensation programs for the Company’s employees, directors and consultants, including grants of options, restricted stock and other awards thereunder.

The Compensation Committee acts pursuant to the Compensation Committee Charter. This Charter can be found on our corporate website, www.juniperpharma.com .

The current members of our Compensation Committee are Dr. Frank M. Armstrong (Chair), Dr. Cristina Csimma and Ann Merrifield. Each of these individuals has been determined by the Board to be independent within the meaning of the applicable Nasdaq Marketplace Rules.

The Compensation Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2016, the Compensation Committee held 11 meetings. The Compensation Committee has the authority under its charter to retain independent consultants and legal counsel to provide guidance on matters related to executive compensation and other related matters; provided, however, that the Compensation Committee must take into account certain independence factors outlined in the Nasdaq Marketplace Rules in making their selections. The Committee engaged Radford Associates (“Radford”) as executive compensation consultants to provide executive and non-employee director compensation consulting services.  The Compensation Committee determined that Radford is independent under applicable Nasdaq rules and that their work did not raise any conflicts of interest. Radford did not provide any services to the Company in 2015 or 2016, other than to the Compensation Committee.

Risk Assessment

The Compensation Committee regularly undertakes a qualitative assessment of the extent to which the Company’s compensation program encourages or may aggravate or mitigate unnecessary or excessive risk-taking behavior by executive officers. The Compensation Committee has concluded that the Company’s executive compensation program maintains an appropriate balance between risks and rewards and it does not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented based on our pay-for-performance compensation philosophy. Our named executive officers for 2016 were Alicia Secor, President and Chief Executive Officer; Frank C. Condella Jr., former President and Chief Executive Officer; George O. Elston, former Chief Financial Officer; Dr. Nikin Patel, Chief Operating Officer; and Dr. Bridget A. Martell, Chief Medical Officer.

Effective August 1, 2016, Mr. Condella resigned as our President Chief Executive Officer and Ms. Secor was appointed to such role. Effective December 31, 2016, Mr. Elston resigned as our Chief Financial Officer and, effective January 1, 2017, Jeffrey Young was appointed to such role.

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

We have established a total rewards framework that supports our compensation philosophy through the following objectives:

•	affording our executives a competitive total rewards opportunity comparable to executives in similar positions at organizations with which we compete for executive talent;
•	allowing us to attract and retain executives who can perform and succeed in our fast-paced and challenging environment; and
•	delivering compensation in a cost-efficient manner that aligns employees’ rewards with stockholders’ long-term interests.

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

As part of the review process, the Chief Executive Officer provides to the Compensation Committee an individual assessment of the major accomplishments of each other executive officer over the prior year and recommends compensation for each such executive officer to the Compensation Committee. The Compensation Committee evaluates the performance of our Chief Executive Officer and recommends to the Board for its approval all compensation elements and amounts to be awarded to our Chief Executive Officer. Our Chief Executive Officer, who is a member of the Board, does not participate in Board decisions relating to her own compensation. The key metrics we use to measure the performance of our executive officers can be grouped into the following categories:

•	Financial—We evaluate measures of our financial performance such as revenue, expense management and cash flow metrics.
•	Operational—We evaluate operational measures to determine that the Company is operating effectively and efficiently.
•	Clinical—We evaluate clinical measures to assess progress in developing and bringing new drugs to market.

The Compensation Committee considers the recommendations of the Chief Executive Officer and other information (including each executive’s significant accomplishments, external competitiveness, Company performance, progress towards strategic objectives, and internal equity among executive officers) and applies its knowledge and discretion to determine, or recommend to the non-employee members of the Board for approval, the compensation for each executive officer.

Public Company Peer Group

To understand external competitiveness, the Compensation Committee compares each element of total compensation against a peer group of publicly traded pharmaceutical and biotechnology companies. At the Compensation Committee’s request, Radford undertook a review of the Company’s peer group and provided recommendations to the Compensation Committee based on their findings. Based, in part, on Radford’s recommendations, the Compensation Committee revised the Company’s peer group, based on the following key factors: market capitalization, industry focus defined as commercial biotechnology and pharmaceutical companies, stage of development (defined as a mix of Phase 2 and Phase 3 and marketed products), revenue, and number of employees.

The Compensation Committee, with Radford’s input and advice, approved the following companies as our public company peer group for 2016:

Alimera Sciences, Inc.	ALIM
Antares Pharma, Inc.	ATRS
Argos Therapeutics, Inc.	ARGS
Athersys, Inc.	ATHX
BioDelivery Sciences International, Inc.	BDSI
Caladrius BioSciences, Inc. (formerly NeoStem, Inc.)	CLBS
Codexis, Inc.	CDXS
CTI BioPharma Corp.	CTIC
Cytokinetics, Incorporated	CYTK
Endocyte, Inc.	ECYT
Elite Pharmaceuticals, Inc.	ELTP
Epirus Biopharmaceuticals, Inc. (formerly Zalicus, Inc.)	EPRS
Ocera Therapeutics Inc.	OCRX
OncoGenex Pharmaceuticals, Inc.	OGXI
Pain Therapeutics, Inc.	PTIE
Paratek Pharmaceuticals, Inc. (formerly Transcept Pharmaceuticals, Inc.)	PRTK
Pozen, Inc.	POZN
Rigel Pharmaceuticals, Inc.	RIGL
XOMA Corporation	XOMA
Zogenix, Inc.	ZGNX

The Role of Stockholder “Say-on-Pay” Votes

As required by Section 14A of the Exchange Act, the Company provides its stockholders with the opportunity to cast an annual advisory vote to approve the compensation of our named executive officers. At the Company’s 2016 Annual Meeting, we received strong support for the say-on-pay proposal, with approximately 82% of the votes cast at that meeting voted in favor of the proposal. The Compensation Committee believes that this result affirms the stockholders’ support for the Company’s approach to executive compensation, and, therefore, the Company maintained its general approach to executive compensation in 2017. However, for 2017, we modified the types of equity awards granted to our executive officers to enhance our commitment to performance-based compensation by granting a mix of stock options subject to time-based vesting, restricted stock units subject to time-based vesting and restricted stock units that vest only if we achieve certain specified objective performance criteria. The Compensation Committee will continue to consider changes to our executive compensation program as appropriate in response to input from stockholders and evolving factors such as the business environment and competition for talent.

Components of our Executive Compensation Program

Total compensation for our named executive officers generally consists of a mix of cash and equity awards. Base salaries and annual incentive bonuses are paid in cash. Long-term incentives are provided in the form of stock option awards. Named executive officers are also eligible to participate in our employee benefits programs on the same terms as other employees.

Each primary component of compensation and the purpose of such element is summarized in the table below.

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

While the general mix of each compensation component is considered in the design of our total compensation program, the Compensation Committee and the Board do not target a specific mix of pay either in their program design or in compensation determinations. By design, our executive officers have more variability in their compensation than non-executives, to more closely tie their compensation to the Company’s overall performance. The Compensation Committee considers each element of total compensation offered by the Company against each element of total compensation provided by our peer group companies.

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

Generally, the Compensation Committee compares our executive officers’ base salaries with base salaries of individuals in comparable positions at the peer group companies. In connection with determining or recommending the base salary levels for the Company’s executive officers, the Compensation Committee compares their total target cash compensation (i.e., base salary plus target annual bonus) to total target cash compensation of individuals in comparable positions at the peer group companies.

The 2016 base salaries of each of our named executive officers were as follows: Ms. Secor—$410,000; Mr. Condella—$410,000; Mr. Elston—$320,000; Dr. Patel—£205,218; and Dr. Martell—$320,000.

Annual Cash Incentive Bonuses

We maintain an annual cash incentive program (the “Incentive Plan”), the purpose of which is to motivate and reward the attainment of annual Company and individual performance goals. For our named executive officers, annual incentive opportunities, which are expressed as a percentage of base salary, can range from 0% to 150% of targeted levels, depending on the attainment of pre-established Company goals and individual goals for the particular year. In order for any named executive officer to be eligible to receive an annual incentive bonus, the Company must achieve at least 50% of the pre-established target corporate goals (as described below).

Actual payouts under the Incentive Plan are recommended by the Compensation Committee to the Board based on achievement of corporate goals, overall individual performance, and the broad discretion of the Compensation Committee and the

Board. Our corporate goals are discussed at the beginning of each year by management and the Compensation Committee and are approved by the Compensation Committee and the Board.

The extent to which corporate goals are achieved is assessed by the Compensation Committee with input from the Chief Executive Officer and other members of management. The Compensation Committee and the Board consider the following in determining cash bonuses:

•	The extent to which corporate goals are achieved or exceeded; and
•	The overall success of the Company throughout the year as determined by factors such as progress in key programs, execution of the strategic plan, and share price.

2016 Annual Cash Incentive Bonuses

Bonus targets for 2016 for Ms. Secor, Messrs. Condella and Elston and Drs. Patel and Martell were 60%, 70%, 40%, 55% and 40% of their base salary, respectively.

The following table summarizes the Company’s goals for 2016 and the Compensation Committee’s determination with respect to the achievement level of each such goal.

Company Goal	Weight	Achievement
Financial Goals
Complete financing transaction(s) that provide a specified amount of operating capital*	20%	10%
Establish at least one strategic product partnership by the end of 2016	10%	0%
Operational Goals
Successfully formulate and make a GMP version of JNP-0101 by June 30, 2016	10%	10%
Successfully formulate and make a non GMP version of JNP-0301 by December 31, 2016	10%	10%
Achieve a specified service revenue target for 2016*	5%	5%
Maintain CRINONE service supply chain levels at 99% or better	5%	5%
Clinical Goals
Complete Phase 2b proof-of-concept study for COL-1077 and report results by August 31, 2016	10%	10%
End of Phase 2 meeting with FDA for COL-1077	15%	0%
First patient screened in JNP-0101 clinical trial by December 31, 2016	10%	0%
Establish with FDA pathway to approval for pre-term birth indication by year-end	5%	5%
Total	100%	55%

*

The above-described metrics include highly sensitive data. We do not disclose the specific target levels for these metrics because we believe that such disclosure would result in competitive harm to our company. Revealing these metrics could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products. We believe each of these target levels were designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

The Compensation Committee recognized the Company’s achievement of the 2016 goals at 55% in the aggregate, which was more than the required 50% minimum achievement level for corporate goals.  The achievement level was then adjusted upward to the 60% level in recognition of over-achievement for the CRINONE supply goal and services revenue goal.

In the case of Ms. Secor and Mr. Condella, 100% of bonus eligibility is based on achievement of the corporate goals.  For the other executive officers, 80% of bonus eligibility is based on achievement of the corporate goals and the other 20% of bonus eligibility is determined based on achievement of individual performance goals.  Individual performance goals were established for each of the other named executive officers in the first quarter of 2016.

In the case of each of Mr. Elston, Dr. Patel and Dr. Martell, the individual performance goals were as follows: (i) establish and maintain a culture and work environment that supports employee commitment/engagement and enables high level of performance and productivity as indicated by >90% retention of key employees and annual employee survey results (50% weighting); and (ii) identify and implement at least one action identified in most recent employee survey (50% weighting).  In the case of each Mr. Elston, Dr. Patel and Dr. Martell, the Compensation Committee determined that these individual performance goals were achieved at the 100% level.

Based on this determination, the 2016 annual cash incentive bonus payments made to the named executive officers were as follows:

Name	Position	2016 Target Annual Incentive Bonus Target		2016 Annual Incentive Bonus Paid
Alicia Secor	President and Chief Executive Officer	$102,530	(1)	$61,518	(1)
Frank C. Condella, Jr.	Former President and Chief Executive Officer	$167,417	(1)	$100,450	(2)
George O. Elston	Former Chief Financial Officer	$128,000		$87,040
Dr. Nikin Patel	Chief Operating Officer	$140,289	(3)	$95,397	(4)
Dr. Bridget A. Martell	Chief Medical Officer	$128,000		$87,040

(1)	Amounts shown are pro-rated for service during 2016.
(2)

Amounts shown is pro-rated for service time during 2016 in accordance with the Transition and Consulting Agreement entered into with him in connection with his resignation as President and Chief Executive Officer.

(3)

The amount shown for Dr. Patel represents a target amount that was designated in British pound (£112,870) and converted to U.S. dollars for purposes of this table, using an exchange rate as of February 28, 2017 of 1.24293 U.S. dollars for each British pound.

(4)

The amount shown for Dr. Patel represents a target amount that was designated in British pound (£76,752) and converted to U.S. dollars for purposes of this table, using an exchange rate as of February 28, 2017 of 1.24293 U.S. dollars for each British pound.

Equity Compensation

An equity compensation program is provided to all executives and certain key employees to foster a culture of ownership, align compensation with stockholder interests, and promote long-term retention with the Company. Each year the Compensation Committee determines the types of awards to be used for equity compensation. In doing so, the Compensation Committee considers the ability of each type of award to achieve key compensation objectives (such as employee retention, motivation, and attraction), the needs of the business, competitive market practices, dilution, and expense constraints, as well as tax and accounting implications.

Stock options awarded under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Performance Plan (the “2015 Plan”) must have an exercise price equal to or greater than the fair market value (i.e., the closing price) of the Company’s Common Stock on the Nasdaq Global Market on the date of grant. Stock option grants are normally approved at Board and Compensation Committee meetings that are scheduled up to a year in advance. Scheduling decisions are made without regard to anticipated financial reporting dates or other major announcements by the Company.

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

We have historically made an annual grant of stock options at the time of the annual review of each executive’s performance, usually in February or early March of each year. Stock option grants typically vest over four years to provide an incentive for employees to remain with the Company and to increase stockholder value.

In determining the equity awards for 2016, the Compensation Committee concluded as follows: (1) the value of equity awards should be comparable to those provided by our peer group of companies; (2) the aggregate grants should be limited, so as not to exceed a predetermined dilution effect; and (3) the grants to executive officers should be within a range that is appropriate from a Company-wide internal fairness perspective.

Based on these determinations, on February 19, 2016, Mr. Condella was granted a stock option to purchase 110,000 shares; Dr. Patel was granted a stock option to purchase 50,000; Mr. Elston was granted a stock option to purchase 50,000 shares; and

Dr. Martell was granted a stock option to purchase 50,000 shares.  Each such stock option was scheduled to vest over four years from the grant date, with 25% of the shares underlying the stock option vesting on each of the first four anniversaries of the grant date.

On July 20, 2016, Ms. Secor received a new hire inducement grant of an option to purchase 225,000 shares of the Company’s common stock, which vest over four years from the grant date, with 25% of the shares underlying the stock option vesting on each of the first four anniversaries of  the grant date.

Benefits and Perquisites

All named executive officers are eligible for the standard benefits that are offered to other full-time employees of the Company. For U.S. employees, these standard benefits include health, dental, vision, and life insurance, and both short- and long-term disability. U.K. employees receive health insurance and life insurance.

In addition, the Company offers a 401(k) plan to its U.S. employees and contributes a safe harbor non-elective contribution in an amount equal to 3% of the employee’s base salary up to the statutory maximum. UK employees are entitled to a matching 3% retirement plan contribution (of gross annual salary) from the Company.

The Company does not provide perquisites for our executive officers.

Compensation Policy Implementation in 2017

As noted elsewhere in this Compensation Discussion and Analysis section, the Compensation Committee believes that it is important when making compensation decisions to be informed as to the current practices of comparable, publicly-held companies. The Compensation Committee engaged Radford as executive compensation consultants to provide executive and non-employee director compensation consulting services.

At the Compensation Committee’s request, Radford undertook a review of the Company’s peer group and provided recommendations to the Compensation Committee based on their findings. Based, in part, on Radford’s recommendations, the Compensation Committee revised the Company’s peer group for 2017, based on the following key factors: market capitalization, industry focus defined as commercial biotechnology and pharmaceutical companies, stage of development (defined as a mix of Preclinical, Phase 1, 2 and Phase 3 and marketed products), revenue, and number of employees.

The Compensation Committee, with Radford’s input and advice, approved the following 22 companies as our 2017 peer group:

Adverum Biotechnologies, Inc. (ADVM)	Dicerna Pharmaceuticals, Inc. (DRNA)
Alimera Sciences, Inc. (ALIM)	Elite Pharmaceuticals, Inc. (ELTP)
Antares Pharma, Inc. (ATRS)	Endocyte, Inc. (ECYT)
Argos Therapeutics, Inc. (ARGS)	Ignyta, Inc. (RXDX)
Assembly BioSciences, Inc. (ASMB)	Ocera Therapeutics, Inc. (OCRX)
Athersys, Inc. (ATHX)	Pain Therapeutics Inc. (PTIE)
BioDelivery Sciences International, Inc. (BDSI)	Paratek Pharmaceuticals, Inc. (PRTK)
Caladrius Biosciences, Inc. (CLBS)	Peregrine Pharmaceuticals, Inc. (PPHM)
Corium International, Inc. (CORI)	Rigel Pharmaceuticals, Inc. (RIGL)
Codexis, Inc. (CDXS)	XOMA Corporation (XOMA)
CTI BioPharma Corp. (CTIC)	Zogenix, Inc. (ZGNX)

Following its review of the executive compensation paid by the Company’s peer group companies and other survey information provided by Radford with respect to compensation paid by biopharmaceutical companies generally, the Compensation Committee determined that an increase in the base salaries and bonus targets of our named executive officers was advisable.

The Compensation Committee approved or in the case of Ms. Secor, recommended the Board approved, the following base salaries for 2017: Ms. Secor—$459,200 (25th percentile); Mr. Young, our Chief Financial Officer hired on January 1, 2017—$355,000 (50th percentile); Dr. Martell—$360,000 (25th percentile); and Dr. Patel—£229,800 (50th percentile).

The 2017 target cash bonuses for Ms. Secor of 60% (75th percentile) and Dr. Martell of 40% (50th to 75th percentile) remain unchanged from their 2016 target bonus amounts.  The Compensation Committee approved, the following target bonuses for the other executive officers for 2017: Mr. Young—45% (75th percentile) and Dr. Patel—45% (50th to 75th percentile).

The Compensation Committee also determined, based on its review of overall compensation, and equity compensation specifically, and with input from Radford, to modify its equity compensation structure for 2017 to grant equity awards in the form of time-based stock options, time-based restricted stock units and performance-based restricted stock units.  In March 2017, the Compensation Committee approved the following equity award grants to our executive officers:  Ms. Secor—an option to purchase 127,500 shares, 26,200 time-based restricted stock units and 50,000 performance-based restricted stock units ; Mr. Young—25,000 performance-based restricted stock units; Dr. Martell— an option to purchase 74,900 shares, 15,500 time-based restricted stock units and 30,000 performance-based restricted stock units; and Dr. Patel— an option to purchase 53,000 shares, 11,000 time-based restricted stock units and 25,000 performance-based restricted stock units.  Additionally, in April 2017, the Compensation Committee approved an additional grant to Dr. Patel of an option to purchase 10,000 shares and 5,000 performance-based restricted stock units.  On January 3, 2017, in connection with his hire, Mr. Young received an inducement grant of an option to purchase 170,000 shares of the Company’s common stock, which vests over four years from the grant date, with 25% of the shares subject to the option vesting on each of the first four anniversaries of the grant date.

Termination or Change of Control

We have entered into employment agreements with each of Ms. Secor, Messrs. Condella, Elston and Young and Drs. Patel and Martell.   The employment agreements provide for payments to be made to the executives if their employment is terminated under certain circumstances. We believe employment agreements can be important components of our effort to recruit and retain senior executives, particularly for companies at our stage of development and in our relatively high-risk industry.

In addition, our 2015 Plan provides for the acceleration and vesting of equity awards granted under the plan in the event of a Change of Control.  The acceleration is either single-trigger or double-trigger depending on when the award was granted, and whether any provision is made for the assumption or substitution of awards in the event of a Change of Control.

A further discussion of the potential payments to be made to our named executive officers upon the termination of their employment and/or a Change of Control is set forth below under the heading “Payments upon Termination or Change of Control.”

Share Ownership Guidelines for Executive Officers

The Board adopted guidelines for executive officers to own and hold, at a minimum, that number of shares of the Company’s Common Stock having a market value of at least one times, or two times in the case of the Chief Executive Officer, the officer’s base salary upon the later of (i) five years after the date of original adoption of the guidelines or (ii) five years after becoming an executive officer. For purposes of these guidelines, stock ownership includes shares held outright by the executive officer or his or her immediate family members who share a household, shares of restricted stock held by the executive officer and shares subject to vested stock options held by the executive officer. Each executive officer should make incremental progress toward the ownership goal over the course of the applicable period. The Board believes that these ownership expectations are an important tool in aligning the interests of the Company’s executive officers with the long-term interests of stockholders. All executive officers are currently meeting or are working to achieve these guidelines within the applicable phase-in period time period.

Tax Considerations

We have not provided or agreed to provide any of our executive officers with a gross-up or other reimbursement for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Sections 280G and 4999 of the Code provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our Company that exceed certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an employee, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A.

Section 162(m) of the Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and its other named executive officers (other than its chief financial officer), unless certain conditions are met. To the extent feasible, we structure executive compensation to preserve deductibility for federal income tax purposes. In this regard, our equity incentive plans are designed to preserve, to the extent otherwise available, the deductibility of income realized pursuant to these plans. Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interest of the Company.

Executive and Director Compensation

2016 Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus (1) ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)		Total ($)
Alicia Secor (5)	2016	170,883	65,127	(6)	1,047,305	56,391	4,613		1,344,319
President and Chief Executive Officer

Frank C. Condella, Jr. (7)	2016	256,275	8,371		535,906	92,079	83,857	(8)	976,488
Former President and Chief	2015	340,000	—		133,040	218,960	9,350		701,350
Executive Officer	2014	340,000	—		180,258	—	7,650		527,908

George O. Elston (9)	2016	320,040	5,120		243,594	81,920	325,963	(10)	976,637
Former Chief Financial Officer	2015	300,000	—		—	110,400	8,250		418,650
	2014	75,000	—		275,416	—	51,500		401,916

Dr. Nikin Patel (11)	2016	253,157	5,612		243,594	89,786	7,527		599,675
Chief Operating Officer	2015	271,270	—		106,432	169,085	8,138		554,925
	2014	284,649	—		144,206	—	8,539		437,394

Dr. Bridget A. Martell	2016	320,040	5,120		243,594	81,920	13,094		663,768
Chief Medical Officer	2015	284,649	—		205,353	106,400	7,000		603,402

(1)	Represents a discretionary bonus paid to the named executive officers in recognition of over-achievement for the CRINONE supply goal and services revenue goals for 2016.
(2)

This column represents the grant date fair values of the stock options awarded in 2016, 2015 and 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). See Note 2 to the consolidated financial statements included in our 2016 Annual Report, as filed on March 7, 2017, regarding the assumptions underlying the valuation of our equity awards.

(3)

This column represents incentive compensation earned under the Company’s Incentive Plan. See “Compensation Discussion and Analysis—2016 Annual Cash Incentive Bonuses” for information concerning the determination of these awards.

(4)

The amounts reported in this column include the Company’s safe harbor non-elective contribution to the named executive officers’ 401(k) savings account, or a pension plan in the case of Dr. Patel, in the amount equal to 3% of eligible compensation.

(5)	Ms. Secor was appointed President and Chief Executive Officer effective August 1, 2016. Her 2016 annualized base salary was $410,000.
(6)	The amount reported includes a $60,000 sign-on bonus payment made to Ms. Secor pursuant to the terms of her employment agreement.
(7)

Mr. Condella resigned as the Company’s President and Chief Executive Officer on August 1, 2016 and his employment with the Company terminated August 15, 2016.  His annualized base salary for 2016 was $410,000.

(8)

Includes $15,771 in vacation payout and $52,500 of consulting fees paid to Mr. Condella pursuant to a Transition and Consulting Agreement entered into with him in connection with his resignation as President and Chief Executive Officer (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, Mr. Condella received an annual retainer of $15,000 through February 27, 2017.

(9)	Mr. Elston resigned as Chief Financial Officer effective December 31, 2016.
(10)

Includes cash severance payment of $267,060, vacation payout of $33,235, and continuation of medical and welfare benefits of with a value of $12,404, each of which were paid pursuant to the terms of a separation agreement entered into with him in connection with his resignation.

(11)

The amounts shown for Dr. Patel (other than for bonus, option awards and non-equity incentive plan compensation) represent amounts that were paid in British pounds and converted to U.S. dollars using an exchange rate as of December 31, 2016, 2015 and 2014 of 1.2336, 1.4802 and 1.5532 U.S. dollars, respectively, for each British pound. The amounts shown for bonus represent amounts that were paid in British pounds and converted to U.S. dollars using an exchange rate as of the date it was paid, February 28, 2017, which was 1.24293 U.S. dollars for each British pound.  The amounts shown for non-equity incentive plan compensation represent the amounts that were paid in British pounds and converted to U.S. dollars using an exchange rate as of the date they were paid, which was 1.24293 for his 2016 award, which was paid on February 28, 2017, and 1.38767 for his 2015 award which was paid on February 29, 2016.

Total Realized Compensation

To supplement the SEC-required disclosure in the 2016 Summary Compensation Table set forth above, we have included the additional table below, which shows “Total Realized Compensation,” representing the total compensation realized by each named executive officer in each of the years shown. Total compensation as calculated under SEC rules and, as shown in the 2016 Summary Compensation Table, includes several items that are driven by accounting assumptions, which are not necessarily reflective of compensation actually realized by the named executives in a particular year. The amounts reported in the Total Realized Compensation column differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for those Total amounts. Total Realized Compensation represents: (1) Total compensation, as determined under applicable SEC rules, minus (2) the aggregate grant-date fair value of stock option awards (as reflected in the Option Awards column), plus (3) the value realized in the applicable year from the vesting of restricted stock and exercises of stock options.

		Total Realized
Name and Principal Position	Year	Compensation ($)
Alicia Secor	2016	297,014
President and Chief Executive Officer

Frank C. Condella, Jr.	2016	440,582
Former President and Chief Executive Officer	2015	568,310
	2014	347,650

George O. Elston	2016	733,043
Former Chief Financial Officer	2015	418,650
	2014	126,500

Dr. Nikin Patel(1)	2016	356,081
Chief Operating Officer	2015	448,493
	2014	293,188

Dr. Bridget A. Martell	2016	420,174
Chief Medical Officer	2015	398,049

(1)

The amounts shown for Dr. Patel have been converted from British pounds to U.S. dollars using an exchange rate as of December 31, 2016, 2015 and 2014 of 1.2336, 1.4802 and 1.5532 U.S. dollars, respectively, for each British pound. Amounts paid to Dr. Patel for non-equity incentive plan compensation have been converted from British pounds to U.S. dollars using an exchange rate as of the dates of payment, February 28, 2017 and February 28, 2016, of 1.24293 and 1.38767 U.S. dollars, respectively, for each British pound.

2016 Grants of Plan-Based Awards Table

The following table provides information about annual incentive bonus and equity awards granted to the named executive officers in 2016.

					All Other
					Option	Exercise
					Awards:	or Base	Grant Date
		Estimated Possible Payouts Under			Number of	Price	Fair Value of
		Non-Equity Incentive Plan Awards(1)			Securities	of Option	Stock and
		Threshold	Target	Maximum	Underlying	Awards	Option
Name	Grant Date	($)	($)	($)	Options (#)(2)	($/share)(3)	Awards(4)
Alicia Secor		51,265	102,530	153,795	—	—	—
President and Chief Executive Officer	7/20/2016		—	—	225,000	7.59	1,047,305

Frank C. Condella, Jr.	—	83,709	167,417	251,126	—	—	—
Former President and Chief Executive Officer	2/19/2016	—	—	—	110,000	7.82	535,906

George O. Elston	—	64,000	128,000	192,000	—	—	—
Former Chief Financial Officer	2/19/2016	—	—	—	50,000	7.82	243,594

Dr. Nikin Patel	—	70,145	140,290	210,435	—	—	—
Chief Operating Officer(5)	2/19/2016	—	—	—	50,000	7.82	243,594

Dr. Bridget A. Martell	—	64,000	128,000	192,000	—	—	—
Chief Medical Officer	2/19/2016	—	—	—	50,000	7.82	243,594

(1)

These columns show the range of possible payouts for 2016 annual incentive compensation granted under the Incentive Plan. For a description of the 2016 annual incentive program, see “Compensation Discussion and Analysis—2016 Annual Cash Incentive Bonuses”. Estimated possible payments were pro-rated to reflect actual service periods for Ms. Secor and Mr. Condella. The actual amounts paid to our named executive officers under the 2016 annual incentive program were as follows – Ms. Secor, $61,518; Mr. Condella, $100,450; Mr. Elston, $87,040; Dr. Patel, $95,397; and Dr. Martell, $87,040.

(2)	Represents the number of shares underlying stock option awards that were granted to the named executive officers in 2016 under the 2015 Plan.
(3)	The exercise price is the closing price on the Nasdaq Global Market on the date of grant.
(4)

These amounts represent the grant date fair value of the stock option awards granted to the named executive officers in 2016, computed in accordance with the ASC Topic 718. See Note 2 to the consolidated financial statements included in our 2016 Annual Report as filed on March 7, 2017, regarding the assumptions underlying the valuation of our equity awards.

(5)

The amounts shown in the table above for Dr. Patel’s possible payouts under non-equity incentive plan awards have been converted from British pounds to U.S. dollars using an exchange rate as of February 28, 2017 of 1.24293 U.S. dollars for each British pound.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information on outstanding stock options held by the named executive officers as of December 31, 2016. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the option grant date.

	Option Awards
		Number of
		Securities	Number of
		Underlying	Securities
		Unexercised	Underlying	Option
		Options	Unexercised	Exercise	Option
	Option Grant	(#)	Options	Price	Expiration
Name	Date	Exercisable	(#) Unexercisable(1)	($)	Date
Alicia Secor	7/20/2016	—	225,000	7.59	7/20/2023
President and Chief
Executive Officer

Frank C. Condella, Jr.	9/15/2010	43,748	—	8.56	9/15/2017
Former President and	2/7/2011	39,374	—	20.72	2/7/2018
Chief Executive Officer	2/29/2012	39,374	—	5.28	2/29/2019
	3/1/2013	18,751	9,374	4.95	3/1/2020
	3/10/2014	20,000	20,000	7.05	3/10/2021
	2/11/2015	17,500	22,500	5.56	2/11/2022
	2/19/2016	—	110,000	7.82	2/19/2023

George O. Elston	10/1/2014	37,500	—	5.97	10/1/2021
Former Chief Financial Officer	2/19/2016	—	50,000	7.82	2/19/2023

Dr. Nikin Patel	3/10/2014	16,000	16,000	7.05	3/10/2021
Chief Operating Officer	2/11/2015	13,999	18,001	5.56	2/11/2022
	2/19/2016	—	50,000	7.82	2/19/2023

Dr. Bridget A. Martell	1/6/2015	15,000	45,000	5.63	1/6/2022
Chief Medical Officer	2/19/2016	—	50,000	7.82	2/19/2023

(1)Option Awards Vesting Schedule:

Grant Date	Vesting Schedule

3/1/2013	The remaining shares vested as follows: 9,374 shares on 3/1/2017.

3/10/2014	The remaining shares vested / vest as follows: (i) Mr. Condella 10,000 shares on 3/10/2017 and 10,000 shares on 3/10/2018, and (ii) Dr. Patel 8,000 shares on 3/10/2017 and 8,000 shares on 3/10/2018.

1/6/2015	The remaining shares vested / vest as follows: 15,000 shares on 1/6/2017, 15,000 shares on 1/6/2018 and 15,000 shares on 1/6/2019.

2/11/2015

The remaining shares vested / vest in increments of 6.25% on each three-month anniversary of the grant date as follows: (i) Mr. Condella 2,500 shares every three months through February 11, 2019, and (ii) Dr. Patel 2,000 shares every three months through February 11, 2019.

2/19/2016

The remaining shares vested / vest as follows: (i) Mr. Condella 27,500 shares on 2/19/2017, 27,500 shares on 2/19/2018, 27,500 shares on 2/19/2019 and 27,500 shares on 2/19/2020, (ii) Dr. Patel 12,500 shares on 2/19/2017, 12,500 shares on 2/19/2018, 12,500 shares on 2/19/2019 and 12,500 shares on 2/19/2020, and (iii) Dr. Martell 12,500 shares on 2/19/2017, 12,500 shares on 2/19/2018, 12,500 shares on 2/19/2019 and 12,500 shares on 2/19/2020.  Mr. Elston’s 2/19/2016 option, none of which was vested, was cancelled on 12/31/2016 upon Mr. Elston’s separation from the Company on that date.

7/20/2016

The remaining shares vest as follows: 56,250 shares on 7/20/2017, 56,250 shares on 7/20/2018, 56,250 shares on 7/20/2019 and 56,250 shares on 7/20/2020.  The option is subject to full vesting acceleration upon a Change of Control as set forth in the 2015 Plan.

Option Exercises and Stock Vested in 2016

None of our named executive officers exercised any stock options or had other equity awards vest in the year ended December 31, 2016.

Payments upon Termination or Change of Control

We have entered into employment agreements with each of Ms. Secor, Messrs. Condella and Elston and Drs. Patel and Martell, provide for cash compensation, benefits, and/or the acceleration of the vesting of equity awards in the event of their termination of employment under certain circumstances, as described below. The severance payments described below are subject to the executive’s execution of a general release of the Company, as described in the various agreements.

In addition, our 2015 Plan provides for the acceleration and vesting of equity awards granted under the plan in the event of a Change of Control.  The acceleration is either single-trigger or double-trigger depending on when the award was granted, and whether any provision is made for the assumption or substitution of awards in the event of a Change of Control.

Alicia Secor

Ms. Secor’s employment agreement, effective August 1, 2016, provides for the following payments and/or benefits upon termination of her employment:

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

Termination by the Company without Cause

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) target bonus set at no less than 60% of base salary, and (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

Resignation by the employee with Good Reason

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) target bonus set at no less than 60% of base salary, and (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within 24 months after a Change of Control

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) target bonus set at no less than 60% of base salary, and (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

On April 12, 2017, Ms. Secor’s employment agreement was amended and restated to provide for, among other things, (i) an increase to her annual base compensation to $459,200, and (ii) in the event of termination by the Company without Cause or resignation by Ms. Secor with Good Reason within 24 months after a Change of Control, she is entitled the benefits described in the above table, except that she is entitled to an additional 18 months of base salary instead of an additional 12 months of base salary, and to 1.5x her target bonus instead of a target bonus set at no less than 60% of base salary.

The following table describes the potential payments and benefits that Ms. Secor would have been entitled to receive under the terms of her employment agreement had her employment terminated on December 30, 2016 or had a Change of Control occurred on December 30, 2016.

			Continuation of
	Cash		Medical/ Welfare
	Severance	Vacation	Benefits	Acceleration of
	Payment(1) ($)	Pay(2) ($)	(present value) $	Equity Awards (3)	Total ($)
Death	N/A	3,627	N/A	N/A	3,627
Resignation by employee without Good Reason	N/A	3,627	N/A	N/A	3,627
Termination by Company with Cause	N/A	3,627	N/A	N/A	3,627
Termination by the Company without Cause or	656,000	3,627	14,133	N/A	673,760
Resignation by employee with Good Reason	656,000	3,627	14,133	N/A	673,760
Termination by the Company without Cause or Resignation by employee for Good Reason within 24 months after a Change of Control	656,000	3,627	14,133	N/A	673,760
Change of Control	N/A	N/A	N/A	—	—

N/A—Not Applicable

(1)	Payment of the amount of base salary for 12 months following the date of termination and target bonus set at no less than 60% of base salary.
(2)	Assumes 2.3 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)

Represents the intrinsic value of both vested and unvested stock options on December 30, 2016, based on the difference between the closing market price of the Company’s Common Stock on December 30, 2016 ($5.60) and the applicable exercise price of all such stock options. Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).  The exercise price of Ms. Secor’s stock options exceeded the closing market price of the Company’s Common Stock on December 30, 2016.

Frank C. Condella

In connection with resignation as President and Chief Executive Officer effective as of August 1, 2016, Mr. Condella received a cash payment of $15,771 for 10 days of accrued and unused vacation.  Mr. Condella also entered into a Consulting Agreement with the Company upon his separation.  Under the Consulting Agreement, Mr. Condella received total cash payments of $52,500 for his services.  Additionally, Mr. Condella was compensated as a non-employee director subsequent to his separation.  He received cash payments of $15,000 and restricted stock awards valued at $44,995 for his service as an independent director in 2016.  Mr. Condella’s prior stock option grants (with an intrinsic value of $6,993 based on the difference between the Company’s closing stock price of $5.60 on December 30, 2016 and the exercise prices) continue to vest in accordance with their terms.

George O. Elston

Mr. Elston separated from the Company as of December 31, 2016. The following table describes the payments and benefits that Mr. Elston received in connection with his separation from the Company as of December 31, 2016 under the terms of his separation agreement with the Company, which include amounts payable to him under his employment agreement without Cause.

Cash			Total
Severance	Vacation		Termination
Payment ($)	Pay ($)	Continuation of Medical/Welfare Benefits (Present Value)($)	Benefits($)
267,060	33,235	12,404	$312,699

Dr. Nikin Patel

Dr. Patel’s employment agreement provides for severance in the event the Company elects to terminate his employment with less than six months’ prior written notice. Had the Company elected to terminate his employment on December 30, 2016, with no prior written notice, Dr. Patel would have been entitled to receive £102,609 (or $126,578 using an exchange rate as of December 31, 2016 of 1.2336 U.S. dollars for each British pound), the equivalent of six months of base salary, plus any accrued but unused vacation.

In addition, had a Change of Control (as defined under the 2015 Plan) occurred on December 30, 2016, Dr. Patel’s outstanding equity awards (with an intrinsic value of less than $1,000 as of December 30, 2016) would have become immediately and fully vested and exercisable.

On April 27, 2017, Dr. Patel’s employment agreement was amended and restated to provide for, among other things, (i) an update to his target bonus percentage to 45% of base salary, with a ceiling of 67.5% of base salary and (ii) in the event of termination by the Company without Cause or resignation by Dr. Patel with Good Reason within 24 months after a Change of Control, he is entitled to base salary through the effective date of termination together with any accrued but unused vacation pay, 12 months of base salary, 12 months of target bonus, an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected, and full acceleration of equity granted on or after March 3, 2017.

Dr. Bridget A. Martell

Dr. Martell’s employment agreement, effective January 5, 2015, provides for the following payments and/or benefits upon termination of her employment:

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

On April 12, 2017, Dr. Martell’s employment agreement was amended and restated to provide for, among other things, (i) an increase to her annual base compensation to $360,000, (ii) in the event of termination by the Company without Cause or resignation by Dr. Martell with Good Reason within 24 months after a Change of Control, she is entitled the benefits described in the above table, except that she is entitled to an additional 12 months of base salary instead of an additional 6 months of base salary, to 12 months of her target bonus instead of 6 months of accrued bonus, and to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected instead of 6 months, and (iii) in the event of termination by the Company without Cause or resignation by Dr. Martell with Good Reason within 24 months after a Change of Control, full vesting acceleration of all equity granted to her by the Company on or after March 3, 2017.

The following table describes the potential payments and benefits that Dr. Martell would have been entitled to receive under the terms of her employment agreement had her employment terminated on December 30, 2016 and under the terms of our 2015 Plan had a Change of Control occurred on December 30, 2016.

			Continuation of
	Cash		Medical/Welfare
	Severance	Vacation	Benefits
	Payment(1) ($)	Pay(2) ($)	(present value) ($)	Acceleration of Equity Awards(3)	Total ($)
Death	N/A	24,615	N/A	N/A	$24,615
Resignation by employee without Good Reason	N/A	24,615	N/A	N/A	$24,615
Termination by Company with Cause	N/A	24,615	N/A	N/A	$24,615
Termination by the Company without Cause or	160,000	24,615	12,058	N/A	$196,673
Resignation by employee with Good Reason	160,000	24,615	12,058	N/A	$196,673
Termination by the Company without Cause or Resignation by employee for Good Reason after a Change of Control	160,000	24,615	12,058	N/A	$196,673
Change of Control	N/A	N/A	N/A	—	—

N/A—Not Applicable

(1)	Payment of the amount of base salary for six months following the date of termination.
(2)	Assumes 20 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)

Represents the intrinsic value of both vested and unvested stock options on December 30, 2016 ($5.60) and the applicable exercise price of all such stock options.  Upon vesting, these stock options will be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).  The exercise price of Dr. Martell’s stock options exceeded the closing market price of the Company’s Common Stock on December 30, 2016.

Director Compensation Program for 2016

Effective as of July 2016, the Company provides to non-employee directors reimbursement for expenses and the following compensation. A Board Chair who also serves as a committee Chair does not receive the committee Chair retainer.

	Chair	Member
Annual Retainer	$80,000	$40,000
Audit Committee Retainer	$20,000	$10,000
Compensation Committee Retainer	$15,000	$6,250
Nominating & Governance Committee Retainer	$10,000	$5,000
Annual Equity Award (1)	$78,750	$45,000

(1)

Consists of a grant of the number of shares of restricted stock under the Company’s Long-Term Performance Plan determined by dividing $45,000 ($78,750 for the Board Chair) by the fair market value of the Company’s Common Stock on the date of grant. Provided, however, if an insufficient number of shares of restricted stock are available for issuance under the Company’s 2015 Plan, the balance of the value will consist of a grant of stock options to purchase shares of the Company’s Common Stock with a grant date fair value equal to the amount set forth above using the Black-Scholes option pricing model. The equity awards vest in full at the annual meeting of stockholders following the date of grant.

2016 Director Compensation

Directors who are employees receive no additional compensation for serving on the Board. In 2016, we provided the following annual compensation to our non-employee directors.

	Fees Earned and	Stock
	Paid in Cash(1)	Awards(2)	Total
Name of Director	($)	($)	($)
Dr. Frank M. Armstrong	61,370	44,995	106,365
Frank C. Condella, Jr. (3)	15,000	44,995	59,995
Cristina Csimma	42,684	44,995	87,679
James A. Geraghty	74,294	78,748	153,042
Dr. Mary Ann Gray (4)	43,397	44,995	88,392
Donald H. Hunter (5)	30,750	—	30,750
Ann Merrifield	44,830	44,995	89,825

(1)	This column reports the amount of cash compensation earned or paid in 2016 for Board and committee service.
(2)

This column represents the aggregate grant date fair value of awards of restricted stock granted during the fiscal year ended December 31, 2016, computed in accordance with ASC Topic 718. The aggregate grant date fair value for the restricted stock awards granted to each director upon his or her reelection to the Board at the 2016 Annual Meeting was $44,995 ($78,748 for the Board Chair). The number of shares underlying each such award was determined by dividing $45,000 ($78,750 for the Board Chair) by the fair market value of the Company’s Common Stock on the date of the grant.

(3)

Mr. Condella resigned as the Company’s President and Chief Executive Officer effective August 1, 2016 and his employment with the Company terminated August 15, 2016, and was entitled to compensation for service on the Board following his termination of employment.

(4)	Dr. Gray joined the Board in March 2016.
(5)	Mr. Hunter resigned from the Board effective March 23, 2016.

The aggregate total number of shares underlying stock option awards and restricted stock awards outstanding at December 31, 2016 for the non-employee directors are shown below:

	Number of Shares	Number of
Name	Underlying Options	Restricted Shares
Dr. Frank M. Armstrong	—	6,064
Cristina Csimma	—	6,064
Frank C. Condella, Jr. (1)	340,621	6,064
James A. Geraghty	70,000	10,613
Dr. Mary Ann Gray	—	6,064
Donald H. Hunter (2)	—	—
Ann Merrifield	—	6,064

(1)

Mr. Condella resigned as the Company’s President and Chief Executive Officer effective August 1, 2016, his employment with the Company terminated August 15, 2016 and he was considered a non-employee director following the termination of his employment. His unvested stock options continue to vest.

(2)	Mr. Hunter resigned from the Board effective March 23, 2016.

Compensation Committee Interlocks and Insider Participation

During 2016, Dr. Frank M. Armstrong (Chair), Dr. Cristina Csimma and Ann Merrifield served as members of the Compensation Committee. No member of the Compensation Committee has ever served as an executive officer or employee of the Company.  None of the Company’s executive officers served, during the fiscal year ended December 31, 2016, as a member of the Board or compensation committee of any entity (other than the Company) that has one or more executive officers serving on the Company’s Board or the Compensation Committee.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s compensation policies, the Incentive Plan, and other benefit programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation. We have reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis should be included in this report.

COMPENSATION COMMITTEE:

Dr. Frank M. Armstrong, Chair

Dr. Cristina Csimma

Ann Merrifield

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock. The following table sets forth, as of April 21, 2017, information with respect to the beneficial ownership of Juniper’s Common Stock by:

•	each person known to us to be the beneficial owner of more than 5% of Juniper’s Common Stock;

•	each of Juniper’s directors and director nominees;

•	each of the individuals included in the Summary Compensation Table (collectively, the “named executive officers”); and

•	all of Juniper’s current directors and executive officers as a group.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission (“SEC”); this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 20, 2017 (60 days after April 21, 2017) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the table below.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)
5% Stockholders:
BlackRock, Inc.(2)	657,213	6.1%
Directors and Named Executive Officers:
Alicia Secor (4)(9)	—	*	%
Dr. Frank M. Armstrong (4)(8)	19,928	*	%
Frank C. Condella, Jr.(3)(4)(5)(7)	316,406	2.9%
Dr. Cristina Csimma (4)	27,199	*	%
George O. Elston (4)(6)	1,000	*	%
James A. Geraghty(3)(4)	111,819	1.0%
Dr. Mary Ann Gray (4)	7,334	*	%
Dr. Bridget A. Martell(3)(4)	42,501	*	%
Ann Merrifield (4)	15,193	*	%
Dr. Nikin Patel(3) (4)	243,883	2.2%
All Current Directors, Nominees and Executive Officers as a Group (11 persons)(3)	785,263	7.2%

*	Signifies less than 1%
(1)

Based on 10,843,752 shares outstanding at April 21, 2017. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before June 20, 2017 (60 days after April 21, 2017) are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.

(2)

Based upon information contained in a Schedule 13G filed with the SEC on January 25, 2017 by BlackRock, Inc. According to the Schedule 13G, BlackRock, Inc. has sole voting power with respect to 646,013 shares and sole dispositive power with respect to 657,213 shares. The address of BlackRock, Inc. is 55 East 52nd  Street, New York, NY 10055.

(3)

Includes shares of Common Stock that may be acquired upon the exercise of options exercisable within 60 days after April 21, 2017, as follows: Mr. Condella, 230,622 shares; Mr. Geraghty, 46,666 shares; Dr. Martell, 42,501 shares; and Dr. Patel, 54,499 shares.

(4)	Address: c/o Juniper Pharmaceuticals, Inc., 33 Arch Street, Suite 3110, Boston, Massachusetts 02110.
(5)	Mr. Condella separated from the Company as CEO on August 1, 2016.
(6)	Mr. Elston separated from the Company as CFO on December 31, 2016.
(7)	Mr. Condella and his wife, Mary Condella, each has shared power to vote and dispose of 79,720 shares of Common Stock beneficially owned by Mr. Condella.
(8)

Consists of 19,928 shares of Common Stock held directly by Dr. Frank M Armstrong Consulting Ltd.  Dr. Armstrong is a director and shareholder of Dr. Frank M Armstrong Consulting Ltd.  His wife is a shareholder of Dr. Frank M Armstrong Consulting Ltd. and may be deemed to have beneficial ownership of these securities.

(9)	Does not include 5,000 shares of Common Stock held in Ms. Secor's husband’s, James McGorry’s, self-directed IRA.

Series B Preferred Stock. Michael Nissan and Marla S. Nissan of 876 Park Avenue, New York, New York 10021, hold all 130 outstanding shares of the Series B Preferred Stock as of April 21, 2017.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2016, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,291,059	7.20	2,157,517
Equity compensation plans not approved by security holders	225,000 (1)	7.59	—
Total	1,516,059	7.26	2,157,517

(1)

Effective July 20, 2016, the Company granted Ms. Secor an inducement non-qualified stock option to purchase 225,000 shares of the company’s common stock at an exercise price per share of $7.59, the closing price of the Company’s common stock on the date of grant.  The stock option vests over four years from the grant date, with of 25% of the shares vesting on each of the first four anniversaries of the grant date.  The option vests in full upon a Change of Control (as defined in the 2015 Plan).

The Company has three shareholder-approved equity compensation plans: the 1996 Long-Term Performance Plan, the 2008 Long-Term Incentive Plan, and the 2015 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has analyzed the independence of each director and has determined that, with the exception of Ms. Secor, Dr. Patel, and Mr. Condella, each director qualifies as an “independent” director under the applicable Nasdaq Marketplace Rules, including that each such director is free (or was free) of any relationship that would interfere with his or her individual exercise of independent judgment. All of the Board committees are comprised solely of independent directors.

Certain Relationships and Related Party Transactions

We have a policy against our directors, officers, employees, and consultants entering into transactions that present actual or potential conflicts of interests. A conflict of interest can arise when a director, officer, employee, or consultant takes an action or has an interest that may make it difficult for him or her to perform his or her work objectively and effectively. Conflicts of interest may also arise when a director, officer, employee, or consultant (or his or her family members) receives improper personal benefits as a result of the director’s, officer’s, employee’s, or consultant’s relationship to us. This policy is reflected in our Code of Business Conduct and Ethics. In addition, the Audit Committee, pursuant to its charter, is responsible for reviewing and addressing conflicts of interest of directors and executive officers; as well as monitoring and reviewing (including discussing with management and the independent auditor) and, if appropriate, recommending to the full Board the approval or ratification of any transactions or courses of dealing with related parties that are required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to the Company by BDO USA, LLP for the year ended December 31, 2015 and the aggregate fees billed to the Company by PricewaterhouseCoopers LLP for the year ended December 31, 2016.

	2016	2015
Audit Fees(1)	$998,384	$639,795
Tax Fees(2)	-	30,900
Total	$998,384	$670,695

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.
(2)	Tax fees consisted principally of fees for work performed with respect to tax compliance and tax planning.

The Audit Committee has adopted a formal policy on auditor independence requiring the advance approval by the Audit Committee of all audit and non-audit services provided by our independent registered public accounting firm. In determining whether to approve any services by our independent registered public accounting firm, the Audit Committee reviews the services and the estimated fees, and considers whether approval of the proposed services will have a detrimental impact on the auditor’s independence. On an annual basis, our management reports to the Audit Committee all audit and non-audit services performed during the previous 12 months and all fees billed by our independent registered public accounting firm for such services. In fiscal 2016 and 2015, all audit, audit-related and non-audit services and the corresponding fees were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit	Index Description of Exhibit

2.1

Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2

Amendment No. 2 to Purchase and Collaboration Agreement, dated November 10, 2016, by and between Juniper Pharmaceuticals, Inc., Allergan Sales, LLC and Actavis, Inc. (incorporated by reference to Exhibit 2.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

2.3

Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.4

Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

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

Amendment No. 2 to the Amended and Restated License and Supply Agreement, dated December 12, 2016, between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

10.20

Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21*

Employment Agreement, dated July 19, 2016 (and effective as of August 1, 2016), between Alicia Secor and between Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.22*

Employment Agreement, dated December 19, 2016, between Jeffrey Young and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-10352), filed on December 23, 2016)

10.23*

Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

Exhibit	Index Description of Exhibit

10.24*

Transition and Consulting Agreement, dated July 19, 2016, between Frank C. Condella, Jr. and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.25

Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.26

Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.27

Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.28*

Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 26, 2014)

10.29

Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-10352), filed on May 6, 2015)

10.30

Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

10.31*

Employment Agreement, dated January 6, 2015, between Dr. Bridget Martell and Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

10.32

Amendment No. 2 to the License Agreement, dated November 10, 2016, between Juniper Pharmaceuticals, Inc., Columbia Laboratories (Bermuda) Ltd. and Allergan Sales, LLC (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

23.1

Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

31.1	Certification of Chief Executive Officer of the Company (filed herewith)

31.2	Certification of Chief Financial Officer of the Company (filed herewith)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

101

The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017).

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIPER PHARMACEUTICALS, INC.

Date: May 1, 2017	By:	/s/ Jeffrey E. Young
Jeffrey E. Young
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Index Description of Exhibit

2.1

Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2

Amendment No. 2 to Purchase and Collaboration Agreement, dated November 10, 2016, by and between Juniper Pharmaceuticals, Inc., Allergan Sales, LLC and Actavis, Inc. (incorporated by reference to Exhibit 2.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

2.3

Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.4

Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

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

Amendment No. 2 to the Amended and Restated License and Supply Agreement, dated December 12, 2016, between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

10.20

Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.21*

Employment Agreement, dated July 19, 2016 (and effective as of August 1, 2016), between Alicia Secor and between Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.22*

Employment Agreement, dated December 19, 2016, between Jeffrey Young and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-10352), filed on December 23, 2016)

10.23*

Employment Agreement, dated September 12, 2013, between Dr. Nikin Patel and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

Exhibit	Index Description of Exhibit

10.24*

Transition and Consulting Agreement, dated July 19, 2016, between Frank C. Condella, Jr. and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.25

Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.26

Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.27

Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.28*

Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 26, 2014)

10.29

Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-10352), filed on May 6, 2015)

10.30

Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

10.31*

Employment Agreement, dated January 6, 2015, between Dr. Bridget Martell and Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

10.32

Amendment No. 2 to the License Agreement, dated November 10, 2016, between Juniper Pharmaceuticals, Inc., Columbia Laboratories (Bermuda) Ltd. and Allergan Sales, LLC (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

23.1

Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

31.1	Certification of Chief Executive Officer of the Company (filed herewith)

31.2	Certification of Chief Financial Officer of the Company (filed herewith)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017)

Exhibit	Index Description of Exhibit

101

The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 7, 2017).

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plans or arrangements