Form 10-Q
period 2017-03-31
JUNIPER PHARMACEUTICALS INC
filed 2017-05-04
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2017: 10,843,752.

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

Juniper Pharmaceuticals, Inc.

Part I—Financial Information

Item 1. Financial Statements

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,759	$20,994
Accounts receivable, net	4,505	6,573
Inventories	5,694	5,621
Prepaid expenses and other current assets	1,498	1,539
Total current assets	33,456	34,727
Property and equipment, net	13,834	13,366
Intangible assets, net	908	969
Goodwill	8,444	8,342
Other assets	167	167
Total assets	$56,809	$57,571
Liabilities, contingently redeemable preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$2,706	$3,893
Accrued expenses and other	4,306	5,271
Deferred revenue	6,443	5,624
Current portion of long-term debt	508	204
Total current liabilities	13,963	14,992
Long-term debt, net of current portion	3,359	2,203
Other noncurrent liabilities	45	56
Total liabilities	17,367	17,251
Commitments and contingencies
Contingently redeemable series C preferred stock, 0.55 shares issued and outstanding (liquidation preference of $550)	550	550
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0.13 shares issued and outstanding (liquidation preference of $13)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,257 issued and 10,844 outstanding at March 31, 2017 and December 31, 2016	123	123
Additional paid-in capital	290,971	290,636
Treasury stock (at cost), 1,413 shares at March 31, 2017 and December 31, 2016	(8,601)	(8,601)
Accumulated deficit	(238,801)	(237,360)
Accumulated other comprehensive loss	(4,800)	(5,028)
Total stockholders’ equity	38,892	39,770
Total liabilities, contingently redeemable preferred stock, and stockholders’ equity	$56,809	$57,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Product revenues	$7,726	$6,325
Service revenues	3,521	3,253
Royalties	—	899
Total revenues	11,247	10,477
Cost of product revenues	4,313	4,027
Cost of service revenues	2,243	2,323
Total cost of revenues	6,556	6,350
Gross profit	4,691	4,127
Operating expenses
Sales and marketing	379	272
Research and development	1,346	2,133
General and administrative	4,421	3,460
Total operating expenses	6,146	5,865
Loss from operations	(1,455)	(1,738)
Interest expense, net	(28)	(26)
Other income, net	42	125
Total non-operating income	14	99
Loss before income taxes	(1,441)	(1,639)
Provision for income taxes	—	4
Net loss	$(1,441)	$(1,643)
Basic net loss per common share	$(0.13)	$(0.15)
Diluted net loss per common share	$(0.13)	$(0.15)
Basic weighted average common shares outstanding	10,803	10,789
Diluted weighted average common shares outstanding	10,803	10,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,441)	$(1,643)
Other comprehensive income (loss) components:
Foreign currency translation	228	(664)
Total other comprehensive income (loss)	228	(664)
Comprehensive loss	$(1,213)	$(2,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(1,441)	$(1,643)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	484	489
Stock-based compensation expense	341	118
Changes in operating assets and liabilities:
Accounts receivable	2,107	(625)
Inventories	(72)	414
Prepaid expenses and other current assets	48	(406)
Other non-current assets	—	18
Accounts payable	(1,363)	1,927
Accrued expenses and other	(1,039)	(1,287)
Deferred rent	(9)	17
Deferred revenue	806	1,349
Net cash (used in) provided by operating activities	(138)	371
Investing activities:
Purchases of property and equipment	(520)	(720)
Net cash used in investing activities	(520)	(720)
Financing activities:
Proceeds from equipment loans	1,501	—
Principal payments on debt	(79)	(57)
Dividends paid	(7)	(7)
Net cash provided by (used in) financing activities	1,415	(64)
Effect of exchange rate changes on cash and cash equivalents	8	(18)
Net increase (decrease) in cash and cash equivalents	765	(431)
Cash and cash equivalents, beginning of period	20,994	13,901
Cash and cash equivalents, end of period	$21,759	$13,470
Supplemental cash flow information
Cash paid for interest	$23	$22
Supplemental noncash investing
Purchases of equipment through accounts payable and accrued expenses	$215	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2016 filed with the SEC on March 7, 2017 (the “2016 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2017, and its results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter.

At March 31, 2017, cash and cash equivalents were $21.8 million.  The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and services and the resources the Company devotes to developing and supporting the same.  The Company believes that current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet anticipated cash needs for working capital, including advancing its product candidates, and capital expenditures through May 31, 2018.  The Company may be dependent on its ability to raise additional capital to finance operations and fund research and development programs beyond May 31, 2018.  If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its research and development programs.

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

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$1,344	$856
Work in process	2,876	3,806
Finished goods	1,474	959
Total	$5,694	$5,621

(3) Goodwill and Intangible Assets

Changes to goodwill during the three months ended March 31, 2017 were as follows (in thousands):

Total
Balance—December 31, 2016	$8,342
Effects of foreign currency translation	102
Balance—March 31, 2017	$8,444

Intangible assets consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—March 31, 2017	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(65)	(284)	(258)	(607)
Accumulated amortization	(235)	(663)	(497)	(1,395)
Balance—March 31, 2017	$—	$423	$485	$908

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount—December 31, 2016	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(298)	(270)	(621)
Accumulated amortization	(247)	(617)	(456)	(1,320)
Balance—December 31, 2016	$—	$455	$514	$969

Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.1 million.  As of March 31, 2017, amortization expense on existing intangible assets for the next four years is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2017	$219
2018	268
2019	242
2020	179
Total	$908

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (“JPS”). JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million and as of March 31, 2017 owed $2.4 million. The three loan facilities are each repayable by monthly installments. Repayment began on one facility in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2017 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2017 was 3.00%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of March 31, 2017, the Company is in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2017, the Company is in compliance with the covenants of the arrangement.

Juniper leases the buildings portion of its U.S. corporate office under an operating lease and debt for the Nottingham, U.K. facility.  Additionally, Juniper leases certain equipment under loan agreements with payments through March 2022.  In October 2015, the Company entered into a lease agreement for its corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months, which includes a three-month free rent period. In January and March 2017, the Company entered into loans of $0.9 million and $0.6 million, respectively, for equipment in its Nottingham, U.K. facility.  The interest rate for the two loans was 2.09% at March 31, 2017.  The transactions were considered failed sales-leaseback arrangements as the amount of the loans are less than the carrying value of the equipment. The initial terms of the loans are 60 months.

Commitments under Juniper’s debt and lease arrangements are as follows as of March 31, 2017 (in thousands):

	Operating Leases	Debt Principal Payments	Total
Remainder of 2017	$328	$364	$692
2018	443	501	944
2019	74	520	594
2020	—	539	539
2021	—	557	557
Thereafter	—	1,386	1,386
Total minimum debt and lease payments	$845	$3,867	$4,712

The income from the Regional Growth Fund will be recognized on a decelerated basis through October 2017. As of March 31, 2017, the obligation is valued at $0.4 million and is recorded as deferred revenue on the consolidated balance sheets. Other income associated with the Regional Growth Fund obligation for the three months ended March 31, 2017 and 2016 was $0.2 million. The amount of other income on the obligation that will be recognized provided the Company remains in compliance with the covenants will be the following (in thousands):

Total
Remainder of 2017	$400
Total	$400

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

Under the terms of the License Agreement, Juniper has agreed to use commercially reasonable efforts to develop and commercialize at least one product and/or process related to the IVR technology, which efforts will include the making of certain minimum annual expenditures in each of the first five years following the effective date of the License Agreement. Juniper has also agreed to pay MGH certain milestone payments totaling up to $1.2 million tied to the Company’s achievement of certain development and commercialization milestones, and certain annual royalty payments based on net sales of any such patented products or processes developed by Juniper.

(6) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of CRINONE, the Company’s sole commercialized product. The product segment included the royalty stream the Company received from Allergan for CRINONE sales in the United States, which ceased with the November 2016 agreement with Allergan, as well as the development of new product candidates. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers, as well as the characterizing and developing of pharmaceutical product candidates for the Company’s internal programs and managing certain preclinical activities including manufacturing of the Company’s pipeline products. In September 2013, the Company acquired JPS, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, CRINONE, into those operations and have therefore sought to capture synergies by transferring all operational activities related to its historic business. The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland.  The Company conducts its advanced formulation, analytical and consulting services through its subsidiary, JPS.

The Company’s largest customer, Merck KGaA, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world excluding the United States.  The Company’s primary domestic customer, Allergan, Plc (“Allergan”), is responsible for the commercialization and sale of CRINONE in the United States. In November 2016, the Company entered into an agreement with Allergan to monetize future royalty payments.  Under the agreement, the Company received a one-time payment of $11.0 million representing all future royalty amounts payable. The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended March 31,
	2017	2016
United States	$1,628	$1,794
Switzerland	7,757	6,341
United Kingdom	949	1,351
Other countries	913	991
Total	$11,247	$10,477

Total assets:

	March 31, 2017	December 31, 2016
United States	$21,589	$21,423
Switzerland	2,319	4,673
United Kingdom	32,730	31,288
Other countries	171	187
Total	$56,809	$57,571

Long-lived assets:

	March 31, 2017	December 31, 2016
United States	$698	$663
Switzerland	225	369
United Kingdom	13,983	13,468
Other countries	3	2
Total	$14,909	$14,502

No other individual country represented greater than 10% of total revenues, total assets, or total long-lived assets for any period presented.

For the three months ended March 31, 2017, Merck KGaA accounted for 100% of the product segment revenue. For the three months ended March 31, 2016, Merck KGaA and Allergan accounted for 88% and 12% of the product segment revenue, respectively. For the three months ended March 31, 2017 one customer accounted for 17% of the service segment total revenue. No additional customers accounted for 10% or more of the service segment total revenue for the three months ended March 31, 2017. No customers accounted for 10% or more of the service segment total revenue for the three months ended March 31, 2016.  For the three months ended March 31, 2017, two customers accounted for 14% and 11% of total service segment accounts receivable, respectively. No other customers accounted for greater than 10% of the service segment accounts receivable. At March 31, 2016, one customer accounted for 11% of total service segment net accounts receivable.

The following summarizes other information by segment for the three months ended March 31, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,726	$—	$7,726
Service revenues	—	3,521	3,521
Total revenues	$7,726	$3,521	$11,247
Cost of product revenues	$4,313	$—	$4,313
Cost of service revenues	—	2,243	2,243
Total cost of revenues	$4,313	$2,243	$6,556
Gross profit	$3,413	$1,278	$4,691
Total operating expenses			6,146
Total non-operating income			14
Loss before income taxes			$(1,441)

The following summarizes other information by segment for the three months ended March 31, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$6,325	$—	$6,325
Service revenues	—	3,253	3,253
Royalties	899	—	899
Total revenues	$7,224	$3,253	$10,477
Cost of product revenues	$4,027	$—	$4,027
Cost of service revenues	—	2,323	2,323
Total cost of revenues	$4,027	$2,323	$6,350
Gross profit	$3,197	$930	$4,127
Total operating expenses			5,865
Total non-operating income			99
Loss before income taxes			$(1,639)

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2017	December 31, 2016
Machinery and equipment	3-10	$9,563	$8,628
Furniture and fixtures	3-5	1,190	1,190
Computer equipment and software	3-5	541	538
Buildings	Up to 39	7,399	7,310
Land	Indefinite	475	469
Construction in-process		1,452	1,567
		20,620	19,702
Less: Accumulated depreciation		(6,786)	(6,336)
Total		$13,834	$13,366

Depreciation expense was $0.4 million for the three month periods ended March 31, 2017 and 2016.

Machinery and equipment includes $1.6 million of equipment purchased under equipment loans.

(8) Net Loss Per Common Share

The calculation of basic and diluted loss per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended March 31,
	2017	2016
Basic net loss per common share
Net loss	$(1,441)	$(1,643)
Less: Preferred stock dividends	(7)	(7)
Net loss applicable to common stock	$(1,448)	$(1,650)
Basic weighted average number of common shares outstanding	10,803	10,789
Basic net loss per common share	$(0.13)	$(0.15)
Diluted loss per common share
Net loss applicable to common stock	$(1,448)	$(1,650)
Add: Preferred stock dividends	7	7
Net loss applicable to dilutive common stock	$(1,441)	$(1,643)
Basic weighted average number of common shares outstanding	10,803	10,789
Effect of dilutive securities
Diluted weighted average number of common shares outstanding	10,803	10,789
Diluted net loss per common share	$(0.13)	$(0.15)

Basic net loss per common share is computed by dividing the net loss, less preferred dividends, by the weighted-average number of shares of common stock outstanding during a period. The diluted loss per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including restricted shares of common stock outstanding during the period. Diluted net loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 2.3 million and 1.4 million in the three month periods ended March 31, 2017 and 2016, respectively, because the awards were anti-dilutive as the Company was in a net loss position.

(9) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2017 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2016	$(5,028)
Current period other comprehensive income (loss)	228
Balance—March 31, 2017	$(4,800)

(10) Stock-Based Compensation

Stock-based compensation expense was $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Stock-based compensation relates to options granted to employees, non-employee members of the Board of Directors and non-employees, time-based restricted stock units granted to employees and non-employee members of the Board of Directors and performance-based restricted stock units granted to employees. Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective awards as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$28	$26
Sales and marketing	11	14
Research and development	(43)	(146)
General and administrative	345	224
Total	$341	$118

There were no option exercises in the three months ended March 31, 2017 and 2016.

Juniper granted options to purchase 655,400 shares of common stock to employees and non-employee directors in the three months ended March 31, 2017 and options to purchase 397,500 shares of common stock to employees during the three months ended March 31, 2016.  Stock options granted to employees typically vest over a four-year term.  Stock options granted to non-employee directors typically vest over a three-year term.

Juniper granted 52,700 time-based restricted stock units to employees during the three months ended March 31, 2017.  No time-based restricted stock units were granted during the three months ended March 31, 2016.

Juniper granted 181,000 performance-based restricted stock units to employees during the three months ended March 31, 2017. No performance-based restricted stock units were granted during the three months ended March 31, 2016. The performance-based restricted stock units vest based on the occurrence of certain operational and strategic events which were determined by the Company’s Board of Directors.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock options and estimates the fair value of time-based restricted stock units and performance-based restricted stock units based on the closing price of the Company’s common stock on the date of grant. The Company’s assumptions do not include an estimated forfeiture rate.

The weighted-average grant date fair values of options granted to employees during the three months ended March 31, 2017 and 2016 were $2.44 and $4.81, respectively, using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Risk free interest rate	1.45% - 1.48%	1.14%
Expected term	4.5 - 4.75 years	4.75 years
Dividend yield	—	—
Expected volatility	54.6% - 55.2%	79.23% - 79.29%

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.  The stock-based compensation expense recorded for non-employees is primarily reflected in the research and development line of the statement of operations and is remeasured on a quarterly basis from the date of grant. During the three months ended March 31, 2017 the Company recorded a reduction of stock-based compensation expense of $0.1 million for non-employee options as a result of changes in the fair value of the options during the period. During the three months ended March 31, 2016 the Company recorded a reduction of stock-based compensation expense of $0.2 million for non-employee options.  No tax benefit has been recognized due to the net tax losses during the periods presented.  There were no options granted to non-employees during the three months ended March 31, 2017 and 2016.

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the three months ended March 31, 2017 and 2016 was derived using the simplified method for employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant date fair value of both the time-based restricted stock units and performance-based restricted stock units was $5.15 during the three months ended March 31, 2017.  The Company recognizes stock-based compensation expense for time-based restricted stock units over the vesting period.  For performance-based restricted stock units, the Company considers the performance criteria at each balance sheet date and recognizes stock-based compensation expense for those criteria considered probable.  The criteria associated with these performance-based stock units were not determined to be probable at March 31, 2017 and as such, no expense was recorded.

As of March 31, 2017, the total unrecognized compensation cost related to outstanding stock options, time-based restricted stock units and performance-based restricted stock units expected to vest was $5.7 million, which the Company expects to recognize over a weighted-average period of 3.19 years.

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

The fair value of cash and cash equivalents are classified as Level 1 at March 31, 2017 and December 31, 2016.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

(12) Income Taxes

During the three months ended March 31, 2017 Juniper recorded no income tax expense due to expected losses forecasted for the year. During the three months ended March 31, 2016, Juniper recorded income tax expense of $4,000, representing an effective tax rate of (0.2)%. The income tax provision for the three months ended March 31, 2016, is primarily attributable to state minimum taxes owed.

Juniper files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Juniper is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Juniper is no longer subject to U.S. state tax examinations for years prior to 2012.

(13) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the standard as of January 1, 2017. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities.  The Company adopted the standard as of January 1, 2017. The adoption did not have a material impact on the Company’s financial position.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company adopted the standard as of January 1, 2017. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment.  The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

Company Overview

We are a women’s health therapeutics company focused on developing therapeutics that address unmet medical needs in women’s health. Our marketed product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health.  These technologies consist of our bioadhesive delivery systems (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product and our novel intra-vaginal ring (“IVR”) technology, a multisegment IVR.

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

Product Development:

We are developing a pipeline of proprietary products to treat unmet medical needs in women’s health. The following table includes the programs that we currently believe are significant to our business:

Product Candidate	Indication/Field	Status

JNP-0101 - Oxybutynin IVR	Overactive bladder in women	Preclinical
JNP-0201 - Progesterone + Estradiol IVR	Hormone replacement therapy in post menopausal population	Preclinical
JNP-0301 - Progesterone IVR	Prevention of preterm birth in women with short cervical length	Preclinical

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

Our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary product candidates, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements.

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

In August 2016, we announced that the Phase 2b clinical trial evaluating COL-1077, (10% lidocaine bioadhesive vaginal gel) for the reduction of pain intensity in women undergoing an endometrial biopsy with tenaculum placement, did not achieve its primary and secondary endpoints. The safety and pharmacokinetic profiles of COL-1077 were consistent with what had been observed in prior clinical trials of the lidocaine bioadhesive vaginal gel. Based on the outcome of this study we discontinued further development of COL-1077, with resources reallocated to our preclinical programs.

Preclinical Programs

JNP-0101 - Oxybutynin IVR for the treatment of OAB

We are developing an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will bypass first pass, hepatic metabolism issues. In the case of oxybutynin the drug is metabolized in the liver to an active metabolite resulting in increased central nervous system (“CNS”) side effects.  In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies, patches, and gels.  Based on preclinical data from a recently completed pilot sheep study, we are refining the cGMP formulation to potentially address the unique properties of this molecule and plan to conduct preclinical activities upon completion. Positive results from our preclinical activities could support an Investigational New Drug (“IND”) filing in the first half of 2018.

JNP-0201 - Progesterone and Estradiol IVR for HRT

JNP-0201 is our segmented IVR product candidate, containing both natural progesterone and natural estradiol to be used for hormone replacement therapy (“HRT”) in menopausal women. JNP-0201 has been designed to deliver natural hormones locally to vaginal tissue. This is another example where avoiding first pass, hepatic metabolism of estradiol may result in an improved side-effect profile. We also believe our delivery approach will provide an improvement in the beneficial effects of estradiol when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic progestogens, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. We are focused on preclinical activities in 2017 and plan to file an IND for JNP-0201 in the first half of 2018.

JNP-0301 - Progesterone IVR for the prevention of PTB

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth (“PTB”) in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth in women. Medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no Food and Drug Administration (“FDA”) approved therapy to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. The development of JNP-0301 benefits from the concurrent work being done on JNP-0201.  We are focused on preclinical activities in 2017 and plan to file an IND for JNP-0301 in the first half of 2018.

CRINONE:

CRINONE  is a progesterone gel designed to be used for progesterone supplementation or replacement as part of assisted reproductive technology for infertile women with progesterone deficiency. CRINONE is approved for marketing in the United States, Europe, China, Japan and certain other markets, and the sole source of our product revenue currently. We have licensed CRINONE to our commercial partner, Merck KGaA, for the markets outside the United States and we receive product revenues from the manufacture and sale of CRINONE internationally. We sold the U.S. intellectual property rights to CRINONE to Allergan in 2010, and received royalty revenues from Allergan based on its U.S. sales through October 2016.  In November 2016, we entered into an agreement with Allergan to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan is no longer required to make future royalty payments to us.

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

Product revenues include sales of CRINONE to Merck KGaA and prior to November 2016, also included a royalty stream from Allergan based on U.S. sales of CRINONE. This royalty stream ceased in connection with our November 2016 agreement with Allergan, under which we received a one-time payment of $11.0 million representing all future royalty amounts payable to us.

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

Sources of Revenue

We generate revenues primarily from the sale of our product and services and, prior to November 2016, from a royalty stream that ceased with the November 2016 agreement with Allergan, under which the Company received a one-time payment of $11.0 million representing all future royalty amounts payable to us. During the three months ended March 31, 2017, we derived approximately 69% of our revenues from the sale of our products and 31% from the sale of our services. During the three months ended March 31, 2016, we derived approximately 60% of our revenues from the sale of our products, 31% from the sale of our services, and 9% from our royalty stream.

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

We recognize revenue from the sale of our product to Merck KGaA when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenues from services are recognized as the work is performed, and revenues from royalties until November 2016, were recognized as sales were made by Allergan.

Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$7,726	69%	$6,325	60%	$1,401	22%
Service revenues	3,521	31	3,253	31	268	8
Royalties	—	-	899	9	(899)	(100)
Total revenues	11,247	100	10,477	100	770	7
Cost of product revenues	4,313	38	4,027	38	286	7
Cost of service revenues	2,243	20	2,323	22	(80)	(3)
Total cost of revenues	6,556	58	6,350	61	206	3
Gross profit	4,691	42	4,127	39	564	14
Operating expenses:
Sales and marketing	379	3	272	3	107	39
Research and development	1,346	12	2,133	20	(787)	(37)
General and administrative	4,421	39	3,460	33	961	28
Total operating expenses	6,146	55	5,865	56	281	5
Loss from operations	(1,455)	(13)	(1,738)	(17)	283	(16)
Interest expense, net	(28)	—	(26)	—	(2)	8
Other income, net	42	—	125	1	(83)	(66)
Loss before income taxes	(1,441)	(13)	(1,639)	(16)	198	(12)
Provision for income taxes	—	—	4	—	(4)	(100)
Net loss	$(1,441)	(13)%	$(1,643)	(16)%	$194	(12)%

Revenues

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Product revenues	$7,726	$6,325	$1,401	22%
Service revenues	3,521	3,253	268	8
Royalties	-	899	(899)	(100)
Total revenues	$11,247	$10,477	$770	7%

Revenues in the three months ended March 31, 2017 increased by $0.8 million, or 7%, compared to the three months ended March 31, 2016. The increase was primarily attributable to the following factors by segment:

Product

•

Revenues from the sale of CRINONE, increased by approximately $1.4 million, or 22%, from the 2016 period primarily due to both in-market and new market growth by Merck KGaA. Revenues included $5.9 million related to product shipped to Merck KGaA and $1.8 million related to product sold through by Merck KGaA to its customers in the three months ended March 31, 2017. Revenues included $4.7 million related to product shipped to Merck KGaA and $1.6 million related to product sold through by Merck KGaA to its customers in the three months ended March 31, 2016.

•

Royalty revenues decreased $0.9 million, or 100% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  In November 2016, we entered into an agreement with Allergan under which we received a one-time payment of $11.0 million representing all future royalties due to us. No future royalties will be paid to us as a result of this agreement.

Service

•

Service revenues increased approximately $0.3 million, or 8%, from the 2016 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Cost of product revenues	$4,313	$4,027	$286	7%
Cost of service revenues	2,243	2,323	(80)	(3)
Total cost of revenues	$6,556	$6,350	$206	3%
Total cost of revenues (as a percentage of total revenues)	58%	61%
Product gross margin	44%	44%
Service gross margin	36%	29%

Total cost of revenues was $6.6 million and $6.4 million for the three month periods ended March 31, 2017 and 2016, respectively. The increase in total cost of revenues in 2017 was largely driven by the increased volume of CRINONE product sold to Merck KGaA offset by quality improvements. There was a 14% increase in CRINONE units shipped in the 2017 period as compared to the 2016 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin, remained consistent in 2017 as compared to 2016 largely due to the increase in product sold through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA offset by the reduction of royalty revenue year over year. Service gross margin increased in 2017 as compared to 2016 due to mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing expenses

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Sales and marketing	$379	$272	$107	39%
Sales and marketing (as a percentage of total revenues)	3%	3%

Sales and marketing expenses incurred during the three months ended March 31, 2017 and 2016 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expense in the 2017 period as compared to the 2016 period primarily relates to the growth of business in the U.S. market.

Research and development

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Research and development	$1,346	$2,133	$(787)	(37)%
Research and development (as a percentage of total revenues)	12%	20%

Research and development expenses primarily include clinical trial costs, personnel-related expenses and professional service consultants.  The decrease in research and development costs incurred during the three months ended March 31, 2017 were largely associated with the reduction of costs related to the Phase 2b clinical trial of COL-1077 which was completed in August 2016.  In the three months ended March 31, 2016, we incurred approximately $1.1 million related to this trial.  The trial did not achieve its primary and secondary endpoints, and further development was discontinued.  As we continue to advance JNP-0101, JNP02-01 and JNP03-01, we expect corresponding increases in research and development costs.

General and administrative expenses

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
General and administrative	$4,421	$3,460	$961	28%
General and administrative (as a percentage of total revenues)	39%	33%

General and administrative expenses increased by $1.0 million to $4.4 million for the three months ended March 31, 2017, compared with $3.5 million for the three months ended March 31, 2016. This increase was attributable principally to infrastructure related costs including legal, accounting and other professional fees associated with a growing public company.

Non-operating income and expense

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Interest expense, net	$(28)	$(26)	$(2)	8%
Other income, net	$42	$125	$(83)	(66)%

Interest expense, net, primarily relates to interest payments, denominated in British pounds, associated with loan facilities assumed in the acquisition of JPS and equipment loans in 2017.

Other income, primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Provision for income taxes	$—	$4	$(4)	(100)%
Provision for income taxes (as a percentage of loss before income taxes)	—	(0.2)%

The 2016 tax expense represents state minimum taxes owed. No tax expense was recorded for the three months ended March 31, 2017 as we have a full valuation allowance offsetting our net domestic deferred tax asset.

Liquidity and Capital Resources

We require cash to fund operating expenses and working capital needs, finance research and development efforts, make capital expenditures and fund acquisitions.

At March 31, 2017, our cash and cash equivalents were $21.8 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In September 2013, we assumed debt of $3.9 million in connection with our acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities with Lloyds TSB Bank (“Lloyds”) as administrative agent. JPS had drawn down $3.9 million under the Loan Agreement and as of March 31, 2017 owed a principal balance of $2.4 million. The three loan facilities are each repayable in monthly installments. Repayment began on one facility in February 2013, and the remaining two commenced in October 2013. All facilities are due for repayment over 15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The interest rate at March 31, 2017 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 3.52% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2017 was 3.00%. The Loan Agreement is secured by the mortgaged property and other assets of JPS. The Loan Agreement contains financial covenants that limit the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, and restricts our ability to materially alter the character of JPS’s business. As of March 31, 2017, we remained in compliance with all of the covenants under the Loan Agreement.

We lease the buildings portion of our U.S. corporate office under an operating lease and assumed debt for the Nottingham, U.K. facility.  Additionally, we lease certain equipment under loan agreements with payments through March 2022.  In October 2015, we entered into a lease agreement for our corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months, which includes a three-month free rent period. In January and March 2017, we entered into loans of $0.9 million and $0.6 million, respectively, for equipment in our Nottingham, U.K. facility.  The interest rate for the two loans was 2.09% at March 31, 2017.   The transactions were considered failed sales-leaseback arrangements as the amount of the loans are less than the carrying value of the equipment. The initial terms of the loans are 60 months.

Commitments under our lease arrangements are as follows as of March 31, 2017 (in thousands).

	Operating Leases	Debt Principal Payments	Total
Remainder of 2017	$328	$364	$692
2018	443	501	944
2019	74	520	594
2020	—	539	539
2021	—	557	557
Thereafter	—	1,386	1,386
Total minimum debt and lease payments	$845	$3,867	$4,712

In September 2013, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. As a part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 2017. As of March 31, 2017, we remained in compliance with the covenants of the arrangement.

The income from the Regional Growth Fund will be recognized on a decelerated basis through October 2017. As of March 31, 2017, the obligation is valued at $0.4 million and is recorded as deferred revenue on the consolidated balance sheets. The amount of other income on the obligation that will be recognized provided we remain in compliance with the covenants will be the following: (in thousands):

Year	Total
Remainder of 2017	$400
Total	$400

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures were $0.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.  Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site, our contract manufacturer sites and for research and development. We expect our capital expenditures to increase for the remainder of the year ending December 31, 2017, as compared to the year ended December 31, 2016, primarily due to continued investments we plan to make related to research and development and additional investments in capital equipment at our Nottingham, U.K. site.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. For the remainder of 2017, we expect our research and development expenses will increase from current levels as we advance research and development, including efforts related to JNP-0101, JNP-0201 and JNP-0301.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures at least through May 2018.  We may be dependent on our ability to raise additional capital to finance operations and fund research and development programs beyond May 2018.  If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our research and development programs.

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2017 was $0.1 million, which resulted primarily from net loss of $1.4 million for the period and increased by $0.8 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items increased cash from operating activities by approximately $0.5 million driven by a decrease to accounts receivable and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2017, which resulted from the purchase of property plant and equipment. Net cash provided by financing activities was approximately $1.4 million for the three months ended March 31, 2017, primarily relating to proceeds from the equipment loans offset by the principal payments on debt.

Net cash provided by operating activities for the three months ended March 31, 2016 was $0.4 million, which resulted primarily from net loss of $1.6 million for the period and increased by $0.6 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items increased cash from operating activities by approximately $1.4 million driven by an increase in deferred revenue and accounts payable offset by increases to accounts receivable and prepaid expenses and other current assets as well as decreases to accrued expenses. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2016, which resulted from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2016, primarily relating to the principal payments on the note under the Loan Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

On October 15, 2015, we entered into a lease agreement for our corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months, which includes a three-month free rent period and after which, monthly rental payments totaling $430,050 for the first twelve months, $437,100 for the next twelve months and $444,150 for the final twelve months.

In January and March 2017, we entered into loans for equipment in our Nottingham, U.K. facility.  The initial terms of the leases are 60 months.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business or described above from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, seek additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market rate risk.

There has been no material change to our market rate risk exposure since December 31, 2016.

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 69% of our total international revenues for the three months ended March 31, 2017. The remaining 31% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our exposure is reduced given assets and liabilities, revenues and expenses are designated in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.  We may be exposed to exchange rate fluctuations that occur from certain intercompany transactions with our subsidiaries, which we recognize as unrealized gains and losses in our statements of operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2016.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 at the reasonable assurance level due to the fact that material weaknesses described under “Management’s Annual Report on Internal Control over Financial Reporting” were previously identified in the 2015 Form 10-K/A filed on November 14, 2016 and continued to exist at March 31, 2017.

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

Item 1a. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 in addition to other information included in this Quarterly Report on Form 10-Q, including the information below and our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

We could be adversely impacted by actions of activist shareholders, and such activism could impact the value of our securities.

While we continually engage the shareholders and consider their views on business and strategy, responding to activist shareholders can be costly and time-consuming, disrupt operations and divert the attention of management and employees.  The uncertainties associated with such activities could interfere with our ability to effectively execute our strategic plan, impact long-term growth and limit our ability to hire and retain personnel.  In addition, a proxy contest for the election of directors could require the Company to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the board of directors.  Uncertainties related to, or the results of, such activism could affect the market price and volatility of our securities.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than as set forth above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1*	Addendum to Transition and Consulting Agreement, dated February 28, 2017, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr.

10.2*	Amended and Restated Employment Agreement, effective April 12, 2017, by and between Juniper Pharmaceuticals, Inc. and Alicia Secor.

10.3*	Amended and Restated Employment Agreement, effective April 12, 2017, by and between Juniper Pharmaceuticals, Inc. and Bridget A. Martell, MD MA.

10.4*	Amended and Restated Employment Agreement, effective April 27, 2017, by and between Juniper Pharmaceuticals, Inc. and Dr. Nikin Patel.

10.5*	Form of Performance Stock Unit Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan.

10.6*	Form of Restricted Stock Unit Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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
DATE: May 4, 2017