Form 10-Q
period 2017-09-30
JUNIPER PHARMACEUTICALS INC
filed 2017-11-02
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2017: 10,844,113.

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

Juniper Pharmaceuticals, Inc.

Part I—Financial Information

Item 1. Financial Statements

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$22,106	$20,994
Accounts receivable, net	6,521	6,573
Inventories	5,897	5,621
Prepaid expenses and other current assets	2,152	1,539
Total current assets	36,676	34,727
Property and equipment, net	15,127	13,366
Intangible assets, net	817	969
Goodwill	9,056	8,342
Other assets	79	167
Total assets	$61,755	$57,571
Liabilities, contingently redeemable preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$4,607	$3,893
Accrued expenses and other	5,739	5,271
Deferred revenue	7,444	5,624
Current portion of long-term debt	535	204
Total current liabilities	18,325	14,992
Long-term debt, net of current portion	3,369	2,203
Other noncurrent liabilities	148	56
Total liabilities	21,842	17,251
Commitments and contingencies
Contingently redeemable series C preferred stock, 0 and 0.55 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (liquidation preference of $550)	—	550
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0 and 0.13 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (liquidation preference of $0 and $13 as of September 30, 2017 and December 31, 2016, respectively)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,257 issued and 10,844 outstanding at September 30, 2017 and December 31, 2016	123	123
Additional paid-in capital	291,857	290,636
Treasury stock (at cost), 1,413 shares at September 30, 2017 and December 31, 2016	(8,601)	(8,601)
Accumulated deficit	(240,128)	(237,360)
Accumulated other comprehensive loss	(3,338)	(5,028)
Total stockholders’ equity	39,913	39,770
Total liabilities, contingently redeemable preferred stock, and stockholders’ equity	$61,755	$57,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Product revenues	$8,389	$7,057	$25,684	$20,716
Service revenues	4,597	3,337	12,505	9,964
Royalties	—	1,162	—	2,963
Total revenues	12,986	11,556	38,189	33,643
Cost of product revenues	5,160	3,683	14,776	11,892
Cost of service revenues	2,559	2,022	7,149	6,630
Total cost of revenues	7,719	5,705	21,925	18,522
Gross profit	5,267	5,851	16,264	15,121
Operating expenses
Sales and marketing	517	259	1,306	910
Research and development	2,291	2,304	5,285	8,234
General and administrative	3,238	3,111	12,263	9,815
Restructuring charge	756	—	756	—
Total operating expenses	6,802	5,674	19,610	18,959
(Loss) income from operations	(1,535)	177	(3,346)	(3,838)
Interest expense, net	(47)	(24)	(105)	(74)
Other income, net	127	90	179	296
Total non-operating income	80	66	74	222
(Loss) income before income taxes	(1,455)	243	(3,272)	(3,616)
Income tax (benefit) expense	(45)	(5)	(45)	47
Net (loss) income	$(1,410)	$248	$(3,227)	$(3,663)
Basic net (loss) income per common share	$(0.13)	$0.02	$(0.26)	$(0.34)
Diluted net (loss) income per common share	$(0.13)	$0.02	$(0.26)	$(0.34)
Basic weighted average common shares outstanding	10,844	10,799	10,817	10,791
Diluted weighted average common shares outstanding	10,844	11,060	10,817	10,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(1,410)	$248	$(3,227)	$(3,663)
Other comprehensive income (loss) components:
Foreign currency translation	639	(658)	1,690	(2,863)
Total other comprehensive income (loss)	639	(658)	1,690	(2,863)
Comprehensive income (loss)	$(771)	$(410)	$(1,537)	$(6,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(3,227)	$(3,663)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	1,668	1,435
Stock-based compensation expense	1,216	804
Changes in operating assets and liabilities:
Accounts receivable	356	1,680
Inventories	(274)	(1,215)
Prepaid expenses and other current assets	(550)	282
Other non-current assets	88	18
Accounts payable	897	2,836
Accrued expenses and other	298	354
Deferred revenue	1,761	1,149
Net cash provided by operating activities	2,233	3,680
Investing activities:
Purchases of property and equipment	(2,404)	(2,256)
Net cash used in investing activities	(2,404)	(2,256)
Financing activities:
Proceeds from loan facility	954	—
Proceeds from equipment loans	1,501	—
Principal payments on debt	(1,269)	(175)
Dividends paid	(14)	(21)
Net cash provided by (used in) financing activities	1,172	(196)
Effect of exchange rate changes on cash and cash equivalents	111	(158)
Net increase in cash and cash equivalents	1,112	1,070
Cash and cash equivalents, beginning of period	20,994	13,901
Cash and cash equivalents, end of period	$22,106	$14,971
Supplemental cash flow information
Cash paid for interest	$85	$67
Supplemental noncash information
Purchases of equipment through accounts payable and accrued expenses	$100	$—
Excess of carrying value of Series C Preferred Stock over redemption value	$459	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2016 filed with the SEC on March 7, 2017 (the “2016 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter.

At September 30, 2017, cash and cash equivalents were $22.1 million.  The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and services and the resources the Company devotes to developing and supporting the same.  The Company believes that current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet anticipated cash needs for working capital, including potentially advancing a product candidate, and capital expenditures through the next twelve months from the date of the filing of this Form 10-Q.  The Company may be dependent on its ability to raise additional capital to finance operations and further fund research and development programs.  If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its operating spend including spend related to its research and development programs.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserve, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, restructuring charges and fair value of stock options. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,020	$856
Work in process	3,099	3,806
Finished goods	778	959
Total	$5,897	$5,621

The inventory reserve balance at September 30, 2017 was $0.3 million. No reserve was required at December 31, 2016. During the three and nine months ended September 30, 2017, the Company recorded charges in the condensed consolidated statements of operations for excess and obsolete inventory of $0.3 million and $0.5 million, respectively. No charges were recorded for the three and nine months ended September 30, 2016.

(3) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value acquired and liabilities assumed in a business combination. The Company does not amortize its goodwill, but instead tests for impairment annually in the fourth quarter and more frequently whenever events or changes in circumstances indicate that fair value of the asset may be less than the carrying value of the asset. The Company determined a triggering event occurred in September 2017 based on Juniper’s announcement of a corporate reprioritization which aimed to re-focus its resources on the core business of Crinone® progesterone gel and JPS and to focus its research and development organization on its hormone replacement therapy initiative, its lead IVR program, and the Company would seek to partner its other IVR programs.

In accordance with Accounting Standard Codification, or ASC 350, Goodwill and Other Intangibles (“ASC 350”), the Company uses the two-step approach for each reporting unit. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1) utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated using a risk-adjusted discount rate. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

Juniper concluded that the business represents two reporting units for goodwill impairment testing, which are product and service. Juniper’s goodwill is assigned to the Company’s service reporting unit. Juniper performed an impairment test as of the date of the triggering event and determined the Company’s goodwill is not impaired as of that date.

Changes to goodwill during the nine months ended September 30, 2017 were as follows (in thousands):

Total
Balance—December 31, 2016	$8,342
Effects of foreign currency translation	714
Balance—September 30, 2017	$9,056

Intangible assets consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(65)	(206)	(187)	(458)
Accumulated amortization	(235)	(792)	(608)	(1,635)
Balance—September 30, 2017	$—	$372	$445	$817

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(298)	(270)	(621)
Accumulated amortization	(247)	(617)	(456)	(1,320)
Balance—December 31, 2016	$—	$455	$514	$969

Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense for the three months ended September 30, 2017 and 2016 was $0.1 million.  Amortization expense for the nine months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.  Amortization expense on existing intangible assets as of September 30, 2017 is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2017	$78
2018	287
2019	260
2020	192
Total	$817

(4) Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services (“JPS”). JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities (collectively referred to as the “original agreements”) with Lloyds TSB Bank (“Lloyds”) as administrative agent. In May 2017, JPS repaid one of the existing loan facilities upon which JPS subsequently entered into a new loan facility with the same administrative agent for the same outstanding balance.  The refinancing was accounted for as a modification with no resulting gain or loss. The remaining original agreements and the new agreement are collectively referred to as the “loan facilities”.

As of September 30, 2017, the Company owed $2.5 million on the loan facilities. The loan facilities are due for repayment over periods ranging from 7-15 years. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95%, and 2.55%, respectively. The interest rates at September 30, 2017 for these facilities were 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the three months ended September 30, 2017 was 2.76%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of JPS. The original agreements under the Loan Agreement contains financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. The new loan facility contains the same financial covenants outlined above in addition to a covenant which requires that JPS maintain certain levels of earnings before interest, taxes, depreciation and amortization. As of September 30, 2017, the Company is in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 1, 2017. As of September 30, 2017, the Company is in compliance with the covenants of the arrangement. The obligation ended on October 1, 2017. As of the date of this filing, the Company’s obligation under the grant arrangement is complete and the Company met all compliance requirements through October 1, 2017.

The income from the Regional Growth Fund was on a decelerated basis through October 1, 2017. As of September 30, 2017, the Company had recorded all deferred revenue previously recognized under this arrangement. Other income associated with the Regional Growth Fund obligation for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.2 million, respectively. Other income associated with the Regional Growth Fund obligation for the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.5 million, respectively.

Juniper leases its U.S. corporate office under an operating lease.  Additionally, Juniper financed certain equipment under loan agreements with payments through March 2022.  In October 2015, the Company entered into a lease agreement for its corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months and ends in 2019, which includes a three-month free rent period. In January and March 2017, the Company entered into loans of $0.9 million and $0.6 million, respectively, for equipment in its Nottingham, U.K. facility.  The interest rate for the two loans was 2.09% at September 30, 2017.  The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on the Company’s condensed consolidated balance sheets. The initial terms of the loans are 60 months.

Commitments under Juniper’s debt and lease arrangements are as follows as of September 30, 2017 (in thousands):

	Operating Leases	Debt Principal Payments	Total
Remainder of 2017	$109	$132	$241
2018	443	540	983
2019	74	563	637
2020	—	582	582
2021	—	602	602
Thereafter	—	1,485	1,485
Total minimum debt and lease payments	$626	$3,904	$4,530

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

(6) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of Crinone, the Company’s sole commercialized product. The product segment included the royalty stream the Company received from Allergan for Crinone sales in the United States, which ceased with the November 2016 agreement with Allergan, as well as the development of new product candidates. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers, as well as the characterizing and developing of pharmaceutical product candidates for the Company’s internal programs and managing certain preclinical activities including manufacturing of the Company’s pipeline products. In September 2013, the Company acquired JPS, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company conducts its advanced formulation, analytical and consulting services through JPS. The Company has integrated its supply chain management for its sole commercialized product, Crinone, into those operations and have therefore sought to capture synergies by transferring all operational activities related to its historic business.  The Company owns certain plant and equipment physically located at third party contractor facilities in the United Kingdom and Switzerland.

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

The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$3,230	$2,851	$7,245	$7,066
Switzerland	8,505	7,081	26,021	20,772
United Kingdom	751	981	2,788	3,474
Other countries	500	643	2,135	2,331
Total	$12,986	$11,556	$38,189	$33,643

Total assets:

	September 30, 2017	December 31, 2016
United States	$22,780	$21,423
Switzerland	3,358	4,673
United Kingdom	35,529	31,288
Other countries	88	187
Total	$61,755	$57,571

Long-lived assets:

	September 30, 2017	December 31, 2016
United States	$500	$663
Switzerland	438	369
United Kingdom	15,083	13,468
Other countries	2	2
Total	$16,023	$14,502

Long-lived assets include fixed assets, intangibles and other assets.

No other individual country represented greater than 10% of total revenues, total assets, or long-lived assets for any period presented.

For the three and nine months ended September 30, 2017, Merck KGaA accounted for 100% of the product segment revenue. For the three and nine months ended September 30, 2016, Merck KGaA accounted for 86% and 87% of the product segment revenue, respectively. For the three and nine months ended September 30, 2016, Allergan accounted for 14% and 13% of the product segment revenue, respectively. At September 30, 2017 and December 31, 2016, Merck KGaA made up 100% of the product segment accounts receivable.

For the three and nine months ended September 30, 2017 the same customer accounted for 46% and 31% of the service segment total revenue, respectively.  No customers accounted for 10% or more of the service segment total revenue for the three and nine months ended September 30, 2016.  At September 30, 2017, one customer accounted for 41% of total service segment accounts receivable, respectively. At December 31, 2016, two customers accounted for 18% and 13% of total service segment net accounts receivable.

The following summarizes other information by segment for the three months ended September 30, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$8,389	$—	$8,389
Service revenues	—	4,597	4,597
Total revenues	$8,389	$4,597	$12,986
Cost of product revenues	$5,160	$—	$5,160
Cost of service revenues	—	2,559	2,559
Total cost of revenues	$5,160	$2,559	$7,719
Gross profit	$3,229	$2,038	$5,267
Total operating expenses			6,802
Total non-operating expense			80
Loss before income taxes			$(1,455)

The following summarizes other information by segment for the three months ended September 30, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,057	$—	$7,057
Service revenues	—	3,337	3,337
Royalties	1,162	—	1,162
Total revenues	$8,219	$3,337	$11,556
Cost of product revenues	$3,683	$—	$3,683
Cost of service revenues	—	2,022	2,022
Total cost of revenues	$3,683	$2,022	$5,705
Gross profit	$4,536	$1,315	$5,851
Total operating expenses			5,674
Total non-operating income			66
Income before income taxes			$243

The following summarizes other information by segment for the nine months ended September 30, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$25,684	$—	$25,684
Service revenues	—	12,505	12,505
Total revenues	$25,684	$12,505	$38,189
Cost of product revenues	$14,776	$—	$14,776
Cost of service revenues	$—	$7,149	$7,149
Total cost of revenues	14,776	7,149	21,925
Gross profit	$10,908	$5,356	$16,264
Total operating expenses			19,610
Total non-operating expense			74
Loss before income taxes			$(3,272)

The following summarizes other information by segment for the nine months ended September 30, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$20,716	$—	$20,716
Service revenues	—	9,964	9,964
Royalties	2,963	—	2,963
Total revenues	$23,679	$9,964	$33,643
Cost of product revenues	$11,892	$—	$11,892
Cost of service revenues	—	6,630	6,630
Total cost of revenues	$11,892	$6,630	$18,522
Gross profit	$11,787	$3,334	$15,121
Total operating expenses			18,959
Total non-operating income			222
Loss before income taxes			$(3,616)

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2017	December 31, 2016
Machinery and equipment	3-10	$11,765	$8,628
Furniture and fixtures	3-5	1,083	1,190
Computer equipment and software	3-5	625	538
Buildings	Up to 39	7,936	7,310
Land	Indefinite	509	469
Construction in-process		1,150	1,567
		23,068	19,702
Less: Accumulated depreciation		(7,941)	(6,336)
Total		$15,127	$13,366

Depreciation expense was $0.5 million and $0.4 million for the three-month periods ended September 30, 2017 and 2016, respectively. Depreciation expense was $1.4 million and $1.1 million for the nine month periods ended September 30, 2017 and 2016, respectively. The Company recorded $0 and $0.2 million in disposals during the three and nine months ended September 30, 2017. The Company recorded an impairment of $14,000 as a component of the Restructuring charge (See Note 15) recorded during the three months ended September 30, 2017, associated with the discontinuation of use on assets used in its new product research and development group.

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

The holders of the Series C had the right to require the Company to redeem their shares in cash plus all accrued and unpaid dividends thereon the date such redemption is demanded. On the Redemption and Conversion Date, the Company paid to the holders of the Series C approximately $0.1 million and as a result of the transaction recorded the excess of the carrying value of Series C Preferred Stock over redemption value of approximately $0.5 million to accumulated deficit for the nine months ended September 30, 2017. There were no remaining outstanding shares of either the Series B or the Series C following the Redemption and Conversion Date.

(9) Net Loss Per Common Share

The calculation of basic and diluted loss per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net (loss) income per common share
Net (loss) income	$(1,410)	$248	$(3,227)	$(3,663)
Add: Excess of carrying value of Series C Preferred Stock over redemption value	—	—	459	—
Less: Preferred stock dividends	—	(7)	(14)	(21)
Net (loss) income applicable to common stock	$(1,410)	$241	$(2,782)	$(3,684)
Basic weighted average number of common shares outstanding	10,844	10,799	10,817	10,791
Basic net (loss) income per common share	$(0.13)	$0.02	$(0.26)	$(0.34)
Diluted (loss) income per common share
Net (loss) income applicable to common stock	$(1,410)	$241	$(2,782)	$(3,684)
Less: Excess of carrying value of Series C Preferred Stock over redemption value	—	—	—	—
Add: Preferred stock dividends	—	7	—	—
Net (loss) income applicable to dilutive common stock	$(1,410)	$248	$(2,782)	$(3,684)
Basic weighted average number of common shares outstanding	10,844	10,799	10,817	10,791
Effect of dilutive securities
Dilutive stock awards	—	178	—	—
Dilutive preferred share conversions	—	83	—	—
	—	261	—	—
Diluted weighted average number of common shares outstanding	10,844	11,060	10,817	10,791
Diluted net (loss) income per common share	$(0.13)	$0.02	$(0.26)	$(0.34)

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

Shares to be issued upon the exercise of the outstanding options, performance-based restricted stock units, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 2.2 million and 1.7 million in each of the three-month and nine-month periods ended September 30, 2017 and 2016, respectively, because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2017 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2016	$(5,028)
Current period other comprehensive income (loss)	1,690
Balance—September 30, 2017	$(3,338)

(11) Stock-Based Compensation

Stock-based compensation expense was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $1.2 million and $0.8 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$84	$94	$143	$152
Sales and marketing	12	17	35	48
Research and development	(38)	23	(10)	(14)
General and administrative	313	195	1,048	618
Total	$371	$329	$1,216	$804

There were no option exercises in the nine months ended September 30, 2017 and 2016.

Juniper granted options to purchase 680,400 shares of common stock to employees and non-employee directors during the nine months ended September 30, 2017 and options to purchase 642,500 shares of common stock to employees during the nine months ended September 30, 2016.  No stock options were granted to non-employee directors during the nine months ended September 30, 2016. Stock options granted to employees typically vest over a four-year term.  Stock options granted to non-employee directors typically vest over a three-year term.

Juniper granted 52,700 time-based restricted stock units to employees and 66,234 time-based restricted stock units to non-employee directors during the nine months ended September 30, 2017.  Juniper granted 42,203 restricted stock units to non-employee directors during the nine months ended September 30, 2016

Juniper granted 186,000 performance-based restricted stock units to employees during the nine months ended September 30, 2017. No performance-based restricted stock units were granted during the nine months ended September 30, 2016.  The performance-based restricted stock units vest based on the occurrence of certain operational and strategic events which were determined by the Company’s Board of Directors.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock options and estimates the fair value of time-based restricted stock units and performance-based restricted stock units based on the closing price of the Company’s common stock on the date of grant. The Company’s assumptions do not include an estimated forfeiture rate.

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Juniper’s estimated expected stock price volatility is based on its own historical volatility. Juniper’s expected term of options granted during the nine months ended September 30, 2017 and 2016 was derived using the simplified method for employees. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant date fair values of options granted to employees during the nine months ended September 30, 2017 and 2016 were $2.43 and $4.71, respectively, using the following assumptions:

Nine Months Ended September 30,
	2017	2016
Risk free interest rate	1.45% - 1.59%	0.85% - 1.14%
Expected term	4.5 - 4.75 years	4.75 years
Dividend yield	-	-
Expected volatility	53.15% - 55.20%	78.08% - 79.29%

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.  The stock-based compensation expense recorded for non-employees is primarily reflected in the research and development line of the statement of operations and is remeasured on a quarterly basis from the date of grant.  During the nine months ended September 30, 2017, the Company recorded a reduction of stock-based compensation expense of $0.1 million for non-employee options as a result of changes in the fair value of the options during the period. During the nine months ended September 30, 2016, the Company recorded a reduction of stock-based compensation expense of $0.2 million for non-employee options.  No tax benefit has been recognized due to the net tax losses during the periods presented.  There were no options granted to non-employees during the nine months ended September 30, 2017 and 2016.

The weighted-average grant date fair value of both the time-based restricted stock units and performance-based restricted stock units was $4.97 per share during the nine months ended September 30, 2017.  The Company recognizes stock-based compensation expense for time-based restricted stock units over the vesting period.  For performance-based restricted stock units, the Company considers the performance criteria at each balance sheet date and recognizes stock-based compensation expense for those criteria considered probable.  The criteria associated with these performance-based stock units were not determined to be probable at September 30, 2017 and as such, no expense was recorded.

As of September 30, 2017, the total unrecognized compensation cost related to outstanding stock options, time-based restricted stock units and performance-based restricted stock units expected to vest was $4.4 million, which the Company expects to recognize over a weighted-average period of 3.55 years.

During the three months ended September 30, 2017, in conjunction with the corporate reprioritization (see Note 15) announced in September 2017, the Company modified options held by an executive to extend the exercise period allowed and recorded incremental stock-based compensation of approximately $17,000 as a component of Restructuring expense. The Company recognized the forfeiture on unvested awards upon the executive’s departure and has recognized a reduction in stock-based compensation of approximately $68,000 during the period ended September 30, 2017.

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

The fair value of cash and cash equivalents are classified as Level 1 at September 30, 2017 and December 31, 2016.

The fair values of accounts receivable and accounts payable approximate their respective carrying amounts. The Company’s long-term debt is carried at amortized face value, which approximates fair value based on current market pricing of similar debt instruments and is categorized as a Level 2 measurement.

During the three and nine months ended September 30, 2017, the Company did not have transfers of financial assets between Level 1 and 2.

(13) Income Taxes

During the three and nine months ended September 30, 2017, Juniper recorded an income tax benefit of $45,000, representing an effective tax rate of 3.1% and 1.4%, respectively. This benefit reflecting an adjustment to the Company’s foreign income inclusion for U.S. tax purposes, which reduced its alternative minimum tax recorded in 2016. No income tax expense has been recorded due to expected losses forecasted for the year. During the three months ended September 30, 2016, Juniper recorded income tax benefit of $5,000, representing an effective tax rate of (2.1)%. During the nine months ended September 30, 2016, Juniper recorded income tax expense of $47,000, representing an effective tax rate of (1.3)%. The income tax provision for the three and nine months ended September 30, 2016, is primarily attributable to alternative minimum taxes.

Juniper files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Juniper is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. Additionally, with few exceptions, Juniper is no longer subject to U.S. state tax examinations for years prior to 2012.

(14) Recent Accounting Pronouncements

Adopted

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

To be adopted

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

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the impact ASU 2016-15 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e. the original effective date). As such, ASU 2014- 09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, both of which amend certain narrow aspects of Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Currently, the Company is in the process of reviewing our historical contracts and evaluating the impact of ASU 2014-09 on its accounting policies, processes and system requirements, and has assigned internal resources and engaged a third-party provider to assist in its evaluation. While the Company continues to assess the impact of the new standard, there is the potential for changes to the pattern of revenue recognition for its arrangements with Merck, where revenue may be recorded earlier than under current guidance, and an impact could be material. The Company’s product revenue could be impacted by a number of items, including inventory levels on the adoption date. The Company is also evaluating its service revenue arrangement to assess changes in performance obligation, inclusion of variable consideration in the transaction price, allocation of the transaction price based on relative standalone selling prices, timing of recognition, accounting for contract acquisition costs, among other areas, as well as the related financial statement disclosures. To date, the Company has not identified any significant differences in its service revenue contracts, and the amount of any change upon adoption, if any, will depend upon the agreements in place at the adoption date. The Company expects to complete its assessment, identify and implement the necessary changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. However, the assessment is ongoing and further analysis may identify future impacts. The guidance is effective for the Company beginning January 1, 2018 and, at that time the Company plans to adopt the standard using the modified retrospective approach.

(15) Restructuring Charges

In September 2017, the Company announced a corporate reprioritization which aimed to re-focus its resources on the core businesses of Crinone progesterone gel and JPS and reduce expenditures on research and development activities associated with the Company’s intravaginal ring (IVR) program with the goal of potentially identifying a partner for one or more of its IVR product candidates. As a result, during the three and nine months ended September 30, 2017, the Company incurred approximately $0.8 million in restructuring charges. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations. This restructuring expense included approximately $0.4 million for one-time severance and other employee-related costs, approximately $0.3 million future obligations due under our manufacturing and development contracts, approximately $17,000 in additional stock-based compensation expense associated with the modification of the exercise period on options held by an executive and approximately $14,000 related to fixed asset impairments resulting from the discontinuation of use on assets associated with programs terminated.

No significant additional charges are anticipated relating to this restructuring plan.

The Company has recorded a liability totaling approximately $0.7 million for ongoing payments due associated with severance and employee-related costs and future contractual obligations. Severance payments totaling approximately $23,000 were paid during the three months ended September 30, 2017. The Company expects to pay approximately $0.3 million during the remainder of 2017 and approximately $0.4 million in 2018 and beyond.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

Company Overview

We are a diversified healthcare company with core businesses consisting of our Crinone® (progesterone gel) franchise and our fee-for-service pharmaceutical development and manufacturing business called Juniper Pharma Services, or JPS. In addition, we are seeking to use our differentiated intravaginal ring (IVR) technology to advance a pipeline of product candidates intended to address unmet needs in women’s health, through either internal development or external partnering. We are actively exploring new business development collaborations, including co-development opportunities that could leverage our IVR technology and/or the pharmaceutical development capabilities of JPS, including JNP-0201.

In September 2017, we announced a reduction of approximately 8% of our workforce, primarily in the areas of new product research and development, in order to focus our resources on our core businesses. In addition, as part of our more focused research and development strategy, we plan to complete our ongoing preclinical animal studies for our IVR program by the end of 2017. At the completion of the in vivo preclinical studies, we may decide to further advance JNP-0201, a combination of Estradiol plus natural progesterone IVR for hormone replacement therapy (HRT) to address symptoms of menopause. In addition, we may also seek the support of one or more partners for one or more of our IVR product candidates.

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

Pharmaceutical Service Business:

JPS, our fee-for-service pharmaceutical development and manufacturing business offers a range of sophisticated technical services to the pharmaceutical and biotechnology industry. Our customers range from start-up biotechnology firms, both in the U.S. and Europe, to global pharmaceutical companies.

Within our services offering, we provide expertise to our customers on the characterization, development, and manufacturing of pharmaceutical compounds for clinical trials. We believe we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” Our service model allows us to take our customers’ product candidates from early development through clinical trials manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues. We have deployed these same capabilities for our in-house proprietary product development activities.

Through JPS, we also manage the global supply chain and contract manufacturing of Crinone, for our partner Merck KGaA.

Our Strategy:

Our strategy is to grow Crinone in key markets and expand both the JPS technical and geographic reach, while at the same time advancing a pipeline of new product candidates either through internal development or external partnering. Key elements of our strategy include:

•	Supplying Crinone to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;
•	Growing revenue from our formulation, analytical and product development capabilities at JPS, and deploying those same capabilities for the advancement of our in-house product candidates;
•	Completing our ongoing preclinical animal studies for our IVR program by the end of 2017 with the goal of seeking a partner for one or more of our IVR product candidates;
•	Potentially continue to further develop our JNP-0201 product candidate, for hormone replacement therapy, leveraging our IVR technology; and
•	Exploring potential business development collaborations, including co-development opportunities that leverage our IVR technology and/or the pharmaceutical development capabilities of JPS.

Our Product Candidates:

We have a pipeline of proprietary product candidates to treat unmet medical needs in women’s health. We have three preclinical product development programs utilizing our IVR technology, which target overactive bladder, hormone replacement therapy in women, and prevention of preterm birth in women with short cervical length, each as outlined below. We are currently seeking partnering opportunities for one or more IVR platform.

Product Candidate	Indication/Field	Status

JNP-0101 - Oxybutynin IVR	Overactive bladder in women	Preclinical
JNP-0201 - Progesterone + Estradiol IVR	Hormone replacement therapy in post-menopausal population	Preclinical
JNP-0301 - Progesterone IVR	Prevention of preterm birth in women with short cervical length	Preclinical

We expect to have topline preclinical data for each of these product candidates by the end of 2017.

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties. Even if we successfully partner one or more of our product candidates, completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is not unusual for the clinical development of these types of product candidates to each take three years or more, and for total development costs to exceed $25 million for each product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

Drug developers generally will test potential product candidates in preclinical studies for safety, toxicology and immunogenicity in addition to utilizing already published data for the underlying active pharmaceutical ingredient. Drug developers may then conduct multiple clinical trials for each product candidate. As drug developers obtain results from trials, they may elect to discontinue or delay clinical trials for certain product candidates in order to focus our resources on more promising product candidates.

An element of our business strategy is to pursue external partnering for our portfolio of product candidates. This is intended to allow us to diversify the risks associated with our research and development expenditures. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates increases. If we successfully partner one or more of our product candidates, we will likely have little or no control over the timing or extent of research development activities associated with these product candidates.

Regulatory approval is required before we or our partners can market our product candidates as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the regulatory agency must conclude that our product candidates are safe and effective. Results from preclinical testing and early clinical trials (through Phase 2) may often not be predictive of results obtained in later clinical trials. In various pharmaceutical companies like ours, a number of new drugs have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

Our business strategy includes pursuing collaborative arrangements with third parties to complete the development and commercialization of our product candidates. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under control of that third party rather than us. We cannot forecast with any degree of certainty our ability to obtain future collaborative arrangements, in whole or in part, and how such arrangements would affect our development plan or capital requirements.

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

Preclinical Programs

JNP-0101 - Oxybutynin IVR for the treatment of OAB

We have an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will bypass first pass, hepatic metabolism issues. In the case of oxybutynin the drug is metabolized in the liver to an active metabolite resulting in increased central nervous system (“CNS”) side effects.  In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies, patches, and gels.   We are currently conducting preclinical animal studies for our IVR program which is expected to be completed by the end of 2017. Pending the outcome of these studies, we plan to seek a partner for our JNP-0101 product candidate, on a stand-alone basis or in combination with one or more of our other IVR program candidates.

JNP-0201 - Progesterone and Estradiol IVR for HRT

JNP-0201 is our segmented IVR product candidate, containing both natural progesterone and natural estradiol to be used for hormone replacement therapy (“HRT”) in menopausal women. JNP-0201 has been designed to deliver natural hormones locally to vaginal tissue. This is another example where avoiding first pass, hepatic metabolism of estradiol may result in an improved side-effect profile. We also believe our delivery approach will provide an improvement in the beneficial effects of estradiol when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic progestogens, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In July 2017, the North American Menopause Society reaffirmed their opinion of hormone therapy as an effective treatment.  We believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. We are currently conducting preclinical animal studies for our IVR program which is expected to be completed by the end of 2017. Based on our preliminary assessment of the relative clinical data and development funding requirements of our three IVR product candidates we may further develop JNP-0201 or could seek a partner for our JNP-0201 product candidate, on a stand-alone basis or in combination with one or more of our other IVR program candidates.

JNP-0301 - Progesterone IVR for the prevention of PTB

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth (“PTB”) in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth in women. Medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no Food and Drug Administration (“FDA”) approved therapy to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. We are currently conducting preclinical animal studies for our IVR program which is expected to be completed by the end of 2017. Pending the outcome of these studies, we plan to seek a partner for our JNP-0301 product candidate, on a stand-alone basis or in combination with one or more of our other IVR program candidates.

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

Sources of Revenue

We generate revenues primarily from the sale of our product and services and, prior to November 2016, from a royalty stream that ceased in connection with the November 2016 agreement with Allergan, under which a one-time payment of $11.0 million representing all future royalty amounts payable to us. During the three months ended September 30, 2017, we derived approximately 65% of our revenues from the sale of our products and 35% from the sale of our services. During the three months ended September 30, 2016, we derived approximately 61% of our revenues from the sale of our products, 29% from the sale of our services, and 10% from our royalty stream. During the nine months ended September 30, 2017, we derived approximately 67% of our revenues from the sale of our products and 33% from the sale of our services. During the nine months ended September 30, 2016, we derived approximately 61% of our revenues from the sale of our products, 30% from the sale of our services, and 9% from our royalty stream.

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

Results of Operations – Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$8,389	65%	$7,057	61%	$1,332	19%
Service revenues	4,597	35	3,337	29	1,260	38
Royalties	—	—	1,162	10	(1,162)	(100)
Total revenues	12,986	100	11,556	100	1,430	12
Cost of product revenues	5,160	40	3,683	32	1,477	40
Cost of service revenues	2,559	20	2,022	17	537	27
Total cost of revenues	7,719	59	5,705	49	2,014	35
Gross profit	5,267	41	5,851	51	(584)	(10)
Operating expenses:
Sales and marketing	517	4	259	2	258	100
Research and development	2,291	18	2,304	20	(13)	(1)
General and administrative	3,238	25	3,111	27	127	4
Restructuring charge	756	6	—	—	756	100
Total operating expenses	6,802	52	5,674	49	1,128	20
(Loss) income from operations	(1,535)	(12)	177	2	(1,712)	(967)
Interest expense, net	(47)	—	(24)	—	(23)	96
Other income, net	127	1	90	1	37	41
(Loss) income before income taxes	(1,455)	(11)	243	2	(1,698)	(699)
Income tax (benefit) expense	(45)	—	(5)	—	(40)	800
Net (loss) income	$(1,410)	(11)%	$248	2%	$(1,658)	(669)%

Revenues

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Product revenues	$8,389	$7,057	$1,332	19%
Service revenues	4,597	3,337	1,260	38
Royalties	—	1,162	(1,162)	(100)
Total revenues	$12,986	$11,556	$1,430	12%

Revenues in the three months ended September 30, 2017 increased by $1.4 million, or 12%, compared to the three months ended September 30, 2016. The increase was primarily attributable to the following factors by segment:

Product

•

Revenues from the sale of Crinone, increased by approximately $1.3 million, or 19%, from the 2016 period primarily due to both in-market and new market growth by Merck KGaA. Revenues included $6.4 million related to product shipped to Merck KGaA and $2.0 million related to product sold through by Merck KGaA to its customers in the three months ended September 30, 2017. Revenues included $4.9 million related to product shipped to Merck KGaA and $2.2 million related to product sold through by Merck KGaA to its customers in the three months ended September 30, 2016.

•

Royalty revenues decreased $1.2 million, or 100% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  In November 2016, we entered into an agreement with Allergan under which we received a one-time payment of $11.0 million representing all future royalties due to us.  No future royalties will be paid to us as a result of this agreement.

Service

•

Service revenues increased approximately $1.3 million, or 38%, from the 2016 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Cost of product revenues	$5,160	$3,683	$1,477	40%
Cost of service revenues	2,559	2,022	537	27
Total cost of revenues	$7,719	$5,705	$2,014	35%
Total cost of revenues (as a percentage of total revenues)	59%	49%
Product gross margin	38%	55%
Service gross margin	44%	39%

Total cost of revenues was $7.7 million and $5.7 million for the three-month periods ended September 30, 2017 and 2016, respectively. The increase in total cost of revenues in 2017 was largely driven by the increased volume of Crinone product sold to Merck KGaA, higher progesterone material costs and inventory reserves recorded during the period. There was a 17% increase in Crinone units shipped in the 2017 period as compared to the comparable 2016 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin decreased in 2017 as compared to 2016 largely due to the reduction of royalty revenue year over year, higher progesterone material costs offset by the higher sell through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA. Service gross margin increased in 2017 as compared to 2016 due to mix of revenue type within the service segment and higher labor utilization due to fixed labor costs.

Sales and marketing expenses

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Sales and marketing	$517	$259	$258	100%
Sales and marketing (as a percentage of total revenues)	4%	2%

Sales and marketing expenses incurred during the three months ended September 30, 2017 and 2016 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expense during the 2017 period as compared to the corresponding 2016 period primarily relates to our continued growth of business in the U.S. market and slightly higher headcount.

Research and development

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Research and development	$2,291	$2,304	$(13)	(1)%
Research and development (as a percentage of total revenues)	18%	20%

Research and development expenses primarily include clinical trial costs, personnel-related expenses and professional service consultants.  The decrease in research and development costs incurred during the three months ended September 30, 2017 was largely associated with the reduction of costs related to the Phase 2b clinical trial of COL-1077 which was completed in August 2016 offset by increased spend on our pipeline products.  In the three months ended September 30, 2016, we incurred approximately $1.2 million related to COL-1077.  The trial did not achieve its primary and secondary endpoints, and further development was discontinued.  In the three months ended September 30, 2017, we incurred additional spending of $1.0 million, primarily related to the ongoing IVR programs and the in vivo clinical studies which began in August 2017, as we continue to advance JNP-0101, JNP-0201 and JNP-0301, and by $0.2 million related to other manufacturing and consulting services in preparation for potential regulatory filings. We expect to continue to incur research and development efforts in the fourth quarter of 2017 as we continue the ongoing in vivo preclinical studies for our IVR product candidates. As part of our more focused research and development strategy, we plan to seek the support of a partner to continue to the development of one or more of our product candidates, pending the outcome of the in vivo preclinical studies.

General and administrative expenses

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
General and administrative	$3,238	$3,111	$127	4%
General and administrative (as a percentage of total revenues)	25%	27%

General and administrative expenses increased by $0.1 million to $3.2 million for the three months ended September 30, 2017 compared with $3.1 million for the three months ended September 30, 2016. This increase is attributable principally due to the incurrence of general infrastructure related costs including legal, accounting and other professional fees associated with a growing public company, including matters related to the restatement of our financial results for the fiscal years ended December 31, 2013 through December 2015 and the remediation of material weaknesses in our internal control over financial reporting resulting from the restatement, costs associated with our evaluation of potential strategic opportunities and other business development matters and costs associated with shareholder and investor relations. This modest increase reflects our continued efforts to closely manage general and administrative expense.

Restructuring charge

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Restructuring charge	$756	$—	$756	100%
Restructuring charge (as a percentage of total revenues)	6%	—

As a result of our corporate reprioritization which aimed to focus our resources on the core businesses of Crinone progesterone gel and JPS and to focus our research and development organization on the development of JNP-0201 for HRT, we implemented an approximately 8% headcount reduction, primarily in the areas of new product research and development. As a result, we incurred a restructuring charge totaling approximately $0.8 million during the three months ended September 30, 2017. This restructuring charge included approximately $0.4 million for one-time severance and other employee-related costs, approximately $0.3 million future obligations due under our manufacturing and development contracts, approximately $17,000 in additional stock-based compensation expense associated with the modification of the exercise period on options held by an executive and approximately $14,000 related to fixed asset impairments resulting from the discontinuation of use on assets associated with programs terminated. As a result of the corporate reprioritization, we anticipate estimated annual savings in personnel-related costs of approximately $1.8 million beginning in 2018.

Non-operating income and expense

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Interest expense, net	$(47)	$(24)	$(23)	96%
Other income, net	$127	$90	$37	41%

Interest expense, net, primarily relates to interest payments, denominated in British pounds, associated with our loan facilities and equipment loans.

Other income, primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Three Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Income tax (benefit) expense	$(45)	$(5)	$(40)	800%
Income tax (benefit) expense (as a percentage of loss before income taxes)	3.1%	(2.1)%

The 2017 benefit recorded reflects an adjustment to the company’s foreign income inclusion for US tax purposes, which reduced its alternative minimum tax provision recorded in 2016. The 2016 tax expense represents alternative minimum taxes.

Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$25,684	67%	$20,716	61%	$4,968	24%
Service revenues	12,505	33	9,964	30	2,541	26
Royalties	—	—	2,963	9	(2,963)	(100)
Total revenues	38,189	100	33,643	100	4,546	14
Cost of product revenues	14,776	39	11,892	35	2,884	24
Cost of service revenues	7,149	19	6,630	20	519	8
Total cost of revenues	21,925	57	18,522	55	3,403	18
Gross profit	16,264	43	15,121	45	1,143	8
Operating expenses:
Sales and marketing	1,306	3	910	3	396	44
Research and development	5,285	14	8,234	24	(2,949)	(36)
General and administrative	12,263	32	9,815	29	2,448	25
Restructuring charge	756	2	—	—	756	100
Total operating expenses	19,610	51	18,959	56	651	3
Loss from operations	(3,346)	(9)	(3,838)	(11)	492	(13)
Interest expense, net	(105)	—	(74)	—	(31)	42
Other income, net	179	—	296	1	(117)	(40)
Loss before income taxes	(3,272)	(9)	(3,616)	(11)	344	(10)
Income tax (benefit) expense	(45)	—	47	—	(92)	(196)
Net loss	$(3,227)	(8)%	$(3,663)	(11)%	$436	(12)%

Revenues

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Product revenues	$25,684	$20,716	$4,968	24%
Service revenues	12,505	9,964	2,541	26
Royalties	—	2,963	(2,963)	(100)
Total revenues	$38,189	$33,643	$4,546	14%

Revenues in the nine months ended September 30, 2017 increased by $4.5 million, or 14%, compared to the nine months ended September 30, 2016. The increase was primarily attributable to the following factors by segment:

Product

•

Revenues from the sale of Crinone, increased by approximately $5.0 million, or 24%, from the 2016 period primarily due to both in-market and new market growth by Merck KGaA. Revenues included $19.5 million related to product shipped to Merck KGaA and $6.2 million related to product sold through by Merck KGaA to its customers in the nine months ended September 30, 2017. Revenues included $15.2 million related to product shipped to Merck KGaA and $5.5 million related to product sold through by Merck KGaA to its customers in the nine months ended September 30, 2016.

•

Royalty revenues decreased $3.0 million, or 100% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  In November 2016, we entered into an agreement with Allergan under which we received a one-time payment of $11.0 million representing all future royalties due to us.  No future royalties will be paid to us as a result of this agreement.

Service

•

Service revenues increased approximately $2.5 million, or 26%, from the 2016 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Cost of product revenues	$14,776	$11,892	$2,884	24%
Cost of service revenues	7,149	6,630	519	8
Total cost of revenues	$21,925	$18,522	$3,403	18%
Total cost of revenues (as a percentage of total revenues)	57%	55%
Product gross margin	42%	50%
Service gross margin	43%	33%

Total cost of revenues was $21.9 million and $18.5 million for the nine month periods ended September 30, 2017 and 2016, respectively. The increase in total cost of revenues in 2017 was largely driven by the increased volume of Crinone product sold to Merck KGaA offset by quality improvements, higher progesterone material costs and inventory reserves recorded during the period. There was a 15% increase in Crinone units shipped in the 2017 period as compared to the 2016 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin decreased in 2017 as compared to 2016 largely due to the increase in product sold through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA offset by the reduction of royalty revenue year over year, higher material costs and inventory reserves recorded during the period. Service gross margin increased in 2017 as compared to 2016 due to mix of revenue type within the service segment and higher labor utilization due to fixed labor costs.

Sales and marketing expenses

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Sales and marketing	$1,306	$910	$396	44%
Sales and marketing (as a percentage of total revenues)	3%	3%

Sales and marketing expenses incurred during the nine months ended September 30, 2017 and 2016 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expense during the 2017 period as compared to the corresponding 2016 period primarily relates to our continued growth of business in the U.S. market and slightly higher headcount.

Research and development

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Research and development	$5,285	$8,234	$(2,949)	(36)%
Research and development (as a percentage of total revenues)	14%	24%

Research and development expenses primarily include clinical trial costs, personnel-related expenses and professional service consultants. The decrease in research and development costs incurred during the nine months ended September 30, 2017 was largely associated with the reduction of costs related to the Phase 2b clinical trial of COL-1077 which was completed in August 2016 offset by increased spend on our pipeline products.  In the nine months ended September 30, 2016, we incurred approximately $3.6 million in cost related to COL-1077.  This decrease was offset by $0.4 million of additional spending on the IVR technology and by $1.0 million related to other manufacturing and consulting services in preparation for potential regulatory filings. We expect to continue to incur research and development costs in the fourth quarter of 2017 as we continue the ongoing in vivo preclinical studies for our IVR product candidates. As part of our more focused research and development strategy, we plan to seek the support of a partner to continue to the development of one or more of our product candidates, pending the outcome of the in vivo preclinical studies. General and administrative expenses

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
General and administrative	$12,263	$9,815	$2,448	25%
General and administrative (as a percentage of total revenues)	32%	29%

General and administrative expenses increased by $2.4 million to $12.3 million for the nine months ended September 30, 2017, compared with $9.8 million for the nine months ended September 30, 2016. This increase was attributable principally to infrastructure related costs including legal, accounting and other professional fees related to matters associated with the restatement of our financial results for the fiscal years ended December 31, 2013 through December 2015 and the remediation of material weaknesses in our internal control over financial reporting resulting from the restatement, costs associated with our evaluation of potential strategic opportunities and other business development matters.

Restructuring charge

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Restructuring charge	$756	$—	$756	100%
Restructuring charge (as a percentage of total revenues)	2%	—

As a result of our corporate reprioritization which aimed to focus our resources on the core businesses of Crinone progesterone gel and JPS and to focus our research and development organization on the development of JNP-0201 for HRT, we implemented an approximately 8% headcount reduction, primarily in the areas of new product research and development. As a result, we incurred a restructuring charge totaling approximately $0.8 million during the nine months ended September 30, 2017. This restructuring charge included approximately $0.4 million for one-time severance and other employee-related costs, approximately $0.3 million future obligations due under our manufacturing and development contracts, approximately $17,000 in additional stock-based compensation expense associated with the modification of the exercise period on options held by an executive and approximately $14,000 related to a fixed asset impairments resulting from the discontinuation of use on assets associated with programs terminated. As a result of the corporate reprioritization, we anticipate estimated annual savings in personnel-related costs of approximately $1.8 million beginning in 2018.

Non-operating income and expense

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Interest expense, net	$(105)	$(74)	$(31)	42%
Other income, net	$179	$296	$(117)	(40)%

Interest expense, net, primarily relates to interest payments, denominated in British pounds, associated with our outstanding loan facilities and equipment loans.

Other income, primarily relates to the income associated with the Regional Growth Fund offset by net foreign currency transaction losses related to the weakening of the Euro and British pound against the U.S dollar.

Provision for income taxes

	Nine Months Ended September 30,		$	%
(in thousands, except for percentages)	2017	2016	Change	Change
Income tax (benefit) expense	$(45)	$47	$(92)	(196)%
Income tax (benefit) expense (as a percentage of loss before income taxes)	1.4%	(1.3)%

The 2016 tax expense represents alternative minimum taxes. The 2017 benefit recorded reflects an adjustment to the company’s foreign income inclusion for US tax purposes, which reduced its alternative minimum tax provision recorded in 2016.

Liquidity and Capital Resources

The Company requires cash to fund operating expenses and working capital needs, finance research and development efforts, make capital expenditures and fund acquisitions.

At September 30, 2017, cash and cash equivalents were $22.1 million. Cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities (collectively referred to as the “original agreements”) with Lloyds TSB Bank (“Lloyds”) as administrative agent. In May 2017, JPS repaid on one of the existing loan facilities upon which JPS subsequently entered into a new loan facility with the same administrative agent for the same outstanding balance.  The refinancing was accounted for as a modification with no resulting gain or loss. The remaining original agreements and the new agreement are collectively referred to as the loan facilities.

As of September 30, 2017, the Company owed $2.5 million on the loan facilities. The loan facilities are due for repayment over periods ranging from 7-15 years. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95%, and 2.55%, respectively. The interest rates at September 30, 2017 for these facilities were 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the three months ended September 30, 2017 was 2.76%. The Loan Agreement is secured by the mortgaged property and an unlimited lien on other assets of JPS. The original agreements under the Loan Agreement contains financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. The new loan facility contains the same financial covenants outlined above in addition to a covenant which requires that JPS maintain certain levels of earnings before interest, taxes, depreciation and amortization. As of September 30, 2017, the Company is in compliance with all of the covenants under the Loan Agreement.

In September 2013, as part of the acquisition of JPS, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. JPS used this grant to fund the building of its second facility, which includes analytical labs, office space and a manufacturing facility. As a part of the arrangement, JPS is required to create and maintain certain full-time equivalent personnel levels through October 1, 2017. As of September 30, 2017, we remained in compliance with the covenants of the arrangement. The obligation ended in October 1, 2017. As of the date of this filing, our obligation under the grant agreement is complete and we met all compliance requirements thru October 1, 2017.

Juniper leases the buildings portion of our U.S. corporate office under an operating lease and assumed debt for the Nottingham, U.K. facility.  Additionally, Juniper leases certain equipment under loan agreements with payments through March 2022.  In October 2015, we entered into a lease agreement for our corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months, which includes a three-month free rent period. In January and March 2017, we entered into loans of $0.9 million and $0.6 million, respectively, for equipment in its Nottingham, U.K. facility.  The interest rate for the two loans was 2.09% at September 30, 2017.   The transactions were considered failed sales-leaseback arrangements as the amount of the loans are less than the carrying value of the equipment. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on the condensed consolidated balance sheets. The initial terms of the loans are 60 months.

Commitments under our lease arrangements are as follows as of September 30, 2017 (in thousands).

	Operating Leases	Debt Principal Payments	Total
Remainder of 2017	$109	$132	$241
2018	443	540	983
2019	74	563	637
2020	—	582	582
2021	—	602	602
Thereafter	—	1,485	1,485
Total minimum debt and lease payments	$626	$3,904	$4,530

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures for the nine months ended September 30, 2017 and September 30, 2016 were $2.4 million and $2.3 million, respectively. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site, our contract manufacturer sites and for research and development. We expect our capital expenditures to increase for the remainder of the year ending December 31, 2017, as compared to the year ended December 31, 2016, primarily due to continued investments we plan to make additional investments in capital equipment at our Nottingham, U.K. site.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. For the remainder of 2017, we expect our research and development expenses will moderately increase from current levels as we conclude our ongoing in vivo preclinical studies but anticipate a reduction in research and development expenses in 2018 as we cease certain development efforts and seek to partner one or more of our IVR product candidates.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures at least through the next twelve months from the date of issuance of this report.  We may be dependent on our ability to raise additional capital to finance operations and fund research and development programs beyond that period.  If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to further curtail our research and development expenses.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2017 was $2.2 million, which resulted primarily from approximately $2.9 million in depreciation and amortization, stock-based compensation expense, and net changes in working capital items, which increased cash by approximately $2.5 million, offset by a $3.2 million net loss. Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2017, which resulted primarily from the purchase of property plant and equipment. Net cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2017, primarily relating to proceeds from the equipment loans and financing agreement offset by the principal payments on debt.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $3.7 million, which resulted primarily from approximately $2.2 million in depreciation and amortization and stock-based compensation expense and net changes in working capital items, which increased cash by approximately $5.1 million, offset by a $3.7 million net loss. Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.2 million for the nine months ended September 30, 2016, primarily relating to the principal payments on our loan facilities.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Foreign Currency Exchange

A significant portion of our operations are conducted through operations in countries other than the United States. Revenues from our international operations that were recorded in U.S. dollars represented approximately 79% of our total international revenues for the nine months ended September 30, 2017. The remaining 21% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar. Our exposure is reduced given assets and liabilities, revenues and expenses are designated in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.  We may be exposed to exchange rate fluctuations that occur from certain intercompany transactions with our subsidiaries, which we recognize as unrealized gains and losses in our statements of operations.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 at the reasonable assurance level due to the fact that material weaknesses described under “Management’s Annual Report on Internal Control over Financial Reporting” were previously identified in the 2015 Form 10-K/A filed on November 14, 2016 and continued to exist at September 30, 2017.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, management has identified changes made to its internal control over financial reporting during our last fiscal quarter. These changes relate to the redesign of processes to address the material weaknesses described above. Except as otherwise discussed in the foregoing and below under “Management’s Remediation Initiatives”, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

Our management is committed to the planning and implementation of remediation actions necessary to address all material weaknesses, as well as other identified areas of risk. These remediation efforts, summarized below, are intended to address the identified material weaknesses and to enhance our overall internal control over financial reporting.

With the oversight of senior management and our audit committee, we have implemented steps intended to address the underlying causes of the material weaknesses in the immediate future, primarily through the following:

•

Process improvements: We have redesigned of specific processes and controls associated with review of contractual agreements, including the review of significant agreements with the senior management team to ensure that the relevant accounting implications are identified and considered.

•	Additionally, we have redesigned our controls over research and development expenses, including the related balance sheet accounts.

We are currently working to remediate these material weaknesses. These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may determine to enhance other existing controls and/or implement additional controls as the remediation progresses.

While senior management and the audit committee of our board of directors are closely monitoring this implementation, until the remediation efforts discussed in this section, are complete, tested and determined effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we may need to continue to incur incremental costs associated with this remediation, primarily due to the hiring and training of finance and accounting personnel, and the implementation and validation of improved accounting and financial reporting procedures.

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

Item 1a. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, in addition to other information included in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Amended Employment Agreements

On November 1, 2017, each of Alicia Secor, our chief executive officer, Dr. Nikin Patel, our chief operating officer, and Jeffrey Young, our chief financial officer entered into amended and restated employment agreements with the Company.  The amended agreements were approved by the compensation committee of the board of directors following the Company’s strategic reprioritization and reduction in force announced in September 2017 as part of a retention program for key executives and employees.

In each case, the amendments relate to the certain clarifying changes to the definition of change in control for purposes of determining certain payments to these executives in the event of a change in control transaction.  In the case of Dr. Patel and Mr. Young only, the amendments also increased the amount of severance and the company’s portion of medical and dental benefits (if elected) they are entitled to receive, from 6 months to 12 months, in the event of a termination of employment by the Company without cause or resignation by the executive with good reason.

The foregoing are only summary descriptions of the material terms of the amended and restated employment agreements, do not purport to be complete descriptions of the rights and obligations of the parties thereunder, and are qualified in their entirety by reference to the full text of the amended and restated employment agreements, which are filed as exhibits to this Quarterly Report.

Item 6. Exhibits

(a) Exhibits

3.1.1***	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on March 13, 2006).

3.1.2***	Certificate of Amendment of Restated Certificate of Incorporation, dated July 1, 2010 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on July 6, 2010).

3.1.3***	Certificate of Amendment of Restated Certificate of Incorporation, dated August 7, 2013 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on August 8, 2013).

3.1.4***	Certificate of Amendment of Restated Certificate of Incorporation, dated April 2, 2015 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 3, 2015).

3.2.1***	Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (filed as Exhibit 3.2 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on January 12, 2015).

3.2.2***	Amendment No. 1 to the Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (filed as Exhibit 3.2 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 3, 2015).

10.1*	Amended and Restated Employment Agreement, dated as of November 1, 2017, by and between Juniper Pharmaceuticals, Inc. and Jeffrey Young.

10.2*	Amended and Restated Employment Agreement, dated as of November 1, 2017, by and between Juniper Pharma Services, Limited and Dr. Nikin Patel.

10.3*	Amended and Restated Employment Agreement, dated as of November 1, 2017, by and between Juniper Pharmaceuticals, Inc. and Alicia Secor.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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
DATE: November 2, 2017