Form 10-K
period 2017-12-31
JUNIPER PHARMACEUTICALS INC
filed 2018-03-09
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2017, based on the adjusted closing price on that date of $5.05, was $52,653,764.

Number of shares of Common Stock of Juniper Pharmaceuticals, Inc. issued and outstanding as of March 2, 2018 is 10,975,208.

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2017

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

OVERVIEW

We are a diversified healthcare company with core businesses consisting of our Crinone® (progesterone gel) (“Crinone”) franchise and our fee-for-service pharmaceutical development and manufacturing business called Juniper Pharma Services (“JPS”). In addition, we are seeking to use our differentiated intravaginal ring (“IVR”) technology to advance a pipeline of product candidates intended to address unmet needs in women’s health, through either internal development or external partnering. We are actively exploring business development collaborations, including opportunities that could leverage our IVR technology and/or the pharmaceutical development capabilities of JPS.

In January 2018, we announced that we would be exploring strategic alternatives in order to enhance shareholder value. We engaged Rothschild Global Advisory Group as our independent financial advisor to assist us and our Board of Directors in evaluating potential strategic alternatives.

In September 2017, we announced a reduction of approximately 8% of our workforce, primarily in the areas of new product research and development, in order to focus our resources on our core businesses. In addition, as part of our more focused research and development strategy, we completed our in vivo preclinical studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018. At the completion of the in vivo preclinical studies and based on our preliminary assessment of the relative clinical data and development funding requirements of our three IVR product candidates, we plan to seek the support of one or more partners for our IVR product candidates to potentially include our entire IVR platform.

Our commercial product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health. These technologies consist of our bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product, and our novel IVR technology.

We currently receive product revenues from Crinone, an 8% progesterone bioadhesive vaginal gel designed for progesterone supplementation or replacement as part of an assisted reproductive technology (“ART”) treatment for infertile women with progesterone deficiency. We supply Crinone to Merck KGaA (“Merck KGaA”) internationally, and sold the rights to Crinone to Allergan, plc (“Allergan”) in the United States (the “U.S.”). In January 2018, we announced the extension of the supply agreement with Merck KGaA for an additional 4.5-years through at least December 31, 2024.

Through our subsidiary, JPS, we offer a range of sophisticated technical services to the pharmaceutical and biotechnology industry on a fee-for-services basis. Within our services offering, we provide our customers expertise on the characterization, development and manufacturing of small molecule compounds. Our services model allows us to take our customers’ drug candidates from early development through to clinical trials manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues, and we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.”

Our strategy is to support the growth of Crinone in key markets and expand both the JPS technical and geographic reach, while at the same time advancing a pipeline of new product candidates through external partnering. We believe this strategy positions us well for capital-efficient growth. Internally-funded research and development expenditures were $6.9 million, $9.7 million and $7.0 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Our commercial product and product development programs are described below:

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

•

JNP-0101 is an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will bypass first pass hepatic metabolism issues. In the case of oxybutynin the drug is metabolized in the liver to an active metabolite resulting in increased central nervous system (“CNS”) side effects.  In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies, patches, and gels. We completed our preclinical animal studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018.  Pending the final results of these studies, we plan to seek a partner for our JNP-0101 product candidate, on a stand-alone basis or in combination with one or more of our other IVR program candidates.

•

JNP-0201 is a segmented IVR product candidate containing both natural progesterone and natural estradiol to be used for HRT in menopausal women. JNP-0201 has been designed to deliver natural hormones locally to vaginal tissue. This is another example where avoiding first pass, hepatic metabolism of estradiol may result in an improved side-effect profile. We also believe our delivery approach will provide an improvement in the beneficial effects of estradiol when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic progestogens, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches.  We completed our preclinical animal studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018.  Pending the final results of these studies, we may seek a partner for our JNP-0201 product candidate, on a stand-alone basis or in combination with one or more of our other IVR program candidates.

•

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth (“PTB”) in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth in women. Medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no FDA approved therapy to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. We completed our preclinical animal studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018.  Pending the final results of these studies, we plan to seek a partner for our JNP-0301 product candidate, on a stand-alone basis or in combination with one or more of our other IVR program candidates.

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

OUR STRATEGY

Our strategy is to grow Crinone in key markets and expand both the JPS technical and geographic reach. Key elements of our strategy include:

•	Supplying Crinone to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;
•

Growing revenue from our formulation, analytical and product development capabilities at JPS, and potentially deploying those same capabilities for the advancement of our in-house product candidates; and

•

Finalizing the results of our in vivo preclinical animal studies for our IVR program in the first half of 2018 with the goal of seeking one or more partners for our IVR product candidates or IVR platform.

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

In September 2017, we announced a strategic reprioritization to allow us to focus our resources on our core business of Crinone and JPS. In addition, as part of our more focused research and development strategy, we completed our in vivo preclinical animal studies for our IVR program, and based on the final results of these studies in the first half of 2018, we plan to seek the support of one or more partners for our IVR product candidates.

COMMERCIAL PRODUCT

CRINONE

Crinone is a progesterone gel designed for progesterone supplementation or replacement as part of ART for infertile women with progesterone deficiency. Crinone is approved for marketing in the United States, Europe, Asia, Japan and certain other markets, and the primary source of our commercial revenue. We have licensed Crinone to our commercial partner, Merck KGaA, for the markets outside the United States and we receive product revenues from the manufacture and sale of Crinone internationally. In 2010, we sold the U.S. intellectual property rights of Crinone to Allergan, and received royalty revenues from Allergan based on their U.S. sales through October 2016.  In November 2016, we entered into an agreement with Allergan to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us.

Crinone continues to be introduced in new countries by Merck KGaA. In April 2013, our license and supply agreement with Merck KGaA for the sale of Crinone outside the United States was renewed for an additional five-year term, extending the expiration date to May 19, 2020. Under the terms of our current license and supply agreement with Merck KGaA, we sell Crinone to Merck KGaA on a country-by-country basis at the greater of (i) direct manufacturing cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price based on a tiered structure. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement clinical manufacturing cost reductions, with both parties sharing any benefits realized from these initiatives. In January 2018, we announced the extension of this supply agreement for an additional 4.5-years through at least December 31, 2024. This extension allows for a volume tiered, fixed price per unit with minimum annual volume guarantees, beginning on July 1, 2020.

If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option to negotiate the purchase of all of the Company’s assets related to the Crinone supply chain and to transfer the manufacturing to a third party or take over the management of the supply of the product. See “– Collaboration Agreements – Merck KGaA.”

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

Within our services offering, we provide expertise to our customers on the characterization, development, and manufacturing of pharmaceutical compounds for clinical trials. We believe we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” Our service model allows us to take our customers’ product candidates from early development through clinical trial manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues. We deploy these same capabilities for our in-house proprietary product development activities.

Through JPS, we also manage the global supply chain and contract manufacturing of Crinone, for our partner, Merck KGaA.

OUR PRECLINICAL PROGRAMS

In September 2017, we announced a strategic reprioritization to allow us to focus our resources on the core businesses of Crinone progesterone gel and JPS and, as part of our more focused research and development strategy, we completed our in vivo preclinical animal studies for our IVR program and based on the final results of these studies, we plan to seek the support of one or more partners for our IVR product candidates.

JNP-0101

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

Our Solution – JNP-0101

JNP-0101, our novel oxybutynin IVR, has the potential to address the most pressing unserved clinical needs in the treatment of OAB. By delivering oxybutynin intravaginally, JNP-0101 leverages the region’s shared vascular and lymphatic networks to achieve localized absorption of oxybutynin by relevant tissues, while bypassing hepatic first pass metabolism. We anticipate an improvement in the side effect profile of oxybutynin using this delivery route, in addition to improved compliance afforded by a once monthly ring insertion. We believe JNP-0101 has the potential to increase convenience in many patients and improve disease management and overall outcomes.

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

In 2012, the North American Menopause Society (“NAMS”) issued a Consensus Statement which supports HRT in peri- and post-menopausal women. This statement endorsed use of HRT in women within 10 years of menopause, concluded that hormone treatment should be individualized based on each patient’s personal risk factors, and identified a growing body of evidence that HRT formulation, route of administration, and the timing of therapy produce different biologic effects. In 2017, the NAMS updated their 2012 statement and reaffirmed and strengthened their position statement that estradiol- based HRT continues to be the most effective therapy to reduce symptoms of menopause and to prevent bone loss and fracture.

These position statements are endorsed by many important health organizations, including the Academy of Women’s Health, the American Association of Clinical Endocrinologists, the American Society for Reproductive Medicine, and the Association of Reproductive Health Professionals. This underscores the need for new and innovative treatment options such as an IVR administration, and reaffirms our commitment to furthering our IVR platform.

We expect that as a result of the 2017 NAMS Statement, the percentage of the approximately 45 million American women who are menopausal or approaching menopause who receive HRT will increase.

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

MANUFACTURING AND COMMERCIALIZATION

Our business strategy includes pursuing collaborative arrangements with third parties to complete the development and commercialization of our product candidates, including our IVR program. Even if we were to internally develop our product candidates, we plan to use a third-party contract manufacturer for the clinical supply and commercial manufacture of these product candidates.

Our ability to conduct later-stage clinical trials, manufacture and commercialize our product candidates may depend on the ability of third-party manufacturers to manufacture our product candidates on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices (“cGMP”), and foreign regulatory requirements, if applicable.

Use of third-party manufacturers limits our control over and ability to monitor the manufacturing process. As a result, we may not be able to detect a variety of problems that may arise in the manufacturing process, and we may incur additional costs in the process of interfacing with and monitoring the progress of our contract manufacturers. If third-party manufacturers fail to meet our manufacturing needs in an acceptable manner, we would face delays and additional costs while we develop internal manufacturing capabilities or find alternate third-party manufacturers. It may not be possible to have multiple third-party manufacturers ready to supply us with needed material at all or without incurring significant costs.

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

Currently we only have one supplier of progesterone for Crinone approved by regulatory authorities in all the countries in which we sell Crinone outside the United States. To date, we have not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier increased the price for its progesterone. We have identified a second supplier of progesterone. The second supplier has been approved in several countries and is in the regulatory approval process in numerous other countries. We expect to receive regulatory approval for our second supplier in the countries where we sell Crinone within the next two years.

Our IVR technology utilizes medical grade EVA polymer for which there are a limited number of vendors.  We are not aware of any companies, other than our existing supplier, which manufacture EVA meeting the specifications required for use in our pharmaceutical IVR application.  We have purchased cGMP pharmaceutical grade EVA from a single supplier for development applications but have not entered into a commercial supply agreement.  Even if an acceptable commercial supply agreement can be negotiated with our existing supplier, it may not be possible to identify a back-up, or second source of EVA, should they be unable to supply material, for any reason.

As discussed in greater detail in Item 1A of this Annual Report, the loss of any of our current third-party suppliers of raw materials for our product and product candidates could impair our ability to manufacture and sell our products.

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

The pharmaceutical industry is subject to change as new delivery technologies are developed, new products enter the market, regulatory requirements change, generic versions of available drugs become available and treatment paradigms evolve to reflect these and other medical research discoveries. We face significant competition in all areas of our business. The rapid pace of change in the pharmaceutical industry continually creates new opportunities for competitors and start-ups and can quickly render existing products, technologies and services less valuable. Customer requirements and physician and patient preferences continually change as new treatment options emerge, are more or less heavily promoted, and become less expensive. As a result, we and our partners may not gain, and may lose, market share.

According to published reports, menopause, post-menopause, osteoporosis, breast cancer, and polycystic ovary syndrome (“PCOS”) are the most common issues affecting women’s health in the U.S. The US market for women’s health is expected to grow from nearly $19.5 billion in 2015 to over $25.3 billion by 2020. The women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry. Hormone therapy, gynecological disorders and musculoskeletal disorders in women are the prime area of focus in the women’s health therapeutics market.

CRINONE

Crinone, a natural progesterone product, competes in markets with other progestins, both synthetic and natural, that may be delivered by pharmacy-compounded injections or vaginal suppositories, including Prometrium®

(oral micronized progesterone) marketed by Abbott Laboratories, and Endometrin® (progesterone vaginal insert) marketed by Ferring Pharmaceuticals, Inc.

Juniper Pharma Services

There is a range of large and smaller scale competitors who compete with JPS, providing similar pharmaceutical development and consulting services. Some of these competitors have greater financial and human resources than we do and have established reputations, as well as worldwide distribution channels and sales and marketing capabilities, that are larger and more established than ours.

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

Since 2013, there has been increased oversight by the FDA on all non-FDA approved combination therapies, supplied by compounding pharmacies and commonly referred to as “bioidentical” drugs. These non-approved drugs are difficult to measure and monitor by the FDA, leading to concerns over safe use. JNP-0201, if approved, will offer an alternative combination therapy. The largest competitors in the FDA-approved market are Pfizer with Premarin (conjugated estrogens) and Prempro (conjugated estrogens/medroxyprogesterone acetate tablets) Mylan, with Barr (generic estradiol) and Noven (minivelle), with sales of Prempro leading combination therapeutics used for HRT in menopausal women. It was approved by the FDA in 1995 for use in women with an intact uterus for the treatment of moderate to severe vasomotor symptoms and/or vulvar and vaginal atrophy due to menopause, and for the prevention of postmenopausal osteoporosis.

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

If approved, JNP-0201 would compete directly with other combination products of estradiol and progesterone that are bioidentical to the natural estradiol and progesterone produced in the ovaries. An oral combination estradiol and progesterone drug candidate for the treatment of moderate to severe vasomotor symptoms (“VMS”) due to menopause, TX-001HR by TherapeuticsMD, has completed Phase 3 clinical trials and proven statistical significance in the reduction of vasomotor symptoms of menopause.  TherapeuticsMD is also working on additional products for post-menopausal indications in various forms of delivery.  WC-3011 by Allergan, a vaginal cream estradiol acetate formulation, has completed multiple Phase 3 clinical trials for the treatment of VVA and dyspareunia and has achieved efficacy endpoints.

JNP-0301

JNP-0301 is our natural progesterone IVR designed to prevent PTB in women with short cervical length (“SCL”) at mid-pregnancy.

To date, there is currently no FDA-approved product to prevent PTB in women at-risk due to SCL. There are currently ongoing clinical trials evaluating use of pessary to PTB birth in women with SCL; cerclage to prevent PTB in women with SCL and a history of a prior preterm birth or mid-trimester miscarriage.  One Phase 3 study by the University of Kansas Medical Center that is currently recruiting participants is attempting to determine if giving a larger amount of Docosahexaenoic acid (DHA) than currently included in some prenatal supplements can reduce early preterm birth. Another ongoing and recruiting Phase 4 study by Federico II University is investigating cervical cerclage for preventing spontaneous preterm birth in singleton pregnancies without prior spontaneous preterm birth and with short transvaginal ultrasound cervical length. Another study completed several years ago by Maternal-Infantil Vall d´Hebron Hospital investigated the use of the Aravin pessary, a silicon ring, for the reduction of spontaneous preterm birth in women with short cervical length at 18-22 weeks scan.

COLLABORATION AGREEMENTS

Our primary revenue product is Crinone. We have licensed Crinone to Merck KGaA, outside the United States, and sold the rights to Crinone to Allergan, in the United States.

Merck KGaA

In April 2013, our license and supply agreement with Merck KGaA for the sale of Crinone outside the United States was renewed for an additional five-year term, extending the expiration date to May 19, 2020. We are the exclusive supplier of Crinone to Merck KGaA. Merck KGaA holds marketing authorizations for Crinone in over 90 countries outside the United States. In January 2018, we announced the extension of this supply agreement for an additional 4.5-years through at least December 31, 2024.

Under the terms of our current license and supply agreement with Merck KGaA, we will sell Crinone to Merck KGaA on a country-by-country basis at the greater of (i) direct manufacturing cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price on a tiered structure. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement manufacturing cost reduction measures, with both parties sharing any benefits realized from these initiatives. This agreement requires Merck KGaA to provide a rolling 18-month forecast of its Crinone requirements for each country in which the product is marketed. The first four months of each forecast are considered firm orders. Under the agreement, each party is responsible for new clinical trials and government registrations in its territory and the parties are obligated to consult from time to time regarding the studies. Each party has agreed to promptly provide the other party the data from its Crinone studies free-of-charge. During the term of the agreement, we have agreed not to develop, license, manufacture or sell to another party outside the United States any product for the vaginal delivery of progesterone or progestational agents for hormone replacement therapy or other indications where progesterone or progestational agents are commonly used.

The extension of the supply agreement allows for a volume tiered, fixed price per unit with minimum annual volume guarantees, beginning on July 1, 2020. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option to negotiate the purchase of all of the Company’s assets related to the Crinone supply chain and to transfer the manufacturing to a third party or take over the management of the supply of the product.

Allergan

Within the United States, Crinone was marketed by Allergan (which changed its name from Actavis, Inc. in 2015 and from Watson Pharmaceuticals, Inc. in 2012, each as a result of an acquisition) pursuant to a Purchase and Collaboration Agreement dated March 2010. In November 2016, we entered into an agreement with Allergan to monetize future royalty payments due to us.  Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to pay future royalty payments to us.  This amount was recognized as revenue in the year ended December 31, 2016.

Massachusetts General Hospital

On March 27, 2015 we entered into an Exclusive Patent License Agreement with Massachusetts General Hospital, (“MGH”) pursuant to which we licensed the exclusive worldwide rights to MGH’s patent rights in a novel IVR technology for the delivery of one or more pharmaceuticals at different dosages and release rates in a single segmented ring.

Unless earlier terminated by the parties, the license agreement will remain in effect until the later of (i) the date on which all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned and (ii) one year after the last sale for which a royalty is due under the license agreement or 10 years after such expiration or abandonment date referred to in (i), whichever is earlier. We have the right to terminate the license agreement by giving 90 days advance written notice to MGH. MGH has the right to terminate the license agreement based on our failure to make payments due under the license agreement, subject to a 15-day cure period, or our failure to maintain the insurance required by the license agreement. MGH may also terminate the license agreement based on our non-financial default under the license agreement, subject to a 60-day cure period.

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

With regard to our JNP-0101, JNP-0201, and JNP-0301 product candidates, we have exclusively in-licensed from MGH (as discussed above) four issued U.S. patents with composition of matter, method of manufacture and method of use claims directed to the JNP-0101, JNP-0201, and JPN-0301 product candidates and their manufacture and use. These U.S. patents are scheduled to expire from 2024 to 2027. In addition, we have in-licensed counterpart patents that have been granted in Australia, Canada, Europe, and Japan, which are expected to expire in 2024. Allergan holds a United States method of use patent that would apply to JNP-0301 and expires in 2028.

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

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA with the submission of an NDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, subject selection and exclusion criteria, the trial procedures, the parameters to be used in monitoring safety, the efficacy criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an institutional review board (“IRB”), at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to the FDA for review, and to the IRB for approval. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies, and animal or in vitro testing that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

In addition, under the Pediatric Research Equity Act (“PREA”), as amended, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are annual prescription drug product programs fees. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and list their drug products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements, which impose certain procedural and documentation requirements upon the company and third-party manufacturers.

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

Moreover, the Drug Quality and Security Act (“DQSA”), enacted in 2013, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing, which are being implemented over a 10-year period. Among the requirements of this legislation, manufacturers are or will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the 2017 Tax Reform Act includes a provision repealing the Affordable Care Act’s individual health insurance coverage mandate, effective January 1, 2019. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces. Congress will likely consider other legislation to replace elements of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further changes to the Affordable Care Act, including its repeal and replacement, are possible. Thus, the full impact of the Affordable Care Act, any law changing or replacing elements of it, and the political uncertainty surrounding any change, repeal or replacement of it on our business remains unclear.

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

OUR REPORTING SEGMENTS

We currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of Crinone, our sole commercialized product to our commercial partner, Merck KGaA, internationally. The product segment also includes the royalty stream we received, until October 2016 from Allergan, for Crinone sales in the United States as well as the development of new product candidates. The service segment includes pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services provided to our customers, as well as characterizing and developing pharmaceutical product candidates for our internal programs and managing the preclinical and clinical manufacturing of our technology.  In the years ended December 31, 2017, 2016 and 2015, revenue from our product segment was $32.7 million, $41.5 million and $26.6 million, respectively.  In the years ended December 31, 2017, 2016 and 2015, revenue from our service segment was $17.3 million, $13.1 million and $11.7 million, respectively.

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

See Note 11 to our consolidated audited financial statements included in Item 8 of this Annual Report for certain financial information related to our two operating segments and for certain selected financial information by geographic area, which is incorporated by reference into Item 1 of this Annual Report.

EMPLOYEES

As of February 28, 2018, we had 155 employees, including three executive officers, 13 employees in supply chain management and quality, four employees in sales and marketing functions, 106 employees in technical and other production functions, three employees in research and development functions and 26 employees in other administrative functions. We also use consultants as necessary to support key functions.

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

Our operating results are dependent on the product revenues from Merck KGaA derived from the sale of Crinone in countries outside the U.S. Revenues from sales to Merck KGaA during the years ended December 31, 2017, 2016 and 2015 constituted approximately 65%, 50% and 60% of our total revenues, respectively. We do not control the amount and timing of marketing resources that Merck KGaA may or may not devote to our product. The failure of Merck KGaA to effectively market Crinone and maintain licensure in marketed countries could have a material adverse effect on our business, financial condition and results of operations. Our current supply agreement with Merck KGaA has an expiration date through December 31, 2024. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option to negotiate the purchase of all of our assets related to the Crinone supply chain and to transfer the manufacturing to a third party or over the management of the supply of the product.

We may fail to obtain new customer taking projects, renew existing customers or have customer project cancellations at our wholly-owned subsidiary, JPS, which may adversely affect our service revenue and gross margin.

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

We intend to seek approval to market our product candidates in both the U.S. and foreign jurisdictions either directly or through a potential partner. If we or a potential partner obtain approval in one or more foreign jurisdictions, we or such potential partner will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we or a potential partner may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Further, the FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. For drug products that are approved by the FDA under the FDA’s accelerated approval regulations, unless otherwise informed by the FDA, the sponsor must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the promotional materials, which delays and may negatively impact our commercial team’s ability to implement changes to such product’s marketing materials, thereby negatively impacting revenues. Moreover, under Subpart H, the FDA may also withdraw approval of such product if, among other things, the promotional materials are false or misleading, or other evidence demonstrates that such product is not shown to be safe or effective under its conditions of use.

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

As of February 28, 2018, we had 155 employees. As part of our strategic reprioritization, we will focus our resources on the growth of our core businesses of Crinone and JPS. As our strategy develops, we expect to expand our employee base for managerial, operational, financial and other resources. Our future growth may impose added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate new employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize or seek potential partner to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

In order to obtain FDA approval to market a new drug product we or our potential partner must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our potential partner will have to conduct “adequate and well-controlled” clinical trials. Before we or our potential partner can commence clinical trials for a product candidate, extensive preclinical testing and studies that support an Investigational New Drug application, or IND, must be completed. While we expect that our planned preclinical work will help support a IND submissions to the FDA when and if such submissions occur, we cannot be certain of the timely completion or outcome of these prototype development efforts and planned preclinical studies. We also cannot predict if the FDA will accept our or our potential partner’s proposed clinical programs or if the outcome of our or our potential partner’s prototype development efforts and planned preclinical activities will ultimately support the further development of these product candidates. Thus, we cannot be sure that we or our potential partner will be able to submit INDs in the planned time-frame if at all, and we cannot be sure that submission of the INDs will result in the FDA in allowing clinical trials to begin.

Conducting preclinical testing studies is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per product candidate. Delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain product candidates conducted by our potential partner over which we have no control. The commencement and rate of completion of preclinical studies and studies for a product candidate may be delayed by many factors, including, for example:

•	the inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in reaching a consensus with regulatory agencies on study design; and
•	the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

Moreover, even if clinical trials do begin, our or our potential partner’s development efforts may not be successful, and clinical trials that we or our potential partner conduct, or that third parties conduct on our or our potential partner’s behalf may not demonstrate statistically sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates or product candidates employing our technology. Even if we or our potential partner obtain positive results from preclinical studies or initial clinical trials, the same success may not be achieved in future trials. The failure of clinical trials to demonstrate the safety and effectiveness of a product candidate for its desired indications could harm the development of such product candidate as well as our other product candidates. Any change in, or termination of, our or our potential partner’s clinical trials could materially harm our business, financial condition, and results of operations.

Delays in clinical trials are common for many reasons, and any such delay could result in increased costs to us or our potential partner and jeopardize or delay our or our potential partner’s ability to obtain regulatory approval and commence product sales.

If our preclinical studies and activities for our product candidates are successful, we plan to seek a potential partner to conduct clinical trials of such product candidates.  Our potential partner may experience delays in clinical trials for our product candidates. Our potential partner’s planned clinical trials, including those for JNP-0101, JNP-0201 and JNP-0301, might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might not produce results to support further development of the product candidates; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;

•	imposition of a clinical hold following an inspection of our or our potential partner’s clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	imposition of a clinical hold because of safety or efficacy concerns by the Data and Safety Monitoring Board or DSMB, the FDA, or the Institutional Review Board, IRB, or us or our potential partner;
•	imposition of a clinical hold by the FDA or other regulatory authorities because of significant problems with a product candidate in the same class as one of our product candidates;
•

reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites, particularly those in foreign jurisdictions;

•	delays in obtaining required IRB approval at each site;
•	delays in identifying, recruiting, and training suitable clinical investigators;
•	slower than expected rates of patient recruitment due to narrow screening requirements;
•	the inability of patients to meet FDA or other regulatory authorities’ imposed protocol requirements;
•	the inability to retain patients who have initiated participation in a clinical trial but may be prone to withdraw due to various clinical or personal reasons, or who are lost to further follow-up;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	the inability to adequately observe patients after treatment;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new sites;
•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices (“cGMPs”) for use in clinical trials;
•	shortages of the active pharmaceutical ingredient (“API”);
•	non-compliance with regulatory requirements;
•	delays in obtaining sufficient supplies of clinical trial materials, including suitable API;
•	the need or desire to modify manufacturing processes;
•	changes in regulatory requirements for clinical trials;
•	the lack of effectiveness during the clinical trials;
•	unforeseen safety issues, or adverse drug reactions;
•	delays, suspension, or termination of the clinical trials due to the IRB responsible for overseeing the study at a particular study site;
•	insufficient financial resources;
•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials; and
•	delays resulting from negative or equivocal findings of DSMB for a trial.

Any of these delays in completing our potential partner’s clinical trials could increase costs, slow down product development and approval process, and jeopardize our or our potential partner’s ability to commence product sales and generate revenue.

Failure to recruit, enroll, and retain patients for clinical trials may cause the development of our current product and/or candidates to be delayed or development costs to increase substantially.

We have experienced, and may experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our or our potential partner’s ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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
•

clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we or our potential partner are investigating.

Our or our potential partner’s clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, because some patients who might have opted to enroll in our or our potential partner’s trials opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we or our potential partner will conduct some of the clinical trials at the same clinical trial sites that some of our competitors’ use, which reduces the number of patients who are available for our or our potential partner’s clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our or our potential partner’s clinical trials, which could prevent us or our potential partner from completing these trials and adversely affect our or our potential partner’s ability to advance the development of our product candidates.

Our or our potential partner’s clinical trials may be halted at any time for a variety of reasons.

Our or our potential partner’s clinical trials may be suspended or terminated at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our potential partner, the FDA, or other regulatory authorities because of a failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the DSMB or the IRB for a clinical trial. An IRB may also suspend or terminate our or our potential partner’s clinical trials for failure to protect patient safety or patient rights. We or our potential partner may voluntarily suspend or terminate clinical trials if at any time we or our potential partner believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our or our potential partner’s clinical trials at any time if they believe the clinical trials are not being conducted in accordance with applicable regulatory requirements or present an unacceptable safety risk to participants. If we or our potential partner elect or are forced to suspend or terminate any clinical trial for the development of any proposed product, the commercial prospects of such proposed product will be harmed and our ability to generate product revenue, or royalty or milestone revenue from our potential partner, from any of these proposed products will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations, and prospects significantly.

Additionally, our current and/or future product candidates may demonstrate serious adverse side effects in clinical trials. These adverse side effects could interrupt, delay, or halt clinical trials of product candidates and could result in FDA or other regulatory authorities denying approval of product candidates for any or all targeted indications. An IRB or independent data safety monitoring board, the FDA, other regulatory authorities, or we ourselves, our potential partner, or our customers may suspend or terminate clinical trials at any time. Product candidates may prove not to be safe for human use. In such circumstances, we may not be able to complete development or successful licensing or partnering of our own internal programs.

Our product development efforts may not be successful.

All of our product candidates are in research and preclinical stages of development. We or our partners may have never obtained regulatory approval for any of our product candidates.  If the results from any of our clinical trials are not positive, those results may adversely affect our ability to obtain regulatory approval to conduct additional clinical trials, our ability to seek development or commercialization partners for such product candidates, or possibly our ability to raise additional capital, which will affect our ability to continue research and development activities. In addition, our product candidates may take longer than anticipated to progress through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials.

Even if we or our potential partner obtain regulatory approval for our product candidates, we or our potential partner will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Even if we or our potential partner obtain regulatory approval for one or more of our product candidates in the United States, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our hormone therapy product candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved Risk Evaluation and Mitigation Strategies (“REMS”) programs. If approved, our product candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable measures. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our product candidates if approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or voluntary recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases or conditions to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

The holder of an approved New Drug Application (“NDA”) also is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations or comparable foreign requirements. If we, our potential partner or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us or our partner. Such restrictions may include requesting a recall or requiring withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we or our potential partner conduct additional clinical trials, imposing new monitoring requirements, or requiring that we or our potential partner establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our potential partner fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

•	conduct an investigation into our or our potential partner’s practices and any alleged violation of law;
•	issue warning letters or untitled letters asserting that we or our potential partner are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	require that we or our potential partner suspend or terminate any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us or our potential partner;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements;
•	seize or detain products, refuse to permit the import or export of products, or request that we or our potential partner initiate a product recall; or
•

exclude us or our potential partner from providing our products to those participating in government health care programs, such as Medicare and Medicaid, and refuse to allow us or our potential partner to enter into supply contracts, including government contracts.

The occurrence of any of the foregoing events or penalties may force us or our potential partner to expend significant amounts of time and money and may significantly inhibit our or our potential partner’s ability to bring to market or continue to market our products and generate revenue. Similar regulations apply in foreign jurisdictions.

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

Currently we only have one supplier of progesterone for Crinone approved by regulatory authorities in all the countries in which we sell Crinone outside the United States. To date, we have not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier increased the price for its progesterone which we believe did not result in a change in demand for Crinone. We have identified a second supplier of progesterone. The second supplier has been approved in several countries and is in the regulatory approval process in numerous other countries. We expect to receive regulatory approval for our second supplier in the countries where we sell Crinone within the next two years.

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

Our development, regulatory and commercialization strategy for our product candidates for which we choose to develop internally depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products.

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

If we choose to internally develop JNP-0101, JNP-0201 or JNP-0301, we intend to design our clinical programs to advance JNP-0101, JNP-0201 and JNP-0301 for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDAs in the United States will rely, and our marketing authorization applications, or MAA, in Europe will rely, in part, on previous findings of safety and efficacy for other similar but approved products and published scientific literature. Even though we expect to be able to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of our product candidates in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials to support approval over and above the clinical trials that we currently plan to commence. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved active ingredients in our product candidates.

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

Even if the medical community accepts that our products are safe and efficacious for their approved indications, physicians may not immediately be receptive to their use or may be slow to adopt our products as an accepted treatment for the symptoms for which they are intended. We cannot assure you that any labeling approved by the FDA will permit us or our potential partner to promote our products as being superior to competing products. If our products, if approved, do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenue from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

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

The longer term growth of our business depends in part on our efforts to utilize our proprietary technologies to expand our portfolio of product candidates for development and commercialization either internally or with potential partner, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends in part upon our ability to utilize current and future proprietary technologies to develop and commercialize therapeutic products either internally or with potential partner. In addition, any intention to pursue the development and commercialization of JNP-0101, JNP-0201, and JNP-0301, with a potential partner will require the leveraging of our IVR technology. A significant portion of the research we conducted involves our IVR technology.

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

If we are able to identify additional potential product candidates and choose to pursue development internally, satisfaction of these regulatory requirements will entail substantial time, effort, and financial resources. We may never satisfy these requirements. The effort, and financial resources we expend on the identification or development of additional product candidates may impair our ability to continue development, obtain regulatory approval, and commercialize our current product candidates, or seek potential partner to do the foregoing, and we or our potential partner may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we or our potential partner do commence clinical trials of other product candidates, these product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other regulatory authorities. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business.

Healthcare insurers and other payors may not pay for our products or may impose limits on reimbursement.

The ability of us or our potential partner to commercialize our prescription products will depend, in part, on the extent to which reimbursement for our products is available from third-party payors, such as health maintenance organizations, health insurers and other public and private payors. If we or our potential partner succeed in bringing new products to market or expand the approved label for existing products, we cannot be assured that third-party payors will pay for such products, or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.

Government health agencies, private health maintenance organizations and other third-party payors may use one or more tools including price controls, profit or reimbursement caps, and use of formularies, or lists of drugs for which coverage is provided under a healthcare benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. Our products marketed by us or our potential partner from which we derive sales revenues and royalties may not be added to payors’ formularies, our products may not have preferred status to alternative therapies, and formulary decisions may not be conducted in a timely manner. Once reimbursement at an agreed level is approved by a payor organization, reimbursement may be lost entirely or be reduced compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. Our potential partner may also decide to enter into discount or formulary fee arrangements with payors, which could result in lower or discounted prices for Crinone or future products.  The cost of drugs has received a lot of attention from government authorities, including the U.S. Congress, and it is impossible to predict whether legislative changes will be enacted or whether regulations or policies will be changed or what the effect of such changes, if any, may be.

If our products do not have the effects intended or cause adverse events, our business may suffer.

Although many of the ingredients in our current product candidates are approved generics, human hormones, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Our product or product candidates could have certain undesirable adverse events, including if not taken as directed or if taken by a consumer who has certain medical conditions. In addition, our product and product candidates may not have the effect intended, including if they are not taken in accordance with certain instructions. Furthermore, there can be no assurance that our product or product candidates, even when used as directed, will have the effects intended or will not have adverse events in an unforeseen way or on an unforeseen cohort. If any of our products or products we or our potential partner develop or commercialize in the future are shown to be harmful or generate negative publicity from adverse events, our business, financial condition, results of operations, and prospects would be harmed significantly.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we or our potential partner may commercialize and may render our product candidates or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing our product candidates or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. For example, a competitor could develop therapies that are more efficacious or convenient than our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our product candidates or any future product candidates we may develop, if approved, could be impaired.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the 2017 Tax Reform Act includes a provision repealing the Affordable Care Act’s individual health insurance coverage mandate, effective January 1, 2019. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces. Congress will likely consider other legislation to replace elements of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement of it on our business remains unclear.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials and many of our preclinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our product candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing, and clinical trials, we rely on third parties, including universities, investigators, and CROs, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs and investigators are responsible for many aspects of the trials, including finding and enrolling patients for testing and administering the trials. We therefore must rely on third parties to conduct our clinical trials, but their failure to comply with all regulatory and contractual requirements, or to perform their services in a timely and acceptable manner, may compromise our clinical trials in particular or our business in general. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. Any failings by these third parties may compromise our clinical trials in particular or our business in general. Similarly, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. For example, if such third parties fail to perform their obligations in compliance with our clinical trial protocols, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our potential partner, and we do not control our potential partner’s research and development, clinical trials or regulatory activities.

In addition, from time to time we have prepaid research and development expenses to third parties that have been deferred and capitalized as pre-payments to secure the receipt of future preclinical and clinical research and development services. These pre-payments are recognized as an expense in the period that the services are performed. We assess our prepaid research and development expenses for impairment when events or changes in circumstances indicate that the carrying amount of the prepaid expense may not be recoverable or provide a future economic benefit, including the risk of third-party nonperformance. If there are indicators that the third parties are unable to perform the research and development services, we may be required to take an impairment charge.

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

In addition, if new technology is developed from these licenses, we may be required to negotiate certain key financial and other terms, such as milestone and royalty payments, for the licensing of this future technology with the third-party licensors, and it might not be possible to obtain any such license on terms that are satisfactory to us, or at all.

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

Only one supplier of progesterone is approved by regulatory authorities outside the United States If this supplier is unable or unwilling to satisfy our needs, we will be required to seek alternative sources of supply. While alternative sources of progesterone exist, it would take time to receive approval in all countries in which we sell Crinone, and we may never receive approval from local regulatory authorities. We have identified a second supplier of progesterone. The second supplier has been approved in several countries and is in the regulatory approval process in numerous other countries. We expect to receive regulatory approval for our second supplier in the countries where we sell Crinone within the next two years.

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

Currently we have only one supplier of progesterone for Crinone approved by regulatory authorities in all the countries in which we sell Crinone outside the United States. To date, we have not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier increased the price for its progesterone.

We have identified a second supplier of progesterone. The second supplier has been approved in several countries and is in the regulatory approval process in numerous other countries. We expect to receive regulatory approval for our second supplier in the countries where we sell Crinone within the next two years.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and may continue to incur losses in the future and thus may never achieve or maintain profitability.

We may incur additional operating losses over the next several years. Future operating losses may have an adverse effect on our cash resources, stockholders’ equity and working capital. If we obtain regulatory approval of any future product candidates, we may incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. We have completed our in vivo preclinical animal studies for our IVR program, and based on the final results of these studies, we plan to seek the support of one or more partners for our IVR product candidates. In 2018, we plan to incur additional research and development expenses as part of our more focused research and development strategy. In addition, we may continue to incur costs associated operating as a public company. As a result, we may incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We need substantial amounts of cash to complete the preclinical and clinical development of future product candidates. Although we have existing cash and cash equivalents, and future cash is expected from the ongoing results of our core operations, it may not be sufficient to fund our requirements in an expeditious manner. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to these products, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

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

We have significant intangible assets, including goodwill and intangibles with useful lives ranging from three to seven years, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets we have is goodwill as well as developed technology and customer relationships. We amortize our intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from three to seven years. We assess the potential impairment of goodwill on an annual basis.  Goodwill and intangible assets are assessed whenever triggering events or certain changes in circumstances have occurred. Factors that could trigger an impairment of such assets include the following:

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

With four international subsidiaries and third-party manufacturers in the European Union, economic and political developments in the European Union can have a significant impact on our business. All of our products are currently manufactured in the European Union. We are exposed to currency fluctuations related to payment for the manufacture of our products in Euros, Pounds Sterling, Swiss Francs, and other currencies and selling them in U.S. dollars and other currencies.

Comprehensive tax reform legislation could adversely affect our business or financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, referenced herein as the Tax Reform Act. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, allowing for the expensing of capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The overall impact of this tax reform is uncertain, and it is possible that our business and financial condition could be adversely affected. We continue to examine the impact this tax reform legislation may have on our business. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our ordinary shares.

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

Our future profitability may depend, in part, on our ability to gain approval of, and commercialize, our product candidates in foreign markets for which we may rely on collaboration with third parties. If we are able to gain approval for, and commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	the amount of reimbursement for our product candidates in foreign markets, and the nature of any limitations and caps on such reimbursement;
•	our inability to directly control commercial activities to the extent we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

If we are unable to obtain and maintain adequate patent protection for our product candidates, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates successfully may be adversely affected; also, the term of our or our licensor’s issued patents may be inadequate to protect our competitive position for our product candidates for an adequate amount of time.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our or our licensor’s patent rights. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Our commercial success depends, in part, on our and our potential partner’s ability to develop, manufacture, market and sell our product candidates and to sell Crinone without infringing the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.  For example, we are aware of a United States method of use patent owned by Allergan that would apply to JNP-0301, which may require us to obtain a license in order to commercialize JNP-0301.

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

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could have a material adverse effect on our business. Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar negative impact on our business.

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

The market prices and volume of securities of small specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations. Historically, the market price of our common stock has fluctuated over a wide range. Between 2015 and 2017, our common stock traded in a range from $3.65 to $15.44 per share. During the twelve months ended December 31, 2017, our common stock traded in a range from $3.65 to $6.10 per share. It is likely that the price of our common stock will continue to fluctuate. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including: the results of our operations, our ability to develop additional products and services, and general market conditions. In addition, the occurrence of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock.

Sales of large amounts of our common stock may adversely affect our market price. The issuance of preferred stock or convertible debt may adversely affect the rights of our common stockholders.

As of December 31, 2017, we had 10,844,113 shares of common stock outstanding, all of which were freely tradable. As of that date, approximately 432,625 shares of our common stock were held by affiliates. We also have outstanding options and restricted stock. If all of these securities are exercised are exercised or converted, an additional 2.0 million shares of our common stock will be outstanding, all of which will be available for resale under the Securities Act, subject in some cases to applicable volume limitations under Rule 144 of the Securities Act. The exercise and conversion of these securities would likely dilute the book value per share of our common stock. In addition, the existence of these securities may adversely affect the terms on which we can obtain additional equity financing.

In March 2002, our Board of Directors authorized shares of series D junior participating preferred stock in connection with its adoption of a stockholder rights plan which plan was amended and restated on November 29, 2010 and subsequently on January 28, 2015 (the “Amended Rights Plan”), under which we issued, to holders of our common stock, rights to purchase series D convertible preferred stock. Upon certain triggering events, such rights become exercisable to purchase shares of our common stock (or, in the discretion of our Board of Directors, series D convertible preferred stock) at a price substantially discounted from the then current market price of our common stock. The Amended Rights Plan expired on July 3, 2016.

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

Anti-takeover provisions could impede or discourage a third party acquisition of the Company. This could prevent stockholders from receiving a premium over market price for their stock.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $164.0 million and $20.0 million, respectively, that may be used to reduce our future U.S. federal income tax liabilities, if we become profitable on a federal income tax basis. If unused, these tax loss carryforwards will begin to expire in 2020 and 2018, respectively. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could also be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, the “Code”). If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

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

Our management identified material weaknesses in our internal control over financial reporting for which we implemented certain remediation measures. This remediation is now complete. However, if these material weaknesses were not remediated properly, they could lead to future restatements and have a material adverse effect on our business, financial condition, cash flows and results of options and could cause the market value of our common shares and/or debt securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of our annual report for the fiscal year ended December 31, 2016 and this report, our management, with the participation of our current President and Chief Executive Officer and our current Chief Financial Officer, implemented certain remediation measures to address the identified material weaknesses in our internal control over financial reporting, which related to technical accounting review of significant contractual agreements and our monitoring of expenses incurred under our clinical research agreements, have been remediated. As a result of these remediation measures, these material weaknesses were remediated as of December 31, 2017.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We implemented a remediation plan and addressed previously identified material weaknesses. However, if another material weaknesses is identified  in the future it could result in material misstatements in our consolidated financial statements. These misstatements could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We lease a 7,050 square foot facility in Boston, Massachusetts, which houses our corporate headquarters, executive offices and certain administrative functions. The lease on this facility expires in February 2019. We own two facilities in Nottingham, United Kingdom. The first is a 8,000 square foot facility containing administrative offices and laboratories for analytical and development services. The second building is a 30,000 square foot facility containing laboratories and clean rooms primarily used for pharmaceutical development, analytical and manufacturing activities.

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

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$5.80	$4.55
Second Quarter	6.10	3.65
Third Quarter	5.40	4.30
Fourth Quarter	5.40	4.40
Fiscal Year Ended December 31, 2016
First Quarter	$10.21	$5.30
Second Quarter	7.94	6.00
Third Quarter	8.00	4.30
Fourth Quarter	6.40	5.00

Holders of Record

There were approximately 4,700 beneficial owners of our common stock as of our latest record date of May 8, 2017.

Dividend Policy

We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future. We intend to retain any earnings for use in the development and expansion of our business.

Applicable provisions of the Delaware General Corporation Law may affect our ability to declare and pay dividends on our common stock. In particular, pursuant to the Delaware General Corporation Law, a company may pay dividends out of its surplus, as defined, or out of its net profits, for the fiscal year in which the dividend is declared and/or the preceding year. Surplus is defined in the Delaware General Corporation Law to be the excess of our net assets over capital. Capital is defined to be the aggregate par value of shares issued unless otherwise established by the Board of Directors.

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

Stock Performance Graph

The information contained in the performance graph or table below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The table below shows the cumulative total stockholder return of an investment of $100 on December 31, 2012 in our common stock, the Russell 2000 Index, and our Peer Group (as defined below). Our stock price performance shown in the table below is not indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return

Juniper Pharmaceuticals, Inc., Russell 2000 Index and Peer Group*

(Performance Results Through 12/31/2017)

		December 31,
	2012	2013	2014	2015	2016	2017
Juniper Pharmaceuticals, Inc.	$100.00	$130.02	$110.15	$202.60	$110.15	$95.40
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79
Peer Group	$100.00	$159.02	$133.59	$105.99	$67.97	$136.91

*

Peer Group Companies are Alimera Sciences, Inc., Antares Pharma, Inc., Assembly Biosciences, Athersys, Inc, BioDelivery Sciences International, Inc., Caladrius Biosciences, Inc., Codexis, Inc., CTI BioPharma Corp., Elite Pharmaceuticals, Inc., Endocyte, Inc., Pain Therapeutics, Paratek Pharmaceuticals, Inc., Rigel Pharmaceuticals, Inc., XOMA Corp., and Zogenix.

Note: Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Item 6.	Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” We derived the selected statement of operations data for the year ended December 31, 2014 and the selected balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements and footnotes thereto included in our 2016 Annual Report on Form 10-K/A under the caption Item 8, "Financial Statements and Supplementary Data." We derived the selected statement of operations data for the year ended December 31, 2013 and the selected balance sheet data as of December 31, 2013 from our unaudited consolidated financial statements in our 2016 Annual Report on Form 10-K/A under the caption Item 6, "Selected Financial Data."

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
(in 000’s, except per share data)
Revenues	$49,979	$54,573	$38,287	$33,393	$27,583
Gross profit	21,018	30,280	16,873	15,704	14,333
Operating expenses	24,881	25,001	18,746	10,960	10,101
Interest expense, net	130	97	106	118	25
Net (loss) income	$(2,060)	$5,951	$(1,496)	$4,656	$4,741
Income (loss) per common share-basic and diluted
Basic	$(0.15)	$0.55	$(0.14)	$0.42	$0.42
Diluted	$(0.15)	$0.55	$(0.14)	$0.39	$0.35
Weighted average number of common shares outstanding:
Basic	10,824	10,795	10,774	10,992	11,259
Diluted	10,824	10,891	10,774	11,007	11,273
Consolidated Balance Sheet Data:
(000’s)
Working capital	$19,633	$19,735	$16,095	$16,895	$21,121
Total assets	61,220	57,571	50,577	52,208	60,092
Long-term debt	3,799	2,407	3,135	3,532	3,995
Contingently redeemable series C preferred stock	—	550	550	550	550
Stockholders’ equity	41,512	39,770	36,512	37,325	42,069

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

We are a diversified healthcare company with core businesses consisting of our Crinone (progesterone gel) franchise and our fee-for-service pharmaceutical development and manufacturing business called Juniper Pharma Services (“JPS”). In addition, we are seeking to use our differentiated intravaginal ring (“IVR”) technology to advance a pipeline of product candidates intended to address the unmet needs in women’s health, through either internal development or external partnering. Our commercial product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health. These technologies consist of our bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product, and our novel IVR technology.

In January 2018, we announced that we would be exploring strategic alternatives in order to enhance shareholder value. We engaged Rothschild Global Advisory Group as our independent financial advisor to assist us and our Board of Directors in evaluating potential strategic alternatives.

In September 2017, we announced a reduction of approximately 8% of our workforce, primarily in the areas of new product research and development, in order to focus our resources on our core businesses. In addition, as part of our more focused research and development strategy, we completed our in vivo preclinical animal studies and expect to finalize the results for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018. At the completion of the in vivo preclinical studies and based on our preliminary assessment of the relative clinical data and development funding requirements of our three IVR product candidates, we plan to seek the support of one or more partners for our IVR product candidates to potentially include our entire IVR platform.

We currently operate in two segments: product and service. Our product segment oversees the supply chain and manufacturing of Crinone, our sole commercialized product, to our international commercial partner, Merck KGaA. Our service segment includes advanced analytical and consulting services, product development and clinical trial manufacturing as well as characterizing and developing pharmaceutical product candidates for our internal programs and managing certain preclinical activities.

Our objective is to be a leader in the discovery, development, and commercialization of therapeutics designed to treat unmet medical needs in women’s health. Key elements of our strategy include:

•	Supplying Crinone to our commercial partner, Merck KGaA, for sale in over 90 countries around the world;

•

Growing revenue from our formulation, analytical and product development capabilities at our pharmaceutical service business, Juniper Pharma Services (“JPS”), and potentially deploying those same capabilities for the advancement of our in-house product candidates; and

•	Finalizing the results of our in vivo preclinical animal studies for our IVR programs in the first half of 2018 with the goal of seeking a partner for our IVR program candidates or IVR platform.

We are applying the revenue generated from our Crinone franchise and JPS to partially fund the development of new therapeutics using our proprietary drug delivery technologies. We believe this strategy, in concert with our product and product development programs, positions us well for effective and capital-efficient growth.

Collaboration Agreements

Our primary revenue product is Crinone. We have licensed Crinone to Merck KGaA, outside the United States, and sold the rights to Crinone to Allergan, in the United States.

Merck KGaA

In April 2013, our license and supply agreement with Merck KGaA for the sale of Crinone outside the United States was renewed for an additional five-year term, extending the expiration date to May 19, 2020. In January 2018, we announced the extension of this supply agreement for an additional 4.5-years through at least December 31, 2024.

Under the terms of our current license and supply agreement with Merck KGaA, we will sell Crinone to Merck KGaA on a country-by-country basis at the greater of (i) direct manufacturing cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price. Additionally, we are jointly cooperating with Merck KGaA to evaluate and implement manufacturing cost reduction measures, with both parties sharing any reductions realized from these initiatives. The amended license and supply agreement requires Merck KGaA to provide a rolling 18-month forecast of its Crinone requirements for each country in which the product is marketed. The first four months of each forecast are considered firm orders. Under the agreement, each party is responsible for new clinical trials and government registrations in its territory and the parties are obligated to consult from time to time regarding the studies. Each party has agreed to promptly provide the other party the data from its Crinone studies free-of-charge. During the term of the agreement, we have agreed not to develop, license, manufacture or sell to another party outside the United States any product for the vaginal delivery of progesterone or progestational agents for hormone replacement therapy or other indications where progesterone or progestational agents are commonly used.

The extension of the supply agreement allows for a volume tiered, fixed price per unit with minimum annual volume guarantees, beginning on July 1, 2020. If, at the end of the supply term, the parties cannot agree upon mutually acceptable terms for renewal of the supply arrangement, Merck KGaA will have the option to negotiate the purchase of all our assets related to the Crinone supply chain and to transfer the manufacture to a third party or take over the management of the supply of the product.

We are the exclusive supplier of Crinone to Merck KGaA. Merck KGaA holds marketing authorizations for Crinone in over 90 countries outside the United States. The patent for Crinone has expired in all countries other than Argentina.

Allergan

Within the United States, Crinone was marketed by Allergan (which changed its name from Actavis, Inc. in 2015 and from Watson Pharmaceuticals, Inc. in 2012, each as a result of an acquisition) pursuant to a Purchase and Collaboration Agreement dated March 2010. Pursuant to the terms of this agreement, Allergan purchased certain of our assets and we agreed to participate in joint development activities with Allergan with respect to the development of certain progesterone gel products. In December 2013, we and Allergan held our last joint development committee meeting and there have been no joint development activities since then. In July 2010, and in connection with this agreement, we entered into a License Agreement with Allergan, which provided

Allergan with exclusive rights to develop, manufacture and offer to sell and commercialize these progesterone gel products in the United States. We also entered into a Supply Agreement with Allergan, dated July 2010, which made us the exclusive supplier to Allergan for Crinone.

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

Unless earlier terminated by the parties, the license agreement will remain in effect until the later of (i) the date on which all issued patents and filed patent applications within the licensed patent rights have expired or been abandoned and (ii) one year after the last sale for which a royalty is due under the license agreement or 10 years after such expiration or abandonment date referred to in (i), whichever is earlier. We have the right to terminate the license agreement by giving 90 day advance written notice to MGH. MGH has the right to terminate the license agreement based on our failure to make payments due under the license agreement, subject to a 15-day cure period, or our failure to maintain the insurance required by the license agreement. MGH may also terminate the license agreement based on our non-financial default under the license agreement, subject to a 60-day cure period.

Pursuant to the terms of the license agreement, we have agreed to reimburse MGH for all costs associated with the preparation, filing, prosecution and maintenance of the licensed patent rights and have agreed to pay MGH a $50,000 annual license fee on each of the first five-year anniversaries of the effective date of the license, and a $100,000 annual license fee beginning on the sixth anniversary of the effective date of the license and on each subsequent anniversary thereafter. The annual license fee is creditable against any royalties or sublicense income payable in each calendar year.

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

We recognize revenue from the sale of our products to Merck KGaA when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.  During the years ended December 31, 2017, 2016 and 2015, we derived approximately 65%, 50% and 60% of our revenue, respectively, from the sale of our products. Revenues from royalties are generally recognized as sales are made by Allergan.  During the years ended December 31, 2016 and 2015, we derived approximately 26% and 10% of our revenue, respectively, from our royalty stream. No revenue was recognized from our royalty stream during the year ended December 31, 2017. In the year ended December 31,

2016, royalty revenue includes $11.0 million related to the one-time non-refundable payment from Allergan representing all future royalties due to us. We sell our products directly to our partner Merck KGaA and use a sales force to sell our services worldwide.

Revenues from services are recognized as the work is performed. During the years ended December 31, 2017, 2016 and 2015, we derived approximately 35%, 24% and 30%, respectively, from the sale of our services. Our services business is supported by sales and business development activities conducted by company executives and a dedicated business development team. At December 31, 2017, we had three dedicated sales employees based in the United Kingdom covering territories worldwide and one U.S. based sales employee. A technical support team, which covers the scientific aspects of customer programs, supports this sales team.

During the years ended December 31, 2017, 2016 and 2015, we derived 79%, 63% and 80% of our total revenues, respectively, from sales outside North America.

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

Cost of Product Revenues

Our cost of product revenues consists primarily of material, labor, consulting, manufacturing overhead expenses, cost of components and subassemblies supplied by third-party suppliers. Cost of revenues also includes depreciation expense for certain equipment used for the manufacturing of our products.

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

In 2014, we resumed research and development activities for COL-1077, a sustained-release vaginal lidocaine gel intended as an acute use anesthetic for minimally invasive gynecological procedures. In 2015, we entered into a Phase 2b clinical trial for COL-1077 which continued into 2016. In August 2016, we announced that the Phase 2b clinical trial evaluating COL-1077 did not achieve its primary and secondary endpoints and that further development of COL-1077 would be discontinued. In 2017, we worked to advance three preclinical product development programs: JNP-0101 for overactive bladder, JNP-0201 for hormone replacement therapy in women, and JNP-0301 for prevention of preterm birth and initiated in vivo preclinical animal studies. In September 2017, we announced a strategic reprioritization to allow us to focus our resources on the core businesses of Crinone progesterone gel and JPS and to revise our research and development strategy to look to partner our IVR programs. As a result of our strategic reprioritization, we anticipate lower research and development expenses in 2018 and beyond.

General and Administrative Expenses

General and administrative costs include payroll, employee benefits, equity compensation, and other personnel-related costs associated with administrative and support staff, as well as legal and accounting costs, insurance costs, bad debt expense and other administrative fees.

Interest Expense, net

Interest expense consists of interest payments related to debt associated with JPS, which is secured by a mortgage on the facilities that we own in Nottingham, U.K.. In addition, in 2017, we financed under a capital lease certain equipment, which is secured by the underlying assets.

Other Income, net

Other income, net consists primarily of income associated with the Regional Growth Fund, credits received due to reimbursement of research and development spending incurred by JPS, foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Provision for Income Taxes

The Company operates in multiple countries and has evaluated the need for a valuation allowance on a separate jurisdiction basis. Valuation allowances are provided if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In the current period, the Company determined that it is more likely than not that the benefits from the utilization of its tax loss carryforwards in the United States, the United Kingdom and France will not be realized based on the weight of available evidence. Consequently, a full valuation allowance remains recorded against net deferred tax assets in the aforementioned jurisdictions.

We will continue to monitor the need for valuation allowances in each jurisdiction, and may adjust our positions in the future.

On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The TCJA includes significant changes to the Internal Revenue Code (the “Code”) impacting the taxation of business entities. The more significant changes in the TCJA that impact our Company as of December 31, 2017 are the one-time Transition Tax Liability on previously untaxed foreign earnings at a rate of 15.5% or 8.0% on cash & cash equivalents or non-cash assets, respectively; the reduction in the corporate federal income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the repeal of the Corporate Alternative Minimum Tax.

There are several other technical provisions that could impact the Company beginning in 2018 including, among others, interest expense deduction limitations on both unrelated and related party debt, new deemed foreign income inclusions under the Global Intangible Low-Taxed Income (“GILTI”) regime, the Foreign Derived Intangible Income (“FDII”) deduction for goods & services produced in the US and sold to foreign customers, limitation on the utilization of Net Operating Losses (NOLs) arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward, new minimum tax on “base erosion payments” paid or accrued by a taxpayer under the Anti-Base Erosion Regime (“BEAT”), and 100% full expensing of certain investments in new and used property made after September 27, 2017.

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

The following tables contain selected statement of operations information, which serves as the basis of the discussion surrounding our results of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands, except for percentages):

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
Product revenues	$32,688	$27,211	$22,891	$5,477	20%	$4,320	19%
Service revenues	17,291	13,065	11,651	4,226	32%	1,414	12%
Royalties	-	14,297	3,745	(14,297)	(100)%	10,552	282%
Total revenues	49,979	54,573	38,287	(4,594)	(8)%	16,286	43%
Cost of product revenues	19,013	15,595	13,053	3,418	22%	2,542	19%
Cost of service revenues	9,948	8,698	8,361	1,250	14%	337	4%
Total cost of revenues	28,961	24,293	21,414	4,668	19%	2,879	13%
Gross profit	21,018	30,280	16,873	(9,262)	(31)%	13,407	79%
Operating expenses:
Sales and marketing	1,859	1,259	1,249	600	48%	10	1%
Research and development	6,860	9,676	7,039	(2,816)	(29)%	2,637	37%
General and administrative	15,385	14,066	10,458	1,319	9%	3,608	34%
Restructuring charge	777	—	—	777	100%	—	—
Total operating expenses	24,881	25,001	18,746	(120)	(0)%	6,255	33%
(Loss) income from operations	(3,863)	5,279	(1,873)	(9,142)	(173)%	7,152	(382)%
Interest expense, net	(130)	(97)	(106)	(33)	34%	9	(8)%
Other income, net	1,747	860	488	887	103%	372	76%
(Loss) income \before income taxes	(2,246)	6,042	(1,491)	(8,288)	(137)%	7,533	(505)%
Income tax (benefit) expense	(186)	91	5	(277)	(304)%	86	1720%
Net (loss) income	$(2,060)	$5,951	$(1,496)	$(8,011)	(135)%	$7,447	(498)%

Revenues

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Product revenues	$32,688	$27,211	$22,891	$5,477	20%	$4,320	19%
Service revenues	17,291	13,065	11,651	4,226	32%	1,414	12%
Royalties	—	14,297	3,745	(14,297)	(100)%	10,552	282%
Total revenues	$49,979	$54,573	$38,287	$(4,594)	(8)%	$16,286	43%

Revenues for the year ended December 31, 2017 decreased by $4.6 million, or 8%, as compared to the year ended December 31, 2016. Revenues for the year ended December 31, 2016 increased by $16.3 million, or 43%, as compared to the year ended December 31, 2015. In November 2016, we entered into an agreement with Allergan under which we received a one-time payment of $11.0 million representing all future royalties due to us.  No future royalties will be paid to us by Allergan as a result of this agreement.  Royalties for 2016 and 2015 are based solely on Allergan’s sales of Crinone. The overall changes were primarily attributable to the following factors by core business segments:

Product

Revenues from the sale of Crinone increased by 20% and 19% during both the 2017 and 2016 periods presented, respectively, primarily due to both in-market and new market growth by Merck KGaA. Revenue for the year ended December 31, 2017 included $24.5 million related to product shipped to Merck KGaA and $8.2 million related to product sold through by Merck KGaA to its customers compared to $19.8 million and $7.4 million, respectively during the year ended December 31, 2016. For the year ended December 31, 2015, revenue included $17.6 million related to product shipped to Merck KGaA and $5.3 million related to product sold through by Merck KGaA to its customers

Service

Service revenues increased by approximately $4.2 million, or 32%, from the 2016 period and by approximately $1.4 million, or 12%, from the 2015 period primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts.

Cost of revenues

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Cost of product revenues	$19,013	$15,595	$13,053	$3,418	22%	$2,542	19%
Cost of service revenues	9,948	8,698	8,361	1,250	14%	337	4%
Total cost of revenues	$28,961	$24,293	$21,414	$4,668	19%	$2,879	13%
Total cost of revenue (as a percentage of total revenues)	58%	45%	56%

Gross margin	42%	55%	44%
Product gross margin	42%	62%	51%
Services gross margin	42%	33%	28%

Total cost of revenues was $29.0 million, $24.3 million and $21.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase in total cost of product revenues of $3.4 million in 2017 was largely driven by the higher volume of Crinone sold to Merck KGaA, higher progesterone material costs and inventory reserves recorded during the period as compared to the 2016 period. There was an 11% increase in Crinone units shipped in the 2017 period as compared to the 2016 period. The increase in total cost of revenues of $2.5 million in 2016 compared to 2015 was largely driven by the higher volume of Crinone sold to Merck KGaA offset by a reduction in our per unit costs year over year. There was a 21% increase in Crinone units shipped in the 2016 period as compared to the 2015 period.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.  Personnel costs are scaled to support customer volume.

Product gross margin for the years ending December 31, 2016 and 2015 includes royalty revenue based upon sales of Crinone by Allergan. Product gross margin decreased by 20% in 2017 as compared to 2016 largely due to the reduction of royalty revenue year over year, higher progesterone material costs offset by the higher sell-through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA. Product gross margin, including royalty income, increased 11% in 2016 as compared to 2015 due to the monetization of the Allergan royalty as well as the increase in product sold through by Merck KGaA to its customers in more profitable markets where we benefit from a higher selling price from Merck KGaA.

Service gross margin increased by 9% and 5% during each of the 2017 and 2016 periods presented, respectively, due to a shift in the mix of revenue type within the service segment and increased capacity utilization.

Sales and marketing

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Sales and marketing	$1,859	$1,259	$1,249	$600	48%	$10	1%
Sales and marketing (as a percentage of total revenues)	4%	2%	3%

Sales and marketing expenses incurred during the years ended December 31, 2017, 2016 and 2015 were attributable to our services business and consist of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in sales and marketing expenses in 2017 compared to 2016 primarily relates to a $0.4 million increase in salaries and other personnel-related costs associated with our investment in the U.S. market.

Research and development

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Research and development	$6,860	$9,676	$7,039	$(2,816)	(29)%	$2,637	37%
Research and development (as a percentage of total revenues)	14%	18%	18%

Research and development expenses primarily include clinical trial costs, personnel-related expenses and professional service consultants.  The decrease in research and development costs incurred during the year ended December 31, 2017 as compared to 2016 was largely associated with the reduction of costs related to the Phase 2b clinical trial of COL-1077, which was completed in August 2016. This decrease was offset by $1.0 million of additional spending on the IVR technology and by $1.2 million related to other manufacturing and consulting services in preparation for potential regulatory filings. As part of our more focused research and development strategy, we plan to seek the support of a partner to continue to the development of one or more of our product candidates, pending the outcome of the in vivo preclinical animal studies.

The $2.6 million increase in research and development costs during the year ended December 31, 2016 as compared to 2015 was largely associated with the phase 2b clinical trial of COL-1077, which was completed in August 2016.  This trial did not achieve its primary and secondary endpoints, and further development of COL-1077 has been discontinued.  In March 2015, Drs. Robert Langer and William Crowley joined as strategic advisors to our Company and were given stock-based awards in connection with their advisory agreements.  We recorded $1.1 million of stock-based compensation expense in the year ended December 31, 2015 related to these awards, compared to a $0.1 million reduction in stock-based compensation expense resulting from the remeasurement of these awards for each of the years ended December 31, 2016 and 2017.

General and administrative

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
General and administrative	$15,385	$14,066	$10,458	$1,319	9%	$3,608	34%
General and administrative (as a percentage of total revenues)	31%	26%	27%

General and administrative expenses increased by $1.3 million to $15.4 million for the year ended December 31, 2017, compared with $14.1 million for the year ended December 31, 2016. This increase was attributable principally to infrastructure related costs including legal, accounting and other professional fees related to matters associated with the restatement of our financial results for the fiscal years ended December 31, 2013 through December 2015 and the remediation of material weaknesses in our internal control over financial reporting resulting from the restatement, costs associated with our evaluation of potential strategic opportunities and other business development matters.

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

Restructuring charge

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Restructuring charge	$777	$—	$—	$777	100%	$—	—
Restructuring charge (as a percentage of total revenues)	2%	0%	0%

As a result of our corporate reprioritization which aimed to revise our resources on the core businesses of Crinone progesterone gel and JPS and our research and development strategy to seek the support of one or more partners for our IVR programs, we implemented an approximately 8% headcount reduction, primarily in the areas of new product research and development. During the year ended December 31, 2017, we incurred a restructuring charge totaling approximately $0.8 million. This restructuring charge included approximately $0.4 million for one-time severance and other employee-related costs, approximately $0.3 million future obligations due under our clinical manufacturing and development contracts, approximately $17,000 in additional stock-based compensation expense associated with the modification of the exercise period on options held by an executive and approximately $14,000 related to a fixed asset impairment resulting from the discontinuation of use on assets associated with programs terminated. As a result of the corporate reprioritization, we anticipate estimated annual savings in personnel-related costs of approximately $1.8 million beginning in 2018.

Non-operating income and expense

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Interest expense, net	$(130)	$(97)	$(106)	$(33)	34%	$9	(8)%
Other income, net	$1,747	$860	$488	$887	103%	$372	76%

The increase in interest expense, net, for the year ended December 31, 2017 from 2016 primarily relates to the additional equipment loans entered into in January and March 2017 for equipment at our Nottingham, U.K. facility. The decrease in interest expense, net, for the year ended December 31, 2016 from 2015 primarily relates to the weakening of the British pound in 2016 versus 2015 for the interest paid on the debt related to our Nottingham facility.

Other income, net, for the year ended December 31, 2017 increased from 2016 primarily due to the credits received due to reimbursement of research and development spending offset by the loss of revenue associated with the completion of the Regional Growth Fund program and by net foreign currency transaction losses related to the weakening of the Euro and the British Pound against the U.S. dollar. Other income, net for the year ended December 31, 2016 increased from 2015 primarily due to the income associated with the Regional Growth

Fund program offset by net foreign currency transaction losses related to the weakening of the Euro and the British Pound against the U.S. dollar.

Provision for income taxes

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
(in thousands, except for percentages)	2017	2016	2015	$	%	$	%
Income tax (benefit) expense	$(186)	$91	$5	$(277)	(304)%	$86	1720%
Income tax (benefit) expense (as a percentage of income before taxes)	8.3%	1.5%	(0.3)%

The 2017 tax benefit represents an adjustment to our foreign income inclusion for U.S. tax purposes, which reduced our alternative minimum tax provision recorded in 2016 and the release of valuation allowance with respect to Alternative Minimum Tax (“AMT”) credit carryover in connection with the Tax Cuts and Jobs Act of 2017.  The 2016 tax expense represents alternative minimum taxes and state minimum taxes owed.  The 2015 tax expense represents state minimum taxes owed.  Currently, we have a full valuation allowance offsetting our net domestic and foreign deferred tax asset.

Liquidity and Capital Resources

We require cash to fund operating expenses and working capital needs, finance research and development and product development efforts, make capital expenditures and fund acquisitions.

At December 31, 2017, our cash and cash equivalents were approximately $21.4 million. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase, and consist of cash in operating accounts.  In November 2016, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments due to us.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures decreased for the twelve months ended December 31, 2017, as compared to the twelve months ended December 31, 2016, due primarily to lower investments in capital equipment made at our Nottingham, U.K. site and our contract manufacturer sites in the current year. We expect our capital expenditures to increase in the year ending December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional investments in capital equipment at our Nottingham, U.K. and manufacturing investments to support increased manufacturing capacity of Crinone.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. In 2018, we expect our research and development expenses will decrease from 2017 levels as a result of the corporate reprioritization activities and our efforts to focus our resources on the core businesses of Crinone progesterone gel and JPS.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through March 2019.  The Company may be dependent on its ability raise additional capital to finance operations beyond March 2019 and fund research and development programs.  If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its research and development programs.

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2017 was $2.1 million, which resulted primarily from our net loss of $2.1 million, offset by approximately $2.2 million in non-cash depreciation and amortization, $1.5 million in non-cash stock-based compensation expense and $0.5 million of net changes in working capital items. The net change in working capital items was primarily due to an increase in accrued expenses, accounts payable and deferred revenue and a decrease in accounts receivable offset by an increase in inventories and prepaid expenses and other current asset. Net cash used in investing activities was $2.8 million for the year ended December 31, 2017, which resulted primarily from the purchase of property plant and equipment. Net cash provided by financing activities was approximately $1.0 million for the year ended December 31, 2017, primarily relating to proceeds from the equipment loans and financing agreement offset by principal payments on debt.

Net cash provided by operating activities for the year ended December 31, 2016 was $11.2 million, which resulted primarily from our net income of $6.0 million, inclusive of a non-recurring one-time benefit of $11.0 million from the monetization of the U.S. Crinone royalty. Net income of $6.0 million was offset by non-cash items including approximately $1.9 million in depreciation and amortization, $1.2 million of stock-based compensation expense and $2.1 million of net changes in working capital items. The net change in working capital items was primarily due to increases to accounts payable, accrued expenses and deferred revenue offset by an increase to inventory. Net cash used in investing activities was $3.6 million for the year ended December 31, 2016, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.3 million for the year ended December 31, 2016, primarily relating to principal payments on debt.

Net cash used in operating activities for the year ended December 31, 2015 was $0.9 million and resulted primarily from a $1.5 million net loss for the period, offset by $3.7 million in depreciation and amortization and stock-based compensation expense. Net changes in working capital items reduced cash from operating activities by approximately $3.1 million, primarily due to an increase in accounts receivable, inventories and other non-current assets of $3.0 million associated with increased product shipments and a decrease in accounts payable and deferred revenue of $2.0 million offset by an increase in accrued expenses and prepaid expenses and other current assets of $1.9 million. Net cash used in investing activities was $1.7 million for the year ended December 31, 2015, which resulted primarily from the purchase of property plant and equipment. Net cash used in financing activities was approximately $0.2 million for the year ended December 31, 2015, primarily relating to the principal payments on debt offset by proceeds from the exercise of common stock options.

Contractual Obligations

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

As of December 31, 2017, the Company owed a principal balance of $2.4 million on the loan facilities. All facilities are due for repayment over 7-15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The weighted average interest rate at December 31, 2017 for these two facilities was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the fiscal year ended December 31, 2017 was 2.76%. The loan facilities are secured by the mortgaged property and an unlimited lien on the other assets of JPS. The loan facilities contain financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of December 31, 2017, JPS remained in compliance with all of the covenants under the loan facilities.

In addition, we financed certain equipment under loan agreements with payments through March 2022.   In January and March 2017, we entered into loans of $0.9 million and $0.6 million, respectively, for equipment in our Nottingham, U.K. facility.  The interest rate for the two loans was 2.09% at December 31, 2017.  The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on the Company’s condensed consolidated balance sheets. The initial terms of the loans are 60 months.

In October 2015, we entered into an operating lease agreement for our U.S. corporate office in Boston, Massachusetts, which included a three-month free rent period. The initial term of the lease agreement is approximately 39 months and ends in January 2019.

In December 2016, we entered into an API Supply Agreement for a manufacturer of progesterone under which we have agreed to annual minimum volume commitments until December 2019.

Our significant outstanding contractual obligations relate to operating leases for our facilities and loan agreements. Our facility leases are non-cancellable and contain renewal options. Our future contractual obligations as of December 31, 2017 include the following (in thousands):

	Payments Due by Period
	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$517	$443	$74	$—	$—
Loan principal repayments	2,422	236	489	518	1,179
Capital lease obligations	1,377	311	662	404	—
Minimum purchase obligation	5,720	3,861	1,859	—	—
Total	$10,036	$4,851	$3,084	$922	$1,179

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of December 31, 2017.

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

In April 2013, our license and supply agreement with Merck KGaA for the sale of Crinone outside the United States was renewed for an additional five year term, extending the expiration date to May 19, 2020. In January 2018, the Company announced the extension of the supply agreement for an additional 4.5-years through at least December 31, 2024.

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

We recognize substantially all of our professional services revenues under written contracts when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases, we bill clients prior to work being performed which requires us to defer revenue in accordance with U.S. GAAP.

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

Deferred Revenue

Our deferred revenue balance consists of the following at December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Product revenues	$5,888	$4,647	$2,854
Service revenues	253	385	543
Regional Growth Fund	—	592	1,480
Total	$6,141	$5,624	$4,877

Amounts invoiced but not yet earned on product revenues are recorded as deferred revenue until we receive sell through information from Merck KGaA indicating the product has been sold or otherwise disposed of. Amounts invoiced but not yet earned on service revenue are deferred until such time as performance is rendered or the obligation to perform the service is completed for service revenues.

As part of the acquisition of Juniper Pharma Services, we assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services was required to create and maintain certain full-time equivalent personnel levels through October 2017. The obligation ended on October 1, 2017 and we met all compliance requirements thru that date.

Inventories

We state all inventories at the lower of cost or market, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance as of December 31, 2017, 2016 and 2015 was $6.3 million, $5.6 million and $3.6 million, respectively.

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Our inventory allowance as of December 31, 2017, 2016 and 2015 was $0.5 million, $45,000 and $0.3 million, respectively. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins.

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

The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), currently evaluates the company’s performance based on our revenue and gross profit and, as such, has concluded that we are two operating and reporting segments. Segment information is consistent with the financial information regularly reviewed by our CODM, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. Our CODM does not review our assets, operating expenses or non-operating income and expenses by business segment at this time.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. We do not amortize our goodwill, but instead tests for impairment annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. Our annual test for impairment occurs on the first day in the fourth quarter.

In accordance with Accounting Standards Codification (“ASC”) Goodwill and Other Intangibles (“ASC 350”), we use the two-step approach for each reporting unit. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1) utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated using a risk-adjusted discount rate. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

We have concluded that our business represents two reporting units for goodwill impairment testing, which are product and service. Our goodwill is assigned to our service reporting unit. In September 2017, we announced a corporate reprioritization to allow us to focus our resources on the core businesses of Crinone progesterone gel and Juniper Pharma Services. As a result of this initiative, we revised our research and development strategy and seek to potentially partner our IVR programs. We considered this decision to be a triggering event, as of September 18, 2017, requiring a test for impairment under ASC 350. We have performed tests for impairment as of the date of the triggering event as well as October 1, 2017, the date of our annual test, and have determined that our goodwill is not impaired as of either date.

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

Share-Based Compensation

Under our stock-based compensation programs, we periodically grant stock options and restricted stock to employees, directors and nonemployee consultants. We recognize employee share-based compensation expense in accordance with ASC 718, Share Based Payment (“ASC 718”), for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable.

We recognize non-employee share-based compensation expense in accordance with ASC Subtopic 505-50, Equity – Equity Based Payments to Nonemployees. Non-employee share-based compensation expense is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.

Recent Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We adopted the standard as of January 1, 2017. The adoption did not have a material impact on our financial position.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We adopted the standard as of January 1, 2017. The adoption did not have a material impact on our financial position.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We adopted the standard as of January 1, 2017. The adoption did not have a material impact on our financial position.

To be adopted

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard will not have an impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which amends the guidance of ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for all fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest practicable if retrospective application would be impracticable. The adoption of this standard will not have an impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the method and impact that the adoption will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective beginning in the first quarter of 2018 and early adoption is permitted. The adoption of this standard will not have an impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e. the original effective date). As such, ASU 2014- 09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers

(Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, both of which amend certain narrow aspects of Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. We undertook a process of reviewing our historical contracts and evaluating the impact of ASU 2014-09 on its accounting policies, processes and system requirements. During the fourth quarter of 2017, we finalized our assessments over the impact that the new standard will have on our consolidated results of operations, financial position and disclosure. We have identified a change to the pattern of revenue recognition for its arrangement with Merck, where revenue is recorded earlier than under current guidance. Under current guidance, the Company recognizes only the contractual minimum invoice price which is fixed or determinable upon delivery, with any amount earned in excess of the minimum when the amount is fixed or determinable, which is not until Merck sells the product onto its customers. Under the new proposed guidance, the amount in excess of the contractual minimum which will be accounted for as variable consideration, with an estimate of the variable consideration recorded upon delivery. The guidance was effective for us beginning January 1, 2018 and, we adopted the standard using the modified retrospective approach. We will record a cumulative adjustment to decrease retained earnings as of January 1, 2018 of approximately $5.7 million to reflect the impact of the new guidance. We have also evaluated the service revenue arrangements to assess changes in performance obligation, inclusion of variable consideration in the transaction price, allocation of the transaction price based on relative standalone selling prices, timing of recognition, accounting for contract acquisition costs, among other areas, as well as the related financial statement disclosures. We did not identify any significant differences in the accounting for our service revenue contracts under the new guidance. We will finalize these assessments in the first quarter of 2018, and identify and implement the necessary changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. However, the assessment is ongoing and further analysis may identify future impacts.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Market Rate Risk

We do not believe that we have material exposure to market rate risk. As of December 31, 2017, we had cash and cash equivalents of $21.4 million consisting of investments purchased with an original maturity of three months or less. Due to the short-term maturities of our cash and cash equivalents, an immediate 100 basis point change in interest rate levels as of December 31, 2017 would not have a material effect on the fair market value of our cash and cash equivalents. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

Foreign Currency Exchange

Overall, we are a net recipient of currencies other that the U.S. dollar and, as such, benefit from a weaker dollar and are adversely affected by a strong dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated revenues or operating costs and expenses as expressed in U.S. dollars. Our significant foreign currency exposures include the British pound and Euro.

Revenues from our international operations that were recorded in U.S. dollars represented approximately 79% of our total international revenues during the year ended December 31, 2017. The remaining 21% of our international revenues were in British pounds. Our exposure is reduced given assets and liabilities, revenues and expenses are designated in U.S. dollars or U.S. dollar equivalents. We have not historically engaged in hedging activities relating to our non-U.S. dollar-based operations. We may be exposed to exchange rate fluctuations that occur from certain intercompany transactions with our subsidiaries, which we recognize as unrealized gains and losses in our statements of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15, set forth in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting

We reported in our 2016 filing on Form 10-K under Item 9A “Management’s Annual Report on Internal Control over Financial Reporting” the existence of material weaknesses related to the review and accounting related to revenue recognition associated with our supply agreement and accounting related to certain research and development expenses for contractual agreements and clinical studies. With the oversight of senior management and our Audit Committee, we took steps to address the underlying causes of the material weaknesses, primarily through the following:

•

Process improvements: We have redesigned the specific processes and controls associated with review of contractual agreements, including a quarterly identification and review of significant agreements with the senior management team to ensure that the relevant accounting implications are identified and considered.

•	Additionally, we have redesigned our controls over research and development expenses, including the related balance sheet accounts.

Management oversaw the remediation efforts associated with the previously identified material weaknesses and concluded as of December 31, 2017 that the material weaknesses had been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in an amendment to our Annual Report on Form 10-K under the caption “The Board in General” and “Executive Officers” and is incorporated by reference into Item 10 of this report.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in an amendment to our Annual Report on Form 10-K under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into Item 10 of this report.

The information required by this item with respect to Audit Committee matters will be contained in an amendment to our Annual Report on Form 10-K under the caption “Audit Committee” and is incorporated by reference into Item 10 of this report.

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

The information required by this item will be contained in an amendment to our Annual Report on Form 10-K under the caption “Compensation Discussion and Analysis” and “Executive and Director Compensation” and is incorporated by reference into Item 11 of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item in an amendment to our Annual Report on Form 10-K under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” and is incorporated by reference into Item 12 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in an amendment to our Annual Report on Form 10-K  under the caption “Certain Relationships and Related Party Transactions” and “– Director Independence” and is incorporated by reference into Item 13 of this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in an amendment to our Annual Report on Form 10-K  under the caption “Principal Accountant Fees and Services” and is incorporated by reference into Item 14 of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedule (a)(1)(2) Financial Statements and Financial Statement Schedules

Exhibit	Index Description of Exhibit

2.1

Purchase and Collaboration Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

2.2

Amendment No. 2 to Purchase and Collaboration Agreement, dated November 10, 2016, by and between Juniper Pharmaceuticals, Inc., Allergan Sales, LLC and Actavis, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2016, filed on March 7, 2017)

2.3

Share Purchase Agreement, dated September 2013, between the Sellers, Juniper Pharmaceuticals, Inc. and Juniper Pharma Services Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

2.4

Stock Purchase Agreement, dated March 6, 2014, by and between Juniper Pharmaceuticals, Inc. and Coventry Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 7, 2014)

3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2005, filed on March 13, 2006)

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 6, 2010)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on August 8, 2013)

3.4

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 3, 2015)

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
10.3

License Agreement, dated April 18, 2000, between the Company and Lil’ Drug Store Products, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended March 31, 2000, filed on May 15, 2000)

10.4*

Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2003, filed on March 15, 2004)

10.5

Packaging Agreement, dated October 28, 1993, between Juniper Pharmaceuticals (Ireland) Ltd. and Maropack AG (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2007, filed on March 28, 2008)

10.6*

Juniper Pharmaceuticals, Inc. Amended and Restated 2008 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement (File No. 001-10352), filed on March 22, 2013)

10.7*

Form of Award Agreement under the Amended and Restated 2008 Long-term Incentive Plan of Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-18647), filed on May 16, 2013)

10.8*

Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 28, 2016)

10.9*

Form of Nonqualified Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form S-8 (File No. 333-213433), filed on September 1, 2016)

10.10*

Form of Incentive Stock Option Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form S-8 (File No. 333-213433), filed on September 1, 2016)

10.11*

Form of Restricted Stock Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 10-Q (File No. 333-213433), filed on September 1, 2016)

10.12*

Form of Performance Stock Unit Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on May 4, 2017)

10.13*

Form of Restricted Stock Unit Award Agreement under the Juniper Pharmaceuticals, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on May 4, 2017)

10.14*	Form of Inducement Option Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.15*	Form of Inducement Option Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 23, 2016)

10.16*

Form of Executive Change of Control Severance Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2008, filed on March 16, 2009)

10.17

Manufacturing and Supply Agreement, dated December 8, 2009, between Fleet Laboratories and Juniper Pharmaceuticals (Bermuda), Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on December 9, 2009)

10.18

Note Purchase and Amendment Agreement, dated March 3, 2010, by and between Juniper Pharmaceuticals, Inc. and holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on March 4, 2010)

10.19†*

Second Amended and Restated License and Supply Agreement, dated May 14, 2010, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on May 18, 2010)

Exhibit	Index Description of Exhibit

10.20†*

Amendment No. 1 to the Second Amended and Restated License and Supply Agreement, dated April 4, 2013, between Juniper Pharmaceuticals, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on April 9, 2013)

10.21†

Amendment No. 2 to the Amended and Restated License and Supply Agreement, dated December 12, 2016, between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2016, filed on March 7, 2017)

10.22

Parent Guarantee of Juniper Pharmaceuticals, Inc., dated September 12, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on September 18, 2013)

10.23*

Amended and Restated Employment Agreement, dated November 1, 2017, by and between Juniper Pharmaceuticals, Inc. and Alicia Secor (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on November 2, 2017)

10.24*

Amended and Restated Employment Agreement, dated November 1, 2017, by and between Juniper Pharmaceuticals, Inc. and Jeffrey Young (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on November 2, 2017)

10.25*

Amended and Restated Employment Agreement, dated November 1, 2017, by and between Juniper Pharma Services, Limited and Dr. Nikin Patel (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on November 2, 2017)

10.26*

Transition and Consulting Agreement, dated July 19, 2016, between Frank C. Condella, Jr. and Juniper Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on July 20, 2016)

10.27*

Addendum to Transition and Consulting Agreement, dated February 28, 2017, by and between Juniper Pharmaceuticals, Inc. and Frank C. Condella, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on May 4, 2017

10.28

Bank Loan Agreement, dated January 6, 2012, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.29

Amendment letter, dated September 16, 2013, between Juniper Pharma Services Limited and Lloyds TSB Bank plc (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q (File No. 001-10352) for the quarter ended September 30, 2013, filed on November 7, 2013)

10.30

Amendment to Manufacturing and Supply Agreement, effective as of December 31, 2013, between Juniper Pharmaceuticals (Bermuda) Ltd., and Fleet Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-10352), filed on February 6, 2014)

10.31*

Employment Agreement, dated September 23, 2014, by and between Juniper Pharmaceuticals, Inc. and George O. Elston (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Filed No. 001-10352), filed on September 26, 2014)

10.32

Exclusive Patent License Agreement, dated as of March 27, 2015, by and between Juniper Pharmaceuticals, Inc. (f/k/a Columbia Laboratories, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on May 6, 2015)

10.33

Office Lease by and between T-C 33 Arch Street LLC and Juniper Pharmaceuticals, Inc. dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (Filed No. 001-10352), filed on November 12, 2015)

10.34*

Amended and Restated Employment Agreement, effective April 12, 2017, by and between Juniper Pharmaceuticals, Inc. and Bridget A. Martell, MD MA (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q (File No. 001-10352), filed on May 4, 2017)

10.35

Amendment No. 2 to the License Agreement, dated November 10, 2016, between Juniper Pharmaceuticals, Inc., Columbia Laboratories (Bermuda) Ltd. and Allergan Sales, LLC (incorporated by reference on Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-10352) for the year ended December 31, 2016, filed on March 7, 2016)

Exhibit	Index Description of Exhibit

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included on signature page)

31(i).1	Certification of Chief Executive Officer of the Company (filed herewith)

31(i).2	Certification of Chief Financial Officer of the Company (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

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

JUNIPER PHARMACEUTICALS, INC.

Date: March 9, 2018	By:	/s/ Jeffrey E. Young
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

Signature	Title	Date

/s/ Alicia Secor	President, Chief Executive Officer and Director	March 9, 2018
Alicia Secor	(Principal Executive Officer)

/s/ Nikin Patel	Chief Operating Officer and Director	March 9, 2018
Nikin Patel

/s/ Jeffrey E. Young Jeffrey E. Young	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 9, 2018

/s/ James A. Geraghty	Director	March 9, 2018
James A. Geraghty

/s/ Cristina Csimma	Director	March 9, 2018
Cristina Csimma
/s/ Mary Ann Gray Mary Ann Gray	Director	March 9, 2018

/s/ Ann Merrifield	Director	March 9, 2018
Ann Merrifield

/s/ Jennifer Good	Director	March 9, 2018
Jennifer Good

JUNIPER PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Juniper Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Juniper Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Juniper Pharmaceuticals, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of Juniper Pharmaceuticals, Inc. (formerly Columbia Laboratories, Inc.) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Juniper Pharmaceuticals, Inc. for year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 10, 2016 (except for Restatement of Consolidated Financial Statements described in Note 2 and the associated effects in Note 14 in the previously filed restated financial statements on Form 10-K/A, which are not presented herein and is as of November 14, 2016)

Juniper Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,446	$20,994
Accounts receivable, net of allowances of $115 and $37 at December 31, 2017 and 2016, respectively	4,734	6,573
Inventories	6,326	5,621
Prepaid expenses and other current assets	3,467	1,539
Total current assets	35,973	34,727
Property and equipment, net	15,229	13,366
Intangible assets, net	744	969
Goodwill	9,123	8,342
Other assets	151	167
Total assets	$61,220	$57,571
Liabilities, contingently redeemable preferred stock, and Stockholders’ equity
Current liabilities:
Accounts payable	$4,038	$3,893
Accrued expenses and other	5,615	5,271
Deferred revenue	6,141	5,624
Current portion of long-term debt	546	204
Total current liabilities	16,340	14,992
Long-term debt, net of current portion	3,253	2,203
Other non-current liabilities	115	56
Total liabilities	19,708	17,251
Commitments and contingencies (Note 8)
Contingently redeemable series C preferred stock, 0 and 0.55 shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation preference of $0 and $550 as of December 31, 2017 and 2016, respectively)	—	550
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized Series B convertible preferred stock, 0 and 0.13 shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation preference of $0 and $13 as of December 31, 2017 and 2016, respectively)	—	—
Common stock $0.01 par value; 150,000 shares authorized; 12,257 issued and 10,844 outstanding at December 31, 2017 and 2016, respectively	123	123
Additional paid-in capital	292,108	290,636
Treasury stock (at cost), 1,413 shares at December 31, 2017 and 2016, respectively	(8,601)	(8,601)
Accumulated deficit	(238,961)	(237,360)
Accumulated other comprehensive loss	(3,157)	(5,028)
Total stockholders’ equity	41,512	39,770
Total liabilities, contingently redeemable preferred stock, and Stockholders’ equity	$61,220	$57,571

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Product revenues	$32,688	$27,211	$22,891
Service revenues	17,291	13,065	11,651
Royalties	—	14,297	3,745
Total revenues	49,979	54,573	38,287
Cost of product revenues	19,013	15,595	13,053
Cost of service revenues	9,948	8,698	8,361
Total cost of revenues	28,961	24,293	21,414
Gross profit	21,018	30,280	16,873
Operating expenses
Sales and marketing	1,859	1,259	1,249
Research and development	6,860	9,676	7,039
General and administrative	15,385	14,066	10,458
Restructuring charge	777	—	—
Total operating expenses	24,881	25,001	18,746
(Loss) income from operations	(3,863)	5,279	(1,873)
Interest expense, net	(130)	(97)	(106)
Other income, net	1,747	860	488
(Loss) income before income taxes	(2,246)	6,042	(1,491)
Income tax (benefit) expense	(186)	91	5
Net (loss) income	$(2,060)	$5,951	$(1,496)
Adjustments attributable to preferred stockholders	445	(28)	(28)
Net (loss) income available to common stockholders	$(1,615)	$5,923	$(1,524)

Basic net (loss) income per common share	$(0.15)	$0.55	$(0.14)
Diluted net (loss) income per common share	$(0.15)	$0.55	$(0.14)
Basic weighted average common shares outstanding	10,824	10,795	10,774
Diluted weighted average common shares outstanding	10,824	10,891	10,774

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(2,060)	$5,951	$(1,496)
Other comprehensive loss components:
Foreign currency translation	1,871	(3,866)	(1,099)
Total other comprehensive loss	1,871	(3,866)	(1,099)
Comprehensive (loss) income	$(189)	$2,085	$(2,595)

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock			Treasury Stock			Accumulated
	Number of Shares	Amount	Capital in Excess of Par Value	Number of Shares	Treasury Stock	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2014	12,186	$122	$287,660	(1,411)	$(8,579)	$(241,815)	$(63)	$37,325
Options exercised and restricted shares granted	29	—	82	(2)	(22)	—	—	60
Share based compensation expense	—	—	1,750	—	—	—	—	1,750
Dividends on preferred stock	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	(1,099)	(1,099)
Net income	—	—	—	—	—	(1,496)	—	(1,496)
Balance, December 31, 2015	12,215	122	289,464	(1,413)	(8,601)	(243,311)	(1,162)	36,512
Restricted shares granted	42	1	(1)	—	—	—	—	—
Share based compensation expense	—	—	1,201	—	—	—	—	1,201
Dividends on preferred stock	—	—	(28)	—	—	—	—	(28)
Translation adjustment	—	—	—	—	—	—	(3,866)	(3,866)
Net income	—	—	—	—	—	5,951	—	5,951
Balance, December 31, 2016	12,257	123	290,636	(1,413)	(8,601)	(237,360)	(5,028)	39,770
Share based compensation expense	—	—	1,469	—	—	—	—	1,469
Modification due to Restructuring	—	—	17	—	—	—	—	17
Redemption of Series B	—	—	—	—	—	—	—	—
Gain on Conversion of Series C	—	—	—	—	—	459	—	459
Dividends on preferred stock	—	—	(14)	—	—	—	—	(14)
Translation adjustment	—	—	—	—	—	—	1,871	1,871
Net loss	—	—	—	—	—	(2,060)	—	(2,060)
Balance, December 31, 2017	12,257	$123	$292,108	(1,413)	$(8,601)	$(238,961)	$(3,157)	$41,512

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net (loss) income	$(2,060)	$5,951	$(1,496)
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,253	1,899	1,911
Share-based compensation expense	1,469	1,201	1,750
Changes in operating assets and liabilities:
Accounts receivable	2,178	192	(2,499)
Inventories	(704)	(1,998)	(424)
Prepaid expenses and other current assets	(1,849)	64	259
Other non-current assets	17	18	(89)
Accounts payable	183	1,585	(925)
Accrued expenses	225	1,214	1,591
Deferred revenue	455	1,033	(1,038)
Other long-term liabilities	(40)	27	69
Net cash provided by (used in) operating activities	2,127	11,186	(891)
Investing activities:
Purchase of property and equipment	(2,840)	(3,564)	(1,708)
Net cash used in investing activities	(2,840)	(3,564)	(1,708)
Financing activities:
Proceeds from exercise of stock options	—	—	82
Proceeds from loan facility	954	—	—
Proceeds from equipment loans	1,501	—	—
Principal payments on debt	(1,402)	(226)	(238)
Payments for the purchase of treasury stock	—	—	(22)
Dividends paid	(14)	(28)	(28)
Net cash provided by (used in) financing activities	1,039	(254)	(206)
Effect of exchange rate changes on cash and cash equivalents	126	(275)	(56)
Net increase (decrease) in cash and cash equivalents	452	7,093	(2,861)
Cash and cash equivalents, beginning of period	20,994	13,901	16,762
Cash and cash equivalents, end of period	$21,446	$20,994	$13,901
Supplemental cash flow information
Cash paid for interest	$115	$85	$101
Cash paid for income taxes	$76	$—	$2
Supplemental noncash investing
Purchases of equipment through accounts payable and accrued expenses	$320	$460	$95
Gain on conversion of Series C Preferred Stock	$459	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Juniper Pharmaceuticals, Inc. (the “Company” or “Juniper”), formerly known as Columbia Laboratories, Inc., was incorporated as a Delaware corporation in December 1986. The Company is a diversified healthcare company consisting of its Crinone® (progesterone gel) (“Crinone”) franchise and its fee-for-service pharmaceutical development and manufacturing business. Its marketed product and product development programs utilize its proprietary drug delivery technologies consisting of its bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and its intra-vaginal ring (“IVR”) technology.  In September 2013, the Company acquired Nottingham, U.K. based Juniper Pharma Services Ltd. (“Juniper Pharma Services”) formerly known as Molecular Profiles Ltd, a pharmaceutical services company. Juniper Pharma Services provides a range of drug development and consulting services to the pharmaceutical industry and has provided Juniper with an additional revenue source and in-house expertise for internal pharmaceutical programs.

At December 31, 2017, cash and cash equivalents were $21.4 million.  The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and services and the resources the Company devotes to developing and supporting the same. The Company believes that current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through the next twelve months from the date of the filing of this Form 10-K. The Company may be dependent on its ability raise additional capital to finance operations beyond March 2019 and fund research and development programs.  If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its research and development programs.

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

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Juniper’s Chief Executive Officer has been identified as its CODM and evaluates the company’s performance and allocates resources based upon revenue and gross profit. The Company has concluded, based upon financial information regularly provided and reviewed, that there are two operating and reporting segments; product and services. Juniper’s CODM does not review its assets, operating expenses or non-operating income and expenses by business segment.

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

Foreign Currency

The assets and liabilities of the Company’s subsidiaries in the United Kingdom and France are translated into U.S. dollars at current exchange rates at the end of the period and revenue and expense items are translated at average rates of exchange prevailing during the period. The functional currency of these subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive income (loss) within stockholders’ equity. Certain intercompany and third-party foreign currency-denominated transactions generated foreign currency remeasurement losses of approximately $0.6 million, $0.2 million and $70,000 during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other expense, net in the consolidated statements of operations.

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported values. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement and Disclosures, (ASC 820) establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The fair value of cash and cash equivalents are classified as Level 1 at December 31, 2017 and 2016.

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

The Company did not have transfers of financial assets between Level 1 and Level 2.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, determined on a first-in, first-out method. We monitor standard costs on a monthly basis and update them annually as necessary to reflect change in raw material costs and labor and overhead rates. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,921	$856
Work in process	3,299	3,806
Finished goods	1,106	959
Total	$6,326	$5,621

We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Reserves for excess and obsolete inventory were $0.5 million and $45,000 at December 31, 2017 and 2016, respectively. During the fiscal year ended December 31, 2017, the Company recorded charges in the condensed consolidated statements of operations for excess and obsolete inventory of $0.4 million. No charges were recorded for the fiscal year ended December 31, 2016. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact the Company’s gross margins.

Accounts Receivable, net of allowances

Accounts receivable are reported at their outstanding unpaid principal balances reduced by allowances for doubtful accounts. The Company estimates doubtful accounts based on its historical collection experience, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectable.

Accounts receivable allowance activity consisted of the following for the years ended December 31 (in thousands):

	2017	2016	2015
Balance at beginning of year	$37	$263	$358
Additions	78	—	—
Deductions	—	(226)	(95)
Balance at end of year	$115	$37	$263

Juniper’s accounts receivable balance, net of allowance for doubtful accounts, was $4.7 million as of December 31, 2017, and $6.6 million as of December 31, 2016. Included in the accounts receivable balance at December 31, 2017 and 2016 were $3.0 million and $1.3 million of unbilled accounts receivable, respectively. Juniper’s unbilled accounts receivable is derived from services performed that have not been billed as of the balance sheet date.

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

Concentration of Risk

As of December 31, 2017, the Company has one major customer. See Note 11 of the Company’s consolidated financial statements for customer and product concentrations.

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

In September 2017, the Company announced a corporate reprioritization to allow it to focus its resources on the core businesses of Crinone progesterone gel and Juniper Pharma Services. The Company considered the announcement to be a triggering event requiring a test for impairment under ASC 350, Goodwill and Other Intangibles (“ASC 350”).

In accordance with ASC 350, the Company uses the two-step approach for each reporting unit. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1) utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated using a risk-adjusted discount rate. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized. The Company has concluded that its business represents two reporting units for goodwill impairment testing, which are product and service.

The Company’s goodwill is assigned to its service reporting unit. The Company has performed tests for impairment as of September 18, 2017, the date of the triggering event, and October 1, 2017, the date of the annual test, and has determined that goodwill is not impaired as of either date. Furthermore, the Company also concluded that no triggering events have occurred subsequent to the most recent Step 1 goodwill impairment test.

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

Income Taxes

Deferred tax assets or liabilities are determined based on timing differences between when income and expense items are recognized for financial statement purposes versus when they are recognized for tax purposes, as measured by enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be settled. A valuation allowance is provided against deferred tax assets in circumstances where management believes it is more likely than not that all or a portion of the assets will not be realized. The Company has provided a full valuation allowance in the amount of $39.1 million and $59.0 million against its net domestic and foreign deferred tax assets as of December 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the year ended December 31, 2017 were as follows (in thousands):

Translation Adjustment
Balance – December 31, 2016	$(5,028)
Current period other comprehensive income	(1,871)
Balance – December 31, 2017	$(3,157)

No reclassification from accumulated other comprehensive loss to net (loss) income occurred during the year ended December 31, 2017.

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

In April 2013, Juniper’s license and supply agreement with Merck KGaA for the sale of Crinone outside the United States was renewed for an additional five-year term, extending the expiration date to May 19, 2020. In January 2018, the Company announced the extension of the supply agreement for an additional 4.5-years through at least December 31, 2024.

Royalty revenues, based on sales by licensees, are recorded as revenues when those sales are made by the licensees.  In November 2016, the Company received a one-time payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments due to Juniper.

Service Revenue

The professional service contracts that Juniper enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of Juniper’s engagements can be longer in duration.

Juniper recognizes substantially all of the Company’s professional services revenues under written contracts when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases, Juniper bills clients prior to work being performed, which requires Juniper to defer revenue in accordance with U.S. GAAP.

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

Deferred Revenue

The Company’s deferred revenue balance consists of the following at December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Product revenues	$5,888	$4,647
Service revenues	253	385
Regional Growth Fund	—	592
Total	$6,141	$5,624

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

As part of the acquisition of Juniper Pharma Services, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services was required to create and maintain certain full-time equivalent personnel levels through October 2017. The obligation ended in October 1, 2017 and the Company met all compliance requirements thru that date.

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

In March 2015, the Company entered into an exclusive patent license agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital, pursuant to which Juniper has licensed the exclusive worldwide rights to Massachusetts General Hospital patent rights in a novel IVR technology for delivery of one or more pharmaceutical dosages and release rates in a single segmented ring. The Company is leveraging the technology to advance its IVR product candidates: JNP-0101, JNP-0201 and JNP-0301.

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

In September 2017, the Company announced a reduction of approximately 8% of our workforce, primarily in the areas of new product research and development, in order to focus its resources on its core businesses. In addition, as part of its more focused research and development strategy, the Company completed its in vivo preclinical studies and expects to finalize the results of these studies for its IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in early 2018. At the completion of the in vivo preclinical studies and based on the preliminary assessment of the relative clinical data and development funding requirements of its three IVR product candidates, the Company may decide to further advance JNP-0201, a combination of Estradiol plus natural progesterone IVR for hormone replacement therapy (“HRT”) to address symptoms of menopause, or it may decide to seek a partner for JNP-0201 on a stand-alone basis or in combination with one or more partners for one or more of its other IVR product candidates.

Stock-based compensation

Under the Company’s stock-based compensation program, the Company periodically grants stock options and restricted stock to employees, directors and nonemployee consultants. The fair value of all awards is recognized in the Company’s statement of operations over the requisite service period for each award. Juniper follows the fair value recognition provisions of ASC 718, Stock Compensation Topic (ASC 718) and ASC Subtopic 505-50, Equity – Equity Based Payments to Nonemployees.

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed if achievement of the specified goal is considered probable.

The Company uses the Black-Scholes option pricing model to value its stock option awards which requires the Company make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. Due to the lack of the Company’s own historical data, the Company elected to use the simplified method for “plain vanilla” options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has no present intention to pay cash dividends. The Company did not consider any forfeiture rate assumption in its determination of stock-based compensation.

The fair value of equity-classified awards to employees and directors are measured at fair value on the grant on the date the awards are granted. Awards to nonemployee consults are recorded at the grant date fair values and are re-measured at each balance sheet date until the recipient’s services are complete.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$120	$199	$79
Sales and marketing	47	50	38
Research and development	16	73	1,126
General and administrative	1,286	879	507
Total stock-based compensation	$1,469	$1,201	$1,750

Stock-based compensation expense is allocated based upon the department of the employee to whom each award was granted. Expenses recognized in connected with the modification of awards in connection with the Company’s strategic restructuring are allocated to restructuring expense. No related tax benefit of the stock-based compensation expense has been recognized.

As of December 31, 2017, total unamortized share-based compensation cost related to non-vested stock options and restricted stock was $2.5 million, which is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Years Ended December 31,
	2017	2016	2015
Risk free interest rate	1.45%-1.59%	0.85%-1.45%	0.87%-1.20%
Expected term	4.5-4.75 years	4.75 years	4.56-4.75 years
Dividend yield	—	—	—
Expected volatility	53.15%-55.20%	55.23%-79.29%	76.86%-83.09%

Net (Loss) Income Per Common Share

The calculation of basic and diluted (loss) income per common and common equivalent share is as follows (in thousands except for per share data):

	Years Ended December 31,
	2017	2016	2015
Basic net (loss) income per common share
Net (loss) income	$(2,060)	$5,951	$(1,496)
Add: Excess of carrying value of Series C Preferred Stock over redemption value	459	—	—
Less: Preferred stock dividends	(14)	(28)	(28)
Net (loss) income applicable to common stockholders	$(1,615)	$5,923	$(1,524)
Basic weighted average number of common shares outstanding	10,824	10,795	10,774
Basic net (loss) income per common share	$(0.15)	$0.55	$(0.14)
Diluted net (loss) income per common share
Net (loss) income applicable to common stock	$(1,615)	$5,923	$(1,524)
Add: Preferred stock dividends	—	28	—
Net (loss) income applicable to dilutive common stock	$(1,615)	$5,951	$(1,524)
Basic weighted average number of common shares outstanding	10,824	10,795	10,774
Effect of dilutive securities
Dilutive preferred share conversions	—	83	—
Dilutive stock awards	—	13	—
	—	96	—
Diluted weighted average number of common shares outstanding	10,824	10,891	10,774
Diluted net (loss) income per common share	$(0.15)	$0.55	$(0.14)

Basic net (loss) income per common share is computed by dividing the net (loss) income, less preferred dividends and adding the excess of carrying value of Series C Preferred Stock over redemption value recognized on the conversion of the Series C Preferred Stock, by the weighted-average number of shares of common stock outstanding during a period. The diluted net (loss) income per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including selected restricted shares of common stock outstanding during the period. Diluted net (loss) income per common share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options, convertible preferred stock and selected restricted shares of common stock excluded from the income per share calculation amounted to 1,981,934, 1,658,234 and 1,087,308 for the years ended December 31, 2017, 2016 and 2015, respectively, because the awards were anti-dilutive.

Recent Accounting Pronouncements

Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the standard as of January 1, 2017. The adoption did not have a material impact on the Company’s financial position.

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

To be adopted

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard will not have an impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-16, Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-16”), which amends the guidance of ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for all fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest practicable if retrospective application would be impracticable. The adoption of this standard will not have an impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the method and impact that the adoption will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Juniper beginning in the first quarter of 2018 and early adoption is permitted. The adoption of this standard will not have an impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-

14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e. the original effective date). As such, ASU 2014- 09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, both of which amend certain narrow aspects of Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. The Company undertook a process of reviewing its historical contracts and evaluating the impact of ASU 2014-09 on its accounting policies, processes and system requirements. During the fourth quarter of 2017, the Company finalized its assessment over the impact that the new standard will have on its consolidated results of operations, financial position and disclosures. The Company has identified a change to the pattern of revenue recognition for its arrangements with Merck, where revenue is recorded earlier than under current guidance. Under current guidance, the Company recognized only the contractual minimum invoice price which is fixed or determinable upon delivery, with any amount earned in excess of the minimum when that amount is fixed or determinable, which is not until Merck sells the product onto its customers. Under the new proposed guidance, the amount in excess of the contractual minimum which the Company will account for as variable consideration, with an estimate of the variable consideration recorded upon delivery. The guidance is effective for the Company beginning January 1, 2018 and the Company adopted the standard using the modified retrospective approach. The Company will record a cumulative adjustment to decrease retained earnings as of January 1, 2018 of approximately $5.7 million to reflect the impact of the new guidance. The Company has also evaluated its service revenue arrangements to assess changes in performance obligation, inclusion of variable consideration in the transaction price, allocation of the transaction price based on relative standalone selling prices, timing of recognition, accounting for contract acquisition costs, among other areas, as well as the related financial statement disclosures. The Company did not identify any significant differences in its service revenue contracts under the new guidance. The Company will finalize these assessments in the first quarter of 2018 and identify and implement the necessary changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. However, the assessment is ongoing and further analysis may identify future impacts.

3.	Goodwill and Intangible Assets

Changes to goodwill during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Total
Balance – December 31, 2015	$10,010
Translation adjustment	(1,668)
Balance – December 31, 2016	8,342
Translation adjustment	781
Balance – December 31, 2017	$9,123

Intangible assets consist of the following at December 31, 2017 and December 31, 2016 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount – December 31, 2017	$300	$1,370	$1,240	$2,910
Translation adjustment	(53)	(198)	(179)	(430)
Accumulated amortization	(247)	(839)	(650)	(1,736)
Balance – December 31, 2017	$—	$333	$411	$744

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount – December 31, 2016	$300	$1,370	$1,240	$2,910
Translation adjustment	(53)	(298)	(270)	(621)
Accumulated amortization	(247)	(617)	(456)	(1,320)
Balance – December 31, 2016	$—	$455	$514	$969

Prior to completing the triggering event based assessment of goodwill on September 18, 2017 under ASC 350, the Company assessed its long-lived assets under ASC 360-10-05, Impairment or Disposal of Long-Lived Assets (“ASC 360”), and concluded that there was no impairment indicated for its long-lived assets.

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

Amortization expense for the years ended December 31, 2017, 2016 and 2015, was $0.3 million, $0.4 million and $0.4 million, respectively. As of December 31, 2017, amortization expense on existing intangible assets for the next four years is as follows (in thousands):

Year	Total
2018	$289
2019	262
2020	193
Total	$744

4.	Debt and other Contractual Obligations

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of Juniper Pharma Services. Juniper Pharma Services entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities (collectively referred to as the “original agreements”) with Lloyds TSB Bank (“Lloyds”), as administrative agent. In May 2017, Juniper Pharma Services repaid one of the existing loan facility upon which Juniper Pharma Services subsequently entered into a new loan facility with the same administrative agent for the same outstanding balance. The refinancing was accounted for as a modification with no resulting gain or loss. The remaining original agreements and the new agreement are collectively referred to as the “loan facilities”.

As of December 31, 2017, the Company owed $2.4 million on the loan facilities. The loan facilities are each repayable by monthly installments, one started repayment in February 2013 and the remaining two commenced in October 2013. All facilities are due for repayment over periods ranging from 7-15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95% and 2.55%, respectively. The weighted average interest rate for these two facilities at December 31, 2017 was 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the year ended December 31, 2017 was 2.76%. The loan facilities are secured by the mortgaged property and an unlimited lien on the other assets of Juniper Pharma Services. The loan facilities contain financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Services’ ability to materially alter the character of its business. As of December 31, 2017 the Company is in compliance with all of the covenants under the loan facilities.

In September 2013, as part of the acquisition of Juniper Pharma Services, Juniper assumed a $2.5 million obligation under a grant arrangement with the Regional Growth Fund on behalf of the Secretary of State for Business, Innovation, and Skills in the United Kingdom. Juniper Pharma Services used this grant to fund the building of its second facility, which includes analytical labs, office space, and a manufacturing facility. As a part of the arrangement, Juniper Pharma Services was required to create and maintain certain full-time equivalent personnel levels through October 2017. The obligation ended on October 1, 2017. As of December 31, 2017, the Company’s obligation under the grant arrangement is complete and the Company all compliance requirements through October 1, 2017. The income from the Regional Growth Fund was recognized on a decelerated basis over the three-year term of the agreement. Other income associated with the Regional Growth Fund for the years ended December 2015, 2016 and 2017 were $0.5 million, $0.7 million and $0.6 million, respectively.

Additionally, Juniper leases its U.S. corporate office under an operating lease. In October 2015, the Company entered into a lease agreement for its corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months and ends in 2019, which includes a three-month free rent period. In January and March 2017, the Company entered into loans of $0.9 million and $0.6 million, respectively, with payments thru March 2022 for equipment in its Nottingham, U.K. facility.  The interest rate for the two loans was 2.09% at December 31, 2017.  The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on the Company’s condensed consolidated balance sheets. The initial terms of the loans are 60 months.

In December 2016, the Company entered into an API Supply Agreement for a manufacturer of progesterone under which the it has agreed to annual minimum volume commitments until December 2019.

The Company’s significant outstanding contractual obligations relate to operating leases for the Company’s facilities and loan agreements. The Company’s facility leases are non-cancellable and contain renewal options. The Company’s future contractual obligations as of December 31, 2017 include the following (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$517	$443	$74	$—	$—	$—	$—
Loan principal repayments	2,422	236	241	248	255	263	1,179
Capital lease obligations	1,377	311	324	338	351	53	—
Minimum purchase obligation	5,720	3,861	1,859	—	—	—	—
Total	$10,036	$4,851	$2,498	$586	$606	$316	$1,179

Rent expense was $0.4 million for December 31, 2017, $0.4 million for December 31, 2016, and $0.3 million for December 31, 2015.

Interest expense, net was $0.1 million in each of the years ended December 31, 2017, 2016, and 2015.

5.	Property and Equipment, net

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful Life	December 31,
	(Years)	2017	2016
Machinery and equipment	3-10	$12,358	$8,628
Furniture and fixtures	3-5	1,083	1,190
Computer equipment and software	3-5	628	538
Buildings	Up to 39	7,995	7,310
Land	Indefinite	513	469
Construction in-process		1,133	1,567
		23,710	19,702
Less: Accumulated depreciation		(8,481)	(6,336)
Total		$15,229	$13,366

Depreciation expense was $1.9 million, $1.5 million and $1.5 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

The net book value of property and equipment subject to lien under the debt agreement is $7.4 million and $5.5 million as of December 31, 2017 and 2016, respectively.

6.	Accrued Expenses and Other

Accrued expenses and other consist of the following (in thousands):

	December 31,
	2017	2016
Payroll	$1,795	$1,643
Professional fees	2,006	1,074
Clinical studies	204	740
Other	1,361	1,814
Restructuring	249	-
Total	$5,615	$5,271

7.	Income Taxes

(Loss) income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(15,887)	$(2,090)	$(8,133)
Foreign	13,641	8,132	6,642
(Loss) income before income taxes	$(2,246)	$6,042	$(1,491)

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(46)	$80	$(9)
State	—	11	14
Foreign	—	—	—
Total current	(46)	91	5
Deferred:
Foreign	(140)	—	—
Total deferred	(140)	—	—
(Benefit) provision for income taxes	$(186)	$91	$5

The reconciliation of the federal statutory rate to Juniper’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	182.7%	(49.6)%	151.5%
State tax, net of federal benefit	10.1	13.4	(0.9)
Permanent Items:
Incentive stock options	(2.5)	1.0	(14.9)
Dividend from foreign subsidiary	(165.8)	53.5	(79.8)
Amortization of technical rights	—	(34.5)	23.4
Deferred adjustments	15.9	30.6	6.6
Foreign research and development relief	26.3	—	—
Change in U.S. Federal rate	(970.4)	—	—
Other	(2.6)	(1.1)	(0.5)
Effect of permanent differences	(1,099.1)	49.5	(65.2)
Effective income tax rate	(872.3)	47.3	119.4
Change in valuation allowance	880.6	(45.8)	(119.7)
Effective income tax rate	8.3%	1.5%	(0.3)%

The Company recorded an income tax benefit of $0.2 million as of December 31, 2017. This benefit is primarily attributable to an adjustment to its foreign income inclusion for U.S. tax purposes, which reduced the amount of alternative minimum tax recorded in the Company’s 2016 tax provision and the release of valuation allowance with respect to Alternative Minimum Tax (“AMT”) credit carryover in connection with the Tax Cuts and Jobs Act of 2017.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017 President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Cuts and Jobs Act.

ASC Topic 740, Income Taxes (ASC 740) requires the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017 for the Tax Reform.  ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured utilizing the new federal income tax rate of 21% which resulted in a $22.0 million decrease to the Company’s deferred tax assets. The re-measurement calculation is provisional as the Company continues to evaluate the provisions of the Tax Reform.

As part of the Tax Reform, the U.S. corporate income tax rate applicable to the Company decreased from 34% to 21%. This rate change resulted in the remeasurement of the Company’s net deferred tax assets and liabilities as of December 31, 2017, the effect of which was completely offset by a change in the Company’s valuation allowance.

The Tax Reform includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed an estimated earnings and profits analysis. The current estimate of the transition tax results in no income inclusion to the Company. To the extent that a refinement is made that materially changes the estimate calculation, the inclusion should be fully offset by tax losses incurred by the Company. There should be no income tax effect in the current period. The calculation of earnings and profits is provisional and further time is needed for detailed refinement.

Pursuant to the Tax Reform, AMT credit carryforwards will be eligible for a 50% refund through tax years 2018 through 2020. Beginning in tax year 2021, any remaining AMT credit carryforwards would be 100% refundable. As a result of these new regulations, the Company has released its valuation allowance of $0.1 million formerly reserved against its AMT credit carryforwards. The Company has recorded a current income tax receivable of $0.1 million and a non-current income tax receivable of $0.1 million in connection with this valuation allowance release in which the entire benefit of $0.2 million is being recorded as a component of Income tax (benefit) expense for the year ended December 31, 2017. The calculation related to AMT credit carryforwards is provisional as the Company continues to evaluate the provisions of the Tax Reform.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80% of annual income, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions and its election method will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.

The Company operates in multiple countries. Accordingly, separate tax filings are required based on jurisdiction. Due to the separate tax filings of our U.S., U.K. and France jurisdictions, the Company has evaluated the need for a valuation allowance on a separate jurisdiction basis. As of December 31, 2017, the Company continues to maintain a full valuation allowance against all net deferred tax assets.

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred Tax Asset
Net Operating Loss	$37,168	$55,521
Tax Credits	1,846	2,034
Stock Based Compensation	900	997
Intangibles	489	843
Other	290	337
Subtotal	40,693	59,732

Less:
Valuation Allowance	(39,072)	(58,983)
Total Deferred Tax Assets	1,621	749

Deferred Tax Liabilities
Fixed Assets	(1,621)	(749)
Total Deferred Tax Liabilities	(1,621)	(749)
Net Deferred Tax Asset	$—	$—

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

As of December 31, 2017, the Company has federal and state U.S. tax net operating loss carryforwards of approximately $164.0 million and $20.0 million, respectively, which begin to expire in 2020 and 2018, respectively. The Company also has federal research and development credit carryforwards of approximately $1.8 million, which begin to expire in 2018.

As of December 31, 2017, the Company has non-U.S., net operating loss carryforwards of approximately $11.5 million, with no expiration period.  The Company also has non-U.S. research and development credit carryforwards of approximately $0.3 million, with no expiration period.

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

The Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with ASC 740-20. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Juniper recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No uncertain tax positions or interest and penalties related to uncertain tax positions were accrued as of December 31, 2017 or 2016.

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

As of December 31, 2017, outside of Columbia Bermuda, the Company does not maintain accumulated earnings and profits in the foreign jurisdictions that it currently does business. The Company has repatriated current earnings from one of its foreign subsidiaries to the United States in 2017 and 2016. To the extent the Company has positive accumulated foreign earnings in the future, the Company will further assess its global business needs and decide whether or not it will permanently reinvest those earnings.

8.	Shareholders’ Equity

As of December 31, 2017, the Company had 150,000,000 authorized shares of common stock, $0.01 par value, of which 12,256,980 were issued and 10,844,113 were outstanding. As of December 31, 2017, the Company had 1,000,000 authorized Preferred Stock, $0.01 par value, of which none were issued and outstanding.

Preferred Stock

During the quarter ending June 30, 2017, the Company issued a Notice of Conversion to the holders of Series B and a Notice of Redemption to the holders of Series C giving notice that on June 30, 2017 (the “Redemption and Conversion Date”) all outstanding shares of the respective Preferred Stock issuance would be converted, as in the case of the Series B, or redeemed, as in the case of the Series C. The Series B, by its terms, automatically converted into shares of common stock, upon the occurrence of the event. On the Redemption and Conversion Date, each share of the 130 shares of Series B outstanding converted into 2.78 shares of common stock resulting in an issuance of 361 shares.

The holders of each share of the 550 shares of Series C outstanding had the right to require the Company to redeem their shares in cash plus all accrued and unpaid dividends thereon the date such redemption is demanded. On the Redemption and Conversion Date, the Company paid to the holders of the Series C approximately $0.01 million and as a result of the transaction recorded the excess of the carrying value of Series C over redemption value of approximately $0.5 million to accumulated deficit for the year ended December 31, 2017. At December 31, 2017, there were no remaining outstanding shares of either the Series B or the Series C.

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

9.	Stock-based Compensation

Common Stock

The Company granted 66,234, 42,203 and 13,106 shares of restricted stock to the Company’s independent directors during the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Incentive Plan

In May of 2008, the Company adopted the 2008 Long-term Incentive Plan (“2008 Plan”) which provides for the grant of stock options, stock appreciation rights and restricted stock to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. At December 31, 2014, the number of common shares reserved for issuance under the 2008 plan was 1,250,000. Options granted under the plan vest either (i) over a 48-month period at the rate of 25% each year until fully vested or (ii) over a vesting period determined by the Board of Directors. This plan was replaced in April 2015 by the 2015 Long term-Incentive Plan (“2015 Plan”) and all remaining shares were made available under this plan.  At December 31, 2015, the number of common shares and restricted stock reserved for issuance under the 2015 plan was 1,000,000 and 200,000, respectively. Options granted under the plan vest either (i) over a 48-month period at the rate of 25% each year until fully vested (ii) over a 48-month period at the rate of 6.25% each quarter until fully vested or (iii) over a vesting period determined by the Board of Directors. This plan was replaced in May 2016 by the 2015 Amended and Restated Long-term Incentive Plan (“Amended and Restated 2015 Plan”) and all remaining shares were made available under the Amended and Restated 2015 Plan. As of December 31, 2017, there were 1,861,142 shares available for future grant under the Amended and Restated 2015 Plan
Stock Incentive Plan – Stock Options

The Company’s stock options have a maximum term of 10 years from the date of grant. Options granted prior to 2006 have a 10-year term. Since 2006, the Company has been granting stock options with a 7-year term.

A following table summarizes stock option activity during the year ended December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (year)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	1,516,059	$7.25	5.19	$48
Granted	680,400	5.17
Exercised	—	—
Forfeited	(394,409)	6.71
Outstanding, December 31, 2017	1,802,050	$6.59	4.86	$8

Vested	822,736	7.19	3.85	—
Unvested	979,314	6.08	5.71	8
Vested or expected to vest, December 31, 2017	1,802,050	$6.59	4.86	$8
Exercisable, December 31, 2017	822,736	$7.19	3.85

Juniper granted 680,400, 657,500 and 387,000 stock options to employees during the years ended December 31, 2017, 2016 and 2015, respectively. Cash received from option exercises was $0.1 million during the year ending December 31, 2015.  No options were exercised in the year ended December 31, 2017 and 2016.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The weighted-average fair value of the options granted to employees during the years ended December 31, 2017, 2016 and 2015 was $2.43, $4.66 and $4.38, respectively based on the following assumptions:

Years Ended December 31,
	2017	2016	2015
Risk free interest rate	1.45%-1.59%	0.85%-1.45%	0.87%-1.20%
Expected term	4.5-4.75 years	4.75 years	4.56-4.75 years
Dividend yield	—	—	—
Expected volatility	53.15%-55.20%	55.23%-79.29%	76.86%-83.09%

As of December 31, 2017, there was $2.5 million of total unrecognized compensation costs related to non-vested options.  The remaining cost is expected to be recognized over a weighted average period of 2.7 years.

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense. During 2017 and 2016, no stock options were granted by the Company to non-employees.  The stock-based compensation expense recorded for non-employees is primarily reflected in the research and development line of the statement of operations. The non-employee options reflected in the research and development line are re-measured on a quarterly basis from the date of grant. The Company recorded a reduction of stock-based compensation expense for non-employees of $0.1 million for each of the years ended December 31, 2017 and 2016, as a result of impacts of changes in the fair value. Stock-based compensation recorded for non-employees was $1.1 million in the year ended December 31, 2015.  No tax benefit has been recognized due to the net tax losses during the periods presented.

The weighted-average fair value of the options granted to non-employees during the year ended December 31, 2015 was $4.52 based on the following assumptions:

2015
Risk free interest rate	1.47%-1.54%
Expected term	7 years
Dividend yield	—
Expected volatility	82.88%-83.09%

  Stock Option Plan – Restricted Stock

The Company periodically grants awards of restricted stock to employees. Restricted stock grants consist of grants of the Company’s common stock that may vest in the future. The Board has set a one, two, or four year vesting period for most of the issued restricted shares except annual grants to independent Directors which vest at the next annual meeting of stockholders. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is recorded at the closing price on the grant date and amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	40,933	$7.42
Granted	118,934	$5.03
Vested	(40,933)	$7.42
Forfeited	(15,500)	$5.15
Unvested, December 31, 2017	103,434	$5.01

As of December 31, 2017, there was $0.3 million of total unrecognized compensation costs related to non-vested restricted share-based compensation. The remaining cost is expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the year ended December 31, 2017 was $0.3 million.

Juniper grants performance-based restricted stock units to employees which vest upon the occurrence of certain operational and strategic events that were determined by the Company’s Board of Directors.   A summary of the Company’s performance-based restricted stock activity for the year ended December 31, 2017 is as follows:

Performance-based Restricted Stock Units
Unvested, December 31, 2016	—
Granted	186,000
Vested	—
Forfeited	(109,550)
Unvested, December 31, 2017	76,450

No performance-based restricted stock units were awarded during the year ended December 31, 2016. None of the outstanding performance-based restricted stock units were deemed probable of vesting at December 31, 2017. On January 8, 2018, the Company announced the 4.5-year extension of its supply agreement for Crinone with an affiliate of Merck KGaA, Darmstandt, Germany. On February 7, 2018, the Company’s Compensation Committee of the Board of Director approved the vesting of 27,800 awards affiliated with this performance condition and as a result the Company will record a charge to stock compensation expense during the first quarter of 2018 totaling $0.2 million.

10.	Legal Proceedings

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

11.	Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments: product and service. The product segment oversees the supply chain and manufacturing of Crinone, the Company’s sole commercialized product. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs and managing certain preclinical activities including manufacturing of the Company’s pipeline products. In September 2013, the Company acquired Juniper Pharma Services, a U.K.-based provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. The Company has integrated its supply chain management for its sole commercialized product, Crinone into those operations and have therefore sought to capture synergies by transferring all operational activities related to its historic business.  The Company owns certain plant and equipment physically located at third-party contractor facilities in the United Kingdom and Switzerland. The Company conducts its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services.

The Company’s largest customer, Merck KGaA, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world excluding the U.S. The Company’s primary domestic customer, Allergan, is responsible for the commercialization and sale of progesterone products in the United States. In November 2016, the Company entered into an agreement with Allergan to monetize future royalty payments.  Under the agreement, the Company received a one-time payment of $11.0 million representing all future U.S. royalty amounts payable.  This amount was included in revenue in the year ended December 31, 2016.  The following tables show selected information by geographic area (in thousands):

Revenues:

	Year Ended December 31,
	2017	2016	2015
United States	$10,464	$19,955	$7,677
Switzerland	33,264	27,302	23,139
United Kingdom	3,559	4,632	4,422
Other countries	2,692	2,684	3,049
Subtotal international	39,515	34,618	30,610
Total	$49,979	$54,573	$38,287

Total assets:

	December 31,
	2017	2016
United States	$21,683	$21,423
Switzerland	1,366	4,673
United Kingdom	38,129	31,288
Other countries	42	187
Total	$61,220	$57,571

Long-lived assets:

	December 31,
	2017	2016
United States	$523	$663
Switzerland	535	369
United Kingdom	15,064	13,468
Other countries	2	2
Total	$16,124	$14,502

The following summarizes other information by segment for the year ended December 31, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$32,688	$—	$32,688
Service revenues	—	17,291	17,291
Total revenues	32,688	17,291	49,979
Cost of product revenues	19,013	—	19,013
Cost of service revenues	—	9,948	9,948
Total cost of revenues	19,013	9,948	28,961
Gross profit	$13,675	$7,343	$21,018
Total operating expenses			24,881
Total non-operating income			1,617
Income before income taxes			$(2,246)

The following summarizes other information by segment for the year ended December 31, 2016 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$27,211	$—	$27,211
Service revenues	—	13,065	13,065
Royalties	14,297	—	14,297
Total revenues	41,508	13,065	54,573
Cost of product revenues	15,595	—	15,595
Cost of service revenues	—	8,698	8,698
Total cost of revenues	15,595	8,698	24,293
Gross profit	$25,913	$4,367	$30,280
Total operating expenses			25,001
Total non-operating income			763
Loss before income taxes			$6,042

The following summarizes other information by segment for the year ended December 31, 2015 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$22,891	$—	$22,891
Service revenues	—	11,651	11,651
Royalties	3,745	—	3,745
Total revenues	26,636	11,651	38,287
Cost of product revenues	13,053	—	13,053
Cost of service revenues	—	8,361	8,361
Total cost of revenues	13,053	8,361	21,414
Gross profit	$13,583	$3,290	$16,873
Total operating expenses			18,746
Total non-operating income			382
Income before income taxes			$(1,491)

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

Customer Concentration

The following table presents information about Juniper’s revenues by customer, including product sales, royalty and license revenue and service revenues for each customer accounting for 10% or more of consolidated revenues in any of the three years ended December 31 by segment:

Product

	Year Ended December 31,
	2017	2016	2015
Merck KGaA	100%	66%	86%
Allergan	-	34	14
Total	100%	100%	100%

At December 31, 2017 and 2016, Merck KGaA accounted for 100% of the product segment accounts receivable.

Service

One of our customers in our service segment represented 33% of total service revenue for the year ended December 31, 2017.   No other customers accounted for 10% or more of total service revenue for the year ended December 31, 2017. No customers accounted for 10% or more of total service revenue for the years ended December 31, 2016 and 2015.

At December 31, 2017, one customer accounted for 53% of total service segment net accounts receivable. At December 31, 2016, two customers accounted for 18% and 13% of total service segment net accounts receivable. At December 31, 2015 one customer accounted for 18% of total service segment accounts receivable.

Patent Expiration

Juniper is a pharmaceutical company focused on developing novel intra-vaginal therapeutics that address unmet medical needs in women’s health. All of the Company’s product sales are outside the United States. The patent for Crinone has expired in all countries other than Argentina. This product accounts for approximately 65% of the Company’s revenues and a higher percentage of gross profit.

Sources of Supply

The major raw materials the Company uses in its products and product candidates are polycarbophil and progesterone. Medical grade, cross-linked polycarbophil, the polymer used in the BDS-based product is currently available from only one supplier, Lubrizol Inc. (“Lubrizol”). The Company believes that Lubrizol will supply as much of the material as it requires because the product ranks among the highest value-added uses of the polymer. In the event that Lubrizol cannot or will not supply enough polycarbophil to satisfy the Company’s needs, however, Juniper will be required to seek alternative sources of supply.

Only one supplier of progesterone for Crinone is approved by regulatory authorities outside the United States. Juniper has not experienced production delays due to shortages of progesterone. Beginning in 2017, this supplier increased the price for its progesterone. The second supplier has been approved in several countries and is in the regulatory approval process in numerous other countries. The Company expects to receive regulatory approval for this second supplier in the countries where it sells Crinone within the next two years.

12.	Quarterly Financial Information (Unaudited)

The following table sets forth specific unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2017 (in thousands). This information is unaudited, but in the opinion of management, it has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$11,247	$13,956	$12,986	$11,790
Gross profit	4,691	6,306	5,267	4,754
Operating expenses	6,146	6,662	6,802	5,271
(Loss) income from operations	(1,455)	(356)	(1,535)	(517)
Net (loss) income	(1,441)	(376)	(1,410)	1,167
(Loss) income per common share:
Basic	$(0.13)	$0.01	$(0.13)	$0.11
Diluted	$(0.13)	$(0.03)	$(0.13)	$0.11

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$10,477	$11,610	$11,556	$20,930
Gross profit	4,127	5,143	5,851	15,159
Operating expenses	5,865	7,420	5,674	6,042
(Loss) income from operations	(1,738)	(2,277)	177	9,117
Net (loss) income	(1,643)	(2,268)	248	9,614
(Loss) income per common share:
Basic	$(0.15)	$(0.21)	$0.02	$0.89
Diluted	$(0.15)	$(0.21)	$0.02	$0.88

The explanation for major variances from the fourth quarter for the year ended December 31, 2016 are:

1.

In the fourth quarter of 2016, the Company entered into an agreement with Allergan to monetize future royalty payments due to us. Under the agreement, we received a one-time non-refundable payment of $11.0 million in exchange for which Allergan will no longer be required to make future royalty payments to us

13.     Restructuring Charges

          In September 2017, the Company announced a corporate reprioritization which aimed to re-focus its resources on the core businesses of Crinone progesterone gel and JPS and reduce expenditures on research and development activities associated with the Company’s IVR program with the goal of potentially identifying a partner for one or more of its IVR product candidates. As a result, during the fiscal year ended December 31, 2017, the Company incurred approximately $0.8 million in restructuring charges. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.

The following table summarizes the components of the Company’s restructuring activity recorded in the accompanying balance sheet (in thousands):

	Amounts accrued at December 31, 2016	Expense incurred during the year ended December 31, 2017	Amounts paid during the year ended December 31, 2017	Amounts accrued at December 31, 2017

Employee severance, benefits and related costs	$—	$412	$(340)	$72
Obligations under manufacturing and development contracts	—	296	(13)	283
	$—	$708	$(353)	$355

In addition, approximately $17,000 in stock-based compensation expense associated with the modification of the exercise period on options held by an executive, approximately $14,000 related to fixed asset impairments resulting from the discontinuation of use on assets associated with programs terminated and approximately $37,500 in prepaid amortization associated with manufacturing contracts were recorded to Restructuring charges. In total, for the year ended December 31, 2017, the Company incurred $0.8 million in restructuring charges.

No significant additional charges are anticipated relating to this restructuring plan. The Company expects to pay approximately $0.2 million and $0.1 million in 2018 and beyond, respectively.