Form 10-K/A
period 2017-12-31
JUNIPER PHARMACEUTICALS INC
filed 2018-04-30
CIK 821995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the adjusted closing price on that date of $5.05, was $52,653,764.

The number of shares of Common Stock of Juniper Pharmaceuticals, Inc. issued and outstanding as of March 2, 2018 is 10,975,208.

Explanatory Note

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from Juniper Pharmaceutical, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed on March 9, 2018. Except as otherwise expressly set forth in this amendment, no portion of the Annual Report on Form 10-K filed on March 9, 2018 is being amended or updated by this amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board in General

The Board is currently comprised of eight members, each of whose current term of office as a director expires at our 2018 annual meeting of stockholders. The Board can fill vacancies and newly created directorships, as well as provide for a greater or lesser number of directors.

Biographical information with respect to our directors is provided in the table below.

There are no arrangements or understandings between any of our directors and any other persons pursuant to which such director was selected as a director. There are no family relationships among any of the executive officers and directors of the Company.

Name	Position with the Company	Age	Director Since
Dr. Cristina Csimma	Director	59	2010
James A. Geraghty	Chairman of the Board	63	2015
Jennifer Good	Director	53	2017
Dr. Mary Ann Gray	Director	65	2016
Ann Merrifield	Director	67	2015
Richard Messina	Director	55	2018
Dr. Nikin Patel	Director and Chief Operating Officer	45	2013
Alicia Secor	Director and Chief Executive Officer	55	2016

Cristina Csimma, PharmD, MHP has been a director of the Company since September 2010. She serves on the Board of Directors of Neuralstem, Inc. (nervous system diseases). She has also been Executive Chair of Exonics Therapeutics, Inc. (a rare disease company), November 2016 to November 2017, and has been engaged in strategic advisory roles with the biopharmaceutical and venture capital industries, as well as government and patient organizations. She was also a board director at Vtesse Inc. (a rare disease company) from January 2015 until its acquisition in March 2017.  Dr. Csimma was a President and the founding Chief Executive Officer of Cydan Development, Inc. (therapeutics for orphan diseases) from November 2012 until April 2014, and was a director of the company from November 2012 through December 2014. Prior to that she served as Vice President, Drug Development, of Virdante Pharmaceuticals, Inc., from January 2009 to May 2011. She was a principal of Clarus Ventures, LLC (life sciences venture capital) from 2006 through 2008. She held clinical development roles at Wyeth Research (pharmaceuticals) from 2000 to 2006, at Genetics Institute from 1988 to 2000, and was a Clinical Pharmacist with Dana-Farber Cancer Institute from 1983 to 1988.

Dr. Csimma has also served in advisory roles including the National Institutes of Health’s External Oversight Committee for the Blueprint Neurotherapeutics Network since January 2015, the Rockefeller University’s Robertson Therapeutics Development Fund Review Committee since January 2014, the National Institutes of Health’s Executive Oversight Board for NeuroNext since January 2013 and the Muscular Dystrophy Association’s Scientific Advisory Board for MDA Venture Philanthropy since December 2008.  Dr. Csimma has also served on the Treat-NMD Advisory Committee for Therapeutics from July 2009 through the present.  Dr. Csimma holds a B.S. and Doctor of Pharmacy degrees from the Massachusetts College of Pharmacy and Allied Health Sciences, and a Master of Health Professions from Northeastern University.

Qualifications: Dr. Csimma has extensive experience in drug development, fund raising and company building in the biopharmaceutical industry, and venture capital, and has led global programs in multiple therapeutic areas.

James A. Geraghty has served as a member of the Board since May 2015, and was elected Chairman of the Board in July 2015. From May 2013 to October 2016, Mr. Geraghty served as an Entrepreneur in Residence at Third Rock Ventures, a leading biotech venture and company-formation fund. From April 2011 to December 2012, Mr. Geraghty served as Senior Vice President, North America Strategy and Business Development at Sanofi (pharmaceuticals), which he joined upon its acquisition of Genzyme Corporation (“Genzyme”).  Mr. Geraghty spent the 20 prior years at Genzyme, where his roles included Senior Vice President International Development, President of Genzyme Europe, and General Manager of Genzyme’s cardiovascular business. Mr. Geraghty has served as Chairman of the Board of Idera Pharmaceuticals (biotechnology) since 2013, and as a member of the board of directors of Voyager Therapeutics, Inc. (gene therapy) since 2014. Mr. Geraghty is also a member of the Fulcrum Therapeutics, Inc., of Pieris

Pharmaceuticals, and of the BIO Ventures for Global Health boards. He started his career in healthcare strategy consulting at Bain and Company.

Mr. Geraghty holds a J.D. from Yale Law School, M.S. from the University of Pennsylvania and a B.A. from Georgetown University.

Qualifications: Mr. Geraghty is an industry leader with 30 years of strategic and leadership experience, including more than 20 years as a senior member of executive teams at biotechnology companies developing and commercializing innovative therapies.

Jennifer Good has been a director of the Company since September 2017. Ms. Good is the co-founder of Trevi Therapeutics (“Trevi”) and has served as a director as well as the Company’s President and Chief Executive Officer since inception in 2011, raising financing through Series C capital and overseeing the development of Nalbuphine ER into Phase 3 development. Prior to founding Trevi, Ms. Good held various positions at Penwest Pharmaceuticals Co. from 1997 to 2010 including President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, where she successfully led the transition of a publicly traded life sciences company from a development stage company to generating annual revenues in excess of $50 million with strong profitability. The Company was acquired by its strategic partner in 2010.

Ms. Good received a Bachelor of Business Administration degree with a Concentration in Accounting from Pacific Lutheran University in 1987 and is a Certified Public Accountant licensed by the State of Washington, although her license is currently inactive. Ms. Good is a board member of the Friedreich's Ataxia Research Alliance (FARA), which is a patient advocacy group advancing treatments for the cure of Friedreich's Ataxia. Ms. Good serves on FARA’s Executive, Business Development and Finance Committees. Ms. Good is also the Treasurer for a non-profit organization, Newtown Youth and Family Services, which provides mental health services and programs to support the community.

Qualifications: Ms. Good has a background in executive operations, with expertise in financial strategy and business development.

Mary Ann Gray, Ph.D. has been a director of the Company since March 2016. Since 2003, Dr. Gray has served as President of Gray Strategic Advisors, LLC, which provides strategic advice to both public and private biotechnology companies. Previously, she spent three and a half years with the Federated Kaufmann Fund focusing on both public and private healthcare investments. Prior to joining the Kaufmann Fund, Dr. Gray was a sell-side biotechnology analyst for nine years with Kidder Peabody, Dillon Read and Raymond James. She also held scientific positions at Schering Plough and NeoRx (oncology specialty pharmaceuticals). Since 2010, Dr. Gray has served on the board of directors of Senomyx, Inc. (“Senomyx”) (biotechnology flavor ingredients). Until December 2017, she served on the board of directors of Galena Pharmaceuticals (cancer immunotherapy).  Until 2016, she also served on the boards of Acadia Pharmaceuticals, Inc. (“Acadia”) (CNS disorders) and TetraLogic Pharmaceuticals Corporation (“TetraLogic”) (oncology and infectious disease therapeutics). At Senomyx she is the chairman of the compensation committee and lead independent director, and at Galena she was a member of the nominating and governance committee and audit committee chair. At Acadia she served as chairman of the audit committee and also served on the compensation committee. Dr. Gray previously served on the board of directors of Dyax Corp., beginning in 2001, and served as its lead director from 2010 until its acquisition by Shire plc (specialty biopharmaceuticals) in January 2016. Earlier in her career, Dr. Gray managed pre-clinical toxicology studies for the National Cancer Institute through Battelle Memorial Institute and worked in the hospital laboratory.

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

She is also a director of Flexion Therapeutics (non-opioid pain therapies), Chair of the board of InVivo Therapeutics (spinal cord injury), and is a trustee of a portfolio of MassMutual investment funds.

Ms. Merrifield earned a B.A. in Zoology and a Master of Education from the University of Maine, and an M.B.A from the Amos Tuck School of Business at Dartmouth College.

Qualifications: Ms. Merrifield is a seasoned business executive with broad-ranging strategy development and leadership experience in the biotech sector as well as substantial corporate board experience.

Richard Messina has been a director of the Company since March 2018. Mr. Messina is the Founder, President and Chief Executive Officer of The Benchmark Company, LLC, an investment banking and financial advisory firm. Mr. Messina founded The Benchmark Company, LLC, in 1988.

Mr. Messina holds a B.A. from the University of Massachusetts, Amherst.

Qualifications: Mr. Messina has been a long-term shareholder in the company and has broad investment experience.

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

Alicia Secor has served as the Company’s Chief Executive Officer and President since August 2016.  Previously, she served as the Chief Commercial Officer of Zafgen Inc., a biopharmaceutical company, from January 2014 to July 2016. From August 2013 to October 2013, she served as Senior Vice President and Chief Operating Officer of Synageva BioPharma Corp., a biotechnology company. Previously, from November 1998 to July 2013, Ms. Secor spent 15 years at Genzyme, where she held various leadership positions, most recently as Vice President and General Manager of Metabolic Diseases, a global business with five marketed products, including two products for orphan diseases. Prior to this role, she was Vice President and General Manager of Biosurgical Specialties, a surgical device business focused on adhesion prevention and other novel applications for biomaterials. Prior to Genzyme, Ms. Secor held positions at Alkermes, Inc. in business development, at Centocor, Inc. (a Johnson & Johnson Company) in clinical and commercial operations, and began her career at Pfizer Inc. as a hospital-based sales representative. Ms. Secor also serves as a member of the Board of Directors for the Foundation for Prader-Willi Research. Ms. Secor is a director on the Board of GW Pharmaceuticals plc, and also serves as a member of the Board of Directors for the Foundation for Prader-Willi Research. She received her M.B.A. from Northeastern University, and her B.S. in Healthcare Administration from the University of New Hampshire.

Qualifications: Ms. Secor has a wide-ranging business background, including cross-functional and senior leadership roles in the pharmaceutical and healthcare industry with particular experience in biopharmaceuticals, biotechnology and drug development.

Executive Officers

Our executive officers as of April 27, 2018 are as follows:

Name	Age	Position with the Company
Alicia Secor	55	President and Chief Executive Officer
Jeffrey Young	45	Chief Financial Officer
Dr. Nikin Patel	45	Chief Operating Officer

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

Dr. Nikin Patel. For Dr. Patel’s biography, please see above under “The Board in General.”

Audit Committee

The current members of our Audit Committee are Dr. Mary Ann Gray (Chair), Jennifer Good and James A. Geraghty.

The committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2017 the committee held seven meetings. The primary function of the Audit Committee is to oversee Juniper’s reporting processes on behalf of the Board and to report the results of its activities to the Board. The Audit Committee’s duties and responsibilities are to, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 (the “Exchange Act”), and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to the Company. The Company is required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) of the Exchange Act with respect to our Company, we believe that during 2017 all of our executive officers, directors, and 10% stockholders complied with the Section 16(a) requirements.

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

The current members of our Compensation Committee are Ann Merrifield (Chair), Dr. Cristina Csimma and Jennifer Good. Each of these individuals has been determined by the Board to be independent within the meaning of the applicable Nasdaq Marketplace Rules.

The Compensation Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2017, the Compensation Committee held nine meetings. The Compensation Committee has the authority under its charter to retain, direct and oversee the work of compensation consultants and legal counsel to provide guidance on matters related to executive compensation and other related matters; provided, however, that the Compensation Committee must take into account certain independence factors outlined in the Nasdaq Marketplace Rules in making their selections. The Committee engaged Radford, an Aon plc company, (“Radford”) as its executive compensation consultant to provide executive and non-employee director compensation consulting services.  The Compensation Committee determined that Radford is independent under applicable Nasdaq rules and that their work did not raise any conflicts of interest. Radford did not provide any services to the Company in 2017, other than to the Compensation Committee.

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

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented based on our pay-for-performance compensation philosophy. Our named executive officers for 2017 were Alicia Secor, President and Chief Executive Officer; Jeffrey Young, Chief Financial Officer; Dr. Nikin Patel, Chief Operating Officer; and Dr. Bridget A. Martell, former Chief Medical Officer.

Effective September 18, 2017, Dr. Martell resigned as our Chief Medical Officer.

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

As part of the review process, the Chief Executive Officer provides to the Compensation Committee an individual assessment of the major accomplishments of each other executive officer over the prior year and recommends compensation for each such executive officer to the Compensation Committee. The Compensation Committee evaluates the performance of our Chief Executive Officer and recommends to the non-employee members of the Board for their approval all compensation elements and amounts to be awarded to our Chief Executive Officer. Our Chief Executive Officer and our Chief Operating Officer, who are members of the Board, do not participate in Board decisions relating to their compensation. The key metrics we use to measure the performance of our executive officers can be grouped into the following categories:

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

Public Company Peer Group

To understand external competitiveness, the Compensation Committee compares each element of total compensation against a peer group of publicly traded pharmaceutical and biotechnology companies. At the Compensation Committee’s request, Radford undertook a review of the Company’s peer group and provided recommendations to the Compensation Committee based on their findings. Based, in part, on Radford’s recommendations, the Compensation Committee revised the Company’s peer group, based on the following key factors: market capitalization, industry focus defined as commercial biotechnology and pharmaceutical companies, stage of development (defined as a mix of Phase 2 and Phase 3 and marketed products), revenue, and number of employees. Adverum Biotechnologies, Inc., Corium International, Inc., Dicerna Parmaceuticals, Inc., Ignyta, Inc. and Peregrine Pharmaceuticals Inc. were additions to the 2017 peer group replacing Athersys, Inc., Cytokinetics, Incorporated, and OncoGenex Pharmaceuticals, Inc., each of which was removed due to market capitalization that had moved well outside of the Company’s comparable range.

The Compensation Committee, with Radford’s input and advice, approved the following companies as our public company peer group for 2017:

Adverum Biotechnologies Inc.	ADVM
Alimera Sciences, Inc.	ALIM
Antares Pharma, Inc.	ATRS
Assembly Biosciences, Inc.	ASBM
Argos Therapeutics, Inc.	ARGS
Athersys, Inc.	ATHX
BioDelivery Sciences International, Inc.	BDSI
Caladrius BioSciences, Inc. (formerly NeoStem, Inc.)	CLBS
Codexis, Inc.	CDXS
Corium International, Inc.	CORI
CTI BioPharma Corp.	CTIC
Dicerna Pharmaceuticals, Inc.	DRNA
Elite Pharmaceuticals, Inc.	ELTP
Endocyte, Inc.	ECYT
Ignyta, Inc.	RXDX
Ocera Therapeutics Inc.	OCRX
Pain Therapeutics, Inc.	PTIE
Paratek Pharmaceuticals, Inc. (formerly Transcept Pharmaceuticals, Inc.)	PRTK
Peregrine Pharmaceuticals Inc.	PPHM
Rigel Pharmaceuticals, Inc.	RIGL
XOMA Corporation	XOMA
Zogenix, Inc.	ZGNX

The Role of Stockholder “Say-on-Pay” Votes

As required by Section 14A of the Exchange Act, the Company provides its stockholders with the opportunity to cast an annual advisory vote to approve the compensation of our named executive officers. At the Company’s 2017 Annual Meeting, approximately 61% of the votes cast at that meeting voted in favor of the proposal. The Compensation Committee regularly reviews all elements of compensation to ensure that we remain competitive in the market and to ensure that overall compensation, including the mix of stock and cash, is aligned with our business objectives, our performance and the interests of our stockholders. In particular, to enhance our commitment to performance-based compensation, we added time and performance-based restricted stock unit awards to our equity compensation program in 2017 and, in 2017, we granted our executive officers a mix of stock options subject to time-based vesting, restricted stock units subject to time-based vesting and restricted stock unit awards that vest only if we achieve certain specified objective performance criteria. With these changes, we believe that our stockholders will generally approve of and continue to support our core compensation principles and our executive compensation program. The Compensation Committee will continue to consider changes to our executive compensation program as appropriate in response to input from stockholders and evolving factors such as the business environment and competition for talent.

Components of our Executive Compensation Program

Total compensation for our named executive officers generally consists of a mix of cash and equity awards. Base salaries and annual incentive bonuses are paid in cash. Long-term incentives are provided in the form of stock option awards and restricted stock units subject to both time- and performance-based vesting. Named executive officers are also eligible to participate in our employee benefits programs on the same terms as other employees.

Each primary component of compensation and the purpose of such element is summarized in the table below.

Component	Purpose/Description

Base salary	Competitive fixed income for performance of day-to-day responsibilities.

Annual incentive bonus	Rewards achievement of annual goals that support short-term (annual) business objectives.

Equity compensation

Fosters a culture of ownership, aligns compensation with stockholder interests, promotes long-term retention with the Company and incentivizes operational success and long-term value creation for our stockholders. Consists primarily of stock options and restricted stock units subject to both time and performance-based vesting.

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

The 2017 base salaries of each of our named executive officers were as follows:

Name and principal position	2016 Base	2017 Base	% change
Alicia Secor	$410,000	$459,200	12%
President and Chief Executive Officer

Jeffrey Young(1)	N/A	$355,000	NA
Senior Vice President, Finance, Chief Financial Officer
and Treasurer

Dr. Nikin Patel (2)	$253,163	$310,137	23%	(3)
Chief Operating Officer

Dr. Bridget A. Martell	$320,000	$360,000	13%
Former Chief Medical Officer

(1)	Mr. Young joined the Company in January 2017.
(2)

The amount shown for Dr. Patel represents his 2016 and 2017 base salary designated in British pound (£205,218 and £229,884, respectively) and converted to U.S. dollars for purposes of this table, using an exchange rate as of December 31, 2016 and 2017 of 1.23363 and 1.34912, respectively.

(3)

The percentage increase is in part attributable to foreign exchange rate fluctuations. The actual percentage increase in GBP is 12%, and this increase is in part balanced out by a decrease in Dr. Patel’s target bonus level from 55% to 45%.

The 2017 base salaries for our Chief Executive Officer, Chief Operating Officer and Chief Medical Officer were below the 50th percentile for comparable positions at peer group companies. The 2017 base salaries for our Mr. Young, Chief Financial Officer, was at the 50th percentile for comparable positions at peer group companies.

Annual Cash Incentive Bonuses

We maintain an annual cash incentive program (the “Incentive Plan”), the purpose of which is to motivate and reward the attainment of annual Company and individual performance goals. For our named executive officers, annual incentive opportunities, which are expressed as a percentage of base salary, can range from 0% to 150% of targeted levels, depending on the attainment of pre-established Company base performance goals and individual goals for the particular year, or up to 200% if certain specified stretch Company performance goals were achieved. In order for any named executive officer to be eligible to receive an annual incentive bonus, the Company must achieve at least 50% of the pre-established target corporate goals (as described below).

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

The extent to which corporate goals are achieved is assessed by the Compensation Committee with input from the Chief Executive Officer and other members of management. The Compensation Committee and the Board consider the following in determining cash bonuses:

•	The extent to which base and stretch corporate goals are achieved or exceeded;
•	The overall success of the Company throughout the year as determined by factors such as progress in key programs, execution of the strategic plan, and share price; and
•	For executive officers other than the Chief Executive Officer, achievement of individual performance goals.

2017 Annual Cash Incentive Bonuses

Bonus targets for 2017 for Ms. Secor, Mr. Young and Drs. Patel and Martell were 60%, 45%, 45% and 40% of their base salaries, respectively.

The following table summarizes the Company’s goals for 2017 and the Compensation Committee’s determination with respect to the achievement level of each such goal.

Company Goal	Weight	Achievement
Financial Goals
Establish an IVR product partnership with a company by the end of 2017	20%	0%
Complete 2017 with no new material weaknesses identified through implementation and maintenance of robust financial processes	10%	10%
Operational Goals
Achieve a specified service revenue and GP target for 2017*	15%	18%
Deliver target of at least 99% for Crinone sub-lots against the initial firm 4-month forecast received from Merck	15%	17%
Clinical Goals
Qualify and secure a second source of EVA medical grade	10%	0%
Define go-forward decision by year-end for JNP-0201 and JNP-0301 supported by either a successful US PIND meeting for JNP-0201 or FDA endorsement of clinical development protocol design for JNP-0301	15%	15%
Confirm validation of IVR technology by using a successful formulation in a positive sheep study (PK and Tolerability)	15%	15%
Total	100%	75%
Stretch Goals
Complete 2 inbound non-IVR asset transactions	25%	0%
IND submission for one IVR pipeline program	25%	0%
Total including Stretch Goals	150%	75%

*

The above-described metrics include highly sensitive data. We do not disclose the specific target levels for this metric because we believe that such disclosure would result in competitive harm to our Company. Revealing this metrics could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products. We believe each of these target levels were designed to be challenging but attainable under assumed conditions if we had what we considered to be a successful year.

The Compensation Committee recognized the Company’s achievement of the 2017 goals at 75% in the aggregate, which was more than the required 50% minimum achievement level for corporate goals.

In the case of Ms. Secor, 100% of bonus eligibility is based on achievement of the corporate goals.  For the other executive officers, 80% of bonus eligibility is based on achievement of the corporate goals and the other 20% of bonus eligibility is determined based on achievement of individual performance goals.  Individual performance goals were established for each of the other named executive officers in the first quarter of 2017.

The individual performance goals for Mr. Young were as follows: (i) ensure robust internal control process and compliance with all necessary Public Company Accounting Oversight Board requirements by December 31, 2017; (ii) ensure that (a) identified material weaknesses are remediated and (b) no new material weaknesses are identified at December 31, 2017; (iii) financial process and reporting improvement; (iv) establish a cohesive international finance team; and (v) develop and hire top talent to effectively service the Company. The individual performance goals for Dr. Patel were as follows: (i) determine the path forward and options for future Nottingham facility site; (ii) establish Crinone capacity requirements to 2020 and implement changes to ensure sufficient capacity to deliver on current Merck contract requirements, and (iii) invest in ongoing executive development. In the case of each Mr. Young and Dr. Patel, the Compensation Committee determined that these individual performance goals were achieved at the 100% level. Dr. Martell resigned effective September 18, 2017 and was not eligible to receive a cash incentive bonus for 2017.

The 2017 annual cash incentive bonus targets and the actual annual cash incentive payments made to the named executive officers based upon achievement of the corporate and individual goal described above were as follows:

Name	Position	2017 Target Annual Incentive Bonus Target		2017 Annual Incentive Bonus Paid
Alicia Secor	President and Chief Executive Officer	$275,520		$206,640
Jeffrey Young	Senior Vice President, Finance, Chief Financial Officer and Treasurer	$159,750		$127,801
Dr. Nikin Patel	Chief Operating Officer	$139,458	(1)	$114,545	(2)
Dr. Bridget A. Martell	Chief Medical Officer	$144,000		—	(3)

(1)

The amount shown for Dr. Patel represents a target amount that was designated in British pound (£103,448) and converted to U.S. dollars for purposes of this table, using an exchange rate as of February 28, 2018 of 1.3841 U.S. dollars for each British pound.

(2)

The amount shown for Dr. Patel represents a target amount that was designated in British pound (£82,758) and converted to U.S. dollars for purposes of this table, using an exchange rate as of February 28, 2018 of 1.3841 U.S. dollars for each British pound.

(3)	Dr. Martell resigned as the Company’s Chief Medical Officer effective September 18, 2017 and was not eligible to receive a cash incentive bonus for 2017.

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

Newly hired employees, including executive officers, may be granted equity awards effective on the first day of employment, with such equity awards granted in the form of stock options having an exercise price set at the fair market value (i.e., the closing price) of our Common Stock on the Nasdaq Global Market on the employment start date. Our employees’ start dates are scheduled without regard to anticipated financial reporting dates or other major announcements by the Company.

We have historically made an annual grant of stock options at the time of the annual review of each executive’s performance, usually in February or early March of each year. Stock option grants typically vest over four years to provide an incentive for employees to remain with the Company and to increase stockholder value.

The Compensation Committee determined, based on its review of overall compensation practices, and equity compensation practices specifically, and with input from Radford, to modify its equity compensation structure for 2017 to enhance our commitment to performance-based compensation and a pay-for-performance philosophy.  Accordingly, in 2017, the Compensation Committee granted grant equity awards in the form of time-based stock options, time-based restricted stock units and performance-based restricted stock units.  The performance conditions are long-term in nature, where achievement criteria are difficult to achieve and if achieved deliver stockholder value.  We also consider stock options to be performance-based as they have value only if and to the extent that the Company’s stock price increases.  The value of restricted stock units is also dependent on the price of our Common Stock, which further incentivizes executive officers to increase stockholder value.

In determining the equity awards for 2017, the Compensation Committee concluded as follows: (1) the value of equity awards should be comparable to those provided by our peer group of companies; (2) the aggregate grants should be limited, so as not to exceed a predetermined dilution effect; and (3) the grants to executive officers should be within a range that is appropriate from a Company-wide internal fairness perspective.

Based on these determinations, on March 3, 2017, Ms. Secor was granted an option to purchase 127,500 shares of Common Stock, 26,200 restricted stock units subject to time-based vesting and 50,000 restricted stock units subject to performance-based vesting; Mr. Young was granted 25,000 restricted stock units subject to performance-based vesting; Dr. Patel was granted an option to purchase 53,000 shares, 11,000 restricted stock units subject to time-based vesting and 25,000 restricted stock units subject to performance-based vesting; and Dr. Martell was granted an option to purchase 74,900 shares of Common Stock, 15,500 restricted stock units subject to time-based vesting and 30,000 restricted stock units subject to performance-based vesting.  On April 11, 2017, following an additional review of Dr. Patel’s compensation, Dr. Patel was granted an additional option to purchase 10,000 shares of Common Stock and an additional 5,000 restricted stock units subject to performance-based vesting.

On January 3, 2017, in connection with his hire, Mr. Young received an inducement grant of an option to purchase 170,000 shares of the Company’s Common Stock, which vests over four years from the grant date, with 25% of the shares subject to the option vesting on each of the first four anniversaries of the grant date.

Each of the stock options and time-based restricted stock units granted to the named executive officers vests over four years from the grant date, with 25% of the shares underlying the award vesting on each of the first four anniversaries of the grant date.  Performance-based restricted stock units are earned and vest upon the Compensation Committee’s certification of achievement of the specific performance criteria by defined dates as follow:

Vesting Percentage	Performance Condition	Achievement Date

25%	Execution of a strategic ‘new-product’ related transaction	December 31, 2017

20%	Successful completion of a targeted financing	December 31, 2017

20%

Confirmation of successful drug delivery, as measured by human clinical data which confirms the product can deliver an adequate dose of drug, with the IVR technology in human clinical trial for a commercially relevant indication

December 31, 2018

20%	Execution of Merck KGaA extension contract	December 31, 2018

15%	Targeted organic revenue growth of Juniper Pharma Services Limited (UK)*	December 31, 2019

*The above-described metrics include highly sensitive data. We do not disclose the specific target levels for this metric because we believe that such disclosure would result in competitive harm to our Company. Revealing this metrics could potentially reveal insights about our commercialization plans and research and other objectives that our competitors could use against us in the marketplace for similar pharmaceutical products. We believe each of these target levels were designed to be a stretch to achieve.

Upon the Compensation Committee’s certification in February 2018 of achievement of execution of the extension of the Merck KGaA contract in January 2018, 20% of these restricted stock units vested. The performance conditions with an achievement date of December 31, 2017 were not achieved and therefore the portion of those awards attributable to those performance criteria expired as of December 31, 2017. Dr. Martell’s restricted stock units subject to performance-based vesting expired upon her resignation from the Company on September 18, 2017.

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

Compensation Policy Implementation in 2018

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

At the Compensation Committee’s request, Radford undertook a review of the Company’s peer group and provided recommendations to the Compensation Committee based on their findings. Based, in part, on Radford’s recommendations, the Compensation Committee revised the Company’s peer group for 2018, based on the following key factors: market capitalization, industry focus defined as biotechnology and pharmaceutical companies and contract development companies, stage of development (defined as a mix of Preclinical, Phase 1, 2 and Phase 3 and marketed products), revenue, and number of employees.

The Compensation Committee, with Radford’s input and advice, approved the following 19 companies as our 2018 peer group:

Adverum Biotechnologies, Inc. (ADVM)	Dicerna Pharmaceuticals, Inc. (DRNA)
Antares Pharma, Inc. (ATRS)	Elite Pharmaceuticals, Inc. (ELTP)
Applied Genetic Technologies Corp. (AGTC)	Endocyte, Inc. (ECYT)
Arrowhead Pharmaceuticals, Inc. (ARWR)	Fate Therapeutics, Inc. (FATE)
Assembly BioSciences, Inc. (ASMB)	NanoViricides (NNVC)
aTyr Pharma, Inc. (LIFE)	Orgenesis, Inc. (ORGS)
BioDelivery Sciences International, Inc. (BDSI)	Peregrine Pharmaceuticals, Inc. (PPHM)
Caladrius Biosciences, Inc. (CLBS)	Pfenix Inc. (PFNX)
Codexis, Inc. (CDXS)	Regulus Therapeutics Inc. (RGLS)
Dicerna Pharmaceuticals, Inc. (DRNA)	Zogenix, Inc. (ZGNX)

Following its review of the executive compensation paid by the Company’s peer group companies and other survey information provided by Radford with respect to compensation paid by biopharmaceutical and contract development companies generally, the Compensation Committee determined that an increase in the base salaries and bonus targets of our named executive officers was advisable. Accordingly, the Compensation Committee approved the following base salaries for 2018: Ms. Secor—$477,600 (25th percentile of peer group); Mr. Young—$369,200 (50th percentile of peer group); and Dr. Patel—£239,079 (50th percentile of peer group).

The 2018 target cash bonuses for the named executive officers for 2018 remain unchanged their 2017 target bonus amounts: Ms. Secor—60% (75th percentile); Mr. Young—45% (75th percentile) and Dr. Patel—45% (75th percentile).

In February 2018, the Compensation Committee approved the following equity award grants to our executive officers:  Ms. Secor—an option to purchase 110,000 shares of Common Stock and 50,500 restricted stock units subject to time-based vesting; Mr. Young—an option to purchase 40,000 shares of Common Stock and 18,400 restricted stock units subject to time-based vesting; and Dr. Patel— an option to purchase 40,000 shares of Common Stock and 18,400 restricted stock subject to time-based vesting.

Termination or Change of Control

We are party to employment agreements with each of Ms. Secor, Mr. Young and Dr. Patel and were party to an employment agreement with Dr. Martell during her employment with the Company. The employment agreements provide for payments to be made to the executives if their employment is terminated under certain circumstances. We believe employment agreements can be important components of our effort to recruit and retain senior executives, particularly for companies at our stage of development and in our relatively high-risk industry.

In addition, our 2015 Plan provides for the acceleration and vesting of equity awards granted under the plan in the event of a Change of Control.  A Change in Control, as defined in the employment agreements, is the consummation of (A) any consolidation or merger of the Company resulting in a change of greater than 50% in the ownership of the Company, (B) sale or other transfer of all or substantially all of the assets of the Company and (C) any “person”  shall become the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities having the right to vote in an election of the Board. The acceleration is either single-trigger or double-trigger depending on when the award was granted, and whether any provision is made for the assumption or substitution of awards in the event of a Change of Control. Pursuant to the terms of the award agreements governing such awards, performance-based restricted stock units granted in 2017 accelerate upon a Change of Control.

A further discussion of the potential payments to be made to our named executive officers upon the termination of their employment and/or a Change of Control is set forth below under the heading “Payments upon Termination or Change of Control.”

Share Ownership Guidelines for Executive Officers

The Board adopted guidelines for executive officers to own and hold, at a minimum, that number of shares of the Company’s Common Stock having a market value of at least one times, or two times in the case of the Chief Executive Officer, the officer’s base salary on or prior to the later of (i) five years after the date of original adoption of the guidelines or (ii) five years after becoming an executive officer. For purposes of these guidelines, stock ownership includes shares held outright by the executive officer or his or her immediate family members who share a household, shares of restricted stock held by the executive officer and shares subject to vested stock options held by the executive officer. Each executive officer should make incremental progress toward the ownership goal over the course of the applicable period. The Board believes that these ownership expectations are an important tool in aligning the interests of the Company’s executive officers with the long-term interests of stockholders. All executive officers are currently meeting or are working to achieve these guidelines within the applicable phase-in period time period.

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

Generally, Section 162(m) of the Code disallows a federal income tax deduction for public company compensation in excess of $1 million paid for any fiscal year to “covered employees” of the Company. With respect to taxable years before January 1, 2018, compensation in excess of $1 million was exempt from this deduction limit if it qualified as “performance-based compensation” within the meaning of Section 162(m).  In 2017, the Compensation Committee endeavored to structure compensation to maintain deductibility under Section 162(m) of the Code to the extent practicable while maintaining the ability to provide a competitive compensation program for our named executive officers.

Recently-enacted tax legislation, effective for taxable years beginning after December 31, 2017, (1) expands the scope of Section 162(m) such that all named executive officers are “covered employees” and anyone who was a named executive officer in any year after 2016 will remain a covered employees for as long as he or she (or his or her beneficiaries) receive compensation from the Company and (2) eliminates the exception to the deduction limit for commission-based compensation and performance-based compensation except with respect to certain grandfathered arrangements in effect as of November 2, 2017 that are not subsequently materially modified.  Accordingly, compensation paid to our named executive officers in excess of $1 million will not be deductible unless it qualifies for the transition relief applicable to certain arrangements in place as of November 2, 2017, as described above.

The Compensation Committee believes that stockholder interests are best served if the Committee retains maximum flexibility to design executive compensation programs that meet stated business objectives. For these reasons, the Compensation Committee, while considering tax deductibility as a factor in determining executive compensation, may not limit such compensation to those levels that will be deductible, particularly in light of the elimination of the expansion of the covered employee group and the elimination of the exception for performance-based compensation.

Executive and Director Compensation

2017 Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus (1) ($)		Stock Awards(2) ($)	Option Awards(3) ($)		Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)		Total ($)
Alicia Secor (6)	2017	459,200	—		134,930	307,932		206,640	15,622		1,124,324
President and Chief Executive Officer	2016	170,883	65,127	(7)	—	1,047,305	(12)	56,391	4,613		297,014

Jeffrey Young	2017	350,563	45,000	(8)	—	448,457	(12)	127,801	10,517		982,338
Senior Vice President, Finance, Chief Financial Officer
and Treasurer

Dr. Nikin Patel (9)	2017	310,029	—		56,650	146,886		114,545	9,892		638,002
Chief Operating Officer	2016	253,157	5,612		—	243,594		89,786	7,527		356,082
	2015	271,270	—		—	106,432		169,085	8,138		448,493

Dr. Bridget A. Martell (10)	2017	256,500	—		79,825	198,301		—	217,525	(11)	752,151
Former Chief Medical Officer	2016	320,040	5,120		—	243,594		81,920	13,094		420,174
	2015	284,649	—		—	205,353		106,400	7,000		398,049

(1)	Amounts reported for 2016 include a discretionary bonus paid to the named executive officers in recognition of over-achievement for the Crinone supply goal and services revenue goals for 2016.
(2)

This column represents the grant date fair values of the restricted stock units awarded in 2017, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). For performance-based restricted stock units, the value reported reflects the value of the award at the grant date based upon the probable outcome of the performance condition. The value of the awards at the grant date assuming that the highest level of the performance conditions will be achieved would be $257,500 for Ms. Secor, $128,750 for Mr. Young, $149,000 for Dr. Patel and $154,500 for Dr. Martell. As of December 31, 2017, none of the performance conditions were deemed probable. See Note 2 to the consolidated financial statements included in our 2017 Annual Report, as filed on March 9, 2018, regarding the assumptions underlying the valuation of our equity awards.

(3)

This column represents the grant date fair values of the stock options awarded in 2017, 2016 and 2015, computed in accordance with ASC Topic 718. For Dr. Martell, the amount also includes the incremental fair value of $17,406 attributable to the modification of option awards held by Dr. Martell at the time of her termination of employment to extend the post-termination exercise period for such awards to the earlier of 180 days following termination of expiration of the award. See Note 2 to the consolidated financial statements included in our 2017 Annual Report, as filed on March 9, 2018, regarding the assumptions underlying the valuation of our equity awards.

(4)

This column represents incentive compensation earned under the Company’s Incentive Plan. See “Compensation Discussion and Analysis—2017 Annual Cash Incentive Bonuses” for information concerning the determination of these awards.

(5)

Except as otherwise noted, the amounts reported in this column include the Company’s safe harbor non-elective contribution to the named executive officers’ 401(k) savings account, or a pension plan in the case of Dr. Patel, in the amount equal to 3% of eligible compensation.

(6)	Ms. Secor was appointed President and Chief Executive Officer effective August 1, 2016. Her 2016 annualized base salary was $410,000.
(7)	The amount reported represents a $60,000 sign-on bonus payment made to Ms. Secor pursuant to the terms of her employment agreement.
(8)	The amount reported represents a $45,000 sign-on bonus payment made to Mr. Young pursuant to the terms of his employment agreement.
(9)

The amounts shown for Dr. Patel (other than for bonus, stock awards and option awards) represent amounts that were paid in British pounds and converted to U.S. dollars using an exchange rate as of December 31, 2017, 2016 and 2015 of 1.3491, 1.2336 and 1.4802 U.S. dollars, respectively, for each British pound. The amount shown in the bonus column represents an amount that were paid in British pounds and converted to U.S. dollars using an exchange rate as of the date it was paid, February 28, 2017, which was 1.24293 U.S. dollars, respectively, for each British pound.  The amounts shown for non-equity incentive plan compensation represent the amounts that were paid in British pounds and converted to U.S. dollars using an exchange rate as of the date they were paid, which was 1.3841 for his 2017 award, which was paid on February 28, 2018, 1.2429 for his 2016 award, which was paid on February 28, 2017, and 1.3877 for his 2015 award which was paid on February 29, 2016.

(10)	Dr. Martell resigned as Chief Medical Officer effective September 18, 2017. Her annualized base salary for 2017 was $360,000.
(11)

Includes cash severance payment of $180,000, vacation payout of $14,262, and continuation of medical and welfare benefits with a value of $12,957, each of which were paid pursuant to the terms of a separation agreement entered into with her in connection with her resignation.

(12)

Includes an inducement grant to Ms. Secor of an option to purchase 225,000 shares of Common Stock on July 20, 2016 and to Mr. Young of an option to purchase 170,000 shares of Common Stock on January 3, 2017.

Total Realized Compensation

To supplement the SEC-required disclosure in the 2017 Summary Compensation Table set forth above, we have included the additional table below, which shows “Total Realized Compensation,” representing the total compensation realized by each named executive officer in each of the years shown. Total compensation as calculated under SEC rules and, as shown in the 2017 Summary Compensation Table, includes several items that are driven by accounting assumptions, which are not necessarily reflective of compensation actually realized by the named executives in a particular year. The amounts reported in the Total Realized Compensation column differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for those Total amounts. Total Realized Compensation represents: (1) Total compensation, as determined under applicable SEC rules, minus (2) the aggregate grant-date fair value of restricted stock units and stock option awards (as reflected in the Stock Awards and Option Awards columns), plus (3) the value realized in the applicable year from the vesting of restricted stock units and exercises of stock options.

		Total Realized
Name and Principal Position	Year	Compensation ($)
Alicia Secor	2017	681,462
President and Chief Executive Officer	2016	297,014

Jeffrey Young	2017	533,881
Senior Vice President, Finance, Chief Financial Officer
and Treasurer

Dr. Nikin Patel(1)	2017	434,466
Chief Operating Officer	2016	356,082
	2015	448,493

Dr. Bridget A. Martell(2)	2017	474,025
Former Chief Medical Officer	2016	420,174
	2015	398,049

(1)

The amounts shown for Dr. Patel have been converted from British pounds to U.S. dollars using an exchange rate as of December 31, 2017, 2016 and 2015 of 1.3491, 1.2336 and 1.4802 U.S. dollars, respectively, for each British pound. Amounts paid to Dr. Patel for non-equity incentive plan compensation have been converted from British pounds to U.S. dollars using an exchange rate as of the dates of payment, February 28, 2018, February 28, 2017 and February 28, 2016, of 1.3841, 1.24293 and 1.38767 U.S. dollars, respectively, for each British pound.

(2)	Dr. Martell resigned as Chief Medical Officer effective September 18, 2017.

2017 Grants of Plan-Based Awards Table

The following table provides information about annual incentive bonus and equity awards granted to the named executive officers in 2017.

							All Other
						All Other	Option	Exercise
					Estimated Future	Stock	Awards:	or Base	Grant Date
		Estimated Possible Payouts Under			Payouts Under	Awards:	Number of	Price	Fair Value of
		Non-Equity Incentive Plan Awards(1)			Equity Incentive	Number of	Securities	of Option	Stock and
		Threshold	Target	Maximum	Plan Awards	Shares of Stock	Underlying	Awards	Option
Name	Grant Date	($)	($)	($)	Target (#)(2)	or Units (#)(3)	Options (#)(4)	($/share)(5)	Awards(6)
Alicia Secor		137,760	275,520	413,280
	3/3/2017				50,000	26,200	127,500	5.15	442,862

Jeffrey Young		95,850	159,750	239,625
	1/3/2017				—	—	170,000	5.60	448,457
	3/3/2017				25,000	—	—	5.15	128,750

Dr. Nikin Patel(7)	—	85,894	143,157	194,872
	3/3/2017				25,000	11,000	53,000	5.15	184,653
	4/11/2017				5,000	—	10,000	4.05	18,883

Dr. Bridget A. Martell (8)		86,400	144,000	216,000
	3/3/2017				30,000	15,500	74,900	5.15	278,126

(1)

These columns show the range of possible payouts for 2017 annual incentive compensation granted under the Incentive Plan. For a description of the 2017 annual incentive program, see “Compensation Discussion and Analysis—2017 Annual Cash Incentive Bonuses”. The actual amounts paid to our named executive officers under the 2017 annual incentive program were as follows – Ms. Secor, $206,640; Mr. Young, $127,801 and Dr. Patel, $114,545. Dr. Martell resigned effective September 18, 2017 and was not eligible to receive a cash incentive bonus for 2017.

(2)	Represents the number of shares underlying performance-based restricted stock units granted to the named executive officers in 2017.
(3)	Represents the number of shares underlying time-based restricted stock units that were granted to the named executive officers in 2017.
(4)	Represents the number of shares underlying stock option awards that were granted to the named executive officers in 2017.
(5)	The exercise price is the closing price on the Nasdaq Global Market on the date of grant.
(6)

These amounts represent the grant date fair value of the equity granted to the named executive officers in 2017, computed in accordance with the ASC Topic 718. See Note 2 to the consolidated financial statements included in our 2017 Annual Report as filed on March 9, 2018, regarding the assumptions underlying the valuation of our equity awards.

(7)

The amounts shown in the table above for Dr. Patel’s possible payouts under non-equity incentive plan awards have been converted from British pounds to U.S. dollars using an exchange rate as of February 28, 2018 of 1.3841 U.S. dollars for each British pound.

(8)	Dr. Martell resigned as Chief Medical Officer effective September 18, 2017.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information on outstanding equity awards held by the named executive officers as of December 31, 2017. Each equity award is shown separately for each named executive officer. The vesting schedule for each award is shown following this table, based on the grant date.

	Option Awards					Stock Awards
		Number of
		Securities	Number of
		Underlying	Securities						Number of
		Unexercised	Underlying	Option				Market value of	Unearned Share	Market value of
		Options	Unexercised	Exercise	Option		Number of	Shares or Units	Units or Other	Shares or Units
	Option Grant	(#)	Options	Price	Expiration	Stock Award Grant	Shares or Units	Not vested	Rights	Not vested
Name	Date	Exercisable	(#) Unexercisable(1)	($)	Date	Date	Not Vested (#) (2)	($)	Not Vested (#)(3)	($)
Alicia Secor	7/20/2016	56,250	168,750	7.59	7/20/2023
	3/3/2017	—	127,500	5.15	3/3/2024	3/3/2017	26,200	127,070	27,500	133,375

Jeffrey Young	1/3/2017	—	170,000	5.60	1/3/2024
						3/3/2017	—	—	13,750	66,688

Dr. Nikin Patel	3/10/2014	24,000	8,000	7.05	3/10/2021
	2/11/2015	21,999	10,001	5.56	2/11/2022
	2/19/2016	12,500	37,500	7.82	2/19/2023
	3/3/2017	—	53,000	5.15	3/3/2024	3/3/2017	11,000	53,350	13,750	66,688
	4/11/2017	—	10,000	4.05	4/11/2024	4/11/2017			2,750	13,338

Dr. Bridget A. Martell(4)	1/6/2015	30,000	—	5.63	3/18/2018
	2/19/2016	12,501	—	7.82	3/18/2018

(1)Option Awards Vesting Schedule:

Grant Date	Vesting Schedule

3/10/2014	The remaining shares vested / vest as follows: 8,000 shares on 3/10/2018.

2/11/2015	The remaining shares vested / vest in increments of 6.25% on each three-month anniversary of the grant date as follows: (ii) Dr. Patel 2,000 shares every three months through February 11, 2019.

2/19/2016

The remaining shares vested / vest as follows: (ii) Dr. Patel 12,500 shares on 2/19/2018, 12,500 shares on 2/19/2019 and 12,500 shares on 2/19/2020, and (iii) Dr. Martell 12,500 shares on 2/19/2017, 12,500 shares on 2/19/2018, 12,500 shares on 2/19/2019 and 12,500 shares on 2/19/2020.

7/20/2016

The remaining shares vest as follows: 56,250 shares on 7/20/2018, 56,250 shares on 7/20/2019 and 56,250 shares on 7/20/2020.  The option is subject to full vesting acceleration upon a Change of Control as set forth in the 2015 Plan.

1/3/2017	The remaining shares vested / vest as follows: 42,500 shares on 1/3/2018, 42,500 shares on 1/3/2019, 42,500 shares on 1/3/2020 and 42,500 on 1/3/2021.

3/3/2017

The remaining shares vested / vest as follows: (i) Ms. Secor 27,021 shares on 3/3/2018, 27,021 shares on 3/3/2019, 27,021 shares on 3/3/2020 and 27,021 on 2/3/2021 and (ii) Dr. Patel 13,250 shares on 3/3/2018, 13,250 shares on 3/3/2019, 13,250 shares on 3/3/2020 and 13,250 on 2/3/2021.

4/11/2017	The remaining shares vest as follows: 2,500 shares on 4/11/2018, 2,500 shares on 4/11/2019, 2,500 shares on 4/11/2020 and 2,500 shares on 4/11/2021.

(2)Time-Based Restricted Stock Unit Award Vesting Schedule

Grant Date	Vesting Schedule

3/3/2017	The restricted stock unit awards vest as to 25% of the units on each of the first four anniversaries of the grant date.

4/11/2017	The restricted stock unit awards vest as to 25% of the units on each of the first four anniversaries of the grant date.

(3)Performance-Based Restricted Stock Unit Award Vesting Schedule

Grant Date	Vesting Schedule

3/3/2017

The outstanding performance-based restricted stock units vest upon the Compensation Committee’s certification of achievement of the following performance conditions: confirmation of successful drug delivery, as measured by human clinical data, which confirms the product can deliver an adequate dose of drug with the IVR technology for a commercially relevant indication by December 31, 2018 (20% of total award); execution of the Merck KGaA extension by December 31, 2018 (20% of total award); and targeted levels of Juniper Pharma Services Limited (UK) organic revenue growth by December 31, 2019 (15% of total award).

4/11/2017

The outstanding performance-based restricted stock units vest upon the Compensation Committee’s certification of achievement of the following performance conditions: confirmation of successful drug delivery, as measured by human clinical data, which confirms the product can deliver an adequate dose of drug with the IVR technology for a commercially relevant indication by December 31, 2018 (20% of total award); execution of the Merck KGaA extension by December 31, 2018 (20% of total award); and targeted levels of Juniper Pharma Services Limited (UK) organic revenue growth by December 31, 2019 (15% of total award).

At December 31, 2017, 47,250 performance-based restricted stock unit awards expired due to the non-achievement of the performance milestones.

(4) Dr. Martell resigned as Chief Medical Officer effective September 18, 2017 at which time the remaining unvested shares expired as follow: the 1/6/2015 grant for 30,000 shares and the 2/19/2016 grant for 37,499 shares. Dr. Martell’s 3/3/2017 option to purchase 74,900 shares and restricted stock unit grant for 15,500 shares, none of which had vested, were cancelled on 9/18/2017 upon Dr.

Martell’s separation from the Company on that date. The option expiration date reflects the last date upon which Dr. Martell could have exercised any vested options.

Option Exercises and Stock Vested in 2017

None of our named executive officers exercised any stock options or had other equity awards vest in the year ended December 31, 2017.

Payments upon Termination or Change of Control

We have entered into employment agreements with each of Ms. Secor, Mr. Young and Dr. Patel that provide for cash compensation, benefits, and/or the acceleration of the vesting of equity awards in the event of their termination of employment under certain circumstances, as described below. The severance payments described below are subject to the executive’s execution of a general release in favor for Company.

In addition, our 2015 Plan provides for the acceleration and vesting of equity awards granted under the plan in the event of a Change of Control.  The acceleration is either single-trigger or double-trigger depending on when the award was granted, and whether any provision is made for the assumption or substitution of awards in the event of a Change of Control. The terms of the restricted stock unit award agreements governing the performance-based restricted stock units held by the named executive officers provide for accelerated vesting upon a Change of Control.

Alicia Secor

Ms. Secor’s employment agreement, as amended and restated effective November 1, 2017, provides for the following payments and/or benefits upon termination of her employment:

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

Upon a Change of Control:	Full acceleration of new hire inducement grant and full acceleration of the performance-based restricted units held by her.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within 24 months after a Change of Control

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 18 months of base salary; (iii) 1.5x target bonus set at 60% of base salary, (iv) an amount equal to 18 months of the Company’s portion of medical and dental benefits if these benefits were elected; (v) full vesting of all equity awards granted to her by the Company.

The following table describes the potential payments and benefits that Ms. Secor would have been entitled to receive under the terms of her employment agreement had her employment terminated on December 31, 2017 or had a Change of Control occurred on December 31, 2017, in connection with her termination date on such date.

			Continuation of
	Cash		Medical/ Welfare
	Severance	Vacation	Benefits	Acceleration of
	Payment(1) ($)	Pay(2) ($)	(present value) $	Equity Awards (3)	Total ($)
Death	N/A	4,225	N/A	N/A	4,225
Resignation by employee without Good Reason	N/A	4,225	N/A	N/A	4,225
Termination by Company with Cause	N/A	4,225	N/A	N/A	4,225
Termination by the Company without Cause or	734,720	4,225	15,109	N/A	754,054
Resignation by employee with Good Reason	734,720	4,225	15,109	N/A	754,054
Termination by the Company without Cause or Resignation by employee for Good Reason within 24 months after a Change of Control	1,102,080	4,225	15,109	127,070	1,248,484
Change of Control	N/A	N/A	N/A	133,375	133,375

N/A—Not Applicable

(1)	Payment of the amount of base salary for 12 months following the date of termination and target bonus set at no less than 60% of base salary.
(2)	Assumes five vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)

Represents the intrinsic value of both vested and unvested stock options on December 31, 2017, based on the difference between the closing market price of the Company’s Common Stock on December 29, 2017, the last trading day of 2017 ($4.85), and the applicable exercise price of all such stock options as well as the intrinsic value of unvested restricted stock units on December 29, 2017. Upon vesting, these stock options would be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).  The exercise price of Ms. Secor’s stock options exceeded the closing market price of the Company’s Common Stock on December 29, 2017.

Dr. Nikin Patel

Dr. Patel’s employment agreement, as amended and restated effective November 1, 2017, provides for the following payments and/or benefits upon termination of her employment:

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

Termination by the Company without Cause

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; and (iii) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

Resignation by the employee with Good Reason

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; and (iii) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

Change of Control	Full acceleration of the performance-based restricted units held by him and, pursuant to the terms of the 2015 Plan, full acceleration of option grants made prior to July 25, 2016.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within 24 months after a Change of Control

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) 12 months of target bonus; (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected and (v) full vesting of all equity granted to him by the Company on or after March 3, 2017.

The following table describes the potential payments and benefits that Dr. Patel would have been entitled to receive under the terms of his employment agreement had he employment terminated on December 31, 2017 and under the terms of our 2015 Plan had a Change of Control occurred on December 31, 2017, in connection with her termination on such date.

			Continuation of
	Cash		Medical/Welfare
	Severance	Vacation	Benefits
	Payment(1)(4) ($)	Pay(2)(4) ($)	(present value) (4) ($)	Acceleration of Equity Awards(3)	Total ($)
Death	N/A	5,963	N/A	N/A	5,963
Resignation by employee without Good Reason	N/A	5,963	N/A	N/A	5,963
Termination by Company with Cause	N/A	5,963	N/A	N/A	5,963
Termination by the Company without Cause or	310,088	5,963	594	N/A	316,646
Resignation by employee with Good Reason	310,088	5,963	594	N/A	316,646
Termination by the Company without Cause or Resignation by employee for Good Reason within 24 months after a Change of Control	449,628	5,963	594	82,967	539,152
Change of Control	N/A	N/A	N/A	80,025	80,025

N/A—Not Applicable

(1)	Payment of the amount of base salary for twelve months following the date of termination.
(2)	Assumes five vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)

Represents the intrinsic value of both vested and unvested stock options on December 31, 2017, based on the difference between the closing market price of the Company’s Common Stock on December 29, 2017, the last trading day of 2017 ($4.85), and the applicable exercise price of all such stock options as well as the intrinsic value of unvested restricted stock units on December 29, 2017.  Upon vesting, these stock options would be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).  The exercise price for any of Dr. Patel’s stock options which exceeded the closing market price of the Company’s Common Stock on December 29, 2017 have been excluded.

(4)

The amounts shown in the table above for Dr. Patel’s possible payouts under non-equity incentive plan awards have been converted from British pounds to U.S. dollars using an exchange rate as of February 28, 2018 of 1.3841 U.S. dollars for each British pound.

Jeffrey Young

Mr. Young’s employment agreement, amended and restated effective November 1, 2017, provides for the following payments and/or benefits upon termination of his employment:

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

Termination by the Company without Cause

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) six months of target bonus and (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

Resignation by the employee with Good Reason

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) six months of target bonus and (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected.

Change of Control	Full acceleration of the performance-based restricted units held by him.

Termination by the Company without Cause or Resignation by the Employee with Good Reason within 24 months after a Change of Control

(i) Base salary through the effective date of termination together with any accrued but unused vacation pay; (ii) 12 months of base salary; (iii) 12 months of target bonus; (iv) an amount equal to 12 months of the Company’s portion of medical and dental benefits if these benefits were elected; and (v) full vesting of all equity granted by him to the Company.

The following table describes the potential payments and benefits that Mr. Young would have been entitled to receive under the terms of his employment agreement had he employment terminated on December 31, 2017 and under the terms of our 2015 Plan had a Change of Control occurred on December 31, 2017 in connection with his termination on such date.

			Continuation of
	Cash		Medical/Welfare
	Severance	Vacation	Benefits
	Payment(1) ($)	Pay(2) ($)	(present value) ($)	Acceleration of Equity Awards(3)	Total ($)
Death	N/A	6,827	N/A	N/A	6,827
Resignation by employee without Good Reason	N/A	6,827	N/A	N/A	6,827
Termination by Company with Cause	N/A	6,827	N/A	N/A	6,827
Termination by the Company without Cause or	434,875	6,827	N/A	N/A	441,702
Resignation by employee with Good Reason	434,875	6,827	N/A	N/A	441,702
Termination by the Company without Cause or Resignation by employee for Good Reason within 24 months after a Change of Control	514,750	6,827	N/A	—	521,577
Change of Control	N/A	N/A	N/A	66,688	66,688

N/A—Not Applicable

(1)	Payment of the amount of base salary for twelve months following the date of termination.
(2)	Assumes 5 vacation days. Unused and accrued vacation benefits are paid in a lump sum.
(3)

Represents the intrinsic value of both vested and unvested stock options on December 31, 2017, based on the difference between the closing market price of the Company’s Common Stock on December 29, 2017, the last trading day of 2017 ($4.85), and the applicable exercise price of all such stock options as well as the intrinsic value of unvested restricted stock units on December 29, 2017. Upon vesting, these stock options would be exercisable for 180 days after the date of termination (along with any previously vested stock option awards).  The exercise price of Mr. Young’s stock options exceeded the closing market price of the Company’s Common Stock on December 29, 2017.

Dr. Bridget A. Martell

Dr. Bridget A. Martell resigned from the Company as of September 18, 2017.  Pursuant to the terms of a separation agreement and release entered into between Dr. Martell and the Company, Dr. Martell was eligible to receive six months of base salary continuation and six months of COBRA continuation medical benefits subsidized by the Company following her departure. In addition, the period during which Dr. Martell had the right to exercise stock options held by her that were vested as of her termination date was extended from 90 days to 180 days following termination (or the expiration date of the option if earlier). Payments made to Dr. Martell pursuant to the terms of her separation agreement are reported in the All Other Compensation column of the 2017 Summary Compensation Table above.

Director Compensation Program for 2017

The Company provides to non-employee directors reimbursement for expenses and the following compensation. A Board Chair who also serves as a committee Chair does not receive the committee Chair retainer.

	Chair	Member
Annual Retainer	$80,000	$40,000
Audit Committee Retainer	$20,000	$10,000
Compensation Committee Retainer	$15,000	$6,250
Nominating & Governance Committee Retainer	$10,000	$5,000
Annual Equity Award (1)	$78,750	$45,000
New Director Equity Award (2)	$—	$67,500

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

(2)

Consists of a grant of the number of shares of restricted stock under the Company’s Long-Term Performance Plan determined by dividing $67,500 by the fair market value of the Company’s Common Stock on the date of grant.  The equity award vests equally on the anniversary date over three years.

2017 Director Compensation

Directors who are employees receive no additional compensation for serving on the Board. In 2017, we provided the following annual compensation to our non-employee directors.

	Fees Earned and	Stock
	Paid in Cash(1)	Awards(2)	Total
Name of Director	($)	($)	($)
Cristina Csimma	47,833	45,000	92,833
James A. Geraghty	80,000	78,750	158,750
Dr. Mary Ann Gray	60,000	45,000	105,000
Ann Merrifield	55,854	45,000	100,854
Jennifer Good (3)	20,480	67,500	87,980
Dr. Frank M. Armstrong(4)	48,667	45,000	93,667
Frank C. Condella, Jr. (5)	20,000	—	20,000

(1)	This column reports the amount of cash compensation earned or paid in 2017 for Board and committee service.
(2)

This column represents the aggregate grant date fair value of awards of restricted stock granted during the fiscal year ended December 31, 2017, computed in accordance with ASC Topic 718. The aggregate grant date fair value for the restricted stock awards granted to each director upon his or her reelection to the Board at the 2017 Annual Meeting was $44,996 ($78,750 for the Board Chair). The number of shares underlying each such award was determined by dividing $45,000 ($78,750 for the Board Chair) by the fair market value of the Company’s Common Stock on the date of the grant.

(3)	Ms. Good joined the Board of Directors in September 2017.
(4)	Mr. Armstrong resigned as a director effective September 7, 2017.
(5)

Mr. Condella resigned as the Company’s President and Chief Executive Officer effective August 1, 2016 and his employment with the Company terminated August 15, 2016 and he was entitled to compensation for services on the Board thru June 30, 2017 following his termination.

The aggregate total number of shares underlying stock option awards and restricted stock awards outstanding at December 31, 2017 for the non-employee directors are shown below:

	Number of Shares	Number of
Name	Underlying Options	Restricted Shares
Cristina Csimma	—	8,910
James A. Geraghty	100,000	15,594
Dr. Mary Ann Gray	—	8,910
Ann Merrifield	—	8,910
Jennifer Good (1)	—	15,000
Dr. Frank M. Armstrong(2)	—	8,910

(1)	Ms. Good was appointed to the Board in September 2017.
(2)	Dr. Armstrong resigned from the Company’s Board of Directors in September 2017 upon which time he entered into a consulting agreement as a non-employee. His unvested stock options continue to vest.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our principal executive officer’s annual total compensation to the annual total compensation of our median employee.

During fiscal 2017, the principal executive officer of Juniper was our Chief Executive Officer, Ms. Alicia Secor. For 2017, the annual total compensation of Ms. Secor, as disclosed in the Summary Compensation Table was $1,124,324. The annual total compensation for our median employee (identified as disclosed below) was approximately $41,241, resulting in a pay ratio of approximately 27:1.

In accordance with Item 402(u) of Regulation S-K, we identified the median employee by (i) aggregating for each applicable employee as of December 31, 2017 (the median employee determination date) (A) annual base salary for permanent salaried employees (or hourly rate multiplied by estimated 2017 work schedule, for hourly employees), (B) the target bonus for 2017 and, (ii) ranking this compensation measure for our employees from lowest to highest. This calculation was performed for all employees of Juniper, excluding Ms. Secor. As the median employee was located in the United Kingdom, the annual average exchange rate of 0.7768 GBP to 1 USD was used to convert GBP to USD.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median-compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Compensation Committee Interlocks and Insider Participation

During 2017, Ann Merrifield (Chair), Dr. Cristina Csimma and Jennifer Good served as members of the Compensation Committee. Dr. Frank Armstrong served as the Compensation Committee chair until the date of his resignation from the Board of Directors in September 2017. No member of the Compensation Committee has ever served as an executive officer or employee of the Company.  None of the Company’s executive officers served, during the fiscal year ended December 31, 2017, as a member of the Board or compensation committee of any entity (other than the Company) that has one or more executive officers serving on the Company’s Board or the Compensation Committee.

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

COMPENSATION COMMITTEE:

Ann Merrifield

Dr. Cristina Csimma

Jennifer Good

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock. The following table sets forth, as of April 20, 2018, information with respect to the beneficial ownership of Juniper’s Common Stock by:

•	each person known to us to be the beneficial owner of more than 5% of Juniper’s Common Stock;

•	each of Juniper’s directors and director nominees;

•	each of the individuals included in the Summary Compensation Table (collectively, the “named executive officers”); and

•	all of Juniper’s current directors and executive officers as a group.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission (“SEC”); this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 19, 2018 (60 days after April 20, 2018) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the table below.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)
5% Stockholders:
BlackRock, Inc.(2)	709,413	6.4%
Directors and Named Executive Officers:
Alicia Secor (4)(6)	104,330	*	%
Dr. Cristina Csimma (4)	27,199	*	%
James A. Geraghty(3)(4)	145,153	1.3%
Dr. Mary Ann Gray (4)	7,334	*	%
Ann Merrifield (4)	15,193	*	%
Richard Messina (4) (5)	219,108	1.9%
Dr. Nikin Patel(3) (4)	296,883	2.6%
Jeffrey Young (4)	45,763	*	%
All Current Directors, Nominees and Executive Officers as a Group (8 persons)(3)	860,963	7.8%

*	Signifies less than 1%
(1)

Based on 11,101,007 shares outstanding at April 20, 2018. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before June 19, 2018 (60 days after April 20, 2018) are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.

(2)

Based upon information contained in a Schedule 13G filed with the SEC on January 24, 2018 by BlackRock, Inc. According to the Schedule 13G, BlackRock, Inc. has sole voting power with respect to 709,401 shares and sole dispositive power with respect to 709,413 shares. The address of BlackRock, Inc. is 55 East 52nd  Street, New York, NY 10055.

(3)

Includes shares of Common Stock that may be acquired upon the exercise of options exercisable within 60 days after April 20, 2018, as follows: Ms. Secor, 88,125 shares; Mr. Geraghty, 80,000 shares; Dr. Patel, 98,749 shares and Mr. Young, 42,500.

(4)	Address: c/o Juniper Pharmaceuticals, Inc., 33 Arch Street, Suite 3110, Boston, Massachusetts 02110.
(5)	Includes 199,826 shares indirectly held in other investment portfolios.
(6)	Include 5,000 shares of Common Stock held in Ms. Secor's husband’s, James McGorry’s, self-directed IRA.

Series B Preferred Stock. During the quarter ending June 30, 2017, the Company issued a Notice of Conversion to the holders of Series B and a Notice of Redemption to the holders of Series B Preferred Stock giving notice that on June 30, 2017 all outstanding shares of the Series B would be automatically converted into of common stock. On that date, each share of the 130 shares of Series B outstanding converted into 2.78 shares of common stock resulting in an issuance of 361 shares. No Series B Preferred Stock was outstanding following this action.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2017, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,407,050	7.20	1,861,142
Equity compensation plans not approved by security holders	395,000 (1) (2)	6.73	—
Total	1,802,050	6.59	1,861,142

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

(2)

Effective January 3, 2017, the Company granted Mr. Young an inducement non-qualified stock option to purchase 170,000 shares of the company’s common stock at an exercise price per share of $5.60, the closing price of the Company’s common stock on the date of grant.  The stock option vests over four years from the grant date, with of 25% of the shares vesting on each of the first four anniversaries of the grant date.  The option vests in full upon a Change of Control resulting in his termination (as defined in the 2015 Plan) and terminates within 24 months upon a change in control.

The Company has three shareholder-approved equity compensation plans: the 1996 Long-Term Performance Plan, the 2008 Long-Term Incentive Plan, and the 2015 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has analyzed the independence of each director and has determined that, with the exception of Ms. Secor and Dr. Patel, each director qualifies as an “independent” director under the applicable Nasdaq Marketplace Rules, including that each such director is free (or was free) of any relationship that would interfere with his or her individual exercise of independent judgment. All of the Board committees are comprised solely of independent directors.

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

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed to the Company by PricewaterhouseCoopers LLP for the year ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(1)	$1,021,960	$998,384
Audit-related fees(2)	203,616	—
Tax Fees(3)	50,751	—
Total	$1,276,327	$998,384

(1)	Audit fees consist of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews.
(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under Audit Fees.

(3)	Tax fees consist principally of fees for work performed with respect to tax compliance and tax planning.

The Audit Committee has adopted a formal policy on auditor independence requiring the advance approval by the Audit Committee of all audit and non-audit services provided by our independent registered public accounting firm. In determining whether to approve any services by our independent registered public accounting firm, the Audit Committee reviews the services and the estimated fees, and considers whether approval of the proposed services will have a detrimental impact on the auditor’s independence. On an annual basis, our management reports to the Audit Committee all audit and non-audit services performed during the previous 12 months and all fees billed by our independent registered public accounting firm for such services. In fiscal 2017 and 2016, all audit, audit-related and non-audit services and the corresponding fees were approved by the Audit Committee.

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

Exhibit	Index Description of Exhibit

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

Exhibit	Index Description of Exhibit

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

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 9, 2018)

23.1

Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 9, 2018)

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 9, 2018)

31(i).1	Certification of Chief Executive Officer of the Company (filed herewith)

31(i).2	Certification of Chief Financial Officer of the Company (filed herewith)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 9, 2018)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 9, 2018)

Exhibit	Index Description of Exhibit

101

The following materials from the Juniper Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 of the Annual Report on Form 10-K (File No. 001-10352), filed on March 9, 2018).

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

JUNIPER PHARMACEUTICALS, INC.

Date: April 27, 2018	By:	/s/ Jeffrey E. Young
Jeffrey E. Young
Senior Vice President, Finance, Chief Financial Officer and Treasurer