Form 10-Q
period 2018-03-31
JUNIPER PHARMACEUTICALS INC
filed 2018-05-10
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2018: 11,101,007.

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

Juniper Pharmaceuticals, Inc.

Part I—Financial Information

Item 1. Financial Statements

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,685	$21,446
Accounts receivable, net	8,737	4,734
Inventories	6,318	6,326
Prepaid expenses and other current assets	2,675	3,467
Total current assets	38,415	35,973
Property and equipment, net	15,880	15,229
Intangible assets, net	698	744
Goodwill	9,473	9,123
Other assets	73	151
Total assets	$64,539	$61,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,079	$4,038
Accrued expenses and other	3,916	5,615
Deferred revenue	635	6,141
Current portion of long-term debt	572	546
Total current liabilities	10,202	16,340
Long-term debt, net of current portion	3,232	3,253
Other non-current liabilities	85	115
Total liabilities	13,519	19,708
Stockholders’ equity:
Common stock $0.01 par value; 150,000 shares authorized; 12,521 issued and 11,101 outstanding at March 31, 2018 and 12,257 issued and 10,844 outstanding at December 31, 2017	125	123
Additional paid-in capital	294,061	292,108
Treasury stock (at cost), 1,420 shares at March 31, 2018 and 1,413 shares at December 31, 2017	(8,661)	(8,601)
Accumulated deficit	(232,288)	(238,961)
Accumulated other comprehensive loss	(2,217)	(3,157)
Total stockholders’ equity	51,020	41,512
Total liabilities and stockholders’ equity	$64,539	$61,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2018	2017
Revenues
Product revenues	$10,074	$7,726
Service revenues	5,450	3,521
Total revenues	15,524	11,247
Cost of product revenues	6,016	4,313
Cost of service revenues	3,010	2,243
Total cost of revenues	9,026	6,556
Gross profit	6,498	4,691
Operating expenses
Sales and marketing	419	379
Research and development	974	1,346
General and administrative	4,089	4,421
Total operating expenses	5,482	6,146
Income (loss) from operations	1,016	(1,455)
Interest expense, net	(45)	(28)
Other income, net	(199)	42
Total non-operating (expense) income	(244)	14
Income (loss) before income taxes	772	(1,441)
Income tax (benefit) expense	—	—
Net income (loss)	$772	$(1,441)
Adjustments attributable to preferred stockholders	—	(7)
Net income (loss) available to common stockholders	$772	$(1,448)
Basic net income (loss) per common share	$0.07	$(0.13)
Diluted net income (loss) per common share	$0.06	$(0.13)
Basic weighted average common shares outstanding	10,943	10,803
Diluted weighted average common shares outstanding	12,287	10,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$772	$(1,441)
Other comprehensive income (loss) components:
Foreign currency translation	940	228
Total other comprehensive income (loss)	940	228
Comprehensive income (loss)	$1,712	$(1,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$772	$(1,441)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	590	484
Stock-based compensation expense	566	341
Changes in operating assets and liabilities:
Accounts receivable	(3,799)	2,107
Inventories	8	(72)
Prepaid expenses and other current assets	1,145	48
Accounts payable	1,117	(1,363)
Accrued expenses and other	(1,675)	(1,039)
Deferred rent	(11)	(9)
Deferred revenue	186	806
Net cash used in operating activities	(1,101)	(138)
Investing activities:
Purchases of property and equipment	(875)	(520)
Net cash used in investing activities	(875)	(520)
Financing activities:
Proceeds from sale of common stock / exercise of options	1,387	—
Proceeds from equipment loans	—	1,501
Principal payments on debt	(138)	(79)
Payments to satisfy employee taxes due on vesting of restricted awards	(60)	—
Dividends paid	—	(7)
Net cash provided by financing activities	1,189	1,415
Effect of exchange rate changes on cash and cash equivalents	26	8
Net (decrease) increase in cash and cash equivalents	(761)	765
Cash and cash equivalents, beginning of period	21,446	20,994
Cash and cash equivalents, end of period	$20,685	$21,759
Supplemental cash flow information
Cash paid for interest	$46	$23
Supplemental noncash information
Purchases of equipment through accounts payable and accrued expenses	$98	$215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2017 filed with the SEC on March 9, 2018 (the “2017 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2018, and its results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter.

At March 31, 2018, cash and cash equivalents were $20.7 million. The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and services and the resources the Company devotes to developing and supporting the same. The Company believes that current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through the next twelve months from the date of the filing of this Form 10-Q. The Company may be dependent on its ability to raise additional capital to finance operations. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to evaluate future anticipated capital or operational needs.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates.

(2) Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out method. The Company monitors standard costs on a monthly basis and updates them annually as necessary to reflect change in raw material costs and labor and overhead rates. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,823	$1,921
Work in process	3,701	3,299
Finished goods	794	1,106
Total	$6,318	$6,326

The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact its gross margins. The inventory reserve balance at March 31, 2018 and December 31, 2017 was $0.5 million.   During the three months ended March 31, 2018 and 2017, the Company recorded charges in the condensed consolidated statements of operations for excess and obsolete inventory of $11,000 and $0.1 million, respectively.

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

Changes to goodwill during the three months ended March 31, 2018 were as follows (in thousands):

Total
Balance—December 31, 2017	$9,123
Effects of foreign currency translation	350
Balance—March 31, 2018	$9,473

The Company capitalizes and includes in intangible assets the costs of trademark, developed technology and customer relationships. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 3 to 7 years. The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, (“ASC 820”). If the estimate of an intangible asset’s revised useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Intangible assets consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(153)	(138)	(344)
Accumulated amortization	(247)	(907)	(714)	(1,868)
Balance—March 31, 2018	$—	$310	$388	$698

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(198)	(179)	(430)
Accumulated amortization	(247)	(839)	(650)	(1,736)
Balance—December 31, 2017	$—	$333	$411	$744

Amortization expense for the three months ended March 31, 2018 and 2017 was $0.1 million. Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As of March 31, 2018, amortization expense remaining on existing intangible assets is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2018	$225
2019	272
2020	201
Total	$698

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

As of March 31, 2018, the Company owed $2.5 million on the loan facilities. All facilities are due for repayment over periods ranging from 7-15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95%, and 2.55%, respectively. The weighted average interest rates at March 31, 2018 for these two facilities were 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2018 was 2.76%. The loan facilities are secured by the mortgaged property and an unlimited lien on other assets of JPS. The loan facilities contain financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Services’ ability to materially alter the character of its business. As of March 31, 2018, the Company is in compliance with all of the covenants under the loan facilities.

As of March 31, 2018, the Company owed $1.4 million on its equipment loans. During the quarter ending March 31, 2017, the Company entered into two loans totaling $1.5 million with payments through March 2022 for equipment in its Nottingham, U.K. facility at an interest rate of 2.09%. The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on the Company’s condensed consolidated balance sheets. The initial terms of the loans are 60 months.

In October 2015, the Company entered into an operating lease agreement for its corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months and ends in the first quarter of 2019, which includes a three-month free rent period.

In December 2016, the Company entered into an API Supply Agreement for a manufacturer of progesterone under which the Company has agreed to annual minimum volume commitments until December 2019.

The Company’s significant outstanding contractual obligations relate to operating leases for the Company’s facilities, loan agreements and minimum volume commitments. The Company’s facility leases are non-cancellable and contain renewal options. The Company’s future contractual obligations as of March 31, 2018 include the following (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$407	$333	$74	$—	$—	$—	$—
Loan principal repayments	2,453	193	251	258	265	273	1,213
Capital lease obligations	1,351	243	337	351	365	55
Minimum purchase obligation	5,062	3,203	1,859	—	—	—	—
Total	$9,273	$3,972	$2,521	$609	$630	$328	$1,213

(5) Intravaginal Ring Technology License

In March 2015, the Company obtained an exclusive worldwide license (“License Agreement”) to the intellectual property rights for a novel segmented intravaginal ring (“IVR”) technology. Due to its novel polymer and segmentation composition, the Company believes the IVR has the potential to deliver one or more drugs, including hormones and larger molecules such as peptides, at different dosages and release rates within a single segmented ring. Drugs such as progesterone and leuprolide have already been tested using the technology and demonstrated sustained release for up to three weeks. This technology was developed by Dr. Robert Langer from the Massachusetts Institute of Technology (“MIT”) and Dr. William Crowley from Massachusetts General Hospital (“MGH”) and Harvard Medical School. Drs. Langer and Crowley each agreed to serve a three-year term, which ended in March 2018, as strategic advisors to the Company in exchange for an upfront one-time payment plus quarterly fees and equity compensation.

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

On April 24, 2018, Juniper entered into an Exclusive License Agreement with Daré Bioscience, Inc. (“Daré”), the “Daré License Agreement”)  pursuant to which the Company granted Daré (a) an exclusive worldwide license under certain patent rights (i) owned by the Company and (ii) exclusively licensed to the Company under the License Agreement dated as of March 25, 2015 by and between Juniper and The General Hospital Corporation, as amended, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive worldwide license under certain technological information owned by the Company to make, have made, use, have used, sell, have sold, import and have imported products and processes. Daré is also entitled to sublicense the rights granted to it under the Daré License Agreement.

(6) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments, product and service. The product segment oversees the supply chain and manufacturing of Crinone, the Company’s sole commercialized product. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs. The Company conducts its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services, the Company’s UK-based provider of pharmaceutical development, clinical trial manufacturing and advanced analytical and consulting services to the pharmaceuticals industry. The Company has integrated its supply chain management for Crinone into those operations and has therefore sought to capture synergies by transferring all operational activities related to its historic business. The Company owns certain plant and equipment physically located at third-party contractor facilities in the United Kingdom and Switzerland.

The Company’s largest customer, Merck KGaA, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world, excluding the United States.

The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended March 31,
	2018	2017
United States	$3,542	$1,628
Switzerland	10,278	7,757
United Kingdom	793	949
Other countries	911	913
Total	$15,524	$11,247

Total assets:

	March 31, 2018	December 31, 2017
United States	$21,233	$21,683
Switzerland	4,916	1,366
United Kingdom	38,371	38,129
Other countries	19	42
Total	$64,539	$61,220

Long-lived assets:

	March 31, 2018	December 31, 2017
United States	$396	$523
Switzerland	536	535
United Kingdom	15,717	15,064
Other countries	2	2
Total	$16,651	$16,124

Long-lived assets include fixed assets, intangibles and other assets.

No other individual country represented greater than 10% of total revenues, total assets or long-lived assets for any period presented.

For the three months ended March 31, 2018 and 2017, Merck KGaA accounted for 100% of the product segment revenue. At March 31, 2018 and December 31, 2017, Merck KGaA made up 100% of the product segment accounts receivable.

For the three months ended March 31, 2018 and 2017, the same customer accounted for 33% and 17% of the service segment total revenue, respectively.  No additional customers accounted for 10% or more of the service segment total revenue for the three months ended March 31, 2018 and 2017.  At March 31, 2018 and December 31, 2017, one customer accounted for 44% and 53% of total service segment accounts receivable, respectively.

The following summarizes other information by segment for the three months ended March 31, 2018 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$10,074	$—	$10,074
Service revenues	—	5,450	5,450
Total revenues	$10,074	$5,450	$15,524
Cost of product revenues	$6,016	$—	$6,016
Cost of service revenues	—	3,010	3,010
Total cost of revenues	$6,016	$3,010	$9,026
Gross profit	$4,058	$2,440	$6,498
Total operating expenses			5,482
Total non-operating expense			(244)
Income (loss) before income taxes			$772

The following summarizes other information by segment for the three months ended March 31, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$7,726	$—	$7,726
Service revenues	—	3,521	3,521
Total revenues	$7,726	$3,521	$11,247
Cost of product revenues	$4,313	$—	$4,313
Cost of service revenues	—	2,243	2,243
Total cost of revenues	$4,313	$2,243	$6,556
Gross profit	$3,413	$1,278	$4,691
Total operating expenses			6,146
Total non-operating income			14
Income (loss) before income taxes			$(1,441)

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2018	December 31, 2017
Machinery and equipment	3-10	$13,013	$12,358
Furniture and fixtures	3-5	1,083	1,083
Computer equipment and software	3-5	628	628
Buildings	Up to 39	8,301	7,995
Land	Indefinite	532	513
Construction in-process		1,508	1,133
		25,065	23,710
Less: Accumulated depreciation		(9,185)	(8,481)
Total		$15,880	$15,229

Depreciation expense was $0.5 million and $0.4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Machinery and equipment includes $1.5 million of equipment purchased under equipment loans.

(8) Shareholders’ Equity

Preferred Stock

During the quarter ending June 30, 2017, the Company issued a Notice of Conversion to the holders of its Series B and a Notice of Redemption to the holders of its Series C giving notice that on June 30, 2017 (the “Redemption and Conversion Date”) all outstanding shares of the respective Preferred Stock issuance would be converted, as in the case of the Series B, or redeemed, as in the case of the Series C. The Series B, by its terms, automatically converted into shares of common stock, upon the occurrence of the event. On the Redemption and Conversion Date, each share of the 130 shares of Series B outstanding converted into 2.78 shares of common stock resulting in an issuance of 361 shares.

The holders of each share of the 550 shares of Series C outstanding had the right to require the Company to redeem their shares in cash plus all accrued and unpaid dividends thereon the date such redemption is demanded. On the Redemption and Conversion Date, the Company paid to the holders of the Series C approximately $0.01 million and as a result of the transaction recorded the excess of the carrying value of Series C over redemption value of approximately $0.5 million to accumulated deficit for the year ended December 31, 2017. There are no outstanding shares of either the Series B or the Series C at March 31, 2018 or December 31, 2017.

(9) Net Income (Loss) Per Common Share

The calculation of basic and diluted income (loss) per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended March 31,
	2018	2017
Basic net income (loss) per common share
Net income (loss)	$772	$(1,441)
Less: Preferred stock dividends	—	(7)
Net income (loss) applicable to common stock	$772	$(1,448)
Basic weighted average number of common shares outstanding	10,943	10,803
Basic net income (loss) per common share	$0.07	$(0.13)
Diluted income (loss) per common share
Net income (loss) applicable to common stock	$772	$(1,448)
Add: Preferred stock dividends	—	7
Net income (loss) applicable to dilutive common stock	$772	$(1,441)
Basic weighted average number of common shares outstanding	10,943	10,803
Effect of dilutive securities
Dilutive stock awards	1,344	—
Diluted weighted average number of common shares outstanding	12,287	10,803
Diluted net income (loss) per common share	$0.06	$(0.13)

Basic net income (loss) per common share is computed by dividing the net income (loss), less preferred dividends through March 31, 2018, by the weighted-average number of shares of common stock outstanding during a period. The diluted income (loss) per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including restricted shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options, performance-based restricted stock units, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 0.7 million and 2.3 million in each of the three-month periods ended March 31, 2018 and 2017, respectively, because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the three months ended March 31, 2018 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2017	$(3,157)
Current period other comprehensive income	940
Balance—March 31, 2018	$(2,217)

(11) Stock-Based Compensation

Stock Incentive Plan – Stock Options

Juniper granted options to purchase 293,500 and 655,400 shares of common stock to employees during the three months ended March 31, 2018 and 2017, respectively. There were no options granted to non-employees during the three months ended March 31, 2018 and 2017. Stock options granted to employees typically vest over a four-year term and options granted to non-employee directors typically vest over a three-year term.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The Black-Scholes option pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s assumptions do not include an estimated forfeiture rate.

The weighted-average grant date fair values of options granted to employees during the three months ended March 31, 2018 and 2017 were $3.40 and $2.44, respectively, using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.15%	1.45% - 1.48%
Expected term	4.75 years	4.5 - 4.75 years
Dividend yield	—	—
Expected volatility	47.79% - 47.86%	54.60% - 55.20%

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.  The stock-based compensation expense recorded for non-employees is primarily reflected in the research and development line of the statement of operations and is remeasured on a quarterly basis from the date of grant. The Company did not record any stock-based expense for non-employee awards during the three months ended March 31, 2018 as all options were fully vested. During the three months ended March 31, 2017, the Company recorded a reduction of stock-based compensation expense of $0.1 million for non-employee options as a result of changes in the fair value of the options during the period.

Stock Option Plan – Restricted Stock

Juniper granted 122,300 and 5,625 time-based restricted stock units to employees and non-employee directors, respectively, during the three months ended March 31, 2018. The Company granted 52,700 time-based restricted stock units to employees during the three months ended March 31, 2017.  The weighted-average grant date fair value of the time-based restricted stock units was $8.18 and $5.15 per share during the three months ended March 31, 2018 and 2017, respectively. The Company recognizes stock-based compensation expense for time-based restricted stock units over the vesting period. There were 9,300 time-based restricted stock units that vested during the three months ended March 31, 2018. No time-based restricted stock units vested during the three months ended March 31, 2017.

The Company granted 181,000 performance-based restricted stock units to employees during the three months ended March 31, 2017. No additional performance-based restricted stock units were granted during the three months ended March 31, 2018. These performance-based restricted stock units vest based upon the occurrence of certain operational and strategic events that were determined by the Company’s Board of Directors and approved by the Company’s Compensation Committee. The Company considers the performance criteria at each balance sheet date and recognizes stock-based compensation expense for those criteria considered probable. During the year ended and at December 31, 2017, 109,550 performance-based restricted stock units expired. At December 31, 2017, performance-based restricted stock units outstanding totaled 76,450. On January 8, 2018, the Company announced the 4.5-year extension of its supply agreement for Crinone with an affiliate of Merck KGaA, Darmstandt, Germany. On February 7, 2018, the Company’s Compensation Committee of the Board of Director approved the vesting of 27,800 awards affiliated with this performance condition and as a result the Company recorded a charge to stock compensation expense during the first quarter of 2018 totaling $0.1 million. At March 31, 2018, performance-based restricted stock units outstanding totaled 48,650.

Stock-based compensation relates to options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and non-employee directors and performance-based restricted stock units granted to employees. Stock-based compensation expense was $0.6 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective awards as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$38	$28
Sales and marketing	13	11
Research and development	18	(43)
General and administrative	497	345
Total	$566	$341

There were 226,876 of stock option exercised during the three months ended March 31, 2018 for which the Company received $1.4 million. There were no option exercises during the three months ended March 31, 2017.

As of March 31, 2018, the total unrecognized compensation cost related to outstanding stock options and time-based restricted stock units expected to vest was $4.3 million, which the Company expects to recognize over a weighted-average period of 2.98 years.

(12) Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported values. ASC 820 establishes a framework for measuring fair value U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The fair value of cash and cash equivalents are classified as Level 1 at March 31, 2018 and December 31, 2017.

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

(13) Income Taxes

During the three months ended March 31, 2018, Juniper recorded no income tax expense as the Company had net loss carryforwards to off-set expected taxable income forecasted for the year which are fully offset by valuation allowances maintained in the U.S., United Kingdom and France. During the three months ended March 31, 2017, Juniper recorded no income tax expense due to expected losses forecasted for the year.

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

One of the Tax Reform provisions effective January 1, 2018 includes a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). Under the U.S. generally accepted accounting principles, companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company is currently accounting for GILTI using the period cost method as it continues to evaluate the two policies available. Under the period cost method, the Company has included approximately $0.5 million GILTI in US taxable income, fully off-set by net operating loss carryforwards.

Given the significance of the legislation, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one-year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of March 31, 2018, the Company has not recorded any incremental accounting adjustments related to the impact of Tax Reform that were recorded in its December 31, 2017 financial statements and it continues to assess its provisional estimate and technical interpretations of its application.

The Company operates in multiple countries. Accordingly, separate tax filings are required based on jurisdiction. Due to the separate tax filings of our U.S., U.K. and France jurisdictions, the Company has evaluated the need for a valuation allowance on a separate jurisdiction basis. As of March 31, 2018, the Company continues to maintain a full valuation allowance against all net deferred tax assets.

Tax Reform included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of these earnings, as well as the capital in these subsidiaries, indefinitely outside of the U.S. The amount of any unrecognized deferred tax liability on these undistributed earnings would be immaterial.

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

(14) Recent Accounting Pronouncements

Adopted

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which amends the guidance of ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for all fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest practicable if retrospective application would be impracticable. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard became effective beginning in the first quarter of 2018 and early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e. the original effective date). As such, ASU 2014- 09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, both of which amend certain narrow aspects of Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. See the Company’s discussion of the impact of this adoption in Note 16 – Revenue Recognition.

To be adopted

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements and related disclosures.

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

The following table summarizes the components of the Company’s restructuring activity recorded in the accompanying balance sheets (in thousands):

	Amounts accrued at December 31, 2017	Expense incurred	Amounts paid	Amounts accrued at March 31, 2018
Employee severance, benefits and related costs	$72	$—	$(72)	$—
Obligations under manufacturing and development contracts	283	—	(113)	170
	$355	$—	$(185)	$170

No significant additional charges are anticipated relating to this restructuring plan. The Company expects to pay approximately $0.1 million and $0.1 million during the remainder of 2018 and beyond, respectively.

(16) Revenue from Contracts with Customers

The new accounting standard for recognition of revenue, Topic 606, was adopted by the Company for its fiscal year beginning on January 1, 2018. In accordance with Topic 606, the Company recognizes revenue following the five-step model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The five-step model prescribed under Topic 606 include: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. The Company adopted Topic 606 using the modified retrospective transition method. In adopting Topic 606, the Company applied the new guidance only to contracts that were not completed on January 1, 2018. The Company does not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and does not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less, which are practical expedients provided within Topic 606.

Product Revenue

The adoption of Topic 606 resulted in a change in the pattern of revenue recognition for product revenue.  Our revenue and related cost of sales are primarily the result of firm purchase commitments, generally only for a short period of time. Revenue is recognized when our performance obligation has been met, upon shipment to the customer. Selling prices to Merck KGaA for Crinone are determined on an annual and country-by-country basis. Juniper records revenue at a transaction price that most closely approximate what it will be sold for by Merck KGaA. The transaction price is determined by evaluating the Merck KGaA selling price.  The Company records as deferred revenue amounts invoiced above the transaction price. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the transaction price and an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between the invoice price and the transaction price.

Product revenue is recorded net of variable consideration which include volume discounts and price adjustments. Merck KGaA is entitled to a volume discount based on annual purchases. The Company records reserves against revenue on a quarterly basis to reflect the volume discount expected to be earned by Merck KGaA during the year. In addition, any difference between selling price to Merck KGaA and Merck KGaA’s actual net selling price are billed or credited to Merck KGaA in the quarter the product is sold through by Merck KGaA. Product sales are recorded net of value-added tax and similar taxes. Shipping and handling costs are recorded in cost of revenue.

Upon adoption, the Company recorded approximately $5.7 million as an adjustment to both deferred revenue and accumulated deficit. In accordance with Topic 605, the Company would have recognized approximately $8.7 million in product revenue for the three months ended March 31, 2018 and product deferred revenue as of that date would have been $7.3 million.

Service Revenue

The adoption of Topic 606 did not have an impact on how the Company recognizes service revenue.

Juniper recognizes substantially all of the Company’s professional services revenues under written contracts as the services are provided, and only in those situations where collection from the client is reasonably assured. Contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. When entering into multiple element arrangements, the Company identifies whether its performance obligations under the arrangement represent a distinct good or service or a series of distinct goods or services. A series of distinct goods or services is required to be accounted for as a single performance obligation provided that (i) each distinct good or service in the series promised would meet the criteria to be a performance obligation satisfied over-time; and (ii) the same method would be used to measure the Company’s progress toward complete satisfaction of the performance obligation to transfer each distinct good or service in the series to the customer. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor-specific objective evidence and third-party evidence is not available.

Significant management judgment is required in determining the consideration to be earned under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.  Service revenues from a majority of Juniper’s fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to Juniper’s clients. Project costs are classified in costs of services and are based on the direct salary of the employees on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to Juniper by its vendors.  In the event of a termination, fixed-price contracts generally provide for payment for services rendered up to the termination date. Service revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Amounts invoiced not yet earned on service revenue are deferred until such time as performance is rendered or the obligation to perform the service is completed for service revenues.

The professional service contracts that Juniper enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of Juniper’s engagements can be longer in duration. Payments terms vary by the type and services offered. The term between invoicing and when payment is due is not significant. In certain cases, Juniper bills clients prior to work being performed, which requires Juniper to defer revenue in accordance with U.S. GAAP. Revenues from time-and-materials service contracts are recognized as the services are performed based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Juniper collects value-added tax from its customers for revenue generated out of the United Kingdom for which the customer is not tax exempt and remits such taxes to the appropriate governmental authority. Juniper presents its value added tax on a net basis; therefore, these taxes are excluded form revenues.

The Company generally expenses commission when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. Juniper does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognized revenue at the amount to which it has the right to invoice for services performed. For contracts that exceed one year in duration, the Company has recorded contract costs totaling $0.2 million. For the quarter ended March 31, 2018, in accordance with Topic 605, the Company would have recognized a reduction in sales and marketing expense of approximately $4 thousand. The ending balance of prepaid expenses and other current assets as of March 31, 2018 was $0.2 million.

A summary of changes in deferred revenue balances for product and service revenue is as follows:

	Product Revenue	Service Revenue	Total
Opening Balance - December 31, 2017	$5,888	$253	$6,141
Additions	191	335	526
Recognized into Revenue	(150)	(179)	(329)
Recognized into Accumulated Deficit	(5,703)	—	(5,703)
Ending Balance - March 31, 2018	$226	$409	$635

(17) Subsequent Event

On April 24, 2018, Juniper entered into an Exclusive License Agreement with Daré Bioscience, Inc. (Daré), the “Daré License Agreement”)  pursuant to which the Company granted Daré (a) an exclusive worldwide license under certain patent rights (i) owned by the Company and (ii) exclusively licensed to the Company under the License Agreement, dated as of March 25, 2015, by and between Juniper and The General Hospital Corporation, as amended, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive worldwide license under certain technological information owned by the Company to make, have made, use, have used, sell, have sold, import and have imported products and processes. Daré is also entitled to sublicense the rights granted to it under the Daré License Agreement.

As consideration, the Company would receive a $250,000 license fee from Daré in connection with the execution of the Daré License Agreement, and the Company is entitled to receive an annual license maintenance fee from Daré in the amount of $50,000 for the first two anniversaries of the effective date of the Daré License Agreement, increasing to $100,000 for each anniversary thereafter. The Company is also entitled to receive potential future development and sales milestone payments of up to $43.8 million (up to $13.5 million in development milestones and up to $30.3 million in sales milestones) for each product or process covered by the licenses granted under the License Agreement, and is eligible to receive mid-single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the Daré Licensee Agreement. The royalty term shall terminate on a product-by-product basis (or process-by-process) basis on the latest of (i) the expiration date of the last valid claim within the licensed patent rights in a country, (ii) ten (10) years following the first commercial sale of a product or process in a country, or (iii) the entry of generic competition for a product or process in a country, provided that if there is no generic competition for a product or process in a country by the ten (10) year anniversary of the first commercial sale of a product or process in a country, the royalty term shall terminate on the ten (10) year anniversary of the first commercial sale of such product or process in the country. In addition, if Daré sublicenses any of its rights under the Daré License Agreement, the Company is eligible to a low double-digit percentage of all sublicense income received by Daré for the sublicense of such rights to a third party, in lieu of the royalties on net sales noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

Company Overview

We are a diversified healthcare company with core businesses consisting of our Crinone (progesterone gel) franchise and our fee-for-service pharmaceutical development and manufacturing business called Juniper Pharma Services (“JPS”). Our commercial product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health. These technologies consist of our bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product, and our novel IVR technology. In April 2018, we partnered the development our differentiated intravaginal ring (“IVR”) technology to Daré Bioscience, Inc. (“Daré”) to advance a pipeline of product candidates intended to address the unmet needs in women’s health. In addition, under the agreement, Daré licensed worldwide rights to our IVR technology and will be responsible for conducting all research, development and commercial activities for the IVR program.

In January 2018, we announced that we would be exploring strategic alternatives in order to enhance shareholder value. We engaged Rothschild Global Advisory Group as our independent financial advisor to assist us and our Board of Directors in evaluating potential strategic alternatives.

In September 2017, we announced a reduction of approximately 8% of our workforce, primarily in the areas of new product research and development, in order to focus our resources on our core businesses. In addition, as part of our more focused research and development strategy, we completed our in vivo preclinical animal studies and expect to finalize the results for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018 and effective in April 2018, we partnered the development of our IVR platform to Daré.

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

CRINONE:

Crinone is a progesterone gel designed for progesterone supplementation or replacement as part of an assisted reproductive technology treatment for infertile women with progesterone deficiency. Crinone is approved for marketing in the United States, Europe, Asia, Japan and certain other markets, and the primary source of our commercial revenue. We have licensed Crinone to our commercial partner, Merck KGaA, for the markets outside the United States and we receive product revenues from the manufacture and sale of Crinone internationally. In 2010, we sold the U.S. intellectual property rights of Crinone to Allergan, and received royalty revenues from Allergan based on their U.S. sales through October 2016.

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

Within our services offering, we provide expertise to our customers on the characterization, development, and manufacturing of pharmaceutical compounds for clinical trials. We believe we have particular expertise in problem solving for challenging compounds that are considered “difficult to progress.” Our service model allows us to take our customers’ product candidates from early development through clinical trial manufacturing. We also support our customers with advanced analytical and consulting services for intellectual property issues. We deploy these same capabilities for our inhouse proprietary product development activities.

Through JPS, we also manage the global supply chain and contract manufacturing of Crinone, for our partner Merck KGaA.

Our Strategy:

Our strategy is to grow Crinone in key markets and expand both the JPS technical and geographic reach. Key elements of our strategy include:

•	Supplying Crinone to our commercial partner, Merck KGaA, for sale in over 90 countries around the world; and
•	Growing revenue from our formulation, analytical and product development capabilities at JPS, and deploying those same capabilities for the advancement of our in-house product candidates;

Our Product Candidates:

In April 2018, we partnered the development of our IVR platform, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”), to Daré. In addition, under the agreement, Daré will be responsible for conducting all research, development and commercial activities for the IVR program.

We have a pipeline of proprietary product candidates to treat unmet medical needs in women’s health. We have three preclinical product development programs utilizing our IVR technology, which target overactive bladder, hormone replacement therapy in women, and prevention of preterm birth in women with short cervical length, each as outlined below.

Preclinical Programs

JNP-0101 - Oxybutynin IVR for the treatment of OAB

JNP-0101 is an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will bypass first pass hepatic metabolism issues. Oxybutynin is metabolized by the liver to an active metabolite resulting an increased in central nervous system (“CNS”) side effects. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies, patches, and gels. We completed our in vivo preclinical animal studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018. In April 2018, we partnered the development of our IVR platform to Daré Bioscience, Inc.

JNP-0201 - Progesterone and Estradiol IVR for HRT

JNP-0201 is a segmented IVR product candidate containing both natural progesterone and natural estradiol to be used for HRT in menopausal women. JNP-0201 has been designed to deliver natural hormones locally to vaginal tissue. This is another example where avoiding first pass, hepatic metabolism of estradiol may result in an improved side-effect profile. We also believe our delivery approach will provide an improvement in the beneficial effects of estradiol when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic progestogens, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. We completed our in vivo preclinical animal studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018. In April 2018, we partnered the development of our IVR platform to Daré Bioscience, Inc.

JNP-0301 - Progesterone IVR for the prevention of PTB

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth (“PTB”) in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth in women. Medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no Food and Drug Administration (“FDA”) approved therapy to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. We completed our in vivo preclinical animal studies and expect to finalize the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018. In April 2018, we partnered the development of our IVR platform to Daré Bioscience, Inc.

Business Development Collaborations:

Our IVR technology can be applied to life-cycle management strategies for existing commercial products that may benefit from intravaginal delivery of drugs. Existing commercial products that are injectable, experience poor compliance, or have systemic toxicity limitations may particularly benefit from our delivery technologies.

We continue to explore business development collaborations that will leverage the IVR technology and in-house expertise at JPS. If successful, we expect to be an active participant in these collaborations, including participating as a co-development partner, depending on the product and market opportunity.

Sources of Revenue

We generate revenues primarily from the sale of our products and services.

We recognize revenue from the sale of our products to Merck KGaA when the customer obtains control of the product, which is when the product has been received by the customer. We record revenue at a transaction price that most closely approximates what it will be sold for by Merck KGaA. We record deferred revenue related to amounts invoiced above the transaction price. Revenues from services are recognized as the work is performed. During the three months ended March 31, 2018, we derived approximately 65% of our revenues from the sale of our products and 35% from the sale of our services. During the three months ended March 31, 2017, we derived approximately 69% of our revenues from the sale of our products and 31% from the sale of our services.

We expect that future recurring revenues will be derived from product sales to Merck KGaA, and from offering pharmaceutical development, clinical trial manufacturing, and analytical and consulting services. Quarterly sales results can vary widely and affect comparisons with prior periods because (i) products shipped to Merck KGaA occur only in full batches and (ii) service revenues are driven by contracting and maintaining an active backlog of customer projects, which may vary widely from quarter to quarter.

Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
(in thousands, except for percentages)	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Product revenues	$10,074	65%	$7,726	69%	$2,348	30%
Service revenues	5,450	35	3,521	31	1,929	55
Total revenues	15,524	100	11,247	100	4,277	38
Cost of product revenues	6,016	39	4,313	38	1,703	39
Cost of service revenues	3,010	19	2,243	20	767	34
Total cost of revenues	9,026	58	6,556	58	2,470	38
Gross profit	6,498	42	4,691	42	1,807	39
Operating expenses:
Sales and marketing	419	3	379	3	40	11
Research and development	974	6	1,346	12	(372)	(28)
General and administrative	4,089	26	4,421	39	(332)	(8)
Total operating expenses	5,482	35	6,146	55	(664)	(11)
Income (loss) from operations	1,016	7	(1,455)	(13)	2,471	(170)
Interest expense, net	(45)	—	(28)	—	(17)	61
Other income, net	(199)	(1)	42	—	(241)	(574)
Income (loss) before income taxes	772	5	(1,441)	(13)	2,213	(154)
Income tax (benefit) expense	—	—	—	—	—	—
Net income (loss)	$772	5%	$(1,441)	(13)%	$2,213	(154)%

Revenues

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2018	2017	Change	Change
Product revenues	$10,074	$7,726	$2,348	30%
Service revenues	5,450	3,521	1,929	55
Total revenues	$15,524	$11,247	$4,277	38%

Revenues in the three months ended March 31, 2018 increased by $4.3 million, or 38%, compared to the three months ended March 31, 2017. The increase was primarily attributable to the following factors by segment:

Product

•	Revenues from the sale of Crinone, increased by approximately $2.3 million, or 30%, from 2017 primarily due to in- market growth by Merck KGaA.
•

For the three months ended March 31, 2017, revenue was $7.7 million which included $5.9 million related to product shipped to Merck KGaA and $1.8 million related to product sold through by Merck KGaA to its customers. In comparison, for the three months ended March 31, 2018, revenue, as reported under ASC 605, would have been $8.7 million and included $7.7 million related to product shipped to Merck KGaA and $1.0 million related to product sold through by Merck KGaA to its customers.

Service

•

Service revenues increased approximately $1.9 million, or 55%, from the first quarter of 2017 primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts and the strengthening of the Euro and British pound against the U.S. dollar.

Cost of revenues

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2018	2017	Change	Change
Cost of product revenues	$6,016	$4,313	$1,703	39%
Cost of service revenues	3,010	2,243	767	34
Total cost of revenues	$9,026	$6,556	$2,470	38%
Total cost of revenues (as a percentage of total revenues)	58%	58%
Product gross margin	40%	44%
Service gross margin	45%	36%

Total cost of revenues was $9.0 million and $6.6 million for the three-month periods ended March 31, 2018 and 2017, respectively. The increase in total cost of revenues in the first quarter of 2018 was largely driven by an increase in volumes shipped to Merck KGaA for Crinone product and higher legal and other consulting costs associated with finalizing and executing the Merck extension and other third-party supply agreements.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues. Personnel costs are scaled to support customer volume.

Product gross margin decreased in 2018 as compared to 2017 primarily due to higher progesterone costs and higher costs associated with finalizing and executing the Merck extension. Service gross margin increased in 2018 as compared to 2017 due to mix of revenue type within the service segment and higher labor utilization due to fixed labor costs.

Sales and marketing expenses

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2018	2017	Change	Change
Sales and marketing	$419	$379	$40	11%
Sales and marketing (as a percentage of total revenues)	3%	3%

Sales and marketing expenses incurred during the three months ended March 31, 2018 and 2017 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in 2018 was largely attributable to higher professional fees to support the expanded growth of our service business.

Research and development

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2018	2017	Change	Change
Research and development	$974	$1,346	$(372)	(28)%
Research and development (as a percentage of total revenues)	6%	12%

Research and development expenses primarily include clinical trial costs to conclude our sheep studies, personnel-related expenses and professional and consulting services costs.  The decrease in research and development costs incurred during the three months ended March 31, 2018 as compared to the same period of 2017 was largely associated with lower salary and employee related costs resulting from the Strategic Reprioritization action taken in September 2017, reduced expenditures incurred on our IVR clinical programs in preparation for potential regulatory filings. In addition, in the first quarter of 2017, we recorded a one-time credit associated with the final adjustments on the COL-1077 clinical trial. The trial did not achieve its primary and secondary endpoints, and further development was discontinued.  As part of our more focused research and development strategy, we partnered the development of our IVR platform to Daré Bioscience, Inc.

General and administrative expenses

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2018	2017	Change	Change
General and administrative	$4,089	$4,421	$(332)	(8)%
General and administrative (as a percentage of total revenues)	26%	39%

General and administrative expenses decreased by $0.3 million to $4.1 million for the three months ended March 31, 2018 compared with $4.4 million for the three months ended March 31, 2017. This modest decrease reflects our continued efforts to closely manage general and administrative expense offset by stock compensation expenses incurred upon the achievement of the signing of the Merck agreement and financial advisor fees and other related expenses incurred as part of our strategic alternatives process.

Non-operating income and expense

	Three Months Ended March 31,		$	%
(in thousands, except for percentages)	2018	2017	Change	Change
Interest expense, net	$(45)	$(28)	$(17)	61%
Other income, net	$(199)	$42	$(241)	(574)%

Interest expense, net, primarily relates to interest payments, denominated in British pounds, associated with our loan facilities and equipment loans. Other income, net, primarily relates to net foreign currency transaction losses related to the strengthening of the Euro and British pound against the U.S dollar offset by the non-recurrence of income associated with the Regional Growth Fund which concluded in October 2017.

Liquidity and Capital Resources

We require cash to fund operating expenses, working capital needs and capital expenditures.

At March 31, 2018, cash and cash equivalents were $20.7 million. Cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

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

As of March 31, 2018, we owed $2.5 million on the loan facilities. The loan facilities are each repayable over periods ranging from 7-15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95%, and 2.55%, respectively. The interest rates at March 31, 2018 for these facilities were 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the three months ended March 31, 2018 was 2.76%. The loan facilities are secured by the mortgaged property and an unlimited lien on other assets of JPS. The loan facilities contain financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of March 31, 2018, we are in compliance with all of the covenants under the loan facilities.

As of March 31, 2018, we owed $1.4 million on its equipment loans. During the quarter ending March 31, 2017, we entered into two loans totaling $1.5 million with payments through March 2022 for equipment in our Nottingham, U.K. facility at an interest rate of 2.09%. The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on our condensed consolidated balance sheets. The initial terms of the loans are 60 months.

In October 2015, we entered into an operating lease agreement for our corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months and ends in the first quarter of 2019, which includes a three-month free rent period.

In December 2016, we entered into an API Supply Agreement for a manufacturer of progesterone under which we agreed to annual minimum volume commitments until December 2019.

Commitments under our lease arrangements are as follows as of March 31, 2018 (in thousands).

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$407	$333	$74	$—	$—	$—	$—
Loan principal repayments	2,453	193	251	258	265	273	1,213
Capital lease obligations	1,351	243	337	351	365	55
Minimum purchase obligation	5,062	3,203	1,859	—	—	—	—
Total	$9,273	$3,972	$2,521	$609	$630	$328	$1,213

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures were $0.9 and $0.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site and our contract manufacturer sites.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. For the remainder of 2018, we expect our research and development expenses will decrease from current levels as we conclude our ongoing in vivo preclinical studies cease certain development efforts. In addition, under the agreement, Daré will be responsible for conducting all research, development and commercial activities for the IVR program.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures at least through the next twelve months from the date of issuance of this report.  We may be dependent on our ability to raise additional capital to finance operations and fund research and development programs beyond that period.  If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to evaluate future anticipated capital or operational needs.

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2018 was $1.1 million, which resulted primarily from  net income of $0.8 million for the period and $1.2 million in depreciation and amortization and stock-based compensation expense offset by a $3.0 million decrease in net changes in working capital changes primarily due to higher accounts receivable. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2018, which resulted from the purchase of property plant and equipment. Net cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2018, primarily relating to proceeds from the exercises of stock options, partially offset by the principal payments on debt.

Net cash used in operating activities for the three months ended March 31, 2017 was $0.1 million, which resulted primarily from net loss of $1.4 million for the period offset by $0.8 million in depreciation and amortization and stock-based compensation expense and $0.5 million of working capital changes primarily due to a decrease in accounts receivable and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2017, which resulted from the purchase of property plant and equipment. Net cash provided by financing activities was approximately $1.4 million for the three months ended March 31, 2017, primarily relating to proceeds from the equipment loans offset by the principal payments on debt.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business or described above from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the adoption of the new accounting standard for the recognition of revenue, ASC 606 - Revenue from Contracts with Customers, adopted for the fiscal year beginning on January 1, 2018, described above, there have been no material changes to our critical accounting policies as of December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We do not believe that we have material exposure to market rate risk. We may, however, seek additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market rate risk.

There has been no material change to our market rate risk exposure since December 31, 2017.

Foreign Currency Exchange

Overall, we are a net recipient of currencies other that the U.S. dollar and, as such, benefit from a weaker dollar and are adversely affected by a strong dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect our consolidated revenues or operating costs and expenses as expressed in U.S. dollars. Our significant foreign currency exposures include the British pound and the Euro. Our exposure is reduced given assets and liabilities, revenues and expenses are designated in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations.  We may be exposed to exchange rate fluctuations that occur from certain intercompany transactions with our subsidiaries, which we recognize as unrealized gains and losses in our statements of operations.

Revenues from our international operations that were recorded in U.S. dollars represented approximately 77% of our total international revenues for the three months ended March 31, 2018. The remaining 23% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined by Rules 13a-15e and 15d-15e with the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017 in addition to other information included in this Quarterly Report on Form 10-Q, including the information below and our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

The longer term growth of our business depends in part on our efforts to utilize our proprietary technologies to expand our portfolio of product candidates for development and commercialization may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends in part upon our ability to utilize current and future proprietary technologies to develop and commercialize therapeutic products either internally or with potential partner. In addition, any intention to pursue the development and commercialization of JNP-0101, JNP-0201, and JNP-0301, will require the leveraging of our IVR technology. A significant portion of the research we conducted involves our IVR technology.

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

Moreover, we recently entered into an exclusive worldwide license agreement with Daré Bioscience for the development and commercialization of our IVR technology platform, including the platform’s three preclinical IVR candidates.  Under the agreement, Daré Bioscience will be responsible for conducting all research, development, and commercial activities for this program.  As a result, the longer term growth of our business related to our IVR technology platform and candidates will be dependent on a third party, and we cannot assure the scientific or commercial success of such partnership nor can we be assured that the third party will be able fund the development of any of these programs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

3.1.1***	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on March 13, 2006).

3.1.2***	Certificate of Amendment of Restated Certificate of Incorporation, dated July 1, 2010 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on July 6, 2010).

3.1.3***	Certificate of Amendment of Restated Certificate of Incorporation, dated August 7, 2013 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on August 8, 2013).

3.1.4***	Certificate of Amendment of Restated Certificate of Incorporation, dated April 2, 2015 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 3, 2015).

3.2.1***	Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (filed as Exhibit 3.2 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on January 12, 2015).

3.2.2***	Amendment No. 1 to the Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (filed as Exhibit 3.2 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 3, 2015).

10.1* †	Supply Agreement, dated as of January 7, 2018, by and between Columbia Laboratories (Bermuda) Limited and Ares Trading S.A.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniper Pharmaceuticals, Inc.

/s/ Jeffrey E. Young
Jeffrey E. Young
Senior Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
DATE: May 10, 2018