Form 10-Q
period 2018-06-30
JUNIPER PHARMACEUTICALS INC
filed 2018-08-09
CIK 821995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2018: 11,319,757.

EXPLANATORY NOTE

Unless the context indicates otherwise, references in this Quarterly Report to “Juniper Pharmaceuticals,” “Juniper,” “the Company,” “we” “our,” and “us” mean Juniper Pharmaceuticals, Inc. and its subsidiaries.

Juniper Pharmaceuticals, Inc.

Part I—Financial Information

Item 1. Financial Statements

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,826	$21,446
Accounts receivable, net	10,772	4,734
Inventories	6,280	6,326
Prepaid expenses and other current assets	3,228	3,467
Total current assets	41,106	35,973
Property and equipment, net	17,074	15,229
Intangible assets, net	587	744
Goodwill	8,928	9,123
Other assets	73	151
Total assets	$67,768	$61,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,173	$4,038
Accrued expenses and other	7,398	5,615
Deferred revenue	887	6,141
Current portion of long-term debt	544	546
Total current liabilities	16,002	16,340
Long-term debt, net of current portion	2,909	3,253
Deferred tax liability	300	—
Other non-current liabilities	64	115
Total liabilities	19,275	19,708
Stockholders’ equity:
Common stock $0.01 par value; 150,000 shares authorized; 12,525 issued and 11,105 outstanding at June 30, 2018 and 12,257 issued and 10,844 outstanding at December 31, 2017	125	123
Additional paid-in capital	294,584	292,108
Treasury stock (at cost), 1,420 shares at June 30, 2018 and 1,413 shares at December 31, 2017	(8,661)	(8,601)
Accumulated deficit	(233,802)	(238,961)
Accumulated other comprehensive loss	(3,753)	(3,157)
Total stockholders’ equity	48,493	41,512
Total liabilities and stockholders’ equity	$67,768	$61,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Product revenues	$9,343	$9,569	$19,417	$17,295
Service revenues	5,717	4,387	11,167	7,908
License revenues	250	—	250	—
Total revenues	15,310	13,956	30,834	25,203
Cost of product revenues	6,158	5,303	12,174	9,617
Cost of service revenues	2,959	2,347	5,969	4,590
Total cost of revenues	9,117	7,650	18,143	14,207
Gross profit	6,193	6,306	12,691	10,996
Operating expenses
Sales and marketing	563	410	982	788
Research and development	1,055	1,648	2,029	2,994
General and administrative	6,518	4,604	10,607	9,025
Total operating expenses	8,136	6,662	13,618	12,807
Loss from operations	(1,943)	(356)	(927)	(1,811)
Interest expense, net	(29)	(30)	(74)	(58)
Other income, net	758	10	559	52
Total non-operating income (expense)	729	(20)	485	(6)
Loss before income taxes	(1,214)	(376)	(442)	(1,817)
Income tax expense	300	—	300	—
Net loss	(1,514)	(376)	(742)	(1,817)
Adjustments attributable to preferred stockholders	—	452	—	445
Net (loss) income available to common stockholders	$(1,514)	$76	$(742)	$(1,372)

Basic net (loss) income per common share	$(0.14)	$0.01	$(0.07)	$(0.13)
Diluted net (loss) income per common share	$(0.14)	$(0.03)	$(0.07)	$(0.13)
Basic weighted average common shares outstanding	11,103	10,803	11,023	10,803
Diluted weighted average common shares outstanding	11,103	10,954	11,023	10,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,514)	$(376)	$(742)	$(1,817)
Other comprehensive (loss) income components:
Foreign currency translation	(1,536)	823	(596)	1,051
Total other comprehensive (loss) income	(1,536)	823	(596)	1,051
Comprehensive (loss) income	$(3,050)	$447	$(1,338)	$(766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(742)	$(1,817)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,211	1,075
Stock-based compensation expense	1,069	845
Deferred tax liability	300	—
Changes in operating assets and liabilities:
Accounts receivable	(6,188)	(145)
Inventories	46	409
Prepaid expenses and other current assets	487	(240)
Accounts payable	2,915	(805)
Accrued expenses and other	1,898	(335)
Deferred rent	(23)	(18)
Deferred revenue	469	1,522
Net cash provided by operating activities	1,442	491
Investing activities:
Purchases of property and equipment	(3,092)	(1,404)
Net cash used in investing activities	(3,092)	(1,404)
Financing activities:
Proceeds from sale of common stock / exercise of options	1,407	—
Proceeds from loan facility	—	954
Proceeds from equipment loans	—	1,501
Principal payments on debt	(274)	(1,143)
Payments to satisfy employee taxes due on vesting of restricted awards	(60)	—
Dividends paid	—	(7)
Net cash provided by financing activities	1,073	1,305
Effect of exchange rate changes on cash and cash equivalents	(43)	78
Net (decrease) increase in cash and cash equivalents	(620)	470
Cash and cash equivalents, beginning of period	21,446	20,994
Cash and cash equivalents, end of period	$20,826	$21,464
Supplemental cash flow information
Cash paid for interest	$75	$50
Supplemental noncash information
Purchases of equipment through accounts payable and accrued expenses	$470	$327
Excess of carrying value of Series C Preferred Stock over redemption value	$—	$459
Redemption of Series C Preferred Stock and dividend included in accounts payable	$—	$98

The accompanying notes are an integral part of these condensed consolidated financial statements.

Juniper Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Juniper Pharmaceuticals, Inc. (“Juniper” or the “Company”) for the year ended December 31, 2017 filed with the SEC on March 9, 2018 (the “2017 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter.

At June 30, 2018, cash and cash equivalents were $20.8 million. The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and services and the resources the Company devotes to developing and supporting the same. The Company believes that current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through the next twelve months from the date of the filing of this Form 10-Q. The Company may be dependent on its ability to raise additional capital to finance operations. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to evaluate future anticipated capital or operational needs.

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

(2) Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out method. The Company monitors standard costs on a monthly basis and updates them annually as necessary to reflect change in raw material costs and labor and overhead rates. Components of inventory cost include materials, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,382	$1,921
Work in process	4,060	3,299
Finished goods	838	1,106
Total	$6,280	$6,326

The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact its gross margins. The inventory reserve balance at June 30, 2018 and December 31, 2017 was $0.2 million and 0.5 million, respectively.   No charges for excess and obsolete inventory were incurred during the three months ended June 30, 2018 or 2017. During the six months ended June 30, 2018 and 2017, the Company recorded charges in the condensed consolidated statements of operations for excess and obsolete inventory of $11,000 and $0.2 million, respectively.

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

Changes to goodwill during the six months ended June 30, 2018 were as follows (in thousands):

Total
Balance—December 31, 2017	$9,123
Effects of foreign currency translation	(195)
Balance—June 30, 2018	$8,928

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

Intangible assets consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(223)	(201)	(477)
Accumulated amortization	(247)	(888)	(711)	(1,846)
Balance—June 30, 2018	$—	$259	$328	$587

	Trademark	Developed Technology	Customer Relationships	Total
Gross carrying amount	$300	$1,370	$1,240	$2,910
Foreign currency translation adjustment	(53)	(198)	(179)	(430)
Accumulated amortization	(247)	(839)	(650)	(1,736)
Balance—December 31, 2017	$—	$333	$411	$744

Amortization expense for the three months ended June 30, 2018 and 2017 was $0.1 million. Amortization expense for the six months ended June 30, 2018 and 2017 was $0.2 million and $0.2 million, respectively. Amortization expense related to developed technology is classified as a component of cost of service revenues in the accompanying consolidated statements of operations. Amortization expense related to trademark and customer relationships is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2018, amortization expense remaining on existing intangible assets is as follows (in thousands):

Year ending December 31,	Total
Remainder of 2018	$142
2019	256
2020	189
Total	$587

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

As of June 30, 2018, the Company owed $2.3 million on the loan facilities. All facilities are due for repayment over periods ranging from 7-15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95%, and 2.55%, respectively. The weighted average interest rates at June 30, 2018 for these two facilities were 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the three months ended June 30, 2018 was 2.76%. The loan facilities are secured by the mortgaged property and an unlimited lien on other assets of JPS. The loan facilities contain financial covenants that limit the amount of indebtedness Juniper Pharma Services may incur, requires Juniper Pharma Services to maintain certain levels of net worth, and restricts Juniper Pharma Services’ ability to materially alter the character of its business. As of June 30, 2018, the Company is in compliance with all of the covenants under the loan facilities.

As of June 30, 2018, the Company owed $1.2 million on its equipment loans. During the quarter ending March 31, 2017, the Company entered into two loans totaling $1.5 million with payments through March 2022 for equipment in its Nottingham, U.K. facility at an interest rate of 2.09%. The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on the Company’s condensed consolidated balance sheets. The initial terms of the loans are 60 months.

In October 2015, the Company entered into an operating lease agreement for its corporate office in Boston, Massachusetts. The initial term of the lease agreement is approximately 39 months and ends in the January of 2019, which includes a three-month free rent period.

In December 2016, the Company entered into an API Supply Agreement for a manufacturer of progesterone under which the Company has agreed to annual minimum volume commitments until December 2019.

The Company’s significant outstanding contractual obligations relate to operating leases for the Company’s facilities, loan agreements and minimum volume commitments. The Company’s facility leases are non-cancellable and contain renewal options. The Company’s future contractual obligations as of June 30, 2018 include the following (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$296	$222	$74	$—	$—	$—	$—
Loan principal repayments	2,255	116	237	243	250	257	1,152
Capital lease obligations	1,198	154	317	331	344	52
Minimum purchase obligation	5,375	3,401	1,974	—	—	—	—
Total	$9,124	$3,893	$2,602	$574	$594	$309	$1,152

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

Daré Bioscience, Inc.

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

As consideration, the Company received in May 2018 a $250,000 license fee from Daré in connection with the execution of the Daré License Agreement. In addition, the Company is entitled to receive an annual license maintenance fee from Daré in the amount of $50,000 for the first two anniversaries of the effective date of the Daré License Agreement, increasing to $100,000 for each anniversary thereafter. The Company is also entitled to receive potential future development and sales milestone payments of up to $43.8 million (up to $13.5 million in development milestones and up to $30.3 million in sales milestones) for each product or process covered by the licenses granted under the Daré License Agreement. The Company is also eligible to receive mid-single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the Daré Licensee Agreement. The royalty term shall terminate on a product-by-product basis (or process-by-process) basis on the latest of (i) the expiration date of the last valid claim within the licensed patent rights in a country, (ii) ten (10) years following the first commercial sale of a product or process in a country, or (iii) the entry of generic competition for a product or process in a country, provided that if there is no generic competition for a product or process in a country by the ten (10) year anniversary of the first commercial sale of a product or process in a country, the royalty term shall terminate on the ten (10) year anniversary of the first commercial sale of such product or process in the country. In addition, if Daré sublicenses any of its rights under the Daré License Agreement, the Company is eligible to a low double-digit percentage of all sublicense income received by Daré for the sublicense of such rights to a third party, in lieu of the royalties on net sales noted above.

(6) Segments and Geographic Information

The Company and its subsidiaries currently operate in two segments, product and service. The product segment oversees the supply chain and manufacturing of Crinone, the Company’s sole commercialized product. The service segment includes product development, clinical trial manufacturing, and advanced analytical and consulting services for the Company’s customers as well as characterizing and developing pharmaceutical product candidates for the Company’s internal programs. The Company conducts its advanced formulation, analytical and consulting services through its subsidiary, Juniper Pharma Services, the Company’s U.K.-based provider of pharmaceutical development, clinical trial manufacturing and advanced analytical and consulting services to the pharmaceuticals industry. The Company has integrated its supply chain management for Crinone into those operations and has therefore sought to capture synergies by transferring all operational activities related to its historic business. The Company owns certain plant and equipment physically located at third-party contractor facilities in the United Kingdom (the “U.K.”) and Switzerland.

The Company’s largest customer, Merck KGaA, utilizes a Switzerland-based subsidiary to acquire product from the Company, which it then sells throughout the world, excluding the United States (the “U.S.”).

The following tables show selected information by geographic area (in thousands):

Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$3,917	$2,387	$7,459	$4,015
Switzerland	9,518	9,759	19,796	17,516
United Kingdom	1,182	1,088	1,975	2,037
Other countries	693	722	1,604	1,635
Total	$15,310	$13,956	$30,834	$25,203

Total assets:

	June 30, 2018	December 31, 2017
United States	$20,886	$21,683
Switzerland	7,362	1,366
United Kingdom	39,491	38,129
Other countries	29	42
Total	$67,768	$61,220

Long-lived assets:

	June 30, 2018	December 31, 2017
United States	$345	$523
Switzerland	1,257	535
United Kingdom	16,129	15,064
Other countries	3	2
Total	$17,734	$16,124

Long-lived assets include fixed assets, intangibles and other assets.

No other individual country represented greater than 10% of total revenues, total assets or total long-lived assets for any period presented.

For the three and six months ended June 30, 2018 and 2017, Merck KGaA accounted for 100% of the product segment revenue. At June 30, 2018 and December 31, 2017, Merck KGaA made up 100% of the product segment accounts receivable.

For the three and six months ended June 30, 2018 and 2017, the same customer accounted for 41% and 28% and 37% and 23% of the service segment total revenue, respectively.  No additional customers accounted for 10% or more of the service segment total revenue for the three or six months ended June 30, 2018 and 2017.  At June 30, 2018 and December 31, 2017, one customer accounted for 47% and 53% of total service segment accounts receivable, respectively.

The following summarizes other information by segment for the three months ended June 30, 2018 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$9,343	$—	$9,343
Service revenues	—	5,717	5,717
License revenues	250	—	250
Total revenues	$9,593	$5,717	$15,310
Cost of product revenues	6,158	—	6,158
Cost of service revenues	—	2,959	2,959
Total cost of revenues	$6,158	$2,959	$9,117
Gross profit	$3,435	$2,758	$6,193
Total operating expenses			8,136
Total non-operating income			729
Loss before income taxes			$(1,214)

The following summarizes other information by segment for the three months ended June 30, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$9,569	$—	$9,569
Service revenues	—	4,387	4,387
Total revenues	$9,569	$4,387	$13,956
Cost of product revenues	5,303	—	5,303
Cost of service revenues	—	2,347	2,347
Total cost of revenues	$5,303	$2,347	$7,650
Gross profit	$4,266	$2,040	$6,306
Total operating expenses			6,662
Total non-operating expense			(20)
Loss before income taxes			$(376)

The following summarizes other information by segment for the six months ended June 30, 2018 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$19,417	$—	$19,417
Service revenues	—	11,167	11,167
License revenues	250	—	250
Total revenues	$19,667	$11,167	$30,834
Cost of product revenues	12,174	—	$12,174
Cost of service revenues	—	5,969	$5,969
Total cost of revenues	$12,174	$5,969	18,143
Gross profit	$7,493	$5,198	$12,691
Total operating expenses			13,618
Total non-operating income			485
Loss before income taxes			$(442)

The following summarizes other information by segment for the six months ended June 30, 2017 (in thousands):

	Product	Service	Total
Revenues
Product revenues	$17,295	$—	$17,295
Service revenues	—	7,908	7,908
Total revenues	$17,295	$7,908	$25,203
Cost of product revenues	$9,617	$—	$9,617
Cost of service revenues	—	4,590	4,590
Total cost of revenues	$9,617	$4,590	$14,207
Gross profit	$7,678	$3,318	$10,996
Total operating expenses			12,807
Total non-operating expense			(6)
Loss before income taxes			$(1,817)

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2018	December 31, 2017
Machinery and equipment	3-10	$15,061	$12,358
Furniture and fixtures	3-5	1,083	1,083
Computer equipment and software	3-5	635	628
Buildings	Up to 39	7,824	7,995
Land	Indefinite	502	513
Construction in-process		1,387	1,133
		26,492	23,710
Less: Accumulated depreciation		(9,418)	(8,481)
Total		$17,074	$15,229

Depreciation expense for the three and six months ended June 30, 2018 and 2017 was $0.5 million and $0.5 million and $1.1 million and $0.9 million, respectively.

Machinery and equipment includes $1.5 million of equipment purchased under equipment loans at June 30, 2018 and December 31, 2017.

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

The holders of each share of the 550 shares of Series C outstanding had the right to require the Company to redeem their shares in cash plus all accrued and unpaid dividends thereon the date such redemption is demanded. On the Redemption and Conversion Date, the Company paid to the holders of the Series C approximately $0.01 million and as a result of the transaction recorded the excess of the carrying value of Series C over redemption value of approximately $0.5 million to accumulated deficit for the year ended December 31, 2017. There are no outstanding shares of either the Series B or the Series C at June 30, 2018 or December 31, 2017.

(9) Net (Loss) Income Per Common Share

The calculation of basic and diluted income (loss) per common share and common share equivalents is as follows (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net (loss) income per common share
Net loss	$(1,514)	$(376)	$(742)	$(1,817)
Add: Excess of carrying value of Series C Preferred Stock over redemption value	—	459		459
Less: Preferred stock dividends	—	(7)	—	(14)
Net (loss)income applicable to common stock	$(1,514)	$76	$(742)	$(1,372)
Basic weighted average number of common shares outstanding	11,103	10,803	11,023	10,803
Basic net (loss) income per common share	$(0.14)	$0.01	$(0.07)	$(0.13)
Diluted income (loss) per common share
Net (loss) income applicable to common stock	$(1,514)	$76	$(742)	$(1,372)
Less: Excess of carrying value of Series C Preferred Stock over redemption value	—	(459)	—	—
Add: Preferred stock dividends	—	7	—	—
Net loss applicable to dilutive common stock	$(1,514)	$(376)	$(742)	$(1,372)
Basic weighted average number of common shares outstanding	11,103	10,803	11,023	10,803
Effect of dilutive securities
Dilutive stock awards	—	40	—	—
Dilutive preferred share conversion		111
	—	151	—	—
Diluted weighted average number of common shares outstanding	11,103	10,954	11,023	10,803
Diluted net (loss) income per common share	$(0.14)	$(0.03)	$(0.07)	$(0.13)

Basic net (loss) income per common share is computed by dividing the net (loss) income, less preferred dividends and adding the excess of carrying value of Series C Preferred Stock over redemption value recognized on the conversion of the Series C Preferred Shares by the weighted-average number of shares of common stock outstanding during a period. The diluted income (loss) per common share calculation gives effect to dilutive options, convertible preferred stock, and other potential dilutive common stock including restricted shares of common stock outstanding during the period. Diluted net (loss) income per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

Shares to be issued upon the exercise of the outstanding options, performance-based restricted stock units, convertible preferred stock, and selected restricted shares of common stock excluded from the income per share calculation amounted to 2.0 million and 2.4 million and 2.0 million and 1.5 million in each of the three and six months ended June 30, 2018 and 2017, respectively, because the awards were anti-dilutive.

(10) Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive loss during the six months ended June 30, 2018 were as follows (in thousands):

Translation Adjustment
Balance—December 31, 2017	$(3,157)
Current period other comprehensive income	(596)
Balance—June 30, 2018	$(3,753)

(11) Stock-Based Compensation

Stock Incentive Plan – Stock Options

Juniper granted options to purchase 293,500 and 680,400 shares of common stock to employees during the six months ended June 30, 2018 and 2017, respectively. There were no options granted to non-employees during the six months ended June 30, 2018 and 2017. Stock options granted to employees typically vest over a four-year term and options granted to non-employee directors typically vest over a three-year term.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The Black-Scholes option pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s assumptions do not include an estimated forfeiture rate.

The weighted-average grant date fair values of options granted to employees during the six months ended June 30, 2018 and 2017 were $3.40 and $2.43, respectively, using the following assumptions:

	Six Months Ended June 30,
	2018	2017
Risk free interest rate	2.15%	1.45% - 1.59%
Expected term	4.75 years	4.5 - 4.75 years
Dividend yield	—	—
Expected volatility	47.79% - 47.86%	53.15% - 55.20%

The Company records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options, which is re-measured over the graded vesting term resulting in periodic adjustments to stock-based compensation expense.  The stock-based compensation expense recorded for non-employees has historically been reflected in the research and development line of the statement of operations and is remeasured on a quarterly basis from the date of grant. The Company did not record any stock-based expense for non-employee awards during the three or six months ended June 30, 2018 as all options were fully vested. During the three and six months ended June 30, 2017, the Company recorded a reduction of stock-based compensation expense of $0.1 million for non-employee options as a result of changes in the fair value of the options during the period.

Stock Option Plan – Restricted Stock

Juniper granted 122,300 and 5,625 time-based restricted stock units to employees and non-employee directors, respectively, during the six months ended June 30, 2018. The Company granted 52,700 time-based restricted stock units to employees and 51,234 to non-employee directors during the six months ended June 30, 2017.  The weighted-average grant date fair value of the time-based restricted stock units was $8.18 and $5.11 per share during the six months ended June 30, 2018 and 2017, respectively. The Company recognizes stock-based compensation expense for time-based restricted stock units over the vesting period. There were 9,300 time-based restricted stock units that vested during the six months ended June 30, 2018. No time-based restricted stock units vested during the six months ended June 30, 2017.

The Company granted 186,000 performance-based restricted stock units to employees during the six months ended June 30, 2017. No additional performance-based restricted stock units were granted during the six months ended June 30, 2018. These performance-based restricted stock units vest based upon the occurrence of certain operational and strategic events that were determined by the Company’s Board of Directors and approved by the Company’s Compensation Committee. The Company considers the performance criteria at each balance sheet date and recognizes stock-based compensation expense for those criteria considered probable. During the year ended and at December 31, 2017, 109,550 performance-based restricted stock units expired. At December 31, 2017, performance-based restricted stock units outstanding totaled 76,450. On January 8, 2018, the Company announced the 4.5-year extension of its supply agreement for Crinone with an affiliate of Merck KGaA, Darmstandt, Germany. On

February 7, 2018, the Company’s Compensation Committee of the Board of Director approved the vesting of 27,800 awards affiliated with this performance condition and as a result the Company recorded a charge to stock compensation expense during the first quarter of 2018 totaling $0.1 million. At June 30, 2018, performance-based restricted stock units outstanding totaled 48,650. The expense recognition for these awards commences when achievement of the operational or strategic events becomes probable over the remaining service period. In the second quarter, the Company determined the achievement of one remaining performance criteria associated with a targeted organic revenue growth of Juniper Pharma Services, totaling 20,850 restricted stock units, was probable and as a result recognized $36,000 in stock-based compensation expense during the three months ended June 30, 2018.

Stock-based compensation relates to options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and non-employee directors and performance-based restricted stock units granted to employees. Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.5 million, respectively. Stock-based compensation expense for the six months ended June 30, 2018 and 2017 was $1.1 million and $0.8 million, respectively. Total stock-based compensation expense was recorded to cost of revenues and operating expenses based upon the functional responsibilities of the individuals holding the respective awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$39	$31	$77	$59
Sales and marketing	12	12	25	23
Research and development	40	71	58	28
General and administrative	412	390	909	735
Total	$503	$504	$1,069	$845

There were 230,626 of stock option exercised during the six months ended June 30, 2018 for which the Company received $1.4 million. There were no option exercises during the six months ended June 30, 2017.

As of June 30, 2018, the total unrecognized compensation cost related to outstanding stock options and time-based restricted stock units expected to vest was $3.6 million, which the Company expects to recognize over a weighted-average period of 2.58 years.

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

The fair value of cash and cash equivalents are classified as Level 1 at June 30, 2018 and December 31, 2017.

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

(13) Income Taxes

Provision for income taxes for the three and six months ended June 30, 2018 was $0.3 million. Income tax expense primarily relates to increased current year profits in the U.K. and adjustments resulting from the filing of the U.K. tax returns, offset by a benefit for releasing the valuation allowance on net deferred tax assets in the U.K.. During the three and six months ended June 30, 2017, Juniper recorded no income tax expense due to expected losses forecasted for the year due to the full valuation allowance in all jurisdictions. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The Company continues to maintain valuation allowances in the U.S. and France.

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

One of the Tax Reform provisions effective January 1, 2018 includes a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). Under the U.S. generally accepted accounting principles, companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company is currently accounting for GILTI using the period cost method as it continues to evaluate the two policies available. Under the period cost method, the Company has included approximately $2.4 million GILTI in U.S. taxable income, fully off-set by net operating loss carryforwards.

Given the significance of the legislation, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one-year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of June 30, 2018, the Company has not recorded any incremental accounting adjustments related to the impact of Tax Reform that were recorded in its December 31, 2017 financial statements and it continues to assess its provisional estimate and technical interpretations of its application.

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

(14) Recent Accounting Pronouncements

Adopted

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which amends the guidance of ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for all fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest practicable if retrospective application would be impracticable. The adoption of this standard was applied retrospectively but did not have an impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard was effective beginning in the first quarter of 2018 and early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

To be adopted

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements and related disclosures.

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

The following table summarizes the components of the Company’s restructuring activity recorded in the accompanying balance sheets (in thousands):

	Amounts accrued at December 31, 2017	Expense incurred	Amounts paid	Amounts accrued at June 30, 2018
Employee severance, benefits and related costs	$72	$—	$(72)	$—
Obligations under manufacturing and development contracts	283	—	(134)	149
	$355	$—	$(206)	$149

No significant additional charges are anticipated relating to this restructuring plan. The Company expects to pay approximately $43,000 and $0.1 million during the remainder of 2018 and beyond, respectively.

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

Product Revenue

The adoption of Topic 606 resulted in a change in the pattern of revenue recognition for product revenue.  Revenue and the related cost of sales are primarily the result of firm purchase commitments, generally only for a short period of time. Revenue is recognized when the performance obligation has been met, upon shipment to the customer. Selling prices to Merck KGaA for Crinone are determined on an annual and country-by-country basis. Juniper records revenue at a transaction price that most closely approximate what it will be sold for by Merck KGaA. The transaction price is determined by evaluating the Merck KGaA selling price.  The Company records as deferred revenue amounts invoiced above the transaction price. Accordingly, product revenue in each period includes both an amount for product shipped to Merck KGaA in the current period recognized at the transaction price and an amount for product shipped by Merck KGaA to its customers in the current period equal to the difference between the invoice price and the transaction price.

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

Upon adoption, the Company recorded approximately $5.7 million as an adjustment to both deferred revenue and accumulated deficit. In accordance with Topic 605, the Company would have recognized approximately $10.3 million and $19.0 million in product revenue for the three and six months ended June 30, 2018 and product deferred revenue as of that date would have been $6.4 million.

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

The professional service contracts that Juniper enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of Juniper’s engagements can be longer in duration. Payments terms vary by the type and services offered. The term between invoicing and when payment is due is not significant. In certain cases, Juniper bills clients prior to work being performed, which requires Juniper to defer revenue in accordance with U.S. GAAP. Revenues from time-and-materials service contracts are recognized as the services are performed based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Juniper collects value-added tax from its customers for revenue generated out of the U.K. for which the customer is not tax exempt and remits such taxes to the appropriate governmental authority. Juniper presents its value added tax on a net basis; therefore, these taxes are excluded form revenues.

The Company generally expenses commission when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. Juniper does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognized revenue at the amount to which it has the right to invoice for services performed. Upon adoption, for contracts that exceed one year in duration, the Company has recorded contract costs totaling $0.2 million. For the three and six months ended June 30, 2018, in accordance with Topic 605, the Company would have recognized a reduction in sales and marketing expense of approximately $39 thousand and $11 thousand, respectively. As of June 30, 2018, the ending balance of contract costs included in prepaid expenses and other current assets was $0.2 million.

License Revenue

The Company evaluated the Daré License Agreement under ASC 606. Based on this evaluation, the Company identified a single performance obligation requiring the transfer of the intellectual property under the license under which Daré is responsible for conducting all research, development and commercial activities for the IVR program using its available resources. Because the Company satisfied the single performance obligation at the inception of the contract and had no remaining performance obligation, the upfront consideration received of $0.3 million was recognized upon receipt. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.

A summary of changes in deferred revenue balances for product and service revenue is as follows:

	Product Revenue	Service Revenue	Total
Opening Balance - December 31, 2017	$5,888	$253	$6,141
Additions	300	917	1,217
Recognized into Revenue	(230)	(538)	(768)
Recognized into Accumulated Deficit	(5,703)	—	(5,703)
Ending Balance - June 30, 2018	$255	$632	$887

(17) Subsequent Event

On July 2, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalent Pharma Solutions, Inc., a Delaware corporation (“Catalent”) and Catalent Boston, Inc., a Delaware corporation and wholly owned subsidiary of Catalent (“Merger Sub”) providing for the acquisition of the Company by Catalent in an all cash transaction, pursuant to a tender offer, followed by a subsequent merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Catalent. Pursuant to the Merger Agreement, and subject to its terms and conditions, on July 17, 2018, Merger Sub commenced a cash tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock at a price per share equal to $11.50, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law and, further, the Offer will initially remain open until the end of the day on August 13, 2018, which is the 20th business day from the date of the commencement of the Offer.  On July 17, 2018, in connection with the offer, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 recommending that its stockholders accept the Offer and tender their shares to Merger Sub.

The obligation of Merger Sub to consummate the Offer is subject to customary conditions, including, among others, that a certain minimum number of shares of common stock be validly tendered and not validly withdrawn (“Minimum Condition”).   Specifically, the Minimum Condition requires that there be validly tendered and not validly withdrawn shares of common stock that, when considered together with all other shares of common stock (if any) beneficially owned by Catalent and its affiliates (excluding any shares of common stock tendered pursuant to guaranteed delivery procedures that have not yet been received), represent more than 50% of the sum of (x) the total number of shares of the Company’s common stock outstanding at the time of the expiration of the Offer, plus (y) the aggregate number of shares of common stock then issuable to optionholders from which the Company has received notices of exercise prior to the expiration of the Offer (and as to which such shares have not yet been issued to such exercising optionholders) .

If, at the scheduled expiration time of the Offer any of the conditions to the Offer have not been satisfied or waived, then the Offer may be extended on one or more occasions to permit the satisfaction of all Offer conditions.  At the proposed effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the proposed effective time of the Merger, will be canceled and converted into the right to receive $11.50 in cash, without interest and subject to any required tax withholding, other than: (i) the Company’s shares of common stock held in treasury, (ii) shares of common stock held by Catalent, Merger Sub or any other direct or indirect wholly owned subsidiary of Catalent or Merger Sub, (iii) shares of Common Stock irrevocably accepted for payment in the Offer, (iv) shares of common stock held by stockholders who have properly exercised their demands for appraisal of such shares in accordance with the Delaware law and have neither withdrawn nor lost such rights prior to the effective time of the Merger.  At the contemplated effective time of the Merger, all outstanding and unexercised Company stock options (whether vested or unvested) and unvested restricted stock units that are outstanding immediately prior to the effective time will be cancelled and extinguished in exchange for the right to receive the merger consideration (without interest) with respect to the number of shares of common stock underlying the applicable award, less applicable withholding taxes, and less the applicable exercise price for Company stock options. The Merger is expected to close in the third quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains information that may constitute forward-looking statements. Generally, forward-looking statements can be identified by words such as “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development—are forward-looking statements.  All statements regarding the risks and uncertainties related to the pending acquisition of the Company by Catalent, including the timing of the completion of the Offer (as defined below) and the Merger (as defined below), how many of our stockholders will tender their shares in the Offer, the possibility that the various closing conditions for the Offer or the Merger may not be satisfied or waived, possible litigation related to the Offer and the Merger, and the impact of the Offer and the Merger on our operations and business and on our relationships with our employees, clients and suppliers are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise, except as required by law.

Pending Sale of the Company to Catalent

In January 2018, we announced that we would be exploring strategic alternatives in order to enhance shareholder value. We engaged Rothschild Global Advisory Group as our independent financial advisor to assist us and our Board of Directors in evaluating potential strategic alternatives.

On July 2, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalent Pharma Solutions, Inc., a Delaware corporation (“Catalent”) and Catalent Boston, Inc., a Delaware corporation and wholly owned subsidiary of Catalent (“Merger Sub”).  Pursuant to the Merger Agreement, and subject to its terms and conditions, we expect to be acquired by Catalent in an all cash tender offer, followed by a subsequent merger between us and Merger Sub (the “Merger”), whereby we would survive as a wholly owned subsidiary of Catalent.  Pursuant to the Merger Agreement, and subject to its terms and conditions, on July 17, 2018 Merger Sub commenced a cash tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock at a price per share equal to $11.50, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law. Further, the Offer will initially remain open until the end of the day on August 13, 2018, which is the 20th business day from the date of the commencement of the Offer.  On July 17, 2018, in connection with the Offer, we filed a Solicitation/Recommendation Statement on Schedule 14D-9 recommending that our stockholders accept the Offer and tender their shares to Merger Sub.

The Offer is not subject to any financing conditions.  However, the obligation of Merger Sub to consummate the Offer is subject to customary conditions, including, among others, that a certain minimum number of shares of common stock be validly tendered and not validly withdrawn (“Minimum Condition”).   Specifically, the Minimum Condition requires that there be validly tendered and not validly withdrawn shares of common stock that, when considered together with all other shares of common stock (if any) beneficially owned by Catalent and its affiliates (excluding any shares of common stock tendered pursuant to guaranteed delivery procedures that have not yet been received), represent more than 50% of the sum of (x) the total number of shares of the Company’s common stock outstanding at the time of the expiration of the Offer, plus (y) the aggregate number of shares of common stock then issuable to optionholders from which the Company has received notices of exercise prior to the expiration of the Offer (and as to which such shares have not yet been issued to such exercising optionholders).

If, at the scheduled expiration time of the Offer any of the conditions to the Offer have not been satisfied or waived, then the Offer may be extended on one or more occasions to permit the satisfaction of all Offer conditions.

At the contemplated effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, will be canceled and converted into the right to receive $11.50 in cash, without interest and subject to any required tax withholding, other than: (i) the Company’s shares of common stock held in treasury, (ii) shares of common stock held by Catalent, Merger Sub or any other direct or indirect wholly owned subsidiary of Catalent or Merger Sub, (iii) shares of Common Stock irrevocably accepted for payment in the Offer, (iv) shares of common stock held by stockholders who have properly exercised their demands for appraisal of such shares in accordance with the Delaware law and have neither withdrawn nor lost such rights prior to the effective time of the Merger.  Further, at the contemplated effective time of the Merger, all outstanding and unexercised Company stock options (whether vested or unvested) and unvested restricted stock units that are outstanding immediately prior to the effective time shall, at the effective time, be cancelled and extinguished in exchange for the right to receive the merger consideration (without interest) with respect to the number of shares of common stock underlying the applicable award, less applicable withholding taxes, and less the applicable exercise price for Company stock options. The Merger is expected to close in the third quarter of 2018.

The Merger Agreement prohibits us from soliciting or initiating discussions with third parties regarding other proposals to acquire us, and we have agreed to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of our board of directors under Delaware law. Subject to the terms and conditions of the Merger Agreement, our board of directors is permitted to change its recommendation in response to a “Change in Circumstances” or if it determines that a competing transaction proposal constitutes a “Superior Proposal” (each as defined in the Merger Agreement).

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with an Acquisition Proposal (as defined in the Merger Agreement) that our board of directors determines constitutes a Superior Proposal. Upon the termination of the Merger Agreement, under specified circumstances, we will be required to pay Catalent a termination fee of approximately $5.6 million.

Company Overview

We are a diversified healthcare company with core businesses consisting of our Crinone (progesterone gel) franchise and our fee-for-service pharmaceutical development and manufacturing business called Juniper Pharma Services (“JPS”). Our commercial product and product development programs utilize our proprietary drug delivery technologies, which we believe are suited to applications in women’s health. These technologies consist of our bioadhesive delivery system (“BDS”), a polymer designed to adhere to epithelial surfaces or mucosa and achieve sustained and controlled delivery of active drug product, and our novel IVR technology. In April 2018, we licensed the development our differentiated intravaginal ring (“IVR”) technology to Daré Bioscience, Inc. (“Daré”) to advance a pipeline of product candidates intended to address the unmet needs in women’s health. In addition, under the agreement, Daré licensed from us worldwide rights to our IVR technology and will be responsible for conducting all research, development and commercial activities for the IVR program.

In September 2017, we announced a reduction of approximately 8% of our workforce, primarily in the areas of new product research and development, in order to focus our resources on our core businesses. In addition, as part of our more focused research and development strategy, we completed our in vivo preclinical animal studies and finalized the results for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the second quarter of 2018 and effective in April 2018, we licensed the development of our IVR platform to Daré.

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

Crinone continues to be introduced in new countries by Merck KGaA. In April 2013, our license and supply agreement with Merck KGaA for the sale of Crinone outside the United States was renewed for an additional five-year term, extending the expiration date to May 19, 2020. In January 2018, we announced the extension of this supply agreement for an additional 4.5-years through at least December 31, 2024. Under the terms of our current license and supply agreement with Merck KGaA, we sell Crinone to Merck KGaA on a country-by-country basis at the greater of (i) direct manufacturing cost plus 20% or (ii) a percentage of Merck KGaA’s net selling price based on a tiered structure. In addition, the 2018 extension allows for a volume tiered, fixed price per unit with minimum annual volume guarantees, beginning on July 1, 2020.

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

Our Strategy:

Subject to the pending sale of the Company, our strategy is to grow Crinone in key markets and expand both the JPS technical and geographic reach. Key elements of our strategy include:

•	Supplying Crinone to our commercial partner, Merck KGaA, for sale in over 90 countries around the world; and
•

Growing revenue from our formulation, analytical, product development and clinical trial manufacturing capabilities at JPS, and deploying those same capabilities for the advancement of our in-house product candidates;

Our Product Candidates:

In April 2018, we licensed the development of our entire IVR platform, which consists of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”), to Daré. In addition, under the agreement, Daré will be responsible for conducting all research, development and commercial activities for the IVR program.

We have licensed our pipeline of proprietary product candidates to treat unmet medical needs in women’s health. The three preclinical product development programs utilizing our IVR technology, target overactive bladder, hormone replacement therapy in women, and prevention of preterm birth in women with short cervical length, each as outlined below.

Preclinical Programs:

JNP-0101 - Oxybutynin IVR for the treatment of OAB

JNP-0101 is an IVR product candidate designed to deliver oxybutynin for the treatment of overactive bladder (“OAB”) in women. Oxybutynin is currently approved for the treatment of OAB, however, oral oxybutynin therapy is frequently discontinued by patients due to undesirable side effects including dry mouth, blurred vision, and constipation. We expect that the delivery of oxybutynin using our IVR technology will provide an improved side effect profile as the drug will bypass first pass hepatic metabolism issues. Oxybutynin is metabolized by the liver to an active metabolite resulting an increased in central nervous system (“CNS”) side effects. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies, patches, and gels. We completed our in vivo preclinical animal studies and finalized the results of these studies for our IVR programs, which consist of JNP-0101, JNP-0201 and JNP-0301 (the “IVR program”) in the first half of 2018.

JNP-0201 - Progesterone and Estradiol IVR for Hormone Replacement Therapy

JNP-0201 is a segmented IVR product candidate containing both natural progesterone and natural estradiol to be used for hormone replacement therapy (“HRT”) in menopausal women. JNP-0201 has been designed to deliver natural hormones locally to vaginal tissue. This is another example where avoiding first pass, hepatic metabolism of estradiol may result in an improved side-effect profile. We also believe our delivery approach will provide an improvement in the beneficial effects of estradiol when compared to the currently approved combination HRT therapies; these include orally administered formulations utilizing synthetic progestogens, which have been associated in published clinical trials with higher risk of side effects including cardiovascular events. In addition, we believe that delivery using our IVR technology will improve patient compliance and convenience versus other routes of administration, including oral therapies and patches. We completed our in vivo preclinical animal studies and finalized the results of these studies for our IVR program in the first half of 2018.

JNP-0301 - Progesterone IVR for the prevention of PTB

JNP-0301 is a natural progesterone IVR product candidate for the prevention of preterm birth (“PTB”) in women with a short cervical length. Short cervical length at mid-pregnancy is a critical predictor of preterm birth in women. Medical guidelines issued by the American College of Obstetricians and Gynecologists and the Society of Maternal Fetal Medicine, among others, support use of vaginal progesterone in women with a short cervical length at mid-pregnancy to reduce the risk of PTB. There is no Food and Drug Administration (“FDA”) approved therapy to prevent PTB in women at risk due to short cervix. We believe JNP-0301 can enable the consistent local delivery of progesterone while facilitating patient compliance. We completed our in vivo preclinical animal studies and finalized the results of these studies for our IVR program in the first half of 2018.

Business Development Collaborations:

Our IVR technology can be applied to life-cycle management strategies for existing commercial products that may benefit from intravaginal delivery of drugs. Existing commercial products that are injectable, experience poor compliance, or have systemic toxicity limitations may particularly benefit from our delivery technologies.

Sources of Revenue

We generate revenues primarily from the sale of our products and services. During the three months ended June 30, 2018, we recognized a one-time licensing fee totaling $0.3 million in connection with the execution of the Daré License Agreement.

We recognize revenue from the sale of our products to Merck KGaA when the customer obtains control of the product, which is when the product has been received by the customer. We record revenue at a transaction price that most closely approximates what it will be sold for by Merck KGaA. We record deferred revenue related to amounts invoiced above the transaction price. Revenues from services are recognized as the work is performed. During the three months ended June 30, 2018, we derived approximately 61% of our revenues from the sale of our products and 37% from the sale of our services. During the six months ended June 30, 2018, we derived approximately 63% of our revenues from the sale of our products and 36% from the sale of our services. During both the three and six months ended June 30, 2017, we derived approximately 69% and 31% of our revenues from the sale of our products and services, respectively. During the three and six months ended June 30, 2018, we recognized license revenue which represented 2% and 1% of revenue for each period, respectively.

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

Results of Operations – Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

The following tables contain selected consolidated statements of operations information, which serves as the basis of the discussion surrounding the results of our operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Product revenues	$9,343	$9,569	$(226)	-2%	$19,417	$17,295	$2,122	12%
Service revenues	5,717	4,387	1,330	30%	11,167	7,908	3,259	41%
License revenues	250	—	250	100%	250	—	250	100%
Total revenues	15,310	13,956	1,354	10%	30,834	25,203	5,631	22%
Cost of product revenues	6,158	5,303	855	16%	12,174	9,617	2,557	27%
Cost of service revenues	2,959	2,347	612	26%	5,969	4,590	1,379	30%
Total cost of revenues	9,117	7,650	1,467	19%	18,143	14,207	3,936	28%
Gross profit	6,193	6,306	(113)	-2%	12,691	10,996	1,695	15%
Operating expenses:
Sales and marketing	563	410	153	37%	982	788	194	25%
Research and development	1,055	1,648	(593)	-36%	2,029	2,994	(965)	-32%
General and administrative	6,518	4,604	1,914	42%	10,607	9,025	1,582	18%
Total operating expenses	8,136	6,662	1,474	22%	13,618	12,807	811	6%
Loss from operations	(1,943)	(356)	(1,587)	446%	(927)	(1,811)	884	-49%
Interest expense, net	(29)	(30)	1	-3%	(74)	(58)	(16)	28%
Other income, net	758	10	748	7480%	559	52	507	975%
Loss before income taxes	(1,214)	(376)	(838)	223%	(442)	(1,817)	1,375	-76%
Income tax (benefit) expense	300	—	300	100%	300	—	300	100%
Net loss	$(1,514)	$(376)	$(1,138)	303%	$(742)	$(1,817)	$1,075	(59)%

The following tables presents the results of our operations for the three and six months ended June 30, 2018 and 2017 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands, except for percentages)	Amount	Amount	Amount	Amount
Product revenues	61%	69%	63%	69%
Service revenues	37%	31%	36%	31%
License revenues	2%	0%	1%	0%
Total revenues	100%	100%	100%	100%
Total cost of revenues	60%	55%	59%	56%
Gross profit	40%	45%	41%	44%
Operating expenses:
Sales and marketing	4%	3%	3%	3%
Research and development	7%	12%	7%	12%
General and administrative	43%	33%	34%	36%
Total operating expenses	53%	48%	44%	51%
Loss from operations	-13%	-3%	-3%	-7%
Interest expense, net	0%	0%	0%	0%
Other income, net	5%	0%	2%	0%
Loss before income taxes	-8%	-3%	-1%	-7%
Income tax (benefit) expense	2%	0%	1%	0%
Net loss	-10%	-3%	-2%	-7%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Product revenues	$9,343	$9,569	$(226)	-2%	$19,417	$17,295	$2,122	12%
Service revenues	5,717	4,387	1,330	30%	11,167	7,908	3,259	41%
License revenues	250	—	250	100%	250	—	250	100%
Total revenues	$15,310	$13,956	$1,354	10%	$30,834	$25,203	$5,631	22%

Revenues in the three months ended June 30, 2018 increased by $1.4 million, or 10%, compared to the three months ended June 30, 2017. Revenues in the six months ended June 30, 2018 increased by $5.6 million, or 22%, compared to the six months ended June 30, 2017. These increases were primarily attributable to the following factors:

Product Revenues:

•

For the three months ended June 30, 2018, revenues from the sale of Crinone was $9.3 million, a decrease of approximately $0.2 million, or 2%, from the same period in 2017, primarily due timing of shipments. For the three months ended June 30, 2017, revenue was $9.6 million which included $7.1 million related to product shipped to Merck KGaA and $2.5 million related to product sold through by Merck KGaA to its customers. In comparison, for the three months ended June 30, 2018, revenue, as reported under ASC 605, would have been $10.3 million and included $7.1 million related to product shipped to Merck KGaA and $3.2 million related to product sold through by Merck KGaA to its customers.

•

For the six months ended June 30, 2018, revenues from the sale of Crinone was $19.4 million, an increase of approximately $2.1 million, or 12%, from the same period in 2017, primarily due to in-market growth by Merck KGaA offset by the timing of shipments. For the six months ended June 30, 2017, revenue was $17.3 million which included $13.0 million related to product shipped to Merck KGaA and $4.3 million related to product sold through by Merck KGaA to its customers. In comparison, for the six months ended June 30, 2018, revenue, as reported under ASC 605, would have been $19.0 million and included $14.9 million related to product shipped to Merck KGaA and $4.1 million related to product sold through by Merck KGaA to its customers.

Service Revenues:

•

For the three months ended June 30, 2018, service revenues increased approximately $1.3 million, or 30%, from the second quarter of 2017. For the six months ended June 30, 2018, service revenues increased approximately $3.3 million, or 41%, from the six months ended June 30, 2017. The increases in each of these periods was primarily due to increases in customer volume across our service offerings and a sales focus on larger customer contracts partially offset by the weakening of the Euro and British pound against the U.S. dollar.

License Revenues:

•

For the three and six months ended June 30, 2018, we recorded license revenues totaling $0.3 million associated with a license fee received from Daré in connection with the execution of the Daré License Agreement.

Cost of revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Cost of product revenues	$6,158	$5,303	$855	16%	$12,174	$9,617	$2,557	27%
Cost of service revenues	2,959	2,347	612	26%	5,969	4,590	1,379	30%
Total cost of revenues	$9,117	$7,650	$1,467	19%	$18,143	$14,207	3,936	28%
Cost of product revenues (as a percentage of total product revenues)	66%	55%			63%	56%
Cost of service revenues (as a percentage of total service revenues)	52%	53%			53%	58%
Total cost of revenues (as a percentage of total revenues)	60%	55%			59%	56%

Product gross margin	$3,185	$4,266	$(1,081)	-25%	$7,243	$7,678	$(435)	-6%
Product gross margin (as a percentage of total product revenues)	34%	45%			37%	44%

Service gross margin	$2,758	$2,040	$718	35%	$5,198	$3,318	$1,880	57%
Service gross margin (as a percentage of total service revenues)	48%	47%			47%	42%

Total gross margin	$6,193	$6,306	$(113)	-2%	$12,691	$10,996	$1,695	15%
Total gross margin (as a percentage of total revenues)	40%	45%			41%	44%

Total cost of revenues was $9.1 million and $7.7 million for the three months ended June 30, 2018 and 2017, respectively and $18.1 million and $14.2 million for the six months ended June 30, 2018 and 2017, respectively.

The increase in total cost of product revenues in both the second quarter of 2018 and the six months ended June 30, 2018 was driven primarily by an increase in total cost of product revenue resulting from higher professional and other consulting costs associated with finalizing and executing third-party supply agreements and higher manufacturing costs, primarily progesterone costs.

Cost of service revenues are largely fixed and consist mainly of facility costs, external consultant fees, depreciation and materials used in connection with generating our service revenues.  The increase in total cost of service revenue in both the second quarter of 2018 and the six months ended June 30, 2018 was driven primarily by an increase in personnel related costs offset by lower professional and consulting services.  Personnel costs are scaled to support customer volume.

Product gross margin decreased for both the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to higher progesterone costs and higher costs associated with finalizing and executing third-party supply agreements. Service gross margin increased in 2018 as compared to 2017 due to mix of revenue type within the service segment and higher labor utilization due to fixed labor costs.

Sales and marketing expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Sales and marketing	$563	$410	$153	37%	$982	$788	$194	25%
Sales and marketing (as a percentage of total revenues)	4%	3%			3%	3%

Sales and marketing expenses incurred during the three and six months ended June 30, 2018 and 2017 were attributable to our service business and consisted of personnel costs for our sales force as well as marketing costs for certain tradeshows and conference fees. The increase in both periods in 2018 was largely attributable to higher personnel costs and professional fees to support the expanded growth of our service business.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Research and development	$1,055	$1,648	$(593)	-36%	$2,029	$2,994	$(965)	-32%
Research and development (as a percentage of total revenues)	7%	12%			7%	12%

Research and development expenses primarily include clinical trial costs to conclude our sheep studies, personnel-related expenses and professional and consulting services costs.  The decrease in research and development costs incurred during the three and six months ended June 30, 2018 as compared to the same periods of 2017 was largely associated with lower salary and employee related costs resulting from the Strategic Reprioritization action taken in September 2017 and reduced expenditures incurred on our IVR clinical programs as the in vivo clinical trial programs were concluded in second quarter of 2018. As part of our more focused research and development strategy, we licensed the development of our IVR platform to Daré in April 2018. In addition, in both the three and six months ended June 30, 2017, we recorded a credit associated with the final adjustments on the COL-1077 clinical trial. The trial did not achieve its primary and secondary endpoints, and further development was discontinued.

General and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
General and administrative	$6,518	$4,604	$1,914	42%	$10,607	$9,025	$1,582	18%
General and administrative (as a percentage of total revenues)	43%	33%			34%	36%

General and administrative expenses increased by $1.9 million to $6.5 million for the three months ended June 30, 2018 compared with $4.6 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, general and administrative expenses were driven primarily by one-time costs of $3.5 million, or 54%, incurred as part of our strategic alternatives process. For the three months ended June 30, 2017, we incurred $0 in expenses as part of our strategic alternatives process which started in January 2018.

General and administrative expenses increased by $1.6 million to $10.6 million for the six months ended June 30, 2018 compared with $9.0 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, general and administrative expenses were driven primarily by one-time costs of $4.0 million, or 37%, incurred as part of our strategic alternatives process. For the six months ended June 30, 2017, we incurred $0 in expenses as part of our strategic alternatives process which started in January 2018.

Excluding these one-time costs, our general and administrative expenses for each of the periods discussed would have reflected our continued efforts to closely manage our general and administrative expense.

In 2017, we incurred charges principally related to legal, accounting and other professional fees associated with a growing public company, including matters related to the restatement of our financial results for the fiscal years ended December 31, 2013 through December 2015 and the remediation of material weaknesses in our internal control over financial reporting resulting from the restatement, costs associated with our evaluation of potential strategic opportunities and other business development matters and costs associated with shareholder and investor relations, including matters related to our 2017 annual meeting.

Non-operating income and expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Interest expense, net	$(29)	$(30)	$1	-3%	$(74)	$(58)	$(16)	28%
Other income, net	758	10	748	7480%	559	52	507	975%
	$729	$(20)			$485	$(6)
Interest expense, net (as a percentage of total revenues)	0%	0%			0%	0%
Other income, net (as a percentage of total revenues)	5%	0%			2%	0%

Interest expense, net, primarily relates to interest payments, denominated in British pounds, associated with our loan facilities and equipment loans.

For the three months ended June 30, 2018, other income, net, primarily relates to an insurance settlement received of $0.3 million, credits related to the reimbursement of research and development spending of $0.3 million and net foreign currency transaction gains related to the weakening of the Euro and British pound against the U.S. dollar. For the six months ended June 30, 2018, other income, net, primarily relates to the insurance proceeds settlement received of $0.3 million and credits related to the reimbursement of research and development spending of $0.3 million. For the three months and six months ended June 30, 2017, other income, net, primarily relates to foreign currency transaction losses related to the strengthening of the Euro and British pound against the U.S. dollar losses offset by income associated with the Regional Growth Fund which concluded in October 2017.

Provision for income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(in thousands, except for percentages)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Income tax (benefit) expense	$300	—	$300	100%	$300	—	$300	100%
Income tax (benefit) expense (as a percentage of total revenues)	2%	0%			1%	0%

During the three and six months ended June 30, 2018, we recorded tax expense primarily due to the increased current year profits in the U.K. and adjustments resulting from the filing of the U.K. tax returns, offset by a benefit for releasing the valuation allowance on net deferred tax assets in the U.K. Currently, we maintain valuation allowances offsetting net deferred tax assets in the U.S. and France.

Liquidity and Capital Resources

We require cash to fund operating expenses, working capital needs and capital expenditures.

At June 30, 2018, cash and cash equivalents were $20.8 million. Cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase and consist of cash in operating accounts.

In September 2013, Juniper assumed debt of $3.9 million in connection with its acquisition of JPS. JPS had entered into a Business Loan Agreement (“Loan Agreement”) covering three loan facilities (collectively referred to as the “original agreements”) with Lloyds TSB Bank (“Lloyds”) as administrative agent. In May 2017, JPS repaid on one of the existing loan facilities upon which JPS subsequently entered into a new loan facility with the same administrative agent for the same outstanding balance.  The refinancing was accounted for as a modification with no resulting gain or loss. The remaining original agreements and the new agreement are collectively referred to as the “loan facilities.”

As of June 30, 2018, we owed $2.3 million on the loan facilities. The loan facilities are each repayable over periods ranging from 7-15 years from the date of drawdown. Two of the facilities bear interest at the Bank of England’s base rate plus 1.95%, and 2.55%, respectively. The interest rates at June 30, 2018 for these facilities were 2.45% and 3.05%, respectively. The third facility is a fixed rate agreement bearing interest at 2.99% per annum. The weighted average interest rate for the three loan facilities for the three months ended June 30, 2018 was 2.76%. The loan facilities are secured by the mortgaged property and an unlimited lien on other assets of JPS. The loan facilities contain financial covenants that limit the amount of indebtedness JPS may incur, requires JPS to maintain certain levels of net worth, and restricts JPS’s ability to materially alter the character of its business. As of June 30, 2018, we are in compliance with all of the covenants under the loan facilities.

As of June 30, 2018, we owed $1.2 million on its equipment loans. During the quarter ending March 31, 2017, we entered into two loans totaling $1.5 million with payments through March 2022 for equipment in our Nottingham, U.K. facility at an interest rate of 2.09%. The transactions were considered failed sales-leaseback arrangements as the Company will obtain title to the equipment at the end of the term of the financing for little or no consideration. These failed sale-leaseback arrangements have been recorded as a component of long-term debt on our condensed consolidated balance sheets. The initial terms of the loans are 60 months.

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

Commitments under our lease arrangements are as follows as of June 30, 2018 (in thousands).

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$296	$222	$74	$—	$—	$—	$—
Loan principal repayments	2,255	116	237	243	250	257	1,152
Capital lease obligations	1,198	154	317	331	344	52
Minimum purchase obligation	5,375	3,401	1,974	—	—	—	—
Total	$9,124	$3,893	$2,602	$574	$594	$309	$1,152

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products and services and the resources we devote to developing and supporting the same. Our capital expenditures were $3.1 million and $1.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Our capital expenditures primarily relate to investments in capital equipment made at our Nottingham, U.K. site and our contract manufacturer sites.

Research and development expenses include costs for product and clinical development, which were a combination of internal and third-party costs, and regulatory fees. For the remainder of 2018, we do not expect to incur any research and development expenses as we have concluded our in vivo preclinical studies and have transitioned all responsibilities for conducting all research, development and commercial activities for the IVR program to Daré.

We believe that our current cash and cash equivalents, as well as cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital, including advancing our product candidates, and capital expenditures at least through the next twelve months from the date of issuance of this report.  We may be dependent on our ability to raise additional capital to finance operations beyond that period.  If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to evaluate future anticipated capital or operational needs.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2018 was $1.4 million, which resulted primarily from approximately $1.2 million in net depreciation and amortization, $1.1 million in stock-based compensation and $0.3 million of deferred tax liability offset by a $0.7 million net loss and changes in net working capital items which decreased cash by approximately $0.4 million. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2018, which resulted from the purchase of property plant and equipment. Net cash provided by financing activities was approximately $1.1 million for the six months ended June 30, 2018, primarily relating to proceeds from the exercises of stock options, partially offset by the principal payments on debt.

Net cash provided by operating activities for the six months ended June 30, 2017 was $0.5 million, which resulted primarily from approximately $1.1 million in depreciation and amortization, $0.8 million in stock-based compensation expense, and net changes in working capital items which increased cash by approximately $0.4 million offset by a $1.8 million net loss. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2017, which resulted primarily from the purchase of property, plant and equipment. Net cash provided by financing activities was approximately $1.3 million for the six months ended June 30, 2017, primarily relating to proceeds from the equipment loans and financing agreement offset by the principal payments on debt.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business or described above from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the adoption of the new accounting standard for the recognition of revenue, ASC 606 - Revenue from Contracts with Customers, adopted for the fiscal year beginning on January 1, 2018, described above, there have been no material changes to our critical accounting policies since December 31, 2017.

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

Revenues from our international operations that were recorded in U.S. dollars represented approximately 78% of our total international revenues for the six months ended June 30, 2018. The remaining 22% were sales in British pounds. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rate between the British pound and the U.S. dollar.

There has been no material change to our foreign currency exchange risk exposure since December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined by Rules 13a-15e and 15d-15e with the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Litigation Relating to the Pending Sale of the Company to Catalent

On July 26, 2018, a putative securities class action complaint, Seedman v. Juniper Pharmaceuticals, Inc., et al., No. 1:18-cv-11584, was filed in the United States District Court for the District of Massachusetts by purported Company stockholder Joseph Seedman against the Company and Company directors in connection with the Offer by Merger Sub, a wholly owned subsidiary of Catalent, to acquire all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, at a price per Share equal to $11.50, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law (the “Seedman Complaint”).  The Seedman Complaint alleges that the Schedule 14D-9 filed with the SEC on July 17, 2018 in connection with the Offer omitted or materially misrepresented certain supposedly material information concerning: (i) Company management’s financial projections, utilized by the Company’s financial advisor, Rothschild Inc. (“Rothschild”), in its financial analyses; (ii) the data and inputs underlying the financial valuation analyses that support the fairness opinion provided by Rothschild; and (iii) the sale process that resulted in the Offer, including certain information concerning the Company’s standstill and confidentiality agreements with potential buyers.  The Seedman Complaint asserts claims against all defendants for violation of Sections 14(d) and 14(e) of the Exchange Act, and against the Company’s directors for violation of Section 20(a) of the Exchange Act.  The Seedman Complaint seeks declaratory and injunctive relief, as well as damages and attorneys’ fees and costs.  Neither Catalent nor Merger Sub is named as a defendant in the Seedman Compliant.

On July 27, 2018, a putative securities class action complaint, Rosenblatt v. Juniper Pharmaceuticals, Inc., et al., No. 1:18-cv-01108, was filed in the United States District Court for the District of Delaware by purported Company stockholder Jordan Rosenblatt against the Company, the Company directors, Catalent and Merger Sub in connection with the Offer (the “Rosenblatt Complaint”).  The Rosenblatt Complaint alleges that the Schedule 14D-9 filed with the SEC on July 17, 2018 in connection with the Offer omitted or materially misrepresented certain supposedly material information concerning: (i) the financial projections and valuation analyses performed by Rothschild in connection with the Offer; and (ii) the background leading to the Offer and potential conflicts of interest of the Company’s management.  The Rosenblatt Complaint asserts claims against all defendants for violation of Sections 14(d) and 14(e) of the Exchange Act, and against the Company’s directors, Merger Sub and Catalent for violation of Section 20(a) of the Exchange Act.  The Rosenblatt Complaint seeks declaratory and injunctive relief, as well as damages and attorneys’ fees and costs.

Additional similar cases may also be filed in connection with the Offer and the Merger.

Other Litigation, Claims and Proceedings

Claims and lawsuits are filed against our Company from time to time. Although the results of pending claims are always uncertain, we believe that we have adequate reserves or adequate insurance coverage in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from these actions.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, in addition to other information included in this Quarterly Report on Form 10-Q, including the information below and our financial statements and related notes thereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

We have entered into a Merger Agreement with Catalent to be acquired and the pending sale of our company poses certain risks to our business, including disrupting our business operations and subjecting us to litigation, as well as diverting management’s efforts from focusing on our business and affecting our ability to retain, recruit and motivate key personnel.

On July 2, 2018, we entered into a Merger Agreement with Catalent and Merger Sub. Pursuant to the Merger Agreement, and subject to its terms and conditions, we expect to be acquired by Catalent in a cash tender offer, followed by a subsequent merger between us and Merger Sub, whereby we would survive as a wholly owned subsidiary of Catalent.  This transaction represents a total equity value of approximately $139.6 million on a fully-diluted basis.

The proposed Merger, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a loss of key personnel, and may affect our ability to recruit prospective employees, retain and motivate existing employees or cause a disruption in our operations.  The proposed Merger may also affect our relationships with third parties, including customers, suppliers and partners.  For example, customers and others that deal with us could defer decisions concerning a continued relationship with us, or seek to alter and terminate existing business relationships with us.

The Merger Agreement imposes customary restrictions on the conduct of our business outside of the ordinary course consistent with past practice prior to the closing of the transactions contemplated by the Merger Agreement or the termination of the Merger Agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions, or to execute or adjust our business strategy.  In addition, litigation is common in connection with sales of publicly traded companies similar to us.  As a result, we and our directors and officers may become parties to lawsuits relating to the Merger, which, even if these lawsuits are without merit, could be time consuming, expensive and divert the attention of our management from operating our business.  If we experience the potential consequences of any of the foregoing risks, our results of operations, financial condition and prospects could be materially and adversely affected.

The Merger Agreement contains certain termination rights of Catalent and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Catalent a termination fee of $5.58 million.  If we are required to pay a termination fee pursuant to the Merger Agreement, our results of operations and financial position could be materially and adversely affected.

The tender offer, proposed Merger and pending sale of our Company may not be completed within the expected timeframe, or at all, and the failure to complete these transactions could adversely affect our business and the price of our common stock.

We cannot predict with certainty whether or when the tender offer, proposed Merger and pending sale of our Company will be completed.  Delays in these transactions could worsen the overall risks associated with these transactions.  If the pending sale of our Company is not completed, the price of our common stock may drop to the extent that the current price of our common stock reflects an assumption that the sale may be completed.  We have incurred, and continue to incur, significant transaction costs in connection with the pending sale of our Company, for which we will have received little or no benefit if these transactions are not completed. Many of these costs will be payable even if the pending sale of our Company is not completed and may relate to activities that we would not have undertaken other than to complete the sale.  Further, a failed transaction may result in negative publicity and may cause a negative impression about us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the tender offer, Merger and pending sale of our Company, including any adverse impact in our relationships with employees, customers, suppliers or partners, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the tender offer, if the sale of our Company is not completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

3.1.1***	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on March 13, 2006).

3.1.2***	Certificate of Amendment of Restated Certificate of Incorporation, dated July 1, 2010 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on July 6, 2010).

3.1.3***	Certificate of Amendment of Restated Certificate of Incorporation, dated August 7, 2013 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on August 8, 2013).

3.1.4***	Certificate of Amendment of Restated Certificate of Incorporation, dated April 2, 2015 (filed as Exhibit 3.1 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 3, 2015).

3.2.1***	Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (filed as Exhibit 3.2 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on January 12, 2015).

3.2.2***	Amendment No. 1 to the Amended and Restated By-Laws of Juniper Pharmaceuticals, Inc. (filed as Exhibit 3.2 to Juniper Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 3, 2015).

10.1* †	Amendment No. 2 to the Manufacturing and Supply Agreement, dated May 24, 2018, by and between Columbia Laboratories (Bermuda) Limited and Fleet Laboratories

10.2* †	Packaging Agreement, dated May 10, 2018, between Columbia Laboratories (Bermuda) Limited and Maropack AG

10.3* †	Exclusive License Agreement, dated April 24, 2018 by and between Juniper Pharmaceuticals, Inc. and Daré Bioscience, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Juniper Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

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
DATE: August 9, 2018